Form 10KSB
period 1998-12-31
GRAND CENTRAL FINANCIAL CORP
filed 1999-03-31
CIK 1070680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 1998


/ / TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25945

                          GRAND CENTRAL FINANCIAL CORP.
                 (Name of small business issuer in its charter)

                DELAWARE                                          34-1877137
(State or other jurisdiction of incorporation                 (I.R.S. Employer
or organization)                                             Identification No.)

   601 MAIN STREET, WELLSVILLE, OHIO                               43968
(Address of principal executive offices)                         (Zip Code)

Issuer's telephone number:                                   (330) 532-1517


Securities registered under Section 12(g) of the Exchange Act:
      COMMON STOCK, PAR VALUE $.01 PER SHARE
                     (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      (1) YES X NO__
                                                        (2) YES X NO__

     Indicate by check mark if disclosure of delinquent filers to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

     As of December 31, 1998, the Registrant's revenues were $9,126,000.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 19, 1999 was $16,828,991.

     Based on the average of the bid and ask prices, the aggregate market value of the Common Stock outstanding held by the nonaffiliates of the Registrant on March 19, 1999 was $16,828,991 (1,602,761 shares at $10.50 per share).

     As of March 19, 1999, there were 1,938,871 shares of the Registrant's Common Stock outstanding.

                                      INDEX

PART I
                                                                             PAGE NO.
 Item 1.      Description of Business...........................................1

 Item 2.      Description of Property.......................................... 26

 Item 3.      Legal Proceedings................................................ 26

 Item 4.      Submission of Matters to a Vote of Security Holders.............. 26

PART II

 Item 5.      Market for the Company's Common Equity
              and Related Stockholder Matters.................................. 27

 Item 6.      Management's Discussion and Analysis of Financial
              Condition or Plan of Operation................................... 27

 Item 7.      Financial Statements............................................. 38

 Item 8.      Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure.............................. 65

PART III

 Item 9.      Directors, Executive Officers, Promoters and Control Persons;
              Compliance with Section 16(a) of the Exchange Act................ 65

 Item 10.     Executive Compensation........................................... 67

 Item 11.     Security Ownership of Certain Beneficial Owners and Management... 69

 Item 12.     Certain Relationships and Related Transactions................... 70

PART IV

 Item 13.     Exhibits and Reports on Form 8-K................................. 71

SIGNATURES..........  ......................................................... 73



                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Grand Central Financial Corp. (the "Company") was incorporated under Delaware law on September 10, 1998. On December 30, 1998, the Company acquired Central Federal Savings and Loan Association of Wellsville (the "Association") as a part of the Association's conversion from a federally chartered mutual savings and loan association into a federally chartered capital stock savings and loan association (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Association. The Company retained 50% of the net conversion proceeds amounting to $9.3 million which it intended to use for general business activities and to fund a loan to the Employee Stock Ownership Plan ("ESOP") to purchase 8% of the stock issued in the Conversion. At December 31, 1998, the Company had total assets of $133.4 million and stockholders' equity of $31.8 million.

     The Association is a community-oriented savings institution which was originally organized in 1892. The Association's principal business consists of attracting deposits from the general public in its primary market area and investing those deposits and other funds, generated from operations, and from Federal Home Loan Bank of Cincinnati ("FHLB-Cincinnati") advances, primarily in conventional mortgage loans secured by single-family residences. The Association also invests in consumer loans, primarily indirect automobile loans and loans originated directly or on the Association's behalf by automobile dealers at the time of sale. To a significantly lesser extent, the Association invests in home equity, multi-family, commercial real estate, construction and land loans. The Association also invests in mortgage-backed securities, primarily those guaranteed or insured by government agencies such as Ginnie Mae, Fannie Mae and Freddie Mac, and other investment grade securities. The Association's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Association's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, FHLB-Cincinnati advances and proceeds from the sale of loans. The Association operates through its home office located in Wellsville, Ohio, and its five full service branch offices.

MARKET AREA AND COMPETITION

     The Association's primary market area includes Columbiana, Mahoning and Jefferson Counties in Eastern Ohio. In recent years, the market area has experienced higher unemployment rates than in Ohio and the United States and a slightly decreasing population. Per capita income and median household income in the market area are lower and have increased at a lower rate than in Ohio and the United States.

     The Association's primary market area is a competitive market for financial services and the Association faces significant competition both in making loans and in attracting deposits. The Association faces direct competition from a number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Association. The Association's competition for loans comes principally from savings institutions, mortgage banking companies, commercial banks and credit unions. Its most direct competition for deposits has historically come from savings institutions and commercial banks. In addition, the Association faces increasing competition for deposits and other financial products from non-bank institutions such as brokerage firms and insurance companies in mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by single-family residences. At December 31, 1998, the Association had gross loans receivable of $64.7 million, of which $46.8 million were single-family, residential mortgage loans, or 72.3% of the Association's gross loans receivable. The remainder of the portfolio consisted of: consumer loans of $15.7 million, or 24.3% of gross loans receivable; $735,000 of construction and land loans, or 1.2% of gross loans receivable; $1.2 million of multi-family mortgage loans, or 1.8% of gross loans receivable; and $263,000 of commercial loans, or 0.4% of gross loans receivable. At that same date, 89.7% of the Association's loan portfolio had fixed interest rates. The Association had $1.2 million in single-family residential mortgage loans held for sale at December 31, 1998.

     The types of loans that the Association may originate are subject to federal and state law and regulations. Interest rates charged by the Association on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board, and legislative tax policies.

     The following table sets forth the composition of the Association's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                   AT DECEMBER 31,
                                  ---------------------------------------------------------------------------------
                                            1998                        1997                        1996
                                  ------------------------     ----------------------     -------------------------
                                                  PERCENT       AMOUNT      PERCENT                       PERCENT
                                   AMOUNT        OF TOTAL                   OF TOTAL        AMOUNT        OF TOTAL
                                  ---------      ---------     --------    ----------     ----------     ----------
Real estate loans:
   Single-family(1)........        $46,781          72.34%     $42,429        72.80%        $38,498          77.14%
   Multi-family and
      commercial...........          1,150           1.78        1,006         1.73           1,448           2.90
   Construction............            735           1.14        1,017         1.74             612           1.23
                                    ------         ------       ------       ------          ------         ------
         Total real estate loans    48,666          75.26        44,452       76.27          40,558          81.27
                                    ------         ------       ------       ------          ------         ------
Consumer loans:
   Home equity loans.......          2,843           4.40        2,227         3.82           1,598           3.20
   Automobile..............         12,896          19.94       10,585        18.16           6,879          13.79
   Other...................             --            --           710         1.22             580           1.16
                                    ------         ------       ------       ------          ------         ------
         Total consumer loans       15,739          24.34        13,522       23.20           9,057          18.15
                                    ------         ------       ------       ------          ------         ------
Commercial loans...........            263           0.40           308        0.53             290           0.58
                                    ------         ------       ------       ------          ------         ------
      Total loans..........         64,668         100.00%      58,282       100.00%         49,905         100.00%
                                                   ------                    ------                         ------
                                                   ------                    ------                         ------
Less:
   Deferred loan origination
      fees and discounts...           (188)                       (165)                        (159)
   Allowance for loan losses          (379)                       (231)                        (229)
                                  ---------                       ----                        -----
      Total loans, net.....        $64,101                     $57,886                      $49,517
                                   -------                     -------                      -------
                                   -------                     -------                      -------



(1)Includes loans held for sale.

     LOAN MATURITY. The following table shows the remaining contractual maturity of the Association's total loans at December 31, 1998. The table does not include the effect of future principal prepayments.


                                                                           AT DECEMBER 31, 1998
                                                       ------------------------------------------------------------
                                                        CONSTRUCTION(1)          COMMERCIAL            TOTAL LOANS
                                                       ------------------       -------------         -------------
                                                                              (IN THOUSANDS)
Amounts due in:
 One year or less..............................                  $  --               $  91              $  91
 After one year:
    More than one year to three years..........                     --                   5                  5
    More than three years to five years........                     --                  --                 --
    More than five years to 10 years...........                     --                  --                 --
    More than 10 years to 15 years.............                     --                 167                167
    More than 15 years.........................                    735                  --                735
                                                                  ----                ----               ----
                                                                  ----                ----               ----
       Total amount due........................                   $735                $263               $998
                                                                  ----                ----               ----
                                                                  ----                ----               ----

(1) Construction loans, which consist of loans to the owner for the construction of single-family residences, automatically convert to permanent financing upon completion of the construction phase.


     The following table sets forth, at December 31, 1998, the dollar amount of loans contractually due after December 31, 1999, and whether such loans have fixed interest rates or adjustable interest rates.


                                                                     DUE AFTER DECEMBER 31, 1999
                                                             -------------------------------------------
                                                               FIXED          ADJUSTABLE         TOTAL
                                                             ---------        -----------      ---------
                                                                           (IN THOUSANDS)
Consumer loans.......................................           $735               $ --           $735
Commercial loans.....................................              5                167            172
                                                                ----               ----           ----
      Total loans....................................           $740               $167           $907
                                                                ----               ----           ----
                                                                ----               ----           ----



     ORIGINATION OF LOANS. The Association's mortgage lending activities are conducted through its home office and five branch offices. Although the Association may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans depends upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area. The Association sells a portion of the mortgage loans that it originates, primarily to Freddie Mac and retains only loans that bear an interest rate above levels established from time to time by the Association's board of directors based on current market rates. At December 31, 1998, there were 14 loans categorized as held for sale. The Association also emphasizes the origination of home equity loans and construction loans secured primarily by owner-occupied properties.

     The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                      FOR THE YEAR
                                                    ENDED DECEMBER 31,
                                            ---------------------------------
                                              1998        1997        1996
                                            ---------   ---------   ---------
                                                     (IN THOUSANDS)


Loans at beginning of period .............   $ 57,886    $ 49,517    $ 48,233
                                             --------    --------    --------
 Originations:
    Real estate:
       Single-family .....................     21,652      11,932      11,495
       Multi-family and commercial .......        178        --           353
       Construction ......................      1,799       1,042         376
       Consumer ..........................      9,871      10,139       5,469
       Commercial ........................        229         341         283
                                             --------    --------    --------
          Total loans originated .........     33,729      23,454      17,976
                                             --------    --------    --------

 Principal loan repayments and
  prepayments ............................    (21,433)    (14,161)    (16,076)
    Loan sales ...........................     (5,923)       (877)       (629)
    Transfers to REO .....................         (4)        (39)       --
    Change in unearned origination fees ..         (6)         (6)         (7)
    Change in allowance for loan losses ..       (148)         (2)         20
                                             --------    --------    --------
Net loan activity ........................      6,215       8,369       1,284
                                             --------    --------    --------
    Loans at end of period (1) ...........   $ 64,101    $ 57,886    $ 49,517
                                             --------    --------    --------
                                             --------    --------    --------




(1) Loans at end of period include loans in process of $869,000, $574,000 and $550 for fiscal years 1998, 1997 and 1996, respectively.

     SINGLE-FAMILY MORTGAGE LENDING. The primary lending activity of the Association has been and continues to be the origination of permanent conventional mortgage loans secured by single-family residences located in the Association's primary market area. The Association sells a portion of the fixed-rate loans that it originates. The Association retains the servicing rights on the loans it sells. The Association retains fixed-rate loans with a rate of interest higher than the level established by the Association's board of directors as high in relation to the current market based on Freddie Mac's levels. At December 31, 1998, the Association retained 30-year loans with a rate of interest of 7.5% or higher and 15-year loans with a rate of interest of 7.0% or higher. The Association generally retains for its portfolio any ARM loans that it originates. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from the Association's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Association primarily originates fixed-rate loans in the current low interest rate environment, but also offers adjustable-rate mortgage loans. At December 31, 1998, single-family mortgage loans totalled $46.8 million, or 72.3% of total loans at such date. At that date, of the Association's mortgage loans secured by single-family residences, $40.7 million, or 87.0%, were fixed-rate loans.

     The Association's policy is to originate single-family residential mortgage loans in amounts up to 80% of the appraised value of the property securing the loan and up to 95% of the appraised value if private mortgage insurance is obtained. Mortgage loans originated by the Association generally include due-on-sale clauses which provide the Association with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Association's consent. Due-on-sale clauses are an important means of adjusting the rates on the Association's fixed-rate mortgage loan portfolio and the Association exercises its rights under these clauses. The residential mortgage loans originated by the Association are generally for terms to maturity of up to 30 years.

     The Association offers several adjustable-rate loan programs with terms of up to 25 years and interest rates that adjust either annually or every three years. Of the Association's mortgage loans secured by single-family residences, $6.1 million, or 13.0%, had adjustable rates. Certain of the Association's one-year ARM loans have a maximum adjustment limitation of 2% per year and a 6% lifetime cap on adjustments. The Association has additional one-year ARM loans that have no caps. The Association's three-year ARM loan has a maximum adjustment limitation of 1.5% per change and a 6% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to the monthly average rate on a variety of established indices.

     The volume and types of ARM loans originated by the Association have been affected by such market factors as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for ARM loans in the Association's primary market area has been weak due to the low interest rate environment and consumer preference for fixed-rate loans. Consequently, in recent years the Association has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. The ARM loans offered by the Association do not provide for initial deep discount interest rates or for negative amortization. Although the Association expects to offer ARM loans, the Association cannot be certain that in the future it will be able to originate a sufficient volume of ARM loans to constitute a significant portion of the Association's loan portfolio.

     MULTI-FAMILY AND COMMERCIAL REAL ESTATE LENDING. On a limited basis, the Association occasionally originates multi-family mortgage loans generally secured by properties located in the Association's primary market area. In reaching its decision on whether to make a multi-family loan, the Association considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Association's current underwriting policies, a multi-family mortgage loan may be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Association generally requires a debt service ratio of 120%. Properties securing a multi-family loan are appraised by an independent appraiser.

     When evaluating a multi-family loan, the Association also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Association's lending experience with the borrower. The Association's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a satisfactory credit history. In making its assessment of the creditworthiness of the borrower, the Association generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

     On a limited basis, the Association originates commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, small office buildings or retail facilities located in its primary market area. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to 70% of the appraised value of the property. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Association's portfolio at December 31, 1998 was $115,000. The loan was current and performing in accordance with its contractual terms at December 31, 1998.

     Multi-family and commercial real estate loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

     The Association's multi-family and commercial real estate loan portfolio at December 31, 1998 totalled $1.2 million or 1.8% of gross loans receivable. The Association's largest multi-family loan at December 31, 1998, had a principal balance outstanding of less than $16,000.

     COMMERCIAL LENDING. On a very limited basis, the Association makes commercial business loans generally secured by business equipment, inventory, accounts receivable and other business assets. At December 31, 1998, the Association's commercial loan portfolio was $263,000 or 0.4% of gross loans receivable, none of which were in non-accrual status. The Association does not currently anticipate that commercial lending activities will significantly increase in the immediate future.

     CONSTRUCTION AND LAND LENDING. The Association generally originates construction and land development loans to contractors and individuals in its primary market area. The Association's construction loans primarily are made to finance the construction of owner-occupied single-family residential properties and, to a significantly lesser extent, individual properties built by developers for future sale. The Association's construction loans to individuals are primarily fixed-rate loans which, after a four-month construction period, convert to permanent loans with maturities of up to 30 years. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences. The Association requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Association requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Association's portfolio at December 31, 1998 had a balance of $168,000 and is secured by a single family residence. This loan is currently performing in accordance with its terms. At December 31, 1998, the Association had $735,000 of construction and land loans totalling 1.1% of the Association's gross loans receivable.

     Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Association may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     CONSUMER AND OTHER LENDING. The Association's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans and loans secured by deposits. The Association originates a relatively small number of home equity lines of credit, which are generally ARM loans with the rate adjusting monthly at 2% above the prime rate of interest as disclosed in THE WALL STREET JOURNAL. At December 31, 1998, the Association's consumer loan portfolio was $15.8 million, or 24.3% of gross loans receivable.

     Loans secured by rapidly depreciable assets such as automobiles entail greater risks than single-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. A significant portion of the Association's automobile loans are originated on the Association's behalf by automobile dealers at the time of sale. This indirect lending requires the maintenance of relationships with such dealers. Such loans do not have the benefit of direct interaction between the borrowers and the Association's lending officers during the underwriting process.

     LOAN APPROVAL PROCEDURES AND AUTHORITY. The Board of Directors establishes the lending policies of the Association. Consumer loans in amounts up to $25,000 may be approved by the Association's loan officers. Loans in excess of $25,000 and up to $50,000 must be approved by the President or Vice President. Consumer loans in excess of $50,000 must be approved by the Board of Directors. All mortgage loans are approved by the Executive Committee. Pursuant to OTS regulations, loans to one borrower cannot exceed 15% of the Association's unimpaired capital and surplus. The Association will not make loans to one borrower that are in excess of regulatory limits.

     DELINQUENCIES AND CLASSIFIED ASSETS. The Board of Directors performs a monthly review of all delinquent loans thirty days or more past due. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Association sends the borrower a written notice of non-payment after the loan is first past due. In the event payment is not then received, additional letters are sent and phone calls are made. If management believes that the loan is well-secured, the Association generally will try to work with the borrower to have the loan brought current. If the loan is still not brought current and it becomes necessary for the Association to take legal action, the Association will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold at a sheriff's sale.

     Federal regulations and the Association's Classification of Assets Policy require that the Association utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered "Substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

     When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, under current OTS policy the Association is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "Loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation allowances. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes that an adequate allowance for loan losses has been established. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

     The Association's Classification of Assets Committee reviews and classifies the Association's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. At December 31, 1998, the Association had $7,000 of assets designated as Special Mention which consisted of one loan, $56,000 of assets classified as Substandard consisting of three loans and no assets classified as doubtful and loss. At December 31, 1998, the largest loan designated as Special Mention was a $7,000 loan and was secured by real estate.

     The following table1 sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.


                                             DECEMBER 31, 1998                        DECEMBER 31, 1997
                                   --------------------------------------   ---------------------------------------
                                       60-89 DAYS       90 DAYS OR MORE         60-89 DAYS       90 DAYS OR MORE
                                   ------------------  ------------------   ------------------  -------------------
                                            PRINCIPAL            PRINCIPAL           PRINCIPAL            PRINCIPAL
                                    NUMBER  BALANCE    NUMBER    BALANCE    NUMBER   BALANCE    NUMBER    BALANCE
                                     OF       OF        OF         OF        OF        OF        OF         OF
                                    LOANS    LOANS     LOANS      LOANS     LOANS     LOANS     LOANS      LOANS
                                   -------  ---------  -------   --------   -------  ---------  -------   --------
                                                               (DOLLARS IN THOUSANDS)
Real Estate Loans:
 Single-family................       1         $31        3        $32        8        $114        6       $128
 Multi-family and
   commercial.................      --          --       --         --       --          --       --         --
Consumer Loans:                     --          --       --         --
 Home equity loans and
    lines of credit...........      --          --       --         --        3          26       --         --
 Automobile...................      --          --       --         --       --          --       --         --
 Unsecured lines of credit....      --          --       --         --       --          --       --         --
 Other........................      --          --        2          7        2           5        3          7
Commercial Loans................    --          --       --         --       --          --        1         50
                                   -------  ---------  -------   --------   -------  ---------  -------   --------
    Total.....................       1         $31        5        $39       13        $145       10       $185
                                   -------  ---------  -------   --------   -------  ---------  -------   --------
                                   -------  ---------  -------   --------   -------  ---------  -------   --------
Delinquent loans to
      total loans...............                                                         0.25%               0.32%





                                                                               DECEMBER 31, 1996
                                                             ------------------------------------------------------
                                                                   60-89 DAYS                  90 DAYS OR MORE
                                                             -----------------------       ------------------------

                                                                           PRINCIPAL                      PRINCIPAL
                                                             NUMBER        BALANCE         NUMBER         BALANCE
                                                               OF            OF             OF              OF
                                                             LOANS          LOANS          LOANS           LOANS
                                                             ------        ---------       -------        ---------
                                                                             (DOLLARS IN THOUSANDS)
Real Estate Loans:
 Single-family.....................................           6              $215             2              $41
 Multi-family and commercial.......................          --                --            --               --
Consumer Loans:
 Home equity loans and lines of credit.............          --                --            --               --
 Automobile........................................          --                --            --               --
 Unsecured lines of credit.........................           1                 1            --               --
 Other.............................................           3                10             1                4
Commercial Loans.....................................        --                --            --               --
                                                             ------        ---------       -------        ---------
    Total..........................................          10              $226             3              $45
                                                             ------        ---------       -------        ---------
                                                             ------        ---------       -------        ---------
Delinquent loans to total loans......................                          0.45%                          0.09%


(1) The table does not include delinquent loans less than 60 days past due. At December 31, 1998, 1997 and 1996, total loans past due 30 to 59 days amounted to $389,000, $356,000 and $471,000, respectively.

     NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and REO. At December 31, 1998, non-accrual loans totalled $39,000, consisting of five loans and no REO. It is the policy of the Association to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest. At December 31, 1998, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $10,000. At December 31, 1998 and 1996, the Association had no impaired loans. At December 31, 1997, there were $5,000 of impaired loans with specific loan loss allowances of $0.


                                                                           AT DECEMBER 31,
                                                              -----------------------------------------
                                                                1998            1997            1996
                                                              --------        --------        ---------
                                                                        (DOLLARS IN THOUSANDS)
Non-accruing loans:
 Single-family real estate....................................     $32            $128              $41
 Consumer.....................................................       7              21                4
 Commercial...................................................      --              50               --
                                                                --------        --------        ---------
    Total(1)..................................................      39             199               45
Real estate owned (REO).......................................        --              --               --
Other repossessed assets......................................        --              --               --
                                                                --------        --------        ---------
    Total nonperforming assets(2).............................     $39            $199              $45
Troubled debt restructurings..................................        --              --               --
                                                                --------        --------        ---------
Troubled debt restructurings and total nonperforming assets...       $39            $199              $45
                                                                --------        --------        ---------
                                                                --------        --------        ---------
Total nonperforming loans and troubled debt restructurings
 as a percentage of total loans...............................     0.06%           0.34%            0.09%
Total nonperforming assets and troubled debt restructurings
 as a percentage of total assets..............................     0.03%           0.17%            0.04%


-------------------------------------

(1)  Total non-accruing loans equals total nonperforming loans.

(2) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 1998, the Association's allowance for loan losses was 0.59% of gross loans receivable as compared to 0.40% as of December 31, 1997. The Association had non-accrual loans of $39,000 and $199,000 at December 31, 1998 and December 31, 1997, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

     The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.



                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                     1998               1997                1996
                                                                  ----------          ---------          ----------
                                                                               (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of year.............              $231               $229                $249
Charged-off loans:
 Single-family real estate.............................                   7               --                    15
 Multi-family and commercial real estate...............                --                 --                   --
 Consumer..............................................                --                    4                   5
                                                                      -----             ------              ------
                                                                      -----             ------              ------
    Total charged-off loans............................                   7                  4                  20
Recoveries on loans previously charged off:
 Single-family real estate.............................                --                 --                   --
 Consumer..............................................                   1                  6                 --
                                                                      -----             ------              ------
                                                                      -----             ------              ------
    Total recoveries...................................                   1                  6                 --
Net loans charged-off (recovered)........................                 6                 (2)                 20
Provision for loan losses................................               154                 --                 --
                                                                      -----             ------              ------
                                                                      -----             ------              ------
Allowance for loan losses, end of period.................              $379               $231                $229
                                                                      -----             ------              ------
                                                                      -----             ------              ------
Allowance for loan losses to total loans.................              0.59%              0.40%               0.46%
Allowance for loan losses to nonperforming loans
  and troubled debt restructuring.......................               9.72x              1.16x               5.09x
Net loans charged-off (recovered) to
  allowance for loan losses............................                1.58%             (0.87)%              8.73%
Net loans charged-off (recovered) to average loans.......              0.01%                --                0.04%



     The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans.



                                                                AT DECEMBER 31,
                              --------------------------------------------------------------------------------------------
                                          1998                         1997                        1996
                              ----------------------------  --------------------------  ----------------------------------
                                         % OF      PERCENT               % OF      PERCENT              % OF      PERCENT
                                       ALLOWANCE  OF LOANS             ALLOWANCE  OF LOANS            ALLOWANCE  OF LOANS
                                        IN EACH   IN EACH               IN EACH   IN EACH              IN EACH   IN EACH
                                       CATEGORY   CATEGORY             CATEGORY   CATEGORY            CATEGORY   CATEGORY
                                        TO TOTAL  TO TOTAL              TO TOTAL  TO TOTAL             TO TOTAL  TO TOTAL
                              AMOUNT   ALLOWANCE    LOANS     AMOUNT   ALLOWANCE    LOANS    AMOUNT   ALLOWANCE    LOANS
                             -------- ---------- ----------  -------- ---------- ---------- -------- ---------- ----------
                                                             (DOLLARS IN THOUSANDS)
Real estate.................   $174      45.91%    75.26%       $107     46.32%   76.27%       $107     46.73%   81.27%
Consumer....................     62      16.36     24.34          37     16.02    23.20          35     15.28    18.15
Commercial..................    143      37.73      0.40          87     37.66     0.53          87     37.99     0.58
Unallocated.................     --        --        --          --        --       --           --       --        --
                               ----      -----     -----        ----     -----    -----        ----     -----    -----
   Total allowance
       for loan losses......   $379     100.00%   100.00%       $231    100.00%  100.00%       $229    100.00%  100.00%
                               ----     ------    ------        ----    ------   ------        ----    ------   ------
                               ----     ------    ------        ----    ------   ------        ----    ------   ------


REAL ESTATE OWNED

     At December 31, 1998, the Association had no REO. If the Association acquires any REO, it is initially recorded at fair value less costs to sell and thereafter REO is recorded at the lower of the recorded investment in the loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, REO is valued at the lower of the recorded investment or the fair value of the property less costs to sell. If there is a further deterioration in value, the Association provides for a specific valuation allowance.

INVESTMENT ACTIVITIES

     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be more than adequate to meet its normal daily activities.

     The investment policy of the Association as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Association's lending activities. The Association's policies generally limit investments to government and federal agency securities. The Association's policies provide the authority to invest in U.S. Treasury and federal agency securities meeting the Association's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Association funds such investments not only through payments on deposit accounts and the proceeds from the repayment of loans and the Association's operations, but also through FHLB- Cincinnati advances. The success of such use of FHLB-Cincinnati advances depends on management's ability to maintain a positive spread between the interest earned on the investment securities and the interest cost of the FHLB- Cincinnati advances. At December 31, 1998, the Association had investment and mortgage-backed securities with a carrying value of $37.8 million and a market value of $38.1 million. At December 31, 1998, the Association had $5.1 million in mortgage-backed and investment securities classified as available for sale and $32.6 million in investment and mortgage-backed securities classified as held to maturity. Of the Association's mortgage-backed securities, $5.0 million had adjustable rates at December 31, 1998.

     At December 31, 1998, all of the Association's mortgage-backed securities were insured or guaranteed by either Freddie Mac, Fannie Mae or Ginnie Mae. In addition, the Association owned one CMO which failed a stress test at December 31, 1998.

security failed the portion of the test in which the life of the security would extend greater than the prescribed limit in the event interest rates increased 300 basis points. This condition occurred due to the recent decline in rates and the resulting decrease in the weighted average life of the security. The results of the other tests provided the results which were similar to the conditions when the security was purchased, which passed the stress test. Because the security was purchased at a discount and an increase in prepayments causes the security yield to increase along with the fact that the security passed the other elements of the stress test, management does not consider the security to be high risk. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing or increasing, respectively, the net yield on such securities. There is also the risk associated with the necessity to reinvest the cash flows from such securities at market interest rates which may be lower than the interest rates received on such securities. In addition, the market value of such securities may be adversely affected by changes in interest rates.

     The following table sets forth certain information regarding the amortized cost and fair value of the Association's securities at the dates indicated.



                                                              AT DECEMBER 31,
                                        ---------------------------------------------------------------
                                                1998               1997               1996
                                        ------------------- -------------------- ----------------------
                                         AMORTIZED  FAIR    AMORTIZED    FAIR    AMORTIZED    FAIR
                                           COST     VALUE     COST       VALUE     COST       VALUE
                                        ----------  ------- ---------  --------- ---------  ----------
                                                                (IN THOUSANDS)
Investment securities:
 Debt securities held-to-maturity:
 Obligations of U.S. government
    agencies ..........................   $   998   $ 1,006   $ 2,497   $ 2,515   $  5,499    $ 5,507
    Commercial paper ..................     1,494     1,488       992       992       --         --
                                            -----     -----     -----     -----      -----      -----

          Total .......................     2,492     2,494     3,489     3,507      5,499      5,507
                                            -----     -----     -----     -----      -----      -----

Debt securities available-for-sale:
    Obligations of U.S. Treasury and
       U.S. government agencies .......      --        --       9,989     9,905     10,988     10,540
    Municipal securities ..............       175       179       275       284        328        339
                                            -----     -----     -----     -----      -----      -----
          Total .......................       175       179    10,264    10,189     11,316     10,879

          Total debt securities .......     2,667     2,673    13,753    13,696     16,815     16,386
                                            -----     -----     -----     -----      -----      -----
Mortgage-related securities:
 Mortgage-related securities
    held-to-maturity:
    Freddie Mac .......................    17,019    17,331    22,714    22,884     31,991     30,967
    Fannie Mae ........................     4,078     4,147     5,273     5,234      5,902      6,033
    Collateralized Mortgage
       Obligations ....................     9,040     8,991       --        --         --         --
                                            -----     -----     -----     -----      -----      -----
        Total mortgage-related
            securities held-to-maturity    30,137    30,469    27,987    28,118     37,893     37,000
                                            -----     -----     -----     -----      -----      -----
 Mortgage-related securities
    available-for-sale:
    Freddie Mac .......................       342       343       391       396        490        491
    Fannie Mae ........................     2,056     2,086     3,734     3,809      5,452      5,531
    Ginnie Mae ........................     2,508     2,541     3,358     3,424      4,014      4,071
                                            -----     -----     -----     -----      -----      -----
     Total mortgage-related
         securities available-for-sale      4,906     4,970     7,483     7,629      9,956     10,093
                                            -----     -----     -----     -----      -----      -----
          Total mortgage-related
             securities ...............    35,043    35,439    35,470    35,747     47,849     47,093
                                            -----     -----     -----     -----      -----      -----
       Net unrealized (losses) gains on
        available-for-sale securities .        68      --          71      --         (300)      --
                                            -----     -----     -----     -----      -----      -----
          Total securities ............   $37,778   $38,112   $49,294   $49,443   $ 64,364    $63,479
                                            -----     -----     -----     -----      -----      -----
                                            -----     -----     -----     -----      -----      -----

     The following table sets forth the Association's securities activities for the periods indicated.



                                                                          FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                    1998                1997               1996
                                                                 ----------          ----------         -----------
                                                                                   (IN THOUSANDS)
INVESTMENT SECURITIES:
 Investment securities, beginning of period(1).......           $49,294              $64,364             $53,304
 Purchases:
    Investment securities - held-to-maturity.........            11,500                3,987              11,499
    Investment securities - available-for-sale.......               425                4,989              11,144
 Sales:
    Investment securities - available-for-sale.......              (442)                  --              (1,518)
 Calls, maturities and payments:
    Investment securities - held-to-maturity.........           (12,684)             (15,964)             (6,451)
    Investment securities - available-for-sale.......           (10,395)              (8,522)             (3,137)
 Net increase (decrease) in premium
    amortization and discount accretion..............                83                   67                 (66)
 Net increase (decrease) in unrealized gain (loss)...                (3)                 373                (411)
                                                               --------             --------             -------
    Net increase (decrease) in investment
         securities..................................            (11,516)            (15,070)             11,060
                                                               --------             --------             -------
 Investment securities, end of period................          $ 37,778             $ 49,294             $64,364
                                                               --------             --------             -------
                                                               --------             --------             -------

----------------------------------------------

(1)  Includes mortgage-related securities.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's investment securities and mortgage-related securities as of December 31, 1998.



                                                               AT DECEMBER 31, 1998
                                   -------------------------------------------------------------------------------------------------
                                                                            MORE THAN FIVE
                                                       MORE THAN ONE YEAR        YEARS         MORE THAN TEN
                                    ONE YEAR OR LESS     TO FIVE YEARS       TO TEN YEARS          YEARS              TOTAL
                                    ------------------ ------------------  ------------------  ------------------ ------------------
                                              WEIGHTED           WEIGHTED            WEIGHTED            WEIGHTED           WEIGHTED
                                    CARRYING  AVERAGE  CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE
                                    VALUE      YIELD    VALUE      YIELD    VALUE      YIELD    VALUE      YIELD    VALUE      YIELD
                                    --------  -------- --------  -------   --------  --------  --------  --------  --------  -------
                                                              (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
 Investment securities:
  Obligations of U.S.
   government  agencies ..........   $  --       --%   $   998    7.15%    $   --      --%     $  --       --%     $   998     7.15%
  Corporate notes ...............     1,494    5.89        --       --         --      --         --       --        1,494     5.89
Mortgage-related securities:
  Freddie Mac ....................     --        --        121    9.50       2,365   6.00       14,533   6.56       17,019     6.50
  Fannie Mae .....................     --        --        --       --         --      --        4,078   6.44        4,078     6.44
  Collateralized Mortgage
   Obligations ...................     --        --        --       --         --      --        9,040   6.75        9,040     6.75
                                      -----    ----      -----    ----       -----   ----       ------   ----       ------     ----
    Total securities at
     amortized cost ..............    1,494    5.89      1,119    7.40       2,365   6.00       27,651   6.60       32,629     6.55

Available-for-sale securities:
 Investment securities:
  Obligations of U.S.
   government agencies ...........     --        --        --       --         --      --          --      --          --       --
  Municipal securities (1) .......      102    6.35         77    6.53         --      --          --      --          179     6.43
Mortgage-related securities:
  Freddie Mac ....................     --        --        --       --         --      --          343   6.96          343     6.96
  Fannie Mae .....................     --        --        --       --         --      --        2,086   7.48        2,086     7.48
  Ginnie Mae .....................     --        --        --       --         --      --        2,541   6.91        2,541     6.91
                                      -----    ----      -----    ----       -----   ----       ------   ----       ------     ----
    Total securities at fair
     value .......................   $  102    6.35%    $   77    6.53%    $   --    $ --      $ 4,970   7.15%     $ 5,149     7.13%
                                      -----    ----      -----    ----       -----   ----       ------   ----       ------     ----
                                      -----    ----      -----    ----       -----   ----       ------   ----       ------     ----



(1) Weighted Average Yield data for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

SOURCES OF FUNDS

     GENERAL. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes. The Association has historically also used FHLB-Cincinnati advances as a source of funds.

     DEPOSITS. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook accounts, savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended December 31, 1998, certificates of deposit constituted 55.18% of total average deposits. The term of the certificates of deposit offered by the Association vary from six months to four years and the offering rates are established by the Association on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 1998, the Association had $32.6 million of certificate accounts maturing in less than one year. The Association expects that most of these accounts will be reinvested and does not believe that there are any material risks associated with the respective maturities of these certificates. The Association's deposits are obtained predominantly from the area in which its banking offices are located. The Association relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits.

     The following table presents the deposit activity of the Association for the periods indicated:

                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                           --------------------------------
                                                             1998        1997       1996
                                                           ---------   --------   ---------
                                                                    (IN THOUSANDS)

Increase (decrease) before interest credited.........        $7,071    $   510      $3,174
Interest credited....................................           584        645         655
                                                             ------     ------      ------
Net increase.........................................        $7,655     $1,155      $3,829
                                                             ------     ------      ------
                                                             ------     ------      ------



     At December 31, 1998, the Association had $3.4 million in certificate accounts in amounts of $100,000 or more maturing as follows:



                                                                             WEIGHED
                                                                             AVERAGE
  MATURITY PERIOD                                          AMOUNT             RATE
--------------------                                   -------------   ----------------
                                                            (DOLLARS IN THOUSANDS)
Three months or less...............................        $   439               5.57%
Over 3 through 6 months............................            973               5.95
Over 6 through 12 months...........................          1,334               5.88
Over 12 months.....................................            627               5.43
                                                               ---
         Total.....................................         $3,373               5.78%
                                                            ------               ----
                                                            ------               ----

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information at December 31, 1998. Averages for the periods presented utilize month-end balances.




                                                      FOR THE YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------------------------------------
                                       1998                          1997                         1996
                          ------------------------------ ------------------------------  -----------------------------
                                      PERCENT                         PERCENT                      PERCENT
                                        OF                              OF                            OF
                                       TOTAL    AVERAGE                TOTAL    AVERAGE              TOTAL    AVERAGE
                           AVERAGE    AVERAGE     RATE     AVERAGE    AVERAGE     RATE    AVERAGE   AVERAGE    RATE
                           BALANCE   DEPOSITS     PAID     BALANCE   DEPOSITS     PAID    BALANCE   DEPOSITS   PAID
                          ---------  ---------  -------- ---------- ----------  -------  --------- ----------  -------
                                                           (DOLLARS IN THOUSANDS)

NOW accounts............. $  8,478    10.54%     2.43%   $  7,611     10.08%    2.63%    $  7,237     9.90%    2.72%
Money market accounts....    2,575     3.20      3.30       2,741      3.63     3.36        2,888     3.95     3.29
Savings accounts.........   23,586    29.31      2.95      23,424     31.01     3.09       24,536    33.58     3.09
Certificates of deposit..   44,775    55.64      5.58      41,001     54.29     5.73       37,740    51.65     5.78
Noninterest-bearing
deposits:
   Demand deposits.......    1,059     1.31       --          751      0.99      --           666     0.92      --
                          --------   -------             --------    -------              --------  -------
  Total average deposits  $ 80,473   100.00%     4.33%   $ 75,528    100.00%    4.46%    $ 73,067   100.00%    4.42%
                          --------   -------             --------    -------              --------  -------
                          --------   -------             --------    -------              --------  -------


     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding.



                                         PERIOD TO MATURITY FROM DECEMBER 31, 1998           AT DECEMBER 31,
                                     ------------------------------------------------- ----------------------------
                                       LESS
                                       THAN      ONE TO    TWO TO     OVER
                                       ONE        TWO      THREE     THREE
                                       YEAR      YEARS     YEARS      YEARS    TOTAL     1997      1996      1995
                                     --------  ---------- --------  --------  -------- --------  --------  --------
                                                                 (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS:
0 to 3.99%.......................    $   --     $   --     $  --     $  --    $   --    $  --     $  --     $   --
4.00 to 4.99%...................        4,010        408       78        20     4,516     3,976     5,171     5,410
5.00 to 5.99%...................       20,478      8,542    1,279       122    30,421    24,615    24,770    23,140
6.00 to 6.99%...................        8,017      1,345      --        --      9,362    12,437     8,864     7,142
7.00 to 7.99%....................        --         --        --        --        --      1,098     1,088        --
Over 8.00%......................           22       --        --         87       109       121       121       122
                                       ------      -----    -----       ---    ------    ------    ------    ------
Total certificate accounts...        $ 32,527   $ 10,295   $1,357    $  229   $44,408   $42,247   $40,014   $35,814
                                       ------      -----    -----       ---    ------    ------    ------    ------
                                       ------      -----    -----       ---    ------    ------    ------    ------



     BORROWINGS. The Association utilizes FHLB-Cincinnati advances as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB-Cincinnati advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB-Cincinnati. FHLB-Cincinnati advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB-Cincinnati will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the FHLB-Cincinnati.

     The following table sets forth certain information regarding the Association's borrowed funds at or for the periods ended on the dates indicated:



                                                                AT OR FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                            --------------------------------
                                                              1998        1997       1996
                                                            ---------  ---------- ----------
                                                                 (DOLLARS IN THOUSANDS)
FHLB advances and other borrowings:
 Average balance outstanding............................   $25,390     $31,907    $32,953
 Maximum amount outstanding at any month-end
   during the period....................................    31,951      35,098     37,588
 Balance outstanding at end of period...................    16,029      26,161     34,277
 Weighted average interest rate during the period.......      5.82%       5.97%      5.96%
 Weighted average interest rate at end of period........      5.62%       6.51%      6.06%



              SELECTED FINANCIAL AND OTHER DATA OF THE ASSOCIATION

The selected financial and other data of the Association set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Association and Notes thereto presented elsewhere in this Prospectus.



                                                                                 AT DECEMBER 31,
                                                               ---------------------------------------------------
                                                                 1998      1997       1996       1995      1994
                                                               --------- ---------  ---------  --------- ---------
SELECTED FINANCIAL DATA:
 Total assets..............................................  $133,436  $118,265   $124,186   $110,412  $116,707
 Cash and cash equivalents.................................    26,026     5,846      5,238      4,640     3,408
 Loans, net(1).............................................    64,101    57,886     49,517     48,233    48,748
 Securities held-to-maturity(2):
    Mortgage-related securities, net.......................    30,137    27,987     37,893     38,485    44,262
    Investment securities, net.............................     2,492     3,489      5,499         --        --
 Securities available-for-sale(2):
    Mortgage-related securities, net.......................     4,970     7,629     10,093     11,871    13,945
       Investment securities, net..........................       179    10,189     10,879      2,948     2,000
 Deposits..................................................    84,638    76,983     75,828     71,991    71,274
 FHLB advances.............................................    16,029    26,161     34,277     24,524    32,726
 Total equity..............................................    31,773    14,165     13,243     13,224    12,063
 Real estate owned, net....................................      --        --         --         --        --
 Nonperforming assets and
   troubled debt restructurings............................        39       199         45         24       126






                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                   ---------------------------------------------------
                                                     1998      1997       1996       1995      1994
                                                   --------- ---------  ---------  --------- ---------
SELECTED OPERATING DATA:
 Total interest income..........................   $8,787    $8,803     $8,613     $8,117    $7,989
 Interest expense...............................    4,963     5,273      5,197      4,771     4,372
                                                   ------    ------     ------     ------    ------
   Net interest income..........................    3,824     3,530      3,416      3,346     3,617
 Provision for loan losses......................      154        --         --         42        48
                                                   ------    ------     ------     ------    ------
   Net interest income after provision
    for loan losses.............................    3,670     3,530      3,416      3,304     3,569
 Noninterest income:
   Net gain (loss) on sale of securities........       21        --         (9)        --        --
   Other........................................      318       241        178        157       253
                                                   ------    ------     ------     ------    ------
         Total noninterest income..........           339       241        169        157       253
 Noninterest expense(3).........................    3,681     2,883      3,252      2,485     2,411
                                                   ------    ------     ------     ------    ------
 Income before income taxes.....................      328       888        333        976     1,411
 Income taxes...................................      117       207         46        307       432
                                                   ------    ------     ------     ------    ------
  Net income....................................   $  211    $  681     $  287     $  669    $  979
                                                   ------    ------     ------     ------    ------
                                                   ------    ------     ------     ------    ------


                                                    (SEE FOOTNOTES ON NEXT PAGE)


                                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                  -------------------------------------------------
                                                                    1998      1997       1996      1995     1994
                                                                  --------- ---------  --------  -------- ---------
SELECTED OPERATING RATIOS AND OTHER DATA(4):
PERFORMANCE RATIOS:
 Average yield on interest-earning assets(5).................         7.44%    7.42%     7.37%     7.26%     7.03%
 Average rate paid on interest-bearing liabilities...........         4.93     4.94      4.93      4.75      4.19
 Average interest rate spread(6).............................         2.71     2.48      2.44      2.51      2.84
 Net interest margin(7)......................................         3.31     2.98      2.92      2.99      3.18
 Ratio of interest-earning assets to
    interest-bearing liabilities.............................       112.43   111.22    110.89    111.39    109.00
 Efficiency ratio(8).........................................        88.87    76.45     90.48     70.94     62.30
 Noninterest expense as a percent of
    average assets...........................................         3.03     2.36      2.71      2.22      2.05
 Return on average assets....................................         0.17     0.56      0.24      0.60      0.83
 Return on average equity....................................         1.41     5.00      2.19      5.26      8.21
 Ratio of average equity to average assets...................        12.36    11.16     10.94     11.37     10.14
REGULATORY CAPITAL RATIOS:(9)
 Tangible capital ratio......................................        16.10    11.95     10.80     11.91     10.32
 Core capital ratio..........................................        16.10    11.95     10.80     11.91     10.32
 Risk-based capital ratio....................................        36.80    27.39     28.38     30.90     27.80
ASSET QUALITY RATIOS:
 Nonperforming loans and troubled debt
    restructurings as a percent of total loans(10)...........         0.06     0.35      0.09      0.05      0.26
 Nonperforming assets and troubled debt
    restructurings as a percent of total assets(11)..........         0.03     0.17      0.04      0.02      0.12
 Allowance for loan losses as a percent
   of total loans ...........................................         0.59     0.40      0.46      0.51      0.43
 Allowance for loan losses as a percent of
    nonperforming loans and troubled debt
    restructurings(1)(10)....................................         9.72x    1.16x     5.09x    10.38x     1.67x
FULL SERVICE OFFICES AT END OF PERIOD...........................         6        4         4         3         3



------------------------------

(1) Loans, net, represents gross loans receivable and loans held for sale net of the allowance for loan losses, loans in process and deferred loan origination fees. The allowance for loan losses at December 31, 1998, 1997, 1996, 1995 and 1994 was $379,000,$231,000, $229,000, $249,000 and $211,000,
     respectively.

(2) The Association adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during fiscal 1994.

(3) Includes a one-time special assessment of $449,000 in order to recapitalize the SAIF fund in fiscal 1996.

(4) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods. Ratios for interim periods are stated on an annualized basis.

(5) Calculations of yield are presented on a taxable equivalent basis using the Federal income tax rate of 34%.

(6) The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.


(7) The net interest margin represents net interest income as a percent of average interest-earning assets.

(8) Equals noninterest expense divided by net interest income plus noninterest income (excluding gains or losses on securities transactions).


(9) For definitions and further information relating to the Association's regulatory capital requirements, see "Regulation and Supervision--Federal Savings Institution Regulation -- Capital Requirements."

(10) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. The Association ceases to accrue interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest.

(11) Non-performing assets consist of non-performing loans, other repossessed assets and REO.

Subsidiary Activities

         As of December 31, 1998, the Company maintained the Association as a wholly-owned Subsidiary. The Association has no subsidiaries.

Personnel

         As of December 31, 1998, the Association had 53 full-time employees and 16 part-time employees. The employees are not represented by a collective bargaining unit and the Association considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

         As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Association continues to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

         A savings and loan holding company is prohibited from, directly or indirectly, acquiring more than 5% of the voting stock of another savings institution or savings and loan holding company, without prior written approval of the OTS and from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS considers the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the deposit insurance funds, the convenience and needs of the community and competitive factors.

         The OTS may not approve any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

FEDERAL SAVINGS INSTITUTION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1998, the Association met each of its capital requirements.

         The following table presents the Association's capital position at December 31, 1998.

                                                                                        CAPITAL
                                                            EXCESS          ---------------------------------
                         ACTUAL           REQUIRED        (DEFICIENCY)          ACTUAL           REQUIRED
                         CAPITAL           CAPITAL           AMOUNT            PERCENT            PERCENT
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (DOLLARS IN THOUSANDS)

Core (Leverage).....       $21,626           $2,390             $19,236           36.2%              4.00%
Risk-based..........       $22,005           $4,779             $17,226           36.8%              8.00%



         PROMPT CORRECTIVE REGULATORY ACTION. The OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the OTS is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Association are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1998, FICO payments for SAIF members approximated 6.10 basis points, while Bank Insurance Fund ("BIF") members paid 1.22 basis points. By law, there will be equal sharing of FICO payments between SAIF and BIF members on the earlier of January 1, 2000 or the date the SAIF and BIF are merged.

         The Association's assessment rate for fiscal 1998 ranged from .0582 to .0628 basis points and no premium was paid for this period. Payments toward the
FICO bonds amounted to $47,172. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

         Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Association does not know of any practice, condition or violation that might lead to termination of deposit insurance.

         THRIFT RECHARTERING LEGISLATION. Legislation enacted in 1996 provided that the BIF and SAIF were to have merged on January 1, 1999 if there were no more savings associations as of that date. Various proposals to eliminate the federal savings association charter, create a uniform financial institutions charter, abolish the OTS and restrict savings and loan holding company activities have been introduced in Congress. The Association is unable to predict whether such legislation will be enacted or the extent to which the legislation would restrict or disrupt its operations.

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1998, the Association's limit on loans to one borrower was $3.2 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $234,000.

         QTL TEST. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings association is required to either qualify as a "domestic building and loan association" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Association maintained 81% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in 1998 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Association") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. At December 31, 1998, the Association was a Tier 1 Association. Effective April 1, 1999, the OTS's capital distribution regulation will change. Under the new regulation, an application to and the prior approval of the OTS will be required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         LIQUIDITY. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for December 31, 1998 was 19.3%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1998 totaled $38,111.

         TRANSACTIONS WITH RELATED PARTIES. The Association's authority to engage in transactions with "affiliates" (E.G., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

         The Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is also governed by federal law. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. The law limits both the individual and aggregate amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed.

         ENFORCEMENT. The OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has the authority to recommend to the Director of the OTS that enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

         STANDARDS FOR SAFETY AND SOUNDNESS. The federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OTS determines that a savings institution fails to meet any standard prescribed by the guidelines, the OTS may require the institution to submit an acceptable plan to achieve compliance with the standard.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $46.5 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $46.5 million, the reserve requirement is $1.395 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $46.5 million. The first $4.9 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.


                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Association report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. The Association has not been audited by the IRS since 1993, which covered the tax years 1990, 1991 and 1992. For its 1998 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

         BAD DEBT RESERVE. Historically, savings institutions such as the Association which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Association's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Association's actual loss experience, or a percentage equal to 8% of the Association's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to the Association's loss experience, the Association generally recognized a bad debt deduction equal to 8% of taxable income.

         In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996". The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. Those rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve capture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

         DISTRIBUTIONS. Under the 1996 Act, if the Association makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Association's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Association's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Association's income. Non-dividend distributions include distributions in excess of the Association's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Association's current or accumulated earnings and profits will not be so included in the Association's income.

         The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Association makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Association does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         SAIF RECAPITALIZATION ASSESSMENT. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

OHIO TAXATION

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 and
(ii) 0.582% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted net worth are apportioned or allocated are determined by complex formulas. The minimum is $50 per year.

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

         Ohio corporation franchise tax law is scheduled to change markedly beginning on January 1, 1999 as a consequence of legislative reforms enacted July 1, 1997. Tax liability, however, continues to be measured by both net income and net worth. In general, tax liability will be the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.40% of taxable net worth. Under these alternative measures of computing tax liability, the states to which total net income and total net worth will be apportioned or allocated will continue to be determined by complex formulas, but the formulas change. The minimum tax will still be $50 per year and maximum tax liability as measured by net worth will be limited to $150,000 per year. The special litter taxes remain in effect. Various other changes in the tax law may affect the Company.

         The Association is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporation franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the Association's apportioned book net worth, determined in accordance with GAAP, less any statutory deduction. This rate of tax is scheduled to decrease in each of the years 1999 and 2000. As a "financial institution," the association is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Association conducts its business through six banking offices located in Columbiana, Mahoning and Jefferson Counties, Ohio. The following table sets forth certain information regarding the Association's offices as of December 31, 1998.

                                                                                                     NET BOOK VALUE
                                                                              ORIGINAL               OF PROPERTY OR
                                                                                YEAR      DATE OF      LEASEHOLD
                                                                  LEASED OR   LEASED OR    LEASE     IMPROVEMENTS AT
LOCATION                                                          OWNED       ACQUIRED  EXPIRATION  DECEMBER 31, 1998
--------                                                          --------   --------   ---------   ---------------
                                                                                                    (IN THOUSANDS)
ADMINISTRATIVE/HOME OFFICE:
601 Main Street
Wellsville, Ohio 43968.........................................    Owned       1989        --            $489

BRANCH OFFICES:
49028 Foulks Drive
East Liverpool, Ohio 43920.....................................    Owned       1979        --            $260

100 Main Street
Wintersville, Ohio 43952.......................................    Leased      1996       2011           $192

7121 Tiffany Boulevard
Boardman, Ohio 44514...........................................    Leased      1997       2012           $235

3551 Belmont Avenue
Youngstown, Ohio 44505.........................................    Leased      1998       2013           $228

4755 Mahoning Avenue
Austintown, Ohio  44515........................................    Leased      1998       2013           $238




ITEM 3. LEGAL PROCEEDINGS.

         At December 31, 1998, the Association was not involved in any pending legal proceedings. However, from time to time, the Association is involved in legal proceedings occurring in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II


ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         Grand Central Financial Corp.'s Common Stock is traded on the Nasdaq SmallCap Market. The stock began trading on December 30, 1998. The high and low bid for the common stock for the quarter ended December 31, 1998 were $11.00 and $10.50, respectively. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 1998, Grand Central Financial Corp. had approximately 743 holders of record.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

         The Company's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on its loans, mortgage-backed securities, and securities portfolio and its cost of funds, consisting of interest paid on its deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, operating expenses and franchise and income taxes. The Company's revenues are derived primarily from interest on mortgage loans, consumer loans, mortgage-backed securities and securities, as well as income from service charges and loan originations. The Company's operating expenses principally consist of employee compensation and benefits, occupancy, federal deposit-insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

MANAGEMENT STRATEGY

         The Company is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one- to four-family residential mortgage loans and short-term consumer loans. To a lesser extent, the Company also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management has sought in recent years to expand the business of the Company by establishing additional branches to service additional customers in its market area. Management's efforts in increasing the Company's volume of shorter-term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Company's residential mortgage business. The Company's deposits are insured up to the maximum allowable amount by the SAIF, and administered by the FDIC. The Company also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

         The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. The Company is also not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.

MANAGEMENT OF MARKET RISK

         GENERAL. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit taking activities. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the Company's principal financial objectives is to achieve long-term profitability while reducing and managing its exposure to fluctuations in interest rates. To that end, management actively monitors and manages its interest rate risk exposure.

         QUALITATIVE ASPECTS OF MARKET RISK. The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate to the Company's business strategy, operating environment, capital and liquidity requirement and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a monthly basis and reports trends and interest rate risk position to the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on earnings of the Company.

         The Company has sought to reduce exposure of its earnings to changes in market interest rates by managing asset and liability maturities and interest rates primarily through the use of adjustable rate mortgage-backed securities and, subject to market conditions, adjustable-rate mortgage loans and by extending the maturities of its interest-bearing liabilities. In the current low interest rate environment, customer demand for adjustable-rate mortgage loans has been limited.

         QUANTITATIVE ASPECTS OF MARKET RISK. As part of its interest rate risk analysis, the Company uses an interest rate sensitivity model which generates estimates of the change in the Company's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Company's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table set forth the Company's NPV as of December 31, 1998, as calculated by the OTS.



                                                                                         NPV AS A % OF PORTFOLIO
     CHANGE IN                             NET PORTFOLIO VALUE                                VALUE OF ASSETS
   INTEREST RATES          ----------------------------------------------------       -----------------------------
  IN BASIS POINTS                                                                        NPV
    (RATE SHOCK)            AMOUNT            $ CHANGE             % CHANGE             RATIO            CHANGE
--------------------       -----------       -------------       --------------       -----------      -----------
        200                  $21,429           $(2,607)              (11)%             16.06              (141)
        100                   22,978            (1,058)               (4)              16.93               (54)
       Static                 24,036                --                --               17.47                --
       (100)                  24,396               361                 2               17.58                11
       (200)                  24,402               367                 2               17.48                 1


         As illustrated in the table, the Company's NPV declines in a rising interest rate environment. Specifically, the table indicates that, at December 31, 1998, the Company's NPV was $24.0 million (or 17.47% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $2.6 million or 11% decline in the Company's NPV and would result in a 141 basis point or 8.78% decline in the Company's NPV ratio to 16.06%. The percentage decline in the Company's NPV at December 31, 1998 was within the limit in the Company's Board-approved guidelines.

         In evaluating the Company's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or period to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Furthermore, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in case of an interest rate increase. Therefore, the actual effect of changing interest rates, may differ from that presented in the foregoing table.

         The Board of Directors and management of the Company believe that certain factors afford the Company the ability to operate successfully despite its exposure to interest rate risk. The Company manages its interest rate risk by attempting to originate adjustable-rate loans as market conditions allow, purchasing adjustable-rate mortgage-backed securities, maintaining capital well in excess of regulatory requirements and by selling fixed rate one-to four-family real estate loans, except such loans that bear an interest rate above levels established from time to time by the Company's board of directors based on current market rates.

         AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Association at and for the years ended December 31, 1998, 1997 and 1996. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown, except where otherwise noted, and reflect annualized yields and costs. Average balances are derived from average monthly balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                          FOR THE YEARS ENDED DECEMBER 31,
                                  --------------------------------------------------------------------------------
                                             1998                        1997                      1996
                                  --------------------------- -------------------------- -------------------------

                                                     AVERAGE                    AVERAGE                     AVERAGE
                                  AVERAGE             YIELD/   AVERAGE           YIELD/  AVERAGE             YIELD/
                                  BALANCE   INTEREST   RATE    BALANCE INTEREST  RATE    BALANCE  INTEREST   RATE
                                  -------   -------- -------- -------- -------- -------- -------- -------- -------
                                                               (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
   Interest-bearing deposits...   $ 5,840      $ 138    2.36%  $ 2,892  $   100    3.46%  $ 3,382  $   138    4.08%
   Investment securities (1):
         Taxable...............    48,587      3,428     7.06   59,325    4,107     6.89   61,400    4,224     6.85
         Non-taxable(2)........       248         15     9.16      291       18     9.36      411       26     9.59
   Loans (3)...................    60,797      5,020     8.26   53,484    4,405     8.24   49,097    4,068     8.29
   FHLB stock..................     2,592        186     7.18    2,412      173     7.17    2,250      157     6.98
                                  -------   --------          --------  -------          --------  -------
         Total interest-earning
            assets.............   118,064      8,787     7.44  118,404    8,803     7.42  116,540    8,613     7.37
Noninterest-earning assets.....     3,268                        3,718                      3,491
                                    -----                        -----                      -----
         Total assets..........   $121,332                    $122,122                   $120,031
                                  --------                    --------                   --------
                                  --------                    --------                   --------

INTEREST-BEARING LIABILITIES:
   Deposits:
      NOW accounts.............   $ 8,478      $ 206     2.43% $ 7,611  $   200     2.63% $ 7,237  $   197     2.72%
      Money market accounts....     2,575         85     3.30    2,741       92     3.36    2,888       95     3.29
      Savings accounts.........    23,586        696     2.95   23,424      724     3.09   24,536      759     3.09
      Certificates of deposit..    44,775      2,499     5.58   41,001    2,351     5.73   37,740    2,181     5.78
                                  -------   --------          --------  -------          --------  -------
            Total deposits.....    79,414      3,486     4.39   74,777    3,367     4.50   72,401    3,232     4.46
   FHLB advances and other
      borrowings...............    25,595      1,477     5.77   31,907    1,906     5.97   32,953    1,965     5.96
                                  -------   --------          --------  -------          --------  -------
         Total interest-bearing
             liabilities.......   105,009      4,963     4.73  106,684    5,273     4.94  105,354    5,197     4.93
                                            --------    -----           -------    -----           -------    -----
   Noninterest-bearing
             liabilities.......     1,331                        1,814                      1,550
                                    -----                        -----                      -----
         Total liabilities.....   106,340                      108,498                    106,904
   Equity......................    14,992                       13,624                     13,127
                                   ------                       ------                     ------
                                   ------                       ------                     ------
         Total liabilities and   $121,332                     $122,122                   $120,031
             equity............  --------                     --------                   --------
                                 --------                     --------                   --------
   Net interest-earning assets.                               $ 11,720                   $ 11,186
                                                              --------                   --------
                                                              --------                   --------
   Net interest income/interest
      rate spread (4)...........              $3,824    2.71%            $3,530    2.48%            $3,416    2.44%
                                            --------  -------           -------  ------            -------  -------
                                            --------  -------           -------  ------            -------  -------
   Net interest margin as a
      percentage of interest-earning
      assets (5)................                        3.31%                      2.98%                      2.92%
                                                     --------                    -------                   -------
   Ratio of interest-earning                         --------                    -------                   -------
      assets to interest-bearing
      liabilities..............    112.43%                      111.22%                    110.89%
                                 --------                    ---------                   --------
                                 --------                    ---------                   --------


---------------------------------
(1) Includes investment securities available-for-sale and held-to-maturity, mortgage-related securities available-for-sale and held-to- maturity.
(2) Yield/Rate is presented on a taxable equivalent basis using the Federal income tax marginal rate of 34%.
(3) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.
(4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

         RATE/VOLUME ANALYSIS. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Association's interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change (the sum of the prior columns). The changes attributable to the combined impact of volume and rate have been allocated on a proportional basis between changes in rate and volume.

                                          YEAR ENDED                 YEAR ENDED                  YEAR ENDED
                                      DECEMBER 31, 1998           DECEMBER 31, 1997          DECEMBER 31, 1996
                                         COMPARED TO                 COMPARED TO                COMPARED TO
                                          YEAR ENDED                 YEAR ENDED                  YEAR ENDED
                                      DECEMBER 31, 1997           DECEMBER 31, 1996          DECEMBER 31, 1995
                                  --------------------------  -------------------------  --------------------------
                                      INCREASE                    INCREASE                   INCREASE
                                     (DECREASE)                  (DECREASE)                 (DECREASE)
                                       DUE TO                      DUE TO                     DUE TO
                                  ------------------          ----------------           ----------------
                                    RATE    VOLUME    NET      RATE     VOLUME    NET      RATE   VOLUME       NET
                                  --------  ------- --------  -------  -------  -------  -------- -------  --------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Interest-earning deposits.....   $  (39)  $   77   $   38     $(19)   $ (19)   $ (38)    $ (16) $    3     $ (13)
  Investment securities:
      Taxable....................       94     (773)    (679)      28     (145)    (117)      118     318       436
      Non-taxable................       (1)      (2)      (3)       3      (11)      (8)        4     (11)       (7)
   Loans.........................       11      604      615      (24)     361      337        51      15        66
   FHLB..........................       --       13       13        4       12       16         4      10        14
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------
      Total interest-earning assets $   65    $ (81)   $ (16)   $  (8)    $198     $190      $161    $335      $496
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------

INTEREST-BEARING LIABILITIES:
   Deposits:
      NOW accounts...............    $ (16)   $  22    $   6    $  (7)   $  10   $    3     $ (15) $   (6)    $ (21)
      Money market accounts......       (1)      (6)      (7)       2       (5)      (3)        1     (23)      (22)
      Savings accounts...........      (33)       5      (28)      (1)     (34)     (35)        1     (23)      (22)
      Certificates of deposit....      (64)     212      148      (17)     187      170       160     244       404
      FHLB advances and other
         borrowings..............      (63)    (366)    (429)       3      (62)     (59)      (47)    134        87
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------
         Total interest-bearing
             liabilities.........    $(177)   $(133)   $(310)    $(20)   $  96    $  76      $100    $326      $426
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------
Increase(decrease) in net
   interest income...............    $ 242    $  52    $ 294     $ 12     $102     $114     $  61  $    9     $  70
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------
                                   -------   ------   ------   ------   ------   ------    ------  ------    ------




COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1998 AND DECEMBER 31, 1997


         Total assets of the Company were $133.4 million at December 31, 1998, compared to $118.3 million at December 31, 1997, representing an increase of $15.2 million, or 12.83%. The primary component in the increase in total assets was a $20.2 million increase in cash and cash equivalents and a $6.2 million increase in loans, which was partially offset by a decrease in total securities of $11.5 million. The increase in assets was primarily funded by $17.2 million of net proceeds from the conversion from a mutual association to a stock company. The increase in loans was primarily due to a $4.8 million increase in single family loans and a $2.2 million increase in consumer loans. The changes in the balance sheets and the factors that caused the changes are discussed below.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $20.2 million, from $5.8 million at December 31, 1997 to $26.0 million at December 31, 1998. The increase was primarily the result of the $17.2 million of net proceeds from the conversion which the company received on December 31, 1998. The Company plans to utilize the proceeds to fund loan growth and, in the short term, a portion of the proceeds are to be invested in securities.

         SECURITIES. Total securities decreased $11.5 million, or 23.36%, from $49.3 million at December 31, 1997 to $37.8 million at December 31, 1998. The decrease was due to one large security which was called during 1998. The Company funded the purchase of the security in an arbitrage transaction through the use of FHLB advances and when the security was called management elected to use the proceeds to repay the FHLB advances instead of acquiring a new security due to the interest rate environment at that time.

         LOANS. Loans, including loans held for sale, increased $6.2 million, or 10.74% from $57.9 million at December 31, 1997 to $64.1 million at December 31, 1998. Average loans comprised 51.49% of interest-earning assets in 1998 compared to 45.17% in 1997. The increase in loans was primarily due to an increase in single family real estate loans, including loans held for sale, of $4.3 million, or 10.24%. In addition, consumer loans increased $2.2 million, or 16.40%, as management continued its efforts to expand the consumer lending portfolio during 1998.

         DEPOSITS AND BORROWINGS. The Company's deposits are obtained primarily from individuals and businesses in its market area. Total deposits increased $7.7 million, or 9.94%, from $77.0 million at December 31, 1997 to $84.6 million at December 31, 1998. The growth was primarily in non-interest bearing deposits which increased $4.4 million and certificates of deposit, which increased $2.2 million. The increase in non-interest bearing deposits was primarily due to an increase in short term funds at December 31, 1998 not due to a sustained overall increase in non-interest bearing deposits. Advances from the FHLB used to purchase securities and fund loan demand decreased $10.1 million due to the repayment of the FHLB advance used to fund the security purchased in an arbitrage transaction once the security was called.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1998 AND DECEMBER 31, 1997

         GENERAL. Net income for the year ended December 31, 1998 decreased by $470,000, or 69.02%, from $681,000 for the year ended December 31, 1997 to $211,000 for the year ended December 31, 1998. The decrease was primarily due to the increase in the provision for loan losses and an increase in noninterest expense which was partially offset by an increase in net interest income and other income.

         NET INTEREST INCOME. Net interest income is the largest component of the Central Federal's net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.

         Net interest income increased approximately $294,000, or 8.33%, from $3.5 million in 1997 to $3.8 million in 1998, The primary component of this change was a $310,000, or 5.88%, decrease in interest expense. The decrease in interest expense consisted of a $133,000 decrease due to a decrease in average volume of interest-bearing liabilities and a $177,000 decrease due to decreasing average interest rates, The decrease in interest expense was partially offset by a $16,000, or 0.18%, decrease in interest income.

         Average loans outstanding during 1998 increased $7.3 million, or 13.67%, compared to 1997, while average securities decreased $11.0 million, or 18.45%, compared to the prior year. In 1998, the Company experienced increases in yield on assets of 2 basis points and a decrease in the cost of liabilities of 21 basis points, resulting in the $294,000 increase in net interest income. Net interest margin increased 26 basis points from 2.98% in 1997 to 3.24% in 1998. The Company's average interest rate spread increased 23 basis points from 2.48% in 1997 to 2.71% in 1998.

         The tables appearing elsewhere in this report provide a more detailed analysis of the changes in average balances, yields/rates and net interest income identifying that portion of change due to changein average volume versus that portion due to change in average rates, See "Average Balances, Interest Rates and Yields," "Rate/Volume Analysis of Net Interest Income" and "Weighted Average Yields."

         PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as past experience, prevailing general economic conditions and considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio

         The provision for loan losses increased to $154,000 from $0 for the year ended December 31, 1998 compared to the year ended December 31, 1997. At December 31, 1998, the allowance for loan losses represented 0.59% of total loans compared to 0.40% at December 31, 1997. The increase in the provision and the allowance for loan losses was due to the continued increase in consumer lending and management's assessment of local economic condition. The largest portion of the increase in consumer lending relates to an increase in indirect lending. While the Company has had a relatively low amount of charge-offs from its consumer loan portfolio, management believes that national increases in the level of consumer bankruptcies during 1998 and the growth in consumer lending in areas of the Company's market served by the Company's newer branches warranted an increase in the overall level of the allowance for loan losses during 1998. In addition, significant layoffs caused by a strike at facilities of a major employer located in the northern portion of the Company's market area caused management to increase the overall level of the allowance during 1998. The strike was settled during 1998 and the majority of the effected worker have returned to work but the company is currently contemplating closing the manufacturing facility. Based on this uncertainty and the company's position as a major direct and indirect employer in the market area, management determined that an increase in the overall level of the allowance for loan losses was necessary. Management believes the allowance for loan losses is adequate to absorb probable losses, however, future additions to the allowance may be necessary based on changes in economic conditions.

         NONINTEREST INCOME. The Company experienced a $98,000, or 40.66%, increase in noninterest income during 1998. The increase was primarily due to a $78,000 increase in the gain on sale of loans and a $21,000 gain on the sale of securities.

         NONINTEREST EXPENSE. Noninterest expense increased $798,000, or 27.68%, primarily due to increases of $482,000 in salaries and benefits expense, $196,000 in occupancy expense and $89,000 in other operating expense. The increase in both salaries and benefits and net occupancy expense were a direct result of the one branch office opened in late 1997 and the two branch offices opened during 1998. The branches are leased facilities located in Phar-Mor stores and have allowed the Company to expand its market are by entering the Youngstown and Boardman markets. Salaries and benefits and net occupancy costs are expected to increase in 1999 as the Company will have a full year impact of the additions. In addition, $212,000 of the increases in salary and benefits expense was due to the Employee Stock Ownership Plan put in place when the Company converted from a mutual association to a stock company and the cost of the shares allocated to participants in 1998 based on this plan.

         INCOME TAXES. The provision for income taxes totaled $117,000 in 1998 compared to $207,000 in 1997, due to the decrease in income before income taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1997 AND DECEMBER 31,1996

         GENERAL. Net income for the year ended December 31, 1997 increased by $394,000 or 137.28% from $287,000 for the year ended December 31, 1996 to $681,000 for the year ended December 31, 1997. The increase was primarily due to an increase in net interest income and other income and the one-time $449,000 SAIF assessment in 1996. Excluding the one-time SAIF assessment net income for 1996 would have been $583,000.

         NET INTEREST INCOME. Net interest income is the largest component of the Association's net income, and consists of the difference between interest income generated on interest-earnings assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.

         Net interest income increased approximately $114,000, or 3.34%, from $3.4 million for the year ended December 31, 1996 to $3.5 million for the year ended December 31, 1997. The primary component of this change was a $190,000, or 2.21%, increase in interest income. The increase in interest income consisted of a $198,000 increase due to increased average volume of interest-earning assets and an $8,000 decrease due to decreasing average interest rates. The increase in interest income was partially offset by a $76,000, or 1.46%, increase in interest expense.

         Average loans outstanding for the year ended December 31, 1997 increased $4.4 million, or 8.94%, compared to average loans outstanding for the year ended December 31, 1996, while average securities decreased $2.2 million, or 3.55%, compared to the prior year. For the year ended December 31, 1997, the Association experienced an increase in average yield on assets of 5 basis points and an increase in the average cost of liabilities of 1 basis point, resulting in a $114,000 increase in net interest income over net interest income for the year ended December 31, 1996. Average net interest margin increased 6 basis points from 2.92% for the year ended December 31, 1996 to 2.98% for the year ended December 31, 1997. The Association's average interest rate spread increased 4 basis points from 2.44% for the year ended December 31, 1996 to 2.48% for the year ended December 31, 1997.

         The tables appearing elsewhere in this prospectus provide a more detailed analysis of the changes in average balances, yields/rates and net interest income identifying that portion of change in average volume versus that portion due to changes in average rates. See "Average Balance Sheet," "Rate/Volume Analysis" and "Weighted Average Yields."

         PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as past experience, prevailing general economic conditions, considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio. The provision for loan losses was, $0 for each of the years ending December 31, 1996 and December 31, 1997. At December 31, 1997, the allowance for loan losses represented 0.40% of total loans compared to 0.46% at December 31, 1996.

         NONINTEREST INCOME. The Association experienced a $72,000, or 42.60%, increase in noninterest income for the year ended December 31, 1997 over the year ended December 31, 1996. The increase was primarily due to a $41,000 increase in service charges and fees compared to the prior year due to restructuring and increasing fees on certain deposit accounts and transactions.

         NONINTEREST EXPENSE. Noninterest expense for the year ended December 31, 1997 decreased $369,000, or 11.35%, as compared with the year ended
December 31, 1996, primarily due to $449,000 expensed during fiscal 1996 for the assessment to recapitalize the SAIF, which was not repeated in 1997. The increase in both salaries and benefits and net occupancy expense were related to the full year impact of the branch office opened in Wintersville during the first half of 1996 and due to the branch office located in Boardman opened during the fourth quarter of 1997. The decrease in FDIC expense was partially offset by increases in salaries and employee benefits of $112,000, or 7.77%, and an increase in net occupancy expense of $56,000, or 18.86%.

         INCOME TAXES. The provision for income taxes totaled $207,000 for the year ended December 31, 1997 compared to $46,000 for the year ended December 31, 1996, due to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits and other borrowings, including advances from the FHLB-Cincinnati, loan and mortgage-backed securities repayments and other funds provided by operations. The Company also has the ability to borrow additional funds from the FHLB-Cincinnati. The Company maintains investments in liquid assets based upon management's assessment of: (i) the Company's need for funds; (ii) expected deposit flows; (iii) the yields available on short-term liquid assets; and (iv) the objectives of the Company's asset/liability management program. The Company maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Company's average regulatory liquidity ratios were 19.3%, 8.36%, 10.99%,10.26% and 6.14% for the years ended December 31, 1998, 1997, 1996, 1995 and 1994, respectively. The Company's regulatory liquidity ratio increased at December 31, 1998 due the funds received from the sale of the stock on December 31, 1998. As the conversion proceeds are utilized, management expects to maintain liquidity at more historical levels.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $837,000, $656,000 and $20,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Net cash from investing activities consisted primarily of disbursements for loan originations and the purchase of investments and mortgage-backed securities. Net cash from financing activities consisted primarily of the net proceeds from sale of stock and activity in deposit accounts. The net increase in deposits was $7.7 million, $1.2 million and $3.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         At December 31, 1998, the Company exceeded all of its regulatory capital requirements with a tangible capital level of $21.6 million, or 16.1%, of adjusted total assets, which is above the required level of $2.0 million, or 1.50%; core capital of $21.6 million, or 16.1%, of adjusted total assets, which is above the required level of $5.4 million, or 4.00%; and risk-based capital of $22.0 million, or 36.8%, of risk-weighted assets, which is above the required level of $4.8 million, or 8.00%, See "Regulatory Capital Compliance."

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during arty given period. At December 31, 1998, cash and short-term investments totaled $26.0 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize FHLB--Cincinnati advances or the sale of securities available for sale as a source of funds. At December 31, 1998, the Company had advances outstanding from the FHLB--Cincinnati of $16.0 million and $5.1 million of securities available for sale.

         At December 31, 1998, the Company had outstanding commitments to originate loans of $3.2 million compared to $3.4 million at December 31, 1997. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1998 totaled $32.6 million. The Company expects that a substantial portion of the maturing certificate accounts will be retained by the Company at Maturity. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLB-- Cincinnati advances, or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

YEAR 2000 COMPLIANCE

         As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two digits. For example, "98" is stored on the system to represent 1998. Accordingly, operating systems upon which the Company relies may recognize "00" as the year 1900 rather than 2000, causing the systems to fail or generate erroneous information. Although there can be no assurance that the Company and its service providers and vendors will be successful in remedying all potential problems, the Company has conducted a comprehensive review of its computer systems and equipment to identify applications that could be affected by the "Year 2000" problem and has implemented a plan designed to ensure that all software used in connection with the Company's, business will mange and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Pursuant to the plan, the Company has developed and implemented testing strategies and plans for testing internal mission critical systems and testing mission critical systems of service providers and vendors. Pursuant to the plan, the Company also proposes to identify material customers and evaluate Year 2000 risks that may be associated with them.

         The Company's mission critical data processing is performed under agreements with FISERV, Inc. ("FISERV"), a nationwide financial service bureau which perform loan processing, savings deposit processing, and other financial services. Consequently, the Company is very dependent on this service bureau to conduct its business. The Company has already contacted FISERV, as well as each of its other service providers to request schedules for year 2000 compliance and expected costs, if any, to be passed along to the Company. The Company believes that FISERV has completed its remediation efforts and is engaged in the testing phase of its Year 2000 plan. However, the Company has not received written assurances by FISERV that it is Year 2000 compliant. As a member of FISERV's client advisory group, the Company participated in the group testing of the FISERV systems that was completed prior to December 31, 1998. The Company is scheduled to engage in individual testing with FISERV as needed during the first quarter of 1999. The Company's other service providers, which interface with FISERV, are scheduled for testing for Year 2000 compliance prior to March 31, 1999. The Company's in-house computers play a less critical role in the Company's operations and these systems have been upgraded for Year 2000 compliance and testing and those systems was completed by December 31, 1998. The Company believes that its costs related to Year 2000 will be approximately $70,000, in addition to any increased costs passed through as higher fees charged by service providers, which costs are not yet determined. Management does not expect these costs to have a significant impact an the Company's financial position or results of operations. However, there can be no assurance that all service providers' systems will be Year 2000 compliant; consequently, the Company could incur incremental costs to convert to another service provider.

         In addition to possible expense related to its own systems, the Company could incur losses if Year-2000 issues adversely affect the Company's depositors or borrowers. Such problems could include delayed loan payments due to Year-2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's market area. The Company has determined that Year 2000 non-compliance by any individual loan customer would have no material impact on the Company. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect any significant or prolonged Year-2000 related difficulties arising from its customers that will affect the earnings or cash flows. The risks associated with the Year 2000 issue, however, could go beyond the Company's own ability to solve Year 2000 problems. Should suppliers of critical services fail in their efforts to be Year 2000 compliant, it could have significant adverse financial results for the Company. Accordingly, the Company is developing Year 2000 remediation contingency plans for mission critical systems. These plans would likely involve replacement of service providers and alternatives to the Company's established plan. The Company expects that the contingency plans will be developed further depending on the Company's view of the development and success of the established plan. Such determinations will likely be reached upon the conclusion of the testing phase, which is expected to occur by March 31, 1999.

         The above discussion contains certain forward-looking statements. The discussion is based on the Company's current estimates that are subject to uncertainties that could cause the implementation of the schedule, the costs and the results contemplated by the plan to differ materially from the Company's expectation. Such uncertainties include, but are not limited to, the continued progress and eventual success of service providers and other persons on which the Company and its customers depend.

IMPACT OF NEW ACCOUNTING STANDARDS

         Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 1999,

         In October 1998, the FASB issued SFAS No. 134 "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". SFAS No. 134 will, in 1999, allow mortgage loans that are securitized to be classified as trading, available for sale, or in certain circumstances held to maturity. Currently these must be classified as trading.

         These statements are not expected to have a material effect on the Company's consolidated financial position or results of operation.

IMPACT ON INFLATION AND CHANGING PRICES

         The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations primarily in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all of the assets and liabilities of the Company are monetary in nature. Therefore, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. The liquidity, maturity structure and quality of the Company's assets and liabilities are critical to the maintenance of acceptable performance levels.

FORWARD LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

ITEM 7. FINANCIAL STATEMENTS




                                    CONTENTS
                                                                             Page
                                                                             ----


Report of Independent Auditors .............................................  39

Consolidated Balance Sheets ................................................  40

Consolidated Statements of Income ..........................................  41

Consolidated Statements of Changes in Shareholders' Equity .................  42

Consolidated Statements of Cash Flows ......................................  43

Notes to Consolidated Financial Statements .................................  44


                          GRAND CENTRAL FINANCIAL CORP.
                                WELLSVILLE, OHIO

                                  ANNUAL REPORT
                                DECEMBER 31, 1998







                         REPORT OF INDEPENDENT AUDITORS




The Board of Directors
Grand Central Financial Corp.
Wellsville, Ohio


We have audited the accompanying consolidated balance sheets of Grand Central Financial Corp. as of December 31, 1998 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The 1997 and 1996 financial statements were audited by other auditors whose report dated March 18, 1998, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Grand Central Financial Corp. as of December 31, 1998 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.



                                            /s/Crowe, Chizek and Company LLP
                                            Crowe, Chizek and Company LLP

Cleveland, Ohio
March 19, 1999

                          GRAND CENTRAL FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997



                                                                 (Dollars in thousands, except share data)

                                                                             1998         1997
                                                                             ----         ----
ASSETS
Cash and amounts due from depository institutions .....................   $   1,372    $    990
Interest-bearing deposits in other banks ..............................      24,654       4,856
                                                                          ---------    --------
  Total cash and cash equivalents .....................................      26,026       5,846

Securities available-for-sale .........................................       5,149      17,818
Securities held-to-maturity (estimated fair value
  of $32,963 in 1998 and $31,625 in 1997) .............................      32,629      31,476
Loans held for sale ...................................................       1,152       1,605
Loans, net ............................................................      62,949      56,281
Federal Home Loan Bank, at cost .......................................       2,699       2,514
Premises and equipment, net ...........................................       2,139       1,611
Accrued interest receivable ...........................................         571         877
Other assets ..........................................................         122         237
                                                                          ---------    --------
 Total assets .........................................................   $ 133,436    $118,265
                                                                          ---------    --------
                                                                          ---------    --------
LIABILITIES
Deposits
  Noninterest bearing .................................................   $   5,471    $  1,091
  Interest bearing ....................................................      79,167      75,892
                                                                          ---------    --------
   Total deposits .....................................................      84,638      76,983
Federal Home Loan Bank Advances .......................................      16,029      26,161
Advance payments by borrowers for taxes
   and insurance ......................................................         776         665
Accrued interest payable ..............................................          89         154
Other liabilities .....................................................         131         137
                                                                          ---------    --------
     Total liabilities ................................................     101,663     104,100

SHAREHOLDERS' EQUITY
Preferred Stock, authorized 1,000,000 shares,
  no shares issued and outstanding
 Common stock, $.01 par value, 6,000,000
 shares authorized,
  1,938,871 shares issued .............................................          19
Additional paid in capital ............................................      18,720
Retained earnings, substantially restricted ...........................      14,330      14,119
Obligation under employee stock ownership plan ........................      (1,339)
Accumulated other comprehensive income ................................          43          46
                                                                          ---------    --------
  Total shareholders' equity ..........................................      31,773      14,165
                                                                          ---------    --------
     Total liabilities and shareholders' equity .......................   $ 133,436    $118,265
                                                                          ---------    --------
                                                                          ---------    --------

                          GRAND CENTRAL FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                             (Dollars in thousands)

                                                                            1998     1997      1996
                                                                            ----     ----      ----
INTEREST INCOME
     Loans, including fees .............................................   $5,020   $4,405   $ 4,068
     Interest on securities:
         Taxable .......................................................    3,614    4,280     4,381
         Non-taxable ...................................................       15       18        26
     Interest-bearing deposits in banks ................................      138      100       138
                                                                           ------   ------   -------
         Total interest income .........................................    8,787    8,803     8,613

INTEREST EXPENSE
     Deposits ..........................................................    3,486    3,367     3,232
     FHLB borrowings ...................................................    1,477    1,906     1,965
                                                                           ------   ------   -------
         Total interest expense ........................................    4,963    5,273     5,197
                                                                           ------   ------   -------
NET INTEREST INCOME ....................................................    3,824    3,530     3,416
Provision for loan losses ..............................................      154        0         0
                                                                           ------   ------   -------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES ............................................    3,670    3,530     3,416

NON-INTEREST INCOME
     Service charges ...................................................      179      171       130
     Gain on sale of loans .............................................       83        5         4
Gain (loss) on sale of securities ......................................       21        0        (9)
     Other income ......................................................       56       65        44
                                                                           ------   ------   -------
         Total non-interest income .....................................      339      241       169

NON-INTEREST EXPENSE
     Salaries and employee benefits ....................................    2,035    1,553     1,441
     Net occupancy expense .............................................      549      395       297
     Data processing expense ...........................................      138      128       125
     FDIC assessments ..................................................       47       39       614
     Franchise taxes ...................................................      214      201       201
     Other expenses ....................................................      698      567       574
                                                                           ------   ------   -------
         Total non-interest expense ....................................    3,681    2,883     3,252
                                                                           ------   ------   -------

INCOME BEFORE INCOME TAXES .............................................      328      888       333

Income tax expense .....................................................      117      207        46
                                                                           ------   ------   -------

NET INCOME .............................................................   $  211   $  681   $   287
                                                                           ------   ------   -------
                                                                           ------   ------   -------
Basic and diluted earnings per share
 (since conversion) ....................................................   Not          N/A   N/A
                                                                           Meaningful

                          GRAND CENTRAL FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                              (Dollars in thousands)

                                                                                                    Accumulated
                                                       Additional                      Obligation   Other            Total
                                        Common         Paid in          Retained       Under        Comprehensive    Shareholders
                                         Stock         Capital          Earnings       Esop         Income           Equity
                                        ------         ----------       --------       -----------  --------------   ------------
Balances at January 1, 1996             $              $                $              $            $      73        $   13,224

Comprehensive income:
Net income                                                                   287                                            287
Change in unrealized
  gain (loss) on securities
  available-for-sale, net of tax                                                                         (268)             (268)

        Total Comprehensive Income                                                                                           19
                                                                        --------                    ---------        -----------
Balances at December 31, 1996                                             13,438                         (195)            13,243

Comprehensive Income:
Net income                                                                   681                                             681
Change in unrealized
  gain (loss) on securities
  available-for-sale, net of tax                                                                          241                241

        Total Comprehensive Income                                                                                           922
                                                                        --------                    ---------        -----------
Balance at December 31, 1997                                              14,119                           46             14,165

Proceeds from sale of stock, net
  of issuance cost                      $   19         $  18,720                                                          18,739

Employee stock ownership plan
  obligation                                                                           $    (1,551)                       (1,551)
Commitment to release 21,188 employee
  stock ownership plan shares                                                                  212                           212

Comprehensive Income:
Net income                                                                   211                                             211
Change in unrealized
  gain (loss) on securities
  available-for-sale, net of tax                                                                           (3)                (3)
                                                                                                                     -----------
        Total Comprehensive Income                                                                                           208
                                        ------         ---------        --------       -----------  ---------        -----------
Balances at December 31, 1998           $   19         $  18,720        $ 14,330       $    (1,339) $      43        $    31,773
                                        ------         ---------        --------       -----------  ---------        -----------
                                        ------         ---------        --------       -----------  ---------        -----------

                          GRAND CENTRAL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                             (Dollars in thousands)

                                                   1998        1997         1996
                                                   ----        ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ....................................   $    211    $    681    $    287
Adjustments to reconcile net income to net cash
  provided by operating activities:
 Premium amortization net of discount accretion        (83)        (67)         66
 (Gain) loss on sale of securities ............        (21)                     (9)
 FHLB stock dividend ..........................       (185)       (173)       (157)
 Provision for loan losses ....................        154
 Compensation expense on ESOP shares ..........        212
 (Gain) loss on sale of fixed assets, net .....                     (5)         (4)
 Gain on sales of loans held for sale, net ....        (83)         (4)        (20)
 Depreciation .................................        282         156         161
 Deferred income taxes ........................        (14)        (55)         12
 Increase (decrease) in:
     Accrued interest receivable ..............        306          96        (354)
     Other assets .............................        115          (1)         (4)
     Accrued interest payable .................        (65)        (32)        (17)
     Other liabilities ........................          8          60          33
                                                  --------    --------    --------
          Net cash from operating activities ..        837         656          20
                                                  --------    --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale
 Purchases ....................................       (425)     (4,989)    (11,144)
 Proceeds from sales ..........................        463                   1,509
 Proceeds from maturities and payments ........     12,684       8,522       3,137
Securities held to maturity
 Purchases ....................................    (11,500)     (3,987)    (11,499)
 Proceeds from maturities and payments ........     10,395      15,964       6,451
Net increase in loans .........................     (6,286)     (8,364)     (1,179)
Purchases of premises and equipment ...........       (810)       (329)       (367)
Proceeds from sale of premises and equipment ..                      7
                                                  --------    --------    --------
 Net cash from investing activities ...........      4,521       6,824     (13,092)
                                                  --------    --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock ...............     17,188
Net increase in deposits ......................      7,655       1,155       3,829
Net change in short-term FHLB advances ........    (16,488)     (4,750)     10,938
Proceeds from long-term FHLB advances .........      8,500
Repayment of long-term FHLB advances ..........     (2,144)     (3,367)     (1,185)
Net change in escrow accounts .................        111          90          87
                                                  --------    --------    --------
 Net cash from financing  activities ..........     14,822      (6,872)     13,669
                                                  --------    --------    --------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....     20,180         608         597

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR       5,846       5,238       4,641
                                                  --------    --------    --------

CASH AND CASH EQUIVALENTS AT END OF YEAR ......   $ 26,026    $  5,846    $  5,238
                                                  --------    --------    --------
                                                  --------    --------    --------
SUPPLEMENTAL DISCLOSURES
 Cash paid for:
   Interest ...................................   $  5,028    $  5,305    $  5,214
   Income taxes ...............................        172         276          68

NONCASH TRANSACTIONS
  Transfers to other real estate owned ........          4          39


                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, amounts in thousand, except per share data

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Grand Central Financial Corp. (Company) and its wholly owned subsidiary Central Federal Savings and Loan of Wellsville (Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS:
The Company is engaged in the business of banking with operations and six offices in Wellsville, Ohio and surrounding areas, which are primarily light industrial areas. These communities are the source of substantially all of the Company's deposits and loan activities. The Company's primary source of revenue is single-family residential loans to middle income individuals.

USE OF ESTIMATES:
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the value of loans held for sale.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with financial institutions and interest bearing deposits in other banks. The Company reports net cash flows for customer loan and deposit transactions.

INVESTMENT AND MORTGAGE-BACKED SECURITIES:
The Company classifies investment and mortgage-backed securities as held to maturity, trading or available for sale. Securities classified as held to maturity are those that management has the positive intent and ability to hold to maturity. Securities held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts.

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present intention for such a sale. Securities available for sale are carried at fair value with unrealized gains and losses included as a separate component of shareholders' equity, net of tax. Gains or losses on dispositions are based on net proceeds and the adjusted carrying amount of securities sold, using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS HELD FOR SALE:
Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market valued determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

LOANS:
Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees. Interest income on loans is accrued over the term of the loans based upon the principal outstanding. The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the collateral, and current economic conditions.

Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower demonstrates the ability to make periodic interest payments in which case the loan is returned to accrual status.

Loans considered to be impaired, as identified according to internal loan review standards, are reduced to the present value of expected future cash flows or to the fair value of collateral by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to require an increase, such an increase will be reported as a provision for loan losses charged to operations.

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 30 days or more. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans, home equity, and other consumer loans, with balances less than $200,000. Loans are generally moved to non-accrual status when 90 days or more past due. These loans may also be considered impaired.

Impaired loans, or portions thereof, are charged off when deemed uncollectible. The nature of the disclosures for impaired loans is considered generally comparable to prior nonaccrual loans and non-performing and past due asset disclosures.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

PREMISES AND EQUIPMENT:
Land is carried at cost. Other premises and equipment are recorded at cost and are depreciated on the straight-line method. Depreciation and amortization are provided over the estimated useful lives of the respective assets which range from 3 to 40 years.

OTHER REAL ESTATE OWNED:
Other real estate owned is recorded at the lower of cost or fair value, less estimated costs to sell. Any reduction in fair value is reflected in a valuation allowance account established by a charge to income. Cost incurred to carry the foreclosed real estate are charged to expense.

MORTGAGE SERVICING RIGHTS:
The Company recognizes as separate assets the rights to service mortgage loans for others, whether the servicing rights are acquired through purchases or loan originations. The fair value of capitalized mortgage servicing rights is based upon the present value of estimated future cash flows. Based upon current fair values capitalized mortgage servicing rights are periodically assessed for impairment, which is recognized in the statement of income during the period in which impairment occurs as an adjustment to the corresponding valuation allowance. For purposes of performing its impairment evaluation, the Company stratifies its portfolio on the basis of certain risk characteristics including loan type and note rate. Capitalized mortgage servicing rights are amortized over the period of estimated net servicing income and take into account appropriate prepayment assumptions.

INCOME TAXES:
The Company follows the liability method in accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences."


EARNINGS PER SHARE:
Earnings per share information for 1998, 1997 and 1996 is not meaningful since the mutual to stock conversion was not consummated until December 31, 1998. Basic earnings per share is computed by dividing the period earnings by the weighted average shares outstanding. The Company currently has no agreements that would cause a dilutive effect for common shareholders. Employee Stock Ownership Plan (ESOP) shares are considered outstanding for earnings per share calculations as they are committed to be released; unearned shares are not considered outstanding.

PENSION PLAN:
The Company has a pension plan covering substantially all employees. It is the policy of the Company to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

FAIR VALUES OF FINANCIAL INSTRUMENTS:
Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.


FINANCIAL STATEMENT PRESENTATION: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 1998 presentation.

NOTE 2 - CONSUMMATION OF THE CONVERSION TO A STOCK SAVINGS BANK
WITH THE CONCURRENT FORMATION OF A HOLDING COMPANY

On June 11, 1998, the Board of Directors of the Bank unanimously adopted a plan of conversion to convert from a federally chartered mutual savings and loan association to a federally chartered stock savings bank with the concurrent formation of a holding company, Grand Central Financial Corporation. The conversion was consummated on December 31, 1998 by amending the Bank's federal charter and the sale of the Corporation's common shares in an amount equal to the market value of the Bank after giving effect to the conversion. A total of 1,938,871 common shares of the Corporation were sold at $10.00 per share and net proceeds from the sale were $18,739 after deducting the costs of conversion.

The Corporation retained 50% of the net proceeds from the sale of common shares. The remainder of the net proceeds were invested in the capital stock issued by the Bank to the Corporation as a result of the conversion.

At the time of Conversion, the Bank established a liquidation account which was equal to its regulatory capital as of the latest practicable date prior to the Conversion. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for the accounts then held.

Under Office of Thrift Supervision ("OTS") regulations, limitations have been imposed on all capital distributions, including cash dividends. The regulation establishes a three-tiered system of restrictions, with the greatest flexibility afforded to thrifts which are both well-capitalized and given favorable qualitative examination ratings by the OTS.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:




                                                                   December  31, 1998
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                             ---------        ----------         ----------           ---------
AVAILABLE FOR SALE:
Municipal securities                    $          175      $            4                      $            179
Mortgage-backed securities:
     Freddie Mac                                    342                  1                                   343
     Fannie Mae                                   2,056                 30                                 2,086
     Ginnie Mae                                   2,508                 33                                 2,541
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         5,081     $           68                       $         5,149
                                        ---------------     --------------    ---------------    ---------------
                                        ---------------     --------------    ---------------    ---------------

HELD TO MATURITY:
U.S. government and federal
  agencies                              $           998     $           8      $                  $        1,006
Corporate notes                                   1,494                                   (6)              1,488
Mortgage-backed securities:
     Freddie Mac                                 17,019                312                                17,331
     Fannie Mae                                   4,078                 78                 (9)             4,147
     CMO's                                        9,040                                   (49)             8,991
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        32,629     $          398    $           (64)   $        32,963
                                        ---------------     --------------    ---------------    ---------------
                                        ---------------     --------------    ---------------    ---------------





                                                                   December  31, 1997
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                             ---------        ----------         ----------           ---------
AVAILABLE FOR SALE:
U.S. government and federal
  agencies                              $         9,989     $                 $          (84)   $          9,905

Municipal securities                                275                 9                                    284
Mortgage-backed securities:
     Freddie Mac                                    391                  5                                   396
     Fannie Mae                                   3,734                 75                                 3,809
     Ginnie Mae                                   3,358                 66                                 3,424
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        17,747     $          155    $           (84)   $        17,818
                                        ---------------     --------------    ---------------    ---------------
                                        ---------------     --------------    ---------------    ---------------


                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 3 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)




                                                                   December  31, 1997
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                             ---------        ----------         ----------           ---------
HELD TO MATURITY:
U.S. government and federal
  agencies                              $         2,497     $           18   $                  $          2,515
Corporate notes                                     992                                                      992
Mortgage-backed securities:
     Freddie Mac                                 22,714                346               (176)            22,884
     Fannie Mae                                   5,273                 70               (109)             5,234
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        31,476     $          434    $          (285)   $        31,625
                                        ---------------     --------------    ---------------    ---------------
                                        ---------------     --------------    ---------------    ---------------



The scheduled maturities of investment and mortgage-backed securities held-to-maturity and available-for-sale at December 31, 1998 were as follows:




                              Available-for-sale           Held-to-maturity
                              ------------------        ----------------------------
                               Amortized  Fair           Amortized            Fair
                               Cost       Value          Cost                Value
                              ------   ---------        -------           ----------
One year or less             $     100  $     102  $       1,494         $      1,488
After one year through
  five years                        75         77            998                1,006
Mortgage-backed
  securities                     4,906      4,970         30,137               30,469
                             ---------  ---------  -------------         ------------
                                $5,081     $5,149  $      32,629         $     32,963
                             ---------  ---------  -------------         ------------
                             ---------  ---------  -------------         ------------




Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.

During the years ended December 31, 1998 and 1996, the Company sold securities available-for-sale for total proceeds of approximately $463 and $1,509 resulting in gross realized gains of approximately $21 in 1998 and gross realized losses of approximately $9 in 1996. During the year ended December 31, 1997 the Company did not sell any securities available-for-sale.

There were no securities transferred between classifications during 1998, 1997 or 1996. Securities with a carrying amount of approximately $7,902 and $20,510, were pledged to secure deposits as required or permitted by law at December 31, 1998 and 1997, respectively.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 4 - LOANS

Loans are summarized as follows:



                                                                          1998             1997
                                                                          ----             ----
Loans secured by real estate:
 Construction loans on single family residences                   $        735    $      1,017
 Single family                                                          45,441          40,659
 Multi-family and commercial                                             1,150           1,006
Commercial loans                                                           263             308
Consumer loans                                                          15,739          13,522
                                                                        ------          ------
                                                                        63,328          56,512
Allowance for loan losses                                                 (379)           (231)
                                                                        ------          ------
 Total                                                            $     62,949    $     56,281
                                                                        ------          ------
                                                                        ------          ------


An analysis of the allowance for loan losses is as follows:


                                                         1998           1997           1996
                                                         ----           ----           ----
Balance, beginning of period                        $     231       $    229       $    249
Loans charged off                                          (7)            (4)           (20)
Recoveries                                                  1              6
Provision for losses                                      154
                                                    ---------       --------       --------
Balance, end of period                              $     379       $    231       $    229
                                                    ---------       --------       --------
                                                    ---------       --------       --------




At December 31, 1998, 1997 and 1996, the total recorded investment in impaired loans, all of which had allowances determined in accordance with SFAS No. 114 and No. 118, amounted to approximately $0, $5 and $0, respectively. The average recorded investment in impaired loans amounted to approximately $0, $2 and $0 for the for the years ended December 31, 1998, 1997 and 1996, respectively. No interest income on impaired loans was recognized for cash payments received for the years ended December 31, 1998, 1997 and 1996.

The Company has no commitments to loan additional funds to borrowers whose loans have been modified.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 4 - LOANS (Continued)

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers, directors, and their affiliates. In the opinion of management, such transactions were on substantially the same terms, including interest rates and collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than a normal risk of collectibility or present any other unfavorable features to the Company. Loans to such borrowers are summarized as follows:


                                               1998              1997
                                               ----              ----
Balance, beginning of period               $    280          $    240
New loans                                       197               164
Payments                                       (173)             (124)
                                               ----              ----


Balance, end of period                     $    304           $   280
                                           --------           -------
                                           --------           -------



NOTE 5 - MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying balance sheets. The outstanding balances of serviced loans were approximately $7,880 and $3,453 at December 31, 1998 and 1997, respectively.

Changes in capitalized mortgage loan servicing rights included in other assets were:


                                       1998           1997
                                       ----           ----

Balance at beginning of year          $    11        $    4
Originations                               58             10
 Amortization                              (5)            (3)
                                       ------         ------
Totals                                $    64        $    11
                                       ------         ------
                                       ------         ------


                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 6 - PREMISES AND EQUIPMENT

A summary of premises and equipment follows:



                                            1998              1997
                                            ----              ----
Land                                       $    63         $    63
Buildings and improvements                   1,451           1,449
Furniture, fixtures and equipment            1,227             926
Leasehold improvements                         967             334
Construction in process                                        150
                                           -------         -------
                                             3,708           2,922
Accumulated depreciation and
  amortization                              (1,569)         (1,311)
                                           -------         -------
Total                                      $ 2,139         $ 1,611
                                           -------         -------
                                           -------         -------




Certain Company facilities and equipment are leased under various operating leases. Rental expense was $87, $42, and $23 for years ended December 31, 1998, 1997 and 1996. Future minimum rental commitments under noncancelable leases are:




         DECEMBER 31, 1998
         -----------------
1999                          $      90
2000                                 90
2001                                 90
2002                                 91
2003                                100
Thereafter                        1,026
                              ---------
Total                         $   1,487
                              ---------
                              ---------



NOTE 7 - ACCRUED INTEREST RECEIVABLE

Accrued interest receivable consists of the following:



                                              1998              1997
                                              ----              ----
Loans                                    $        289    $        286
Mortgage-backed securities                        226             235
Investments and other                              56             356
                                         ------------    ------------
Totals                                   $        571    $        877
                                         ------------    ------------
                                         ------------    ------------

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 8 - DEPOSITS

Interest bearing deposit account balances are summarized as follows:


                                           1998           1997
                                           ----           ----

Interest-bearing checking
  account                             $    11,106      $   10,379
Savings accounts                           23,653          23,266

Certificates of deposit                    44,408          42,247
                                       ----------      ----------
                                      $    79,167      $   75,892
                                      -----------      ----------
                                      -----------      ----------




The aggregate amount of short-term jumbo certificates of deposit with a minimum denomination of $100 thousand was approximately $3,373 and $2,427 at December 31, 1998 and 1997, respectively. Deposits in excess of $100 thousand are not insured by the FDIC.

At December 31, 1998, scheduled maturities of certificates of deposit are as follows:


1999                       $     32,527
2000                             10,295
2001                              1,357
2002                                156
2003                                 71
Thereafter                            2
                           ------------
Total                      $     44,408
                           ------------
                           ------------



The Company held deposits of approximately $1,102 for related parties at December 31, 1998.

Interest expense on deposits is summarized as follows:



                                               DECEMBER 31,
                              --------------------------------------------
                                1998           1997           1996
                                ----           ----           ----

Interest bearing checking      $    291     $       292    $        292
Savings                             696             724             759

Certificates of deposit           2,499           2,351           2,181
                               --------     -----------    ------------

Totals                         $  3,486     $     3,367    $      3,232
                               --------     -----------    ------------
                               --------     -----------    ------------


                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has entered into various borrowing agreements with the Federal Home Loan Bank (FHLB) of Cincinnati. FHLB advances are comprised of the following:


MATURITY INTEREST RATE        1998           1997
-------- -------------        ----           ----
1998     6.02%                             $  17,988
2002     5.95% - 6.50%      $   1,715          2,513
2003     5.45% - 5.80%          3,394          4,486
2005     6.86% - 6.96%            133            153
2006     6.31%                     53             60
2007     6.45% - 6.60%            734            961
2008     5.07% - 5.59%         10,000
                            ---------      ---------
Total                       $  16,029      $  26,161
                            ---------      ---------
                            ---------      ---------



Pursuant to a collateral agreement with the FHLB, the advances are secured by all stock invested in the FHLB and certain qualifying first mortgage loans. Qualifying first mortgage loans pledged to secure FHLB advances totaled $24,044 at December 31, 1998. Based on the carrying amount of FHLB stock owned by the Company, total FHLB advances are limited to approximately $53,986 at December 31, 1998.

The aggregate minimum future annual principal payments on FHLB advances at December 31, 1998 are $1,117 in 1999, $1,155 in 2000, $1,225 in 2001, $1,149 in
2002, $919 in 2003 and $10,464 thereafter.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 10 - FEDERAL INCOME TAXES

Income tax expense consists of the following:


               1998            1997             1996
               ----            ----             ----

Current      $    131        $     262        $    34
Deferred          (14)             (55)            12
             -------         --------         -------
             $   117         $    207         $    46
             -------         --------         -------
             -------         --------         -------



The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis:


                                    1998           1997         1996
                                    ----           ----         ----
Expected tax provision at a
  34% rate                         $  112        $  302        $  113
Effect of tax-exempt income            (5)          (67)          (62)
Other                                  10           (28)           (5)
                                   ------        ------        ------
                                   $  117        $  207        $   46
                                   ------        ------        ------
                                   ------        ------        ------
Effective tax rate                   35.7%         23.3%         13.8%


                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

NOTE 10 - FEDERAL INCOME TAXES (Continued)

The net deferred tax assets in the balance sheets include the following components:


                                              1998             1997            1996
                                              ----             ----            ----

Deferred tax assets
     Bad debt                              $      93         $    30        $   19
     Deferred loan fees and costs                228             188           151
     Unrealized loss on securities
     available for sale                                                        100
     Other                                         4               8             1
                                           ---------         -------        ------
Total deferred tax assets                        325             226           271

Deferred tax liabilities
     Fixed assets                                102              98            96
     Unrealized gain on securities
     available for sale                           23              24
     FHLB Stock Dividends                         63
     Other                                        23               5             1
                                           ---------         -------        ------
Total deferred tax liabilities                   211             127            97
                                           ---------         -------        ------
Net deferred tax asset                     $     114         $    99        $  174
                                           ---------         -------        ------
                                           ---------         -------        ------




No valuation allowance for deferred tax assets was provided at December 31, 1998, 1997 or 1996 because the Company had sufficient taxes paid in and available for recovery to warrant recording the full deferred tax asset.

Retained earnings at December 31, 1998 and 1997, includes approximately $2,250 for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amounts at December 31, 1998 and 1997 was approximately $765.

Taxes attributable to securities gains and losses approximated $7, $0 and $(3) for the years ended December 31, 1998, 1997 and 1996, respectively.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 11 - PENSION PLAN

The Company maintains a contributory trusteed pension plan for all eligible employees. The benefits contemplated by the plan are funded as accrued through the purchase of individual life insurance policies. The cost of funding is charged directly to operations. No unfunded liability exists for past service costs. The Company's contributions to the plan charged to earnings for the years ended December 31, 1998, 1997 and 1996 amounted to $9, $9 and $36.


NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN

During 1998, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees 21 and older and who have completed at least one year of service. Contributions under the ESOP are conditioned upon the ESOP being qualified under Sections 401 and 501 of the Internal Revenue code of 1986, as amended (the "Code").

To fund the plan, the ESOP borrowed $1,551 from the Company for the purposes of purchasing 155,100 shares of stock at $10 per share in the conversion. Principal and interest payments on the loan are due in annual installments which began December 31, 1998 with the final payments of principal and interest being due and payable at maturity on December 31, 2009. Interest is payable during the term of the loan at a fixed rate of 7.5%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares will be allocated to participants on the basis of the ratio of each years principal and interest payments to the total of all principal and interest payments.


NOTE 13 - REGULATORY MATTERS

Related to its conversion from a mutual to stock savings and loan association, the Bank established a liquidation account which was equal to its total net worth as of the date of the latest balance sheet appearing in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 13 - REGULATORY MATTERS (Continued)

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct affect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to total assets (as defined). As discussed in greater detail below, as of December 31, 1998, the Bank meets all of the capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notifications from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 13 - REGULATORY MATTERS (Continued)

At December 31, 1998 and 1997, the Bank's actual capital levels and minimum required levels were:


                                                                                                 To Be Well
                                                                                              Capitalized Under
                                                                   For Capital                Prompt Corrective
                                        Actual                  Adequacy Purposes             Action Provisions
                                        ------                ----------------------         -------------------
                                 Amount          Ratio        Amount           Ratio         Amount        Ratio
                                 ------          -----        ------           -----         ------        -----
1998
   Total Risk-Based
   Capital (to Risk
     Weighted Assets)            $ 22,005         36.8%    $  4,779           8.0%      $ 5,974          10.0%
   Tier I Capital
     (to Risk Weighted
     Assets)                       21,626         36.2        2,390           4.0          3,584          6.0
   Tier I Capital
     (to Adjusted Assets)          21,626         16.1        5,368           4.0          6,710          5.0

1997
   Total Risk-Based              $ 14,388         27.5%    $  4,193           8.0%      $ 5,242          10.0%
   Capital
     (to Risk Weighted Assets)
   Tier I Capital                  14,158         27.0        2,097           4.0          3,145          6.0
     (to Risk Weighted
     Assets)
   Tier I Capital                  14,158         12.0        4,729           4.0          5,911          5.0
     (to Adjusted Assets)



                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 14 - COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. The principal commitments of the Company are as follows:

The Company had outstanding commitments to originate loans as follows:


                                      December 31,
                              ------------------------
                                1998             1997
                              --------         -------
First mortgages               $ 1,654          $   574
Consumer lines                  1,348            1,332
Commercial lines                  172            1,481
                              -------          -------

                              $ 3,174          $ 3,387
                              -------          -------
                              -------          -------




As of December 31, 1998, fixed-rate commitments totaled $1,692 and had interest rates ranging from 6.50% to 7.50%. As of December 31, 1997, fixed-rate commitments totaled $1,712 and had interest rates ranging from 7.25% to 8.50%.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit. These instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the balance sheets.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount and type of collateral obtained, if deemed necessary by the Company upon extension of credit, varies and is based on management's credit evaluation of the counterparty.

In addition, the Company periodically is a defendant in various legal proceedings arising in connection with its business. It is the best judgment of management that neither the financial position nor results of operations of the Company will be materially affected by the final outcome of these legal proceedings.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

INVESTMENTS AND MORTGAGE-BACKED SECURITIES: For investment and mortgage-backed securities, fair values are based on quoted market prices or dealer quotes.

LOANS: The fair value of loans is estimated by discounting future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.


FEDERAL HOME LOAN BANK STOCK: The estimated fair value of Federal Home Loan Bank stock is considered to approximate cost since it may be redeemed at par under certain circumstances.

DEPOSIT LIABILITIES: The fair value of demand deposits and savings accounts is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

FEDERAL HOME LOAN BANK ADVANCES: The fair value of Federal Home Loan Bank Advance is estimated by discounting future cash flows using the rates currently offered for similar borrowings of similar remaining maturities.

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: For these assets and liabilities, the carrying amount is a reasonable estimate of fair value.

OFF BALANCE SHEET COMMITMENTS: The fair value of off balance sheet commitments to extend credit is not material.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 15 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)


The estimated fair values of the Company's financial instruments are as follows:

                                               1998                 1997
                                               ----                 ----
                                      Carrying      Fair    Carrying      Fair
                                       Amount      Value     Amount       Value
                                       ------      -----     ------       -----
Financial assets:
     Cash and cash equivalents        $ 26,026   $ 26,026   $  5,846   $  5,846
     Securities                         37,778     38,112     49,294     49,443
     Loans, net of allowance            62,949     64,580     56,281     57,651
     Loans held for sale                 1,152      1,160      1,605      1,611
     FHLB Stock                          2,699      2,699      2,514      2,514
     Accrued interest receivable           571        571        877        877

Financial liabilities:
     Deposits                          (84,638)   (84,863)   (76,983)   (76,995)
     Federal Home Loan Bank
       advances                        (16,029)   (16,568)   (26,161)   (26,043)
     Accrued interest payable              (89)       (89)      (154)      (154)


While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 1998 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 1998 should not necessarily be considered to apply at subsequent dates.

Other assets and liabilities of the Company may have value, but are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of loan servicing rights, the value of a trained work force, customer goodwill and similar items.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996



NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEET,
December 31, 1998

     ASSETS
     Cash and cash equivalents                                           $ 9,415
     Investment in banking subsidiaries                                   21,647
     Other assets                                                          1,340
                                                                         -------
         Total assets                                                    $32,402
                                                                         -------
                                                                         -------
     LIABILITIES AND EQUITY
     Accrued expenses and other liabilities                              $   629
     Shareholders' equity                                                 31,773
                                                                         -------
         Total liabilities and shareholders' equity                      $32,402
                                                                         -------
                                                                         -------

CONDENSED STATEMENTS OF INCOME
One day ended December 31, 1998

     Loan interest income                                                $     1
                                                                         -------
     Net income                                                          $     1
                                                                         -------
                                                                         -------

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996


NOTE 16 - PARENT COMPANY ONLY CONDENSED FINANCIAL
   INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
At December 31, 1998


Cash flows from operating activities
  Net income                                                     $      1
  Change in other liabilities                                         629
                                                                 --------
  Net cash from operating activities                                  630

Cash flows from investing activities
   Net increase in loan to subsidiary bank                         (1,340)
   Injection of capital into subsidiary bank                       (7,063)
                                                                  --------
    Net cash from investing activities                             (8,403)

Cash flows from financing activities
  Proceeds from sale of stock                                      17,188
                                                                  -------
    Net cash from financing activities                             17,188

Net change in cash and cash equivalents                             9,415

Beginning cash and cash equivalents                                  --
                                                                 --------
Ending cash and cash equivalents                                 $  9,415
                                                                 --------
                                                                 --------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Information regarding change in accountants appears in Current Report on Form 8-K filed by the Company on January 15, 1999 and amended on January 26, 1999, and is incorporated herein by reference.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

DIRECTORS

         The Directors of the Company are also Directors of the Association. The following table sets forth certain information regarding the Board of Directors of the Association and the Company.

                                                                                           DIRECTOR       TERM
NAME                                   AGE (1)    POSITION(S) HELD (2)                     SINCE(3)    EXPIRES(4)
-------                               --------   ----------------------                    --------    -----------
William R. Williams................      55      Director, President and Chief                1979         2000
                                                 Executive Officer
Gerry W. Grace.....................      59      Chairman of the Board                        1986         2001
Jeffrey W. Aldrich.................      56      Director                                     1979         1999
Thomas P. Ash......................      49      Director                                     1985         2000
Fred C. Jackson....................      73      Director                                     1977         2000
William F. Porter..................      83      Director                                     1964         1998
Joseph M. Wells, Jr................      83      Director                                     1958         1998

--------------------
(1)      As of December 31, 1998.
(2) Positions listed are for the Company and the Association unless otherwise noted.
(3) Lists date individual first became director of the Association. All Directors of the Company were appointed in 1998, the first year of its incorporation.
(4)      Expiration date is the same for the Company and the Association.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth certain information regarding the executive officers who are not also directors.

NAME                                                    AGE (1)       POSITION(S) HELD
-------                                                 --------      ----------------------

John A. Rife................................               43         Executive Vice President and Treasurer
Daniel F. Galeoti...........................               43         Vice President of Mortgage Operations
Charles O. Standley.........................               45         Vice President of Commercial and Consumer
                                                                      Lending

----------------
(1)      As of December 31, 1998.

BIOGRAPHICAL INFORMATION

         DIRECTORS

         GERRY W. GRACE has served as a Director of the Association since 1987. Mr. Grace is the owner and president of Grace Services, Inc., a weed and pest control company located in Canfield, Ohio. Mr. Grace is also a member of the Board of Trustees of Ellsworth Township.

         WILLIAM R. WILLIAMS has served as a Director of the Association since 1979. Mr. Williams was also appointed as President and Chief Executive Officer of the Association in 1979.

         JEFFREY W. ALDRICH has served as a Director of the Association since 1979. Mr. Aldrich is the President and Chief Executive Officer of Sterling China Co., a dishware manufacturing company.

         THOMAS P. ASH has served as a Director of the Association since 1985. Mr. Ash has served as the Superintendent of the East Liverpool City School District since 1984.

         FRED C. JACKSON has served as a Director of the Association since 1977. Mr. Jackson has been retired since 1987.

         WILLIAM F. PORTER has served as a Director of the Association since 1964. Mr. Porter has been retired since 1980. Before retiring, Mr. Porter was the President of Globe Refractories, Inc., a brick manufacturing company.

         JOSEPH M. WELLS, JR. has served as a Director of the Association since 1958. Mr. Wells serves currently as the Chairman of the Board of the Homer Laughlin China Co., located in Newell, West Virginia.

         EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         JOHN A. RIFE currently serves as the Executive Vice President and Treasurer of the Association. Mr. Rife has served as Executive Vice President since 1991.

         DANIEL F. GALEOTI is the Vice President of Mortgage Lending of the Association, and is responsible for supervising all residential mortgage lending. Mr. Galeoti has served in this position since January 1989.

         CHARLES O. STANDLEY currently serves as the Vice President of Commercial and Consumer Lending. Mr. Standley supervises all commercial and consumer lending operations including direct and indirect auto, home equity and home improvement loans. Mr. Standley has served in this position since March 1989.

ITEM 10. EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE

         CASH COMPENSATION. The following table sets forth the cash compensation paid by the Association for services rendered in all capacities during the years ended December 31, 1998 and 1997 to the chief executive officer and the executive officers of the Association who received compensation in excess of $100,000.




                                                                          LONG-TERM COMPENSATION
                                                                       ------------------------------
                                          ANNUAL COMPENSATION                 AWARDS         PAYOUTS
                                  ------------------------------------ --------------------- --------
                                                            OTHER       RESTRICTED          SECURITIES
NAME AND                                                    ANNUAL        STOCK    UNDERLYING  LTIP      ALL OTHER
PRINCIPAL                              SALARY     BONUS   COMPENSATION    AWARDS    OPTIONS   PAYOUTS  COMPENSATION
POSITIONS                      YEAR    ($)(1)      ($)     ($)(2)          (#)(4)    ($)(5)    ($)(3)      ($)
-----------------            -------  -------- --------- ------------- ---------- ---------- -------- --------------

William R. Williams........   1998    $133,950   $16,000      $--          $--        --        $--        $--
   President and              1997    $132,585    16,000       --           --        --         --         --
   Chief Executive Officer

------------------------

(1) Includes base salary and director's fees for the President and Chief Executive Officer.
(2) For 1997 and 1998, there were no (a) perquisites over the lesser of $50,000 or 10% of the individual's total salary and bonus for the year;
         (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.
(3)      For 1997 and 1998, there were no stock awards plans in existence.
(4)      For 1997 and 1998, there were no stock option plans in existence.
(5) For 1997 and 1998, there were no long-term incentive plans in existence.


EMPLOYMENT AGREEMENTS

         The Association and the Company have entered into employment agreements (collectively, the "Employment Agreements") with William R. Williams, John A. Rife, Charles O. Standley and Daniel F. Galeoti (individually, the "Executive"). The Association and Company intend the Employment Agreements to ensure that the Association and the Company will maintain a stable and competent management base after the Conversion. The continued success of the Association and the Company depends to a significant degree on the skills and competence of Messrs. Williams, Rife, Standley and Galeoti.

         The Employment Agreements provide for a three-year term for each Executive from December 30, 1998. The Association Employment Agreements provide that, commencing on the first anniversary date of the agreement and continuing each anniversary date thereafter, the Board of Directors of the Association may extend each of the agreements for an additional year so that the remaining term shall be three years unless written notice of non-renewal is given by the Board of Directors after conducting a performance evaluation of the Executive. The terms of the Company Employment Agreements shall be extended on a daily basis, unless written notice of non-renewal is given by the Board of Directors of the Company. The Association and Company Employment Agreements provide that the Executive's base salary will be reviewed annually. The base salary for Mr. Williams, is $124,950. In addition to the base salary, the Employment Agreements provide for, among other things, participation in various employee benefit plans and stock-based compensation programs, as well as furnishing certain fringe benefits available to similarly situated executive personnel. The Employment Agreements provide for termination by the Association or the Company for cause (as described in the agreements) at any time. In the event the Association or the Company chooses to terminate the Executive's employment for reasons other than for cause or, in the event of the Executive's resignation from the Association or the Company upon: (i) failure to re-elect the Executive to his/her current offices; (ii) a material change in the Executive's functions, duties or responsibilities; (iii) a relocation of the Executive's principal place of employment by more than 25 miles; (iv) liquidation or dissolution of the Association or the

Company; or (v) a breach of the Employment Agreements by the Association or the Company; the Executive or, in the event of the Executive's death, the Executive's beneficiary would be entitled to receive an amount generally equal to the remaining base salary and bonus payments that would have been paid to the Executive during the remaining term of the Employment Agreements. In addition, the Executive would receive a payment attributable to the contributions that would have been made on the Executive's behalf to any employee benefit plans of the Association or the Company during the remaining term of the Employment Agreements, together with the value of certain stock-based incentives previously awarded to the Executive. The Association and the Company would also continue and pay for the Executive's life and disability coverage for the remaining term of the Employment Agreement, as well as provide medical and hospitalization coverage until the Executive at least attains eligible Medicare age. Upon any termination of the Executive, the Executive is subject to a covenant not to compete with the Company or the Association for one year. The Association and the Company would also continue or pay for the Executive's life, health and disability coverage for the remaining term of the Employment Agreement.

         Under the agreements, if voluntary or involuntary termination follows a change in control of the Association or the Company, the Executive or, in the event of the Executive's death, the Executive's beneficiary would be entitled to a severance payment generally equal to the greater of: (i) the payments due for the remaining terms of the agreement, including the value of certain stock-based incentives previously awarded to the Executive; or (ii) three times the average of the five preceding taxable years' annual compensation. The Association and the Company would also continue the Executive's life, health, and disability coverage for thirty-six months (except medical and hospitalization would be provided at least until the Executive attains eligible Medicare age). Notwithstanding that both Employment Agreements provide for a severance payment in the event of a change in control, the Executive would only be entitled to receive a severance payment under one agreement. In the event of a change in control of the Association or the Company, the total amount of payments due under the Agreements, based solely on the base salaries paid to Messrs. Williams, Rife, Standley and Galeoti excluding any benefits under any employee benefit plan which may be payable, would equal approximately $1.13 million.

          Payments to the Executive under the Association Employment Agreement will be guaranteed by the Company in the event that payments or benefits are not paid by the Association. Payments under the Company Employment Agreements would be made by the Company. All reasonable costs and legal fees paid or incurred by the Executive pursuant to any dispute or question of interpretation relating to the Employment Agreements shall be paid by the Association or Company, respectively if the Executive is successful on the merits pursuant to a legal judgment, arbitration or settlement. The Employment Agreements also provide that the Association and Company shall indemnify the Executive to the fullest extent allowable under federal, Ohio and Delaware law, respectively.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

         The Code limits the amount of compensation the Association may consider in providing benefits under its tax-qualified retirement plans, such as the Pension Plan and the ESOP. The Code further limits the amount of contributions and benefit accruals under such plans on behalf of any employee. To provide benefits to make up for the reduction in benefit flowing from these limits in connection with the Pension Plan and ESOP, the Association implemented a non-qualified deferred compensation arrangement known as a "Supplemental Executive Retirement Plan" ("SERP"). The SERP generally provides benefits to eligible individuals (designated by the Board of Directors of the Association or its affiliates) that cannot be provided under the Pension Plan and/or ESOP as a result of the limitations imposed by the Code, but that would have been provided under the Pension Plan and/or ESOP but for such limitations. In addition to providing for benefits lost under tax-qualified plans as a result of limitations imposed by the Code, the SERP makes up lost ESOP benefits to designated individuals who retire, who terminate employment in connection with a change in control, or whose participation in the ESOP ends due to termination of the ESOP in connection with a change in control (regardless of whether the individual terminates employment) prior to the complete scheduled repayment of the ESOP loan. Generally, upon the retirement of an eligible individual or upon a change in control of the Association or the Company prior to complete repayment of the ESOP Loan, the SERP will provide the individual with a benefit equal to what the individual would have received under the ESOP had he remained employed throughout the term of the ESOP or had the ESOP not been terminated prior to the scheduled repayment of the ESOP loan. An individual's benefits under the SERP become payable upon the participant's retirement (in accordance with the standard retirement policies of the Association), upon the change in control of the Association or the Company or as determined under the ESOP and Pension Plan.

         The Association may establish a grantor trust in connection with the SERP to satisfy the obligations of the Association with respect to the SERP. The assets of the grantor trust would remain subject to the claims of the Association's general creditors in the event of the Association's insolvency until paid to the individual pursuant to the terms of the SERP.

DIRECTOR COMPENSATION

         All directors of the Association receive an annual retainer of $9,000 a year, and $100 per executive committee meeting attended.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

         The following table sets forth information as to those persons believed by management to be beneficial owners of more than 5% of the Company's outstanding shares of Common Stock or as disclosed in certain reports received to date regarding such ownership filed by such persons with the Company and with the SEC, in accordance with Sections 13(d) and 13(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Other than those persons listed below, the Company is not aware of any person, as such term is defined in the Exchange Act, who owns more than 5% of the Company's Common Stock as of the Record Date.


                                   NAME AND ADDRESS OF                        NUMBER
 TITLE OF CLASS                      BENEFICIAL OWNER                       OF SHARES             PERCENT OF CLASS
----------------          --------------------------------------          --------------          -----------------
Common Stock              The Central Federal Savings and Loan              155,110(1)                  8.0%
                          of Wellsville Employee Stock
                          Ownership Plan and Trust (the
                          "ESOP")
                          601 Main Street
                          Wellsville, Ohio 43968

-----------------------------
(1) Shares of Common Stock were acquired by the ESOP in the Association's Conversion. The ESOP Committee administers the ESOP. First Bankers Trust, N.A. has been appointed as the corporate trustee for the ESOP ("ESOP Trustee"). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of December 31, 1998, no shares had been allocated under the ESOP. Under the ESOP, unallocated shares and allocated shares as to which voting instructions are not given by participants are to be voted by the ESOP Trustee in a manner calculated to most accurately reflect the instructions received from participants regarding the allocated stock so long as such vote is in accordance with the provisions of the Employee Retirement Income Security Act of 1974, as amended ("ERISA").

SECURITY OWNERSHIP OF MANAGEMENT

         The following table sets forth the number of shares of Common Stock the Association's executive officers and directors own as of the record date.

                                                              NUMBER
                                                                OF              PERCENT
NAME                                                          SHARES           OF CLASS
-------                                                      ---------       -------------
Gerry W. Grace.........................................         20,000                1.03%
William R. Williams....................................         20,000                1.03%
Jeffrey W. Aldrich.....................................         20,000                1.03%
Thomas P. Ash..........................................         20,000                1.03%
Fred C. Jackson........................................         20,000                1.03%
William F. Porter......................................          1,000                0.05%
Joseph M. Wells, Jr....................................         20,000                1.03%
John A. Rife...........................................         20,000                1.03%
Daniel F. Galeoti......................................         20,000                1.03%
Charles O. Standley....................................         20,000                1.03%
                                                              --------
All Directors and Executive Officers
  as a group (10 persons)..............................        181,000                9.32%
                                                               -------                ----
                                                               -------                ----





ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

          The Financial Institutions Reform, Recovery and Enforcement Act ("FIRREA") requires that all loans or extensions of credit to executive officers and directors must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with the general public and must not involve more than the normal risk of repayment or present other unfavorable features. In addition, loans made to a director or executive officer in excess of the greater of $25,000 or 5% of the Association's capital and surplus (up to a maximum of $500,000) must be approved in advance by a majority of the disinterested members of the Board of Directors.

         Prior to FIRREA, the Bank made loans to its executive officers and Directors which were secured by their primary residences. The rates of interest charged by the Bank on such loans were the Bank's cost of funds. Pursuant to FIRREA, in 1989, the Bank discontinued its practice of making such preferential loans to its officers and Directors. However, all such pre-FIRREA preferential loans were "grandfathered" under FIRREA. Since the enactment of FIRREA, the Bank has not made any loans to its executive officers or Directors. The Bank intends to implement a policy whereby it will begin to again offer loans to executive officers and Directors. Such loans, as well as loans made to Bank employees, will be made on the same terms and conditions offered to the general public. If the Bank implements a policy of extending credit to executive officers and Directors, such policy will provide that all such loans will be made in the ordinary course of business, on substantially the same terms, including collateral, as those prevailing at the time for comparable transactions with other persons and may not involve more than the normal risk of collectibility or present other unfavorable features. As of December 31, 1998, the Bank had $304,000 of loans to executive officers or Directors all of which had balances of less than $60,000 or were made by the Bank in the ordinary course of business with no favorable terms and do not involve more than the normal risk of collectibility or present unfavorable features.

         The Company intends that all transactions in the future between the Company and its executive officers, directors, holders of 10% or more of the shares of any class of its common stock and affiliates thereof, will contain terms no less favorable to the Company than could have been obtained by it in arm's-length negotiations with unaffiliated persons and will be approved by a majority of independent outside directors of the Company not having any interest in the transaction.

                                PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) 1.   FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

         -        Independent Auditors' Report
         -        Balance Sheets as of December 31, 1998 and 1997
         - Consolidated Statements of Income for the Years Ended December 31, 1998, 1997 and 1996
         - Consolidated Statements of Changes in Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
         - Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
         -        Notes to Consolidated Financial Statements

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         Financial Statement Schedules have been omitted because they are not applicable or the required information is shown in the Consolidated Financial Statements or notes thereto.

(b)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1998

         No reports were filed on Form 8-K during the last quarter of 1998.

(c)      EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-B

         Exhibit
         Number
         ------

         2.1      Plan of Conversion of Central Federal Savings and Loan
                  Association of Wellsville (1)
         3.1      Certificate of Incorporation of Grand Central Financial Corp.
                  (1)
         3.2      Bylaws of Grand Central Financial Corp. (1)
         10.1     Employment Agreement between Grand Central Financial Corp. and
                  William R. Williams
         10.2     Employment Agreement between Grand Central Financial Corp. and
                  John A. Rife
         10.3     Employment Agreement between Grand Central Financial Corp. and
                  Daniel F. Galeoti
         10.4     Employment Agreement between Grand Central Financial Corp. and
                  Charles O. Standley
         10.5     Employment Agreement between Central Federal Savings and Loan
                  Association of Wellsville and William R. Williams
         10.6     Employment Agreement between Central Federal Savings and Loan
                  Association of Wellsville and John A. Rife
         10.7     Employment Agreement between Central Federal Savings and Loan
                  Association of Wellsville and Daniel F. Galeoti
         10.8     Employment Agreement between Central Federal Savings and Loan
                  Association of Wellsville and Charles O. Standley
         10.9     Form of Central Federal Savings and Loan Association of
                  Wellsville Employee Severance Compensation Plan (1)
         10.10    Form of Central Federal Savings and Loan Association of
                  Wellsville Supplemental Executive Retirement Plan (1)
         11.0     Statement Re: Computation of Per Share Earnings(2)
         16.1     Letter re: Change in Certifying Accountant(3)
         21.0     Subsidiaries Information Incorporated Herein By Reference to
                  Part 1 - Subsidiary Activity
         27.0     Financial Data Schedule
         ---------------------
         (1)      Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.
         (2)      Not applicable as the Company did not have earnings in 1998.
         (3)      Incorporated by reference into this document from Current
                  Report on Form 8-K, filed by the Company on January 15, 1999 and amended on January 26, 1999.


CONFORMED

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Grand Central Financial Corp.


                               /s/ William R. Williams
                               -----------------------------------------------
                               William R. Williams
                               President, Chief Executive Officer and Director


      In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

      Name                                     Title                                          Date
      ----                                     -----                                          ----

/s/ William R. Williams                        President, Chief Executive               March 31, 1999
-----------------------------------------      Officer and Director
William R. Williams                            (principal executive
                                               officer)


/s/ John A. Rife
----------------------------------------       Executive Vice President                 March 31, 1999
John A. Rife                                   and Treasurer
                                               (principal accounting and
                                               financial officer)


              *
----------------------------------------       Chairman of the Board                    March 31, 1999
Gerry W. Grace


              *
---------------------------------------        Director                                 March 31, 1999
Jeffrey W. Aldrich


              *
---------------------------------------        Director                                 March 31, 1999
Thomas P. Ash


              *
---------------------------------------        Director                                 March 31, 1999
Fred C. Jackson
------------------

*Pursuant to Power of Attorney filed on September 23, 1998, as Exhibit 24.1 to the Registration Statement on Form SB-2 for Grand Central Financial Corp.


/s/ William R. Williams                                                                 March 31, 1999
---------------------------
William R. William
President, Chief Executive Officer
  and Director

