Form 10QSB
period 1999-03-31
GRAND CENTRAL FINANCIAL CORP
filed 1999-05-17
CIK 1070680

                          GRAND CENTRAL FINANCIAL CORP.

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to______________

                         Commission File Number 0-25945
                                                -------

                          GRAND CENTRAL FINANCIAL CORP.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                                   34-1877137
--------                                                   ----------
(State or other jurisdiction of                            (IRS Employer
  incorporation or organization)                             Identification No.)

                    601 Main Street, Wellsville, Ohio 43968
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (330) 532-1517
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X       No
    ----         ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class:                           Outstanding at April 30, 1999
Common stock, $0.01 par value                 1,938,871 common shares

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 1999
                                      INDEX


PART I.  FINANCIAL INFORMATION

                                                                                            Page
                                                                                            ----
ITEM 1 - Financial Statements

      Consolidated Balance Sheets as of March 31, 1999 and
      December 31, 1998 ...............................................................      3

      Consolidated Statements of Income for the three months ended
      March 31, 1999 and 1998..........................................................      4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the three months ended March 31, 1999........................................      5

      Consolidated Statements of Comprehensive Income for the three months
      ended March 31, 1999 and 1998 ...................................................      6

      Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 1999 and 1998....................................................      7

      Notes to Consolidated Financial Statements ......................................      8


ITEM 2 - Management's Discussion and Analysis or Plan of Operation.....................     13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................     20
Item 2.  Changes in Securities and Use of Proceeds.....................................     20
Item 3.  Defaults Upon Senior Securities...............................................     20
Item 4.  Submission of Matters to a Vote of Security Holders...........................     20
Item 5.  Other Information.............................................................     20
Item 6.  Exhibits and Reports on Form 8-K..............................................     20

SIGNATURES ............................................................................     22

                          PART I. FINANCIAL INFORMATION
                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                           (Unaudited) (In thousands)


                                                                      March 31,          December 31,
                                                                         1999               1998
                                                                      ---------           ---------
ASSETS
     Cash and amounts due from depository institutions                $   2,376           $   1,372
     Interest-bearing deposits in other banks                             2,588              24,654
                                                                      ---------           ---------
         Total cash and cash equivalents                                  4,964              26,026

     Securities available-for-sale                                        4,776               5,149
     Securities held-to-maturity (estimated fair value
         of $62,632 in 1999 and $32,963 in 1998)                         62,871              32,629
     Loans held for sale                                                     --               1,152
     Loans, net                                                          64,015              62,949
     Federal Home Loan Bank, at cost                                      2,746               2,699
     Premises and equipment, net                                          2,187               2,139
     Accrued interest receivable                                            799                 571
     Other assets                                                           303                 122
                                                                      ---------           ---------
              Total assets                                            $ 142,661           $ 133,436
                                                                      ---------           ---------
                                                                      ---------           ---------
LIABILITIES
     Deposits
         Non-interest bearing                                         $   1,068           $   5,471
         Interest bearing                                                79,111              79,167
                                                                      ---------           ---------
              Total deposits                                             80,179              84,638
     Federal Home Loan Bank Advances                                     29,902              16,029
     Advance payments by borrowers for taxes and insurance                  384                 776
     Accrued interest payable                                               231                  89
     Other liabilities                                                       95                 131
                                                                      ---------           ---------
         Total liabilities                                              110,791             101,663
                                                                      ---------           ---------

SHAREHOLDERS' EQUITY
     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                   19                  19
     Additional paid-in capital                                          18,574              18,720
     Retained earnings, substantially restricted                         14,549              14,330
     Obligation under employee stock ownership plan                      (1,312)             (1,339)
     Accumulated other comprehensive income                                  40                  43
                                                                      ---------           ---------
         Total shareholders' equity                                      31,870              31,773
                                                                      ---------           ---------
              Total liabilities and shareholders' equity              $ 142,661           $ 133,436
                                                                      ---------           ---------
                                                                      ---------           ---------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited) (In thousands, except per share amount)



                                                    Three months ended
                                                        March 31,
                                                 ----------------------
                                                  1999            1998
                                                 ------          ------
INTEREST INCOME
     Loans, including fees                       $1,297          $1,211
     Interest on securities:
         Taxable                                    877             946
         Non-taxable                                  3               4
     Interest-bearing deposits in banks              97              47
                                                 ------          ------
         Total interest income                    2,274           2,208

INTEREST EXPENSE
     Deposits                                       817             858
     FHLB borrowings                                283             401
                                                 ------          ------
         Total interest expense                   1,100           1,259

NET INTEREST INCOME                               1,174             949

Provision for loan losses                            --              --
                                                 ------          ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       1,174             949

NON-INTEREST INCOME
     Service charges                                 49              37
     Gain on sale of loans                           12              21
     Gain (loss) on sale of securities               11              --
     Other income                                    20              11
                                                 ------          ------
         Total non-interest income                   92              69

NON-INTEREST EXPENSE
     Salaries and employee benefits                 446             405
     Net occupancy expense                          131              94
     Data processing expense                         42              34
     FDIC assessments                                12              12
     Franchise taxes                                 64              53
     Other expenses                                 249             168
                                                 ------          ------
         Total non-interest expense                 944             766


Income before income taxes                          322             252
Income tax expense                                  103              64
                                                 ------          ------
Net income                                       $  219          $  188
                                                 ------          ------
                                                 ------          ------
Basic and diluted earnings per share             $ 0.12             N/A


          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                         (In thousands)

                                                                                                    Accumulated
                                                    Additional                       Obligation     Other             Total
                                      Common        Paid in           Retained       Under          Comprehensive     Shareholders
                                      Stock         Capital           Earnings       Esop           Income            Equity
                                      -----         -------           --------       ----           ------            ------
Balances at January 1, 1999           $  19        $ 18,720       $  14,330      $   (1,339)         $     43       $ 31,773

Employee stock ownership plan
  obligation                                                                             27                              27
Stock issuance costs                                   (146)                                                           (146)
Comprehensive income:
Net income                                                              219                                             219
Change in unrealized
  gain (loss) on securities
  available-for-sale, net of tax                                                                           (3)           (3)
                                                                                                                    -------
     Total Comprehensive Income                                                                                         216
                                      -----        --------       ---------      ----------          --------       -------
Balances at March 31, 1999            $  19        $ 18,574       $  14,549      $   (1,312)         $     40       $31,870
                                      -----        --------       ---------      ----------          --------       -------
                                      -----        --------       ---------      ----------          --------       -------


          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited) (In thousands)




                                                   Three Months Ended
                                                       March 31,
                                                 ---------------------
                                                  1999            1998
                                                 -----           -----
NET INCOME                                       $ 219           $ 188

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                    (10)             (3)

   Less:  Reclassified adjustment for
          accumulated gains included
          in net income                              7              --
                                                 -----           -----
   Unrealized gains (losses) on
      securities                                    (3)             (3)
                                                 -----           -----

COMPREHENSIVE INCOME                             $ 216           $ 185
                                                 -----           -----
                                                 -----           -----


          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited) (In thousands)



                                                                        Three Months Ended
                                                                            March 31,
                                                                   ---------------------------
                                                                     1999               1998
                                                                   --------           --------
NET CASH FROM OPERATING ACTIVITIES                                 $    887           $  2,235

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                     (690)                --
         Proceeds from sales                                            134                 --
         Proceeds from maturities and payments                          922              2,246
     Securities held to maturity
         Purchases                                                  (34,857)           (10,000)
         Proceeds from maturities and payments                        4,615              2,151
     Net change in loans                                               (984)            (3,436)
     Purchases of premises and equipment                               (111)              (110)
                                                                   --------           --------
         Net cash from investing activities                         (30,971)            (9,149)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                          (4,459)             1,236
     Net change in other borrowings                                    (392)              (360)
     Proceeds from long-term FHLB advances                           14,700              9,000
     Repayment of long-term FHLB advances                              (827)            (5,315)
                                                                   --------           --------
         Net cash from financing activities                           9,022              4,561

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (21,062)            (2,353)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     26,026              5,846
                                                                   --------           --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $  4,964           $  3,493
                                                                   --------           --------
                                                                   --------           --------

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
         Interest                                                  $    958           $  1,125
         Income taxes                                                    --                 --


          See accompanying notes to consolidated financial statements.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, amounts in thousand.

BASIS OF PRESENTATION: These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at March 31, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the three month period ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 1998, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

Effective December 30, 1998, Central Federal Savings & Loan Association of Wellsville converted from a federally chartered mutual savings and loan association to a federally chartered stock savings and loan with the concurrent formation of a holding company, Grand Central Financial Corp. The conversion was accomplished through an amendment of the Association's articles of incorporation and the sale of the Company's common stock in an amount equal to the pro forma market value of the Association after giving effect to the conversion.

CONSOLIDATION POLICY: The consolidated financial statements include the accounts of the Company and the Association. All significant intercompany transactions and balances have been eliminated.

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

Securities classified as available for sale are those that management intends to sell or that could be sold for liquidity, investment management, or similar reasons, even if there is not a present


                                                                              8.
                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


                                                                              9.
                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE:
Basic earnings per common share for the three months ended March 31, 1999 was based on earnings for the three months then ended, divided by the weighted average number of common shares outstanding for the period. The Company had no dilutive securities at March 31, 1999. The weighted average shares outstanding were 1,807,649 for the three months ended March 31, 1999. Earnings per share information for 1998 is not meaningful since the mutual to stock conversion was not consummated until December 30, 1998.


NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:


                                                         March 31, 1999
                                                       Gross            Gross             Estimated
                                     Amortized       Unrealized       Unrealized          Fair
                                       Cost           Gains              Loss             Value
                                     ---------       ----------       ----------          ---------
                                                            (In thousands)
AVAILABLE FOR SALE:
Municipal securities                 $   175          $     3                            $   178
U.S. government and federal
  agencies                                67                1                                 68
Mortgage-backed securities:
     Freddie Mac                         310                1               (1)              310
     Fannie Mae                        1,822               23                              1,845
     Ginnie Mae                        2,341               34                              2,375
                                     -------          -------          -------           -------
       Total                         $ 4,715          $    62               (1)          $ 4,776
                                     -------          -------          -------           -------
                                     -------          -------          -------           -------
HELD TO MATURITY:
U.S. government and federal
  agencies                           $16,547          $                $   (72)          $16,475
Corporate notes                        3,956                4               (1)            3,959
Mortgage-backed securities:
     Freddie Mac                      20,449              186             (306)           20,329
     Fannie Mae                       14,589               50             (108)           14,531
     CMO's                             7,330                8                              7,338
                                     -------          -------          -------           -------
       Total                         $62,871          $   248          $  (487)          $62,632
                                     -------          -------          -------           -------
                                     -------          -------          -------           -------

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES (Continued)


                                                                   December  31, 1998
                                                                 Gross              Gross           Estimated
                                           Amortized          Unrealized         Unrealized           Fair
                                             Cost                Gains              Loss              Value
                                        ---------------     --------------    ---------------    ---------------
                                                                    (In thousands)
AVAILABLE FOR SALE:
Municipal securities                    $           175     $            4                       $           179
Mortgage-backed securities:
     Freddie Mac                                    342                  1                                   343
     Fannie Mae                                   2,056                 30                                 2,086
     Ginnie Mae                                   2,508                 33                                 2,541
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         5,081     $           68                       $         5,149
                                        ---------------     --------------    ---------------    ---------------
                                        ---------------     --------------    ---------------    ---------------
HELD TO MATURITY:
U.S. government and federal
  agencies                              $           998     $            8    $                  $         1,006
Corporate notes                                   1,494                                    (6)             1,488
Mortgage-backed securities:
     Freddie Mac                                 17,019                312                                17,331
     Fannie Mae                                   4,078                 78                 (9)             4,147
     CMO's                                        9,040                                   (49)             8,991
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        32,629     $          398    $           (64)   $        32,963
                                        ---------------     --------------    ---------------    ---------------
                                        ---------------     --------------    ---------------    ---------------


NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                             March 31,         December 31,
                                                               1999               1998
                                                             --------           --------
                                                                 (In thousands)
Loans secured by real estate:
     Construction loans on single family residences          $  1,094           $    735
     Single family                                             45,644             45,441
     Multi-family and commercial                                1,118              1,150
Commercial loans                                                  302                263
Consumer loans                                                 16,229             15,739
                                                             --------           --------
                                                               64,387             63,328

Allowance for loan losses                                        (372)              (379)
                                                             --------           --------

     Total                                                   $ 64,015           $ 62,949
                                                             --------           --------
                                                             --------           --------

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




NOTE 3 - LOANS RECEIVABLE (Continued)

An analysis of the allowance for loan losses is as follows:

                                                         Three months ended
                                                              March 31,
                                                       1999               1998
                                                      -----               -----
                                                           (In thousands)
Balance, beginning of period                          $ 379               $ 231
Loans charged off                                        (7)                 (1)
Recoveries                                               --                  --
Provision for losses                                     --                  --
                                                      -----               -----
Balance, end of period                                $ 372               $ 230
                                                      -----               -----
                                                      -----               -----

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


The following discussion compares the financial condition of Grand Central Financial Corp ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association") at March 31, 1999 to December 31, 1998 and the results of operations for the three months ended March 31, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions which are not subject to certain risks and uncertainties for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

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


MANAGEMENT STRATEGY

         The Company is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to four-family residential mortgage loans and short-term consumer loans. To a lesser extent, the Company also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management has sought in recent years to expand the business of the Company by establishing additional branches to service additional customers in its market area. Management's efforts in increasing the Company's volume of shorter-term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Company's residential mortgage business. The Company's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund (the "SAIF"), and administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Company also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

         The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. The Company is also not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 AND DECEMBER 31, 1998

         Total assets of the Company were $142.7 million at March 31, 1999, compared to $133.4 million at December 31, 1998, representing an increase of $9.2 million, or 6.9%. The primary component in the increase in total assets was a $29.9 million increase in total securities (including securities available for sale and held to maturity) which was partially offset by a decrease in cash and cash equivalents of $21.1 million. The increase in assets was primarily funded by $17.2 million net proceeds from the conversion from a mutual association to a stock company and an increase of $13.9 million in FHLB advances. The increase in securities was

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


primarily due to management moving the conversion proceeds from cash and cash equivalents to the securities portfolio and the use of FHLB advances to fund securities purchases through an arbitrage transaction. Management entered into the arbitrage transaction in order to better leverage the new capital and enhance earnings. The Company plans to utilize the proceeds from the conversion to fund loan growth as loan demand allows. In the short term, the proceeds will continue to be invested in the securities portfolio. The majority of securities purchased with the proceeds from the offering mature within one year.



COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND MARCH 31, 1998

         GENERAL. Net income for the three months ended March 31, 1999 increased by $31,000 or 16.5% from $188,000 for the three months ended March 31, 1998 to $219,000 for the three months ended March 31, 1999. The increase was primarily due to the increase in net interest income and non-interest income which was partially offset by an increase in non-interest expense and tax expense.

         NET INTEREST INCOME. Net interest income is the largest component of the Company's net income, and consists of the difference between interest income generated on interest-earnings assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.

         Net interest income increased approximately $225,000, or 23.7%, from $949,000 for the three months ended March 31, 1998 to $1,174,000 for the three months ended March 31, 1999. The primary reason for this change was a decrease in interest expense of $159,000, or 12.6%, and an increase in interest income of $66,000, or 3.0%. The decrease in interest expense was due to a decline in the cost of funds along with a decrease in average interest bearing liabilities outstanding, but borrowings went up at the end of the quarter. The increase in interest income was due to an increase in average earning assets which was partially offset by a decline in the yield on earning assets. The decline in the yield on earning assets and decline in cost of funds was due to a decline in overall market interest rates.

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

         No provision for loan losses was recorded during the three months ended March 31, 1999 or 1998. At March 31, 1999, the allowance for loan losses represented .58% of total loans

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


compared to .59% at December 31, 1998. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

         NONINTEREST INCOME. The Company experienced a $23,000, or 33.3%, increase in noninterest income during the first three months of 1999 compared to the same period in 1998. The increase was primarily due to an increase in service charge income of $12,000 and an increase in gain on sale of securities of $11,000.


         NONINTEREST EXPENSE. Noninterest expense increased $178,000, or 23.2%, primarily due to increases of $41,000 in salaries and benefits expense, $37,000 in occupancy expense and $81,000 in other operating expense. The increase in both salaries and benefits and net occupancy expense were a direct result of the branch offices opened in late 1997 and the two branch offices opened during 1998. The branches are leased facilities located in Phar-Mor stores and have allowed the Company to expand its market area by entering the Youngstown and Boardman markets. Salaries and benefits and net occupancy costs are expected to increase due to the impact of the additions. In addition, a portion of the increases in salary and benefits expense was due to the Employee Stock Ownership Plan put in place when the Company converted from a mutual association to a stock company and the cost of the shares allocated to participants based on this plan. The increase in other expenses includes increased expenses associated with the additional branch offices, increased professional fees as a result of being a public company and increased data processing costs related to Y2K.

         INCOME TAXES. The provision for income taxes totaled $103,000 for the three months ended March 31, 1999 compared to $64,000 for the three months ended March 31, 1998, due to the increase in income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At March 31, 1999, the Association's liquidity ratio was 20.3%.

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


         At December 31, 1998, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $21.8 million, or 16.25%, of total adjusted assets, which is above the required level of $2.0 million, or 1.5%; core capital of $21,799 million, or 16.25%, of adjusted total assets, which is above the required level of $4.0 million, or 4.0%; and risk-based capital of $22.2 million, or 37.95%, of risk-weighted assets, which is above the required level of $4.7 million, or 8.0%.

         The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 1999, cash and cash equivalents totaled $5.0, or 3.5% of total assets.

         The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1999, the Association had $29.9 million in advances outstanding from the FHLB-Cincinnati, and at March 31, 1999, had an additional overall borrowing capacity from the FHLB of $25.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

The Association relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Association's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Association.


YEAR 2000 COMPLIANCE

         As the year 2000 approaches, an important business issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Many existing application software products were designed to accommodate only two-digits. For example, "98" is stored on the system to represent 1998. Accordingly, operating systems upon which the Company relies may recognize "00" as the year 1900 rather than 2000, causing the systems to fail or generate erroneous information. Although there can be no assurance that the Company and its service providers and vendors will be successful in remedying all potential problems, the Company has conducted a comprehensive review of its computer systems and equipment to identify applications that could be affected by the "Year 2000" problem and has implemented a plan designed to ensure that all software used in connection with the Company's business will manage and manipulate data involving the transition with data from 1999 to 2000 without functional or data abnormality and without inaccurate results related to such data. Pursuant to the plan, the Company has developed and implemented testing strategies and plans for testing internal mission critical systems and testing mission critical systems of service providers and vendors. Pursuant to the plan, the

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Company also proposes to identify material customers and evaluate Year 2000 risks that may be associated with them.

         The Company's mission critical data processing is performed under agreements with FISERV, Inc. ("FISERV"), a nationwide financial service bureau which performs loan processing, savings deposit processing, and other financial services. Consequently, the Company is very dependent on this service bureau to conduct its business. The Company has already contacted FISERV, as well as each of its other service providers to request schedules for year 2000 compliance and expected costs, if any, to be passed along to the Company. The Company believes that FISERV has completed its remediation efforts and is engaged in the testing phase of its Year 2000 plan. However, the Company has not received written assurances by FISERV that it is Year 2000 compliant. As a member of FISERV's client advisory group, the Company participated in the group testing of the FISERV systems that was completed prior to December 31, 1998. The Company completed individual testing with FISERV during the first quarter of 1999. The Company's other service providers, which interface with FISERV, also completed their testing for Year 2000 compliance. The Company's in-house computers play a less critical role in the Company's operations and have been upgraded for Year 2000 compliance. Testing of these systems was completed by December 31, 1998. The Company believes that its costs related to Year 2000 will be approximately $70,000, in addition to any increased costs passed through as higher fees charged by service providers, which costs are not yet determined. Management does not expect these costs to have a significant impact on the Company's financial position or results of operations. However, there can be no assurance that all service providers' systems will be Year 2000 compliant, consequently, the Company could incur incremental costs to convert to another service provider.

         In addition to possible expense related to its own systems, the Company could incur losses if year-2000 issues adversely affect the Company's depositors or borrowers. Such problems could include delayed loan payments due to year-2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's market area. The Company has determined that Year 2000 non-compliance by any individual loan customer would have no material impact on the Company. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect any significant or prolonged year-2000 related difficulties arising from its customers that will affect the earnings or cash flows. The risks associated with the Year 2000 issue, however, could go beyond the Company's own ability to solve Year 2000 problems. Should suppliers of critical services fail in their efforts to be Year 2000 compliant, it could have significant adverse financial results for the Company. Accordingly, the Company is developing Year 2000 remediation contingency plans for mission-critical systems. (These plans would likely involve replacement of service providers and alternatives to the Company's established plan. The Company has completed the majority of testing as of March 31, 1999 as stated in previous paragraphs. The Company will continue to develop their contingency plan over the next quarter based on the results from their testing.)

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


         The above discussion contains certain forward-looking statements. The discussion is based on the Company's current estimates that are subject to uncertainties that could cause the implementation of the schedule, the costs and the results contemplated by the plan to differ materially from the Company's expectation. Such uncertainties include, but are not limited to, the continued progress and eventual success of service providers and other persons on which the Company and it customers depend.

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 1999
                           PART II - OTHER INFORMATION


Item  1  Legal Proceedings.
               Neither the Company nor its banking subsidiary, Central Federal Savings and Loan Association of Wellsville, is a party to any material legal proceedings at this time. From time to time the Company and its banking subsidiary are involved in various claims and legal actions arising in the ordinary course of business.

Item  2  Changes in Securities and Use of Proceeds.

               The following information is provided in connection with the Company's sale of its common stock as part of the Association's conversion.

               a. The effective date of the Registration Statement on Form SB-2 (File No. 333-64089) was November 12, 1998.

               b. The offering was consummated on December 30, 1998 with the sale of all securities registered pursuant to the Registration Statement. Sandler O'Neill & Partners, L.P., acted as marketing agent for the offering.

               c. The class of securities registered was common stock, par value $.01 per share. The aggregate amount of such securities registered was 1,938,871 shares which represented an aggregate amount of $19,388,710.

               d. The expenses incurred in connection with the conversion and offering was $774,000, including expenses paid to or for underwriters of $214,000, attorney and accounting fees of $360,000 and other expenses of $200,000. The net proceeds resulting from the offering after deducting expenses was $18,615,000.

               e. The net proceeds are invested in capital stock of the subsidiary savings and loans and investment securities.

Item 3  Defaults Upon Senior Securities.
               None

Item 4.  Submission of Matters to a Vote of Security Holders.
               None

Item 5.  Other Information.
               None

Item 6 Exhibits and Reports on Form 8-K.

(a)      Exhibits

                          GRAND CENTRAL FINANCIAL CORP.
                          Quarter ended March 31, 1999
                           PART II - OTHER INFORMATION


3.1      Certificate of Incorporation of Grand Central Financial Corp. (1)
3.2      Bylaws of Grand Central Financial Corp. (1)
16.1     Letter re: change in Certifying Accountant (2)
21.0 Subsidiaries Information Incorporated Herein by Reference to Part 1 - Subsidiary Activity
27.0     Financial Data Schedule

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.
(2) Incorporated by reference into this document from Current Report on Form 8-K, filed by the Company on January 15, 1999 and amended on January 26, 1999.

(b)      Reports on Form 8-K


         The Company filed a report on Form 8-K on January 15, 1999 and amended it on January 26, 1999, reporting under Item 4 a change in the Company's independent accountants.

On January 11, 1999, the registrant changed independent auditors by replacing Robb, Dixon, Francis, Davis, Oneson & Company, with Crowe, Chizek and Company LLP. Robb, Dixon, Francis, Davis, Oneson & Company's reports on the financial statements for the past two years contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Also, there were no disagreements with Robb, Dixon, Francis, Davis, Oneson & Company on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or procedure or accounting principle.

                          GRAND CENTRAL FINANCIAL CORP.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                           GRAND CENTRAL FINANCIAL CORP.




Dated:  May 17, 1999       By:    /s/ William R. Williams
                                  -----------------------------------
                                  William R. Williams
                                  President and Chief Executive Officer
                                  (principal executive officer)



Dated:  May 17, 1999       By:    /s/ John A. Rife
                                  -----------------------------------
                                  John A. Rife
                                  Executive Vice President and Treasurer
                                  (principal accounting and financial officer)