Form 10QSB
period 1999-06-30
GRAND CENTRAL FINANCIAL CORP
filed 1999-08-13
CIK 1070680

                          GRAND CENTRAL FINANCIAL CORP.

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                    For the quarterly period ended June 30, 1999

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                  For the transition period from ____________ to____________

                         Commission File Number 0-25045

                          GRAND CENTRAL FINANCIAL CORP.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

Delaware                                        34-1877137
--------                                        ----------
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization)                  Identification No.)

                     601 Main Street, Wellsville, Ohio 43968
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (330) 532-1517
                                 --------------
                           (Issuer's telephone number)

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

             Class:                                Outstanding at July 31, 1999
Common stock, $0.01 par value                      1,938,871 common shares

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 1999
                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                                                         PAGE
                                                                                                         ----
ITEM 1 - Financial Statements

      Consolidated Balance Sheets as of June 30, 1999 and
      December 31, 1998 ..............................................................................      3

      Consolidated Statements of Income for the three and six months ended
      June 30, 1999 and 1998..........................................................................      4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the six months ended June 30, 1999..........................................................      5

      Consolidated Statements of Comprehensive Income for the six months
      ended June 30, 1999 and 1998 ...................................................................      6

      Condensed Consolidated Statements of Cash Flows for the six months
      ended June 30, 1999 and 1998....................................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


ITEM 2 - Management's Discussion and Analysis or Plan of Operation....................................     13


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................................................     20
Item 2.  Changes in Securities and Use of Proceeds....................................................     20
Item 3.  Defaults Upon Senior Securities..............................................................     20
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     20
Item 5.  Other Information............................................................................     20
Item 6.  Exhibits and Reports on Form 8-K.............................................................     20

SIGNATURES ...........................................................................................     21


                       PART 1. FINANCIAL INFORMATION
                 GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                         (Unaudited) (In thousands)
-------------------------------------------------------------------------------



                                                                                June 30,          December 31,
                                                                                 1999                 1998
                                                                             -----------          ------------
ASSETS
     Cash and amounts due from depository institutions                       $     4,172          $     1,372
     Interest-bearing deposits in other banks                                      4,680               24,654
                                                                             ------------          -----------
         Total cash and cash equivalents                                           8,852               26,026

     Securities available-for-sale                                                 4,326                5,149
     Securities held-to-maturity (estimated fair value
         of $57,296 in 1999 and $32,963 in 1998)                                  58,702               32,629
     Loans held for sale                                                            --                  1,152
     Loans, net                                                                   65,695               62,949
     Federal Home Loan Bank, at cost                                               2,794                2,699
     Premises and equipment, net                                                   2,118                2,139
     Accrued interest receivable                                                   1,011                  571
     Other assets                                                                    293                  122
                                                                             -----------          -----------

              Total assets                                                   $   143,791          $   133,436
                                                                             -----------          -----------
                                                                             -----------          -----------

LIABILITIES
     Deposits
         Non-interest bearing                                                $     6,435          $     5,471
         Interest bearing                                                         75,416               79,167
                                                                             -----------          -----------
              Total deposits                                                      81,851               84,638
     Federal Home Loan Bank Advances                                              29,158               16,029
     Advance payments by borrowers for taxes and insurance                           519                  776
     Cash dividends payable                                                           97                   --
     Accrued interest payable                                                        133                   89
     Other liabilities                                                                68                  131
                                                                             -----------          -----------
         Total liabilities                                                       111,826              101,663
                                                                             -----------          -----------


SHAREHOLDERS' EQUITY
     Preferred stock, $.01 par value, authorized
       1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                            19                   19
     Additional paid-in capital                                                   18,575               18,720
     Retained earnings, substantially restricted                                  14,627               14,330
     Obligation under employee stock ownership plan                               (1,285)              (1,339)
     Accumulated other comprehensive income                                           29                   43
                                                                             -----------          -----------
         Total shareholders' equity                                               31,965               31,773
                                                                             -----------          -----------

              Total liabilities and shareholders' equity                     $   143,791          $   133,436
                                                                             -----------          -----------
                                                                             -----------          -----------


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited) (In thousands, except per share amount)
-------------------------------------------------------------------------------



                                                     Three months ended                   Six months ended
                                                          June 30,                            June 30,
                                                   ---------------------             ----------------------
                                                   1999             1998             1999              1998
                                                   ----             ----             ----              ----
INTEREST INCOME
     Loans, including fees                       $  1,294        $  1,223           $  2,591        $   2,434
     Interest on securities:
         Taxable                                    1,015             959              1,892            1,905
         Non-taxable                                    2               5                  5                9
     Interest-bearing deposits in banks                27              17                124               64
                                                 --------        --------          ---------        ---------
         Total interest income                      2,338           2,204              4,612            4,412

INTEREST EXPENSE
     Deposits                                         800             860              1,617            1,718
     FHLB borrowings                                  393             417                676              818
                                                 --------        --------          ---------        ---------
     Total interest expense                         1,193           1,277              2,293            2,536

NET INTEREST INCOME                                 1,145             927              2,319            1,876

Provision for loan losses                              --             150                 --              150
                                                 --------        --------          ---------        ---------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                         1,145             777              2,319            1,726

NON-INTEREST INCOME
     Service charges                                    7              48                 56               85
     Gain on sale of loans                             --              12                 12               33
     Gain (loss) on sale of securities                 16               4                 27                4
     Other income                                      47              29                 67               40
                                                 --------        --------          ---------        ---------
         Total non-interest income                     70              93                162              162

NON-INTEREST EXPENSE
     Salaries and employee benefits                   451             434                897              839
     Net occupancy expense                            134             133                265              227
     Data processing expense                           37              35                 79               69
     FDIC assessments                                  13              12                 25               24
     Franchise taxes                                   49              58                113              111
     Other expenses                                   314             254                563              422
                                                 --------        --------          ---------        ---------
         Total non-interest expense                   998             926              1,942            1,692

Income before income taxes                            217             (56)               539              196
Income tax expense                                     42              19                145               45
                                                 --------        --------          ---------        ---------
Net income                                       $    175        $    (37)         $     394        $     151
                                                 --------        --------          ---------        ---------
                                                 --------        --------          ---------        ---------
Basic and diluted earnings
   per share                                     $   0.10             N/A          $    0.22              N/A

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                           (Unaudited) (In thousands)

-------------------------------------------------------------------------------


                                                                                                      Accumulated
                                                        Additional                     Obligation     Other           Total
                                      Common            Paid in           Retained     Under          Comprehensive   Shareholders
                                      Stock             Capital           Earnings     ESOP           Income          Equity
                                      -----             -----------       --------     ----------     -------------   ------------
Balances at January 1, 1999           $  19              $ 18,720         $ 14,330     $ (1,339)           $ 43         $ 31,773

Employee stock ownership plan
  obligation                                                                                 54                               54

Stock issuance costs                                         (145)                                                          (145)

Cash dividends declared ($.05) per share                                       (97)                                          (97)

Comprehensive income:

Net income                                                                     394                                           394

Change in unrealized
  gain (loss) on securities
  available-for-sale, net of tax                                                                            (14)             (14)
                                                                                                                        --------

     Total Comprehensive Income                                                                                             380
                                      ------             --------         --------     ---------           ----         --------
Balances at June 30, 1999             $   19             $ 18,575         $ 14,627     $ (1,285)           $ 29         $ 31,965
                                      ------             --------         --------     ---------           ----         --------
                                      ------             --------         --------     ---------           ----         --------


-------------------------------------------------------------------------------
                                                                             5

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                           (Unaudited) (In thousands)

-------------------------------------------------------------------------------



                                                      Six Months Ended
                                                          June 30,
                                                   -----------------------
                                                   1999               1998
                                                   ----               ----
NET INCOME                                        $ 394              $ 151

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                      13                 19

   Less:  Reclassified adjustment for
          accumulated gains included
          in net income                             (27)                (4)
                                                  -----              -----
   Unrealized gains (losses) on
      securities                                    (14)                15
                                                  -----              -----


COMPREHENSIVE INCOME                             $  380             $  166
                                                  -----              -----
                                                  -----              -----

-------------------------------------------------------------------------------

                                                                             6
          See accompanying notes to consolidated financial statements.

               GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited) (In thousands)
-------------------------------------------------------------------------------


                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      -----------------------
                                                                                      1999               1998
                                                                                      ----               ----
NET CASH FROM OPERATING ACTIVITIES                                                 $     785          $    988

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                      (890)           (1,929)
         Proceeds from sales                                                             366               184
         Proceeds from maturities and payments                                         1,329             3,460
     Securities held to maturity
         Purchases                                                                   (47,057)           (8,243)
         Proceeds from maturities and payments                                        20,984             4,179
     Net change in loans                                                              (2,657)           (3,746)
     Purchase of FHLB stock                                                               --               (91)
     Purchases of premises and equipment                                                (119)             (458)
                                                                                   ---------          --------
         Net cash from investing activities                                          (28,044)           (6,644)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                           (2,787)            1,926
     Net change in escrow accounts                                                      (257)             (202)
     Net decrease in short-term borrowings                                                --            (5,500)
     Proceeds from long-term FHLB advances                                            14,700             8,500
     Repayment of long-term FHLB advances                                             (1,571)           (1,481)
                                                                                   ---------          --------
         Net cash from financing activities                                           10,085             3,243

NET DECREASE IN CASH AND CASH EQUIVALENTS                                            (17,174)           (2,413)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                      26,026             5,846
                                                                                   ---------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $   8,852          $  3,433
                                                                                   ---------          --------
                                                                                   ---------          --------

SUPPLEMENTAL DISCLOSURES
  Cash paid during the period for:
         Interest                                                                  $   2,249          $  2,540
         Income taxes                                                                    145               160
         Transfer to REO                                                                   0                 4

-------------------------------------------------------------------------------

                                                                             7
          See accompanying notes to consolidated financial statements.

               GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, amounts in thousand.

BASIS OF PRESENTATION: These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at June 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the three and six month periods ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 1998, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

-------------------------------------------------------------------------------

                                                                             8
                               (Continued)

               GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

--------------------------------------------------------------------------------


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

-------------------------------------------------------------------------------

                                                                             9
                               (Continued)

               GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

EARNINGS PER SHARE:
Basic earnings per common share for the three and six months ended June 30, 1999 was based on earnings for the three and six months then ended, divided by the weighted average number of common shares outstanding for the period. The Company had no dilutive securities at June 30, 1999. The weighted average shares outstanding were 1,807,681 for the six months ended June 30, 1999. Earnings per share information for 1998 is not meaningful since the mutual to stock conversion was not consummated until December 30, 1998.

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                      June 30, 1999
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                             ---------        ----------         -----------          ----------
                                                                     (In thousands)
AVAILABLE FOR SALE:
Municipal securities                         $     125           $   3                                  $    128
Fannie Mae stock                                    66                             $     (1)                  65
Mortgage-backed securities:
     Freddie Mac                                   302                1                  (4)                 299
     Fannie Mae                                  1,595               23                                    1,618
     Ginnie Mae                                  2,191               25                                    2,216
                                              --------           ------            --------             --------
       Total                                  $  4,279           $   52            $     (5)            $  4,326
                                              --------           ------            --------             --------
                                              --------           ------            --------             --------

HELD TO MATURITY:
U.S. government and federal
  agencies                                    $ 14,293                             $   (309)            $ 13,984
Corporate notes
Mortgage-backed securities:
     Freddie Mac                                20,357           $  82                 (599)              19,840
     Fannie Mae                                  8,152              13                 (267)               7,898
     CMO's                                      15,900                                 (326)              15,574
                                              --------           ------            --------             --------
       Total                                  $ 58,702           $   95            $ (1,501)            $ 57,296
                                              --------           ------            --------             --------
                                              --------           ------            --------             --------

-------------------------------------------------------------------------------

                                                                             10
                                (Continued)

               GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)




                                                                   December  31, 1998
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized              Fair
                                               Cost             Gains               Loss                Value
                                             ---------        ----------         ----------           ---------
                                                                    (In thousands)
AVAILABLE FOR SALE:
Municipal securities                         $    175           $   4                                 $    179
Mortgage-backed securities:
     Freddie Mac                                  342               1                                      343
     Fannie Mae                                 2,056              30                                    2,086
     Ginnie Mae                                 2,508              33                                    2,541
                                             --------           -----             -----               --------
       Total                                 $  5,081           $  68                                 $  5,149
                                             --------           -----             -----               --------
                                             --------           -----             -----               --------

HELD TO MATURITY:
U.S. government and federal
  agencies                                   $    998           $   8             $                   $  1,006
Corporate notes                                 1,494                                (6)                 1,488
Mortgage-backed securities:
     Freddie Mac                               17,019             312                                   17,331
     Fannie Mae                                 4,078              78                (9)                 4,147
     CMO's                                      9,040                               (49)                 8,991
                                             --------           -----             -----               --------
       Total                                 $ 32,629           $ 398             $ (64)              $ 32,963
                                             --------           -----             -----               --------
                                             --------           -----             -----               --------

NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                                        June 30,                       December 31,
                                                                          1999                            1998
                                                                          ----                            -----
                                                                                   (In thousands)
Loans secured by real estate:
     Construction loans on single family residences                     $  1,333                        $    735
     Single family                                                        45,156                          45,441
     Multi-family and commercial                                           1,206                           1,150
Commercial loans                                                             269                             263
Consumer loans                                                            18,106                          15,739
                                                                        --------                        --------
                                                                          66,070                          63,328

Allowance for loan losses                                                   (375)                           (379)
                                                                        --------                        --------

     Total                                                              $ 65,695                        $ 62,949
                                                                        --------                        --------
                                                                        --------                        --------

-------------------------------------------------------------------------------

                                                                             11
                                 (Continued)

               GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

An analysis of the allowance for loan losses is as follows:


                                                                                      Six months ended
                                                                                          June 30,
                                                                            1999                          1998
                                                                            ----                          ----
                                                                                      (In thousands)

Balance, beginning of period                                               $ 379                         $ 231
Loans charged off                                                             (7)                           (7)
Recoveries                                                                     3                             1
Provision for losses                                                          --                           150
                                                                           -----                         ------

Balance, end of period                                                     $ 375                         $  375
                                                                           -----                         ------
                                                                           -----                         ------

-------------------------------------------------------------------------------

                                 (Continued)

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------


The following discussion compares the financial condition of Grand Central Financial Corp. ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association"), at June 30, 1999 to December 31, 1998 and the results of operations for the three months ended June 30, 1999 and 1998 and the six months ended June 30, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

-------------------------------------------------------------------------------

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 AND DECEMBER 31, 1998

     Total assets of the Company were $143.8 million at June 30, 1999, compared to $133.4 million at December 31, 1998, representing an increase of $10.4 million, or 7.76%. The primary component in the increase in total assets was a $25.3 million increase in total securities (including securities available for sale and held to maturity) which was partially offset by a decrease in cash and cash equivalents of

-------------------------------------------------------------------------------

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

$20.0 million. The increase in assets was primarily funded by $17.2 million net proceeds from the conversion from a mutual association to a stock company and an increase of $13.1 million in FHLB advances. The increase in securities was primarily due to management moving the conversion proceeds from cash and cash equivalents to the securities portfolio and the use of FHLB advances to fund securities purchases through an arbitrage transaction. Management entered into the arbitrage transaction in order to better leverage the new capital and enhance earnings. The Company plans to utilize the proceeds from the conversion to fund loan growth as loan demand allows. In the short term, the proceeds will continue to be invested in the securities portfolio. The majority of securities purchased with the proceeds from the offering mature within one year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND JUNE 30, 1998

     GENERAL. Net income for the three months ended June 30, 1999 increased by $212,000 or 16.5% from ($37,000) for the three months ended June 30, 1998 to $175,000 for the three months ended June 30, 1999. Net income for the six months ended June 30, 1999 of $394,000 was an increase of $243,000 or 160.93%, from the net income of $151,000 for the six months ended June 30, 1998. The increase was primarily due to the increase in net interest income and non-interest income which was partially offset by an increase in non-interest expense and tax expense.

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

     Net interest income increased approximately $218,000, or 23.5%, for the three months ended June 30, 1999 and $593,000, or 23.6%, for the six months ended June 30, 1999. The primary reason for the increase in net interest income was a decrease in interest expense of $84,000, or 6.6% and an increase in interest income of $134,000, or 6.1% for the three months ended June 30, 1999 compared to the comparable period in 1998. Interest expense decreased $243,000, or 9.6%, and interest income increased $200,000, or 4.5%, for the six months ended June 30, 1999 compared to the comparable period in 1998. The decrease in interest expense was due to a decline in the cost of funds. The increase in interest income was due to an increase in average earning assets which was partially offset by a decline in the yield on earning assets. The decline in the yield on earning assets and decline in cost of funds was due to a decline in overall market interest rates.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as past experience, prevailing general economic conditions and considerations applicable

-------------------------------------------------------------------------------

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio.

     No provision for loan losses was recorded during the three or six months ended June 30, 1999. The provision for loan losses recorded during both the three and six months ended June 30, 1998 totaled $150,000. The higher provision during 1998 was due to a $50,000 allocation recorded on a commercial loan taken during 1998 in addition to other factors including a nationwide increase in consumer bankruptcies and a strike at a large local employer going on at that time. The strike was subsequently settled and the workers affected by the layoffs have returned to work. In addition, while management feels it is appropriate to continue to maintain a higher than historical allowance based on local economic conditions and national trends indicated increased consumer bankruptcies, the Company did not experience an increase in loan charge-off's during the six months ended June 30, 1999 compared to the six months ended June 30, 1998. At June 30, 1999, the allowance for loan losses represented .57% of total loans compared to .59% at December 31, 1998. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

     NON-INTEREST INCOME. Non-interest income for both the six months ended June 30, 1999 and 1998 totaled $162,000. The Company experienced a $23,000, or 24.7%, decrease in non-interest income during the three months ended June 30, 1999 compared to the comparable period in 1998.

     NON-INTEREST EXPENSE. Noninterest expense increased $72,000, or 7.8%, for the quarter ended June 30, 1999 and $250,000, or 14.8%, for the six months ended June 30, 1999 compared to the similar periods in 1998. The increase was primarily due to an increase in salaries and employee benefits, occupancy costs and other non-interest expenses. Salaries and benefits increase $17,000 or 3.9%, for the three months ended June 30, 1999 and $58,000, or 6.9%, for the six months ended June 30, 1999, compared to the comparable periods in 1998. The increase in salaries and benefits and the increase in net occupancy expense were due in part to the two branch offices opened during 1998. In addition, a portion of the increases in salary and benefits expense was due to the Employee Stock Ownership Plan put in place when the Company converted from a mutual association to a stock company and the cost of the shares allocated to participants based on this plan. The increase in other expenses includes increased expenses associated with the additional branch offices, increased professional fees as a result of being a public company and increased data processing costs related to Y2K.

     INCOME TAXES. The provision for income taxes totaled $145,000 for the six months ended June 30, 1999 compared to $45,000 for the six months ended June 30, 1998, due to the increase in income before income taxes.

-------------------------------------------------------------------------------

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At June 30, 1999, the Association's liquidity ratio was 18.6%.

     At June 30, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $22.0 million, or 16.22%, of total adjusted assets, which exceeds the required level of $2.0 million, or 1.5%; core capital of $22.0 million, or 16.22%, of total adjusted assets, which is above the required level of $5.4 million, or 4.0%; and risk-based capital of $22.3 million, or 36.85%, of risk-weighted assets, which is above the required level of $4.8 million, or 8.0%.

     The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 1999, cash and cash equivalents totaled $8.9, or 6.2% of total assets.

     The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1999, the Association had $29.2 million in advances outstanding from the FHLB-Cincinnati, and at June, 1999, had an additional overall borrowing capacity from the FHLB of $26.7 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

-------------------------------------------------------------------------------

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

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

     The Company's mission critical data processing is performed under agreements with FISERV, Inc. ("FISERV"), a nationwide financial service bureau which performs loan processing, savings deposit processing, and other financial services. Consequently, the Company is very dependent on this service bureau to conduct its business. The Company has contacted FISERV, as well as each of its other service providers to request schedules for Year 2000 compliance and expected costs, if any, to be passed along to the Company. The Company believes that FISERV has completed its remediation efforts and is engaged in the testing phase of its Year 2000 plan. The Company has received assurances by FISERV that it is Year 2000 compliant. As a member of FISERV's client advisory group, the Company participated in the group testing of the FISERV systems that was completed prior to December 31, 1998. The Company completed individual testing with FISERV during the first six months of 1999. The Company's other service providers, which interface with FISERV, also completed their testing for Year 2000 compliance. The Company's in-house computers play a less critical role in the Company's operations and have been upgraded for Year 2000 compliance. Testing of these systems was completed by December 31, 1998. The Company believes that its costs related to Year 2000 will be approximately $70,000, in addition to any increased costs passed through as higher fees charged by service providers, which costs are not yet determined. Management does not expect these costs to have a significant impact on the Company's financial position or results of operations. However, there can be no assurance that all service providers' systems will be Year 2000 compliant, consequently, the Company could incur incremental costs to convert to another service provider.

-------------------------------------------------------------------------------

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

     In addition to possible expense related to its own systems, the Company could incur losses if Year 2000 issues adversely affect the Company's depositors or borrowers. Such problems could include delayed loan payments due to year-2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's market area. The Company has determined that Year 2000 non-compliance by any individual loan customer would have no material impact on the Company. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect any significant or prolonged year-2000 related difficulties arising from its customers that will affect the earnings or cash flows. The risks associated with the Year 2000 issue, however, could go beyond the Company's own ability to solve Year 2000 problems. Should suppliers of critical services fail in their efforts to be Year 2000 compliant, it could have significant adverse financial results for the Company. Accordingly, the Company is developing Year 2000 remediation contingency plans for mission-critical systems. These plans would likely involve replacement of service providers and alternatives to the Company's established plan. The Company has completed the majority of testing as of June 30, 1999 as stated in previous paragraphs. The Company will continue to develop their contingency plan over the next quarter based on the results from their testing.

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

-------------------------------------------------------------------------------

                   GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                                    FORM 10-QSB
                           Quarter ended June 30, 1999
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Item 1. Legal Proceedings.

         Neither the Company nor its banking subsidiary, Central Federal Savings and Loan Association of Wellsville, is a party to any material legal proceedings at this time. From time to time the Company and its banking subsidiary are involved in various claims and legal actions arising in the ordinary course of business.

Item 2.  Changes in Securities and Use of Proceeds.
          None

Item 3.  Defaults Upon Senior Securities.
          None

Item 4.  Submission of Matters to a Vote of Security Holders.
          None

Item 5.  Other Information.
          None

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.1    Certificate of Incorporation of Grand Central
                 Financial Corp.(1)
          3.2    Bylaws of Grand Central Financial Corp. (1)
          21.0 Subsidiaries Information Incorporated Herein by Reference to Part 1 - Subsidiary Activity
          27.0   Financial Data Schedule
          --------------------------
          (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.

(b)       Reports on Form 8-K.

          The Company filed a Current Report on Form 8-K on June 21, 1999, reporting the declaration of its first cash dividend payable on July 9, 1999 under Item 5.

-------------------------------------------------------------------------------

                   GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                                    Form 10-QSB
                            Quarter ended June 30, 1999
                            PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                        GRAND CENTRAL FINANCIAL CORP.




Dated:  August 12, 1999         By:      /s/ William R. Williams
                                       --------------------------------------
                                        William R. Williams
                                         President and Chief Executive
                                           Officer (principal executive
                                           officer)



Dated:  August 12, 1999         By:    /s/   John A. Rife
                                       ---------------------------------------
                                        John A. Rife
                                         Executive Vice President and
                                           Treasurer (principal accounting and
                                           financial officer)



-------------------------------------------------------------------------------