Form 10KSB/A
period 1998-12-31
GRAND CENTRAL FINANCIAL CORP
filed 1999-08-24
CIK 1070680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 1998


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25945

                          GRAND CENTRAL FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Delaware                                       34-1877137
----------------------------------------------        --------------------------
(State or other jurisdiction of incorporation             (I.R.S. Employer
or organization)                                         Identification No.)

601 Main Street, Wellsville, Ohio                           43968
-----------------------------------------------       ------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number:                              (330) 532-1517
                                                      -------------------

Securities registered under Section 12(g)             Common Stock, par
of the Exchange Act:                                  value $.01 per share
                                                      -----------------------
                                                        (Title of Class)

      The Form 10-KSB for the Fiscal Year Ended December 31, 1998 is being amended by this Form 10-KSB/A to add the report of the independent auditor dated March 18, 1998 covering the 1996 and 1997 financial statements.
That report is provided herein as Exhibit 99.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            Grand Central Financial Corp.


                            /s/ William R. Williams
                                ------------------------------------------------
                                William R. Williams
                                President, Chief Executive Officer and Director

      In accordance with the requirements of the Securities Act of 1933, this Registration Statement was signed by the following persons in the capacities and on the dates stated.

    Name                        Title                               Date
    ----                        -----                               ----


/s/ William R. Williams         President, Chief Executive      August 24, 1999
--------------------------      Officer and Director
William R. Williams             (principal executive
                                officer)



/s/ John A. Rife                Executive Vice President        August 24, 1999
---------------------------     and Treasurer
John A. Rife                    (principal accounting and
                                financial officer)


          *                     Chairman of the Board           August 24, 1999
---------------------------
Gerry W. Grace


          *                      Director                       August 24, 1999
----------------------------
Jeffrey W. Aldrich


          *                      Director                       August 24, 1999
----------------------------
Thomas P. Ash


           *                     Director                       August 24, 1999
----------------------------
Fred C. Jackson

------------------
*Pursuant to Power of Attorney filed on September 23, 1998, as Exhibit 24.1 to the Registration Statement on Form SB-2 for Grand Central Financial Corp.

/s/ William R. Williams                                         August 24, 1999
---------------------------
William R. William
President, Chief Executive Officer
 and Director