Form 10QSB
period 1999-09-30
GRAND CENTRAL FINANCIAL CORP
filed 1999-11-15
CIK 1070680

                          GRAND CENTRAL FINANCIAL CORP.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________________ to _________________

                         Commission File Number 0-25045

                          GRAND CENTRAL FINANCIAL CORP.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                      34-1877137
         --------                                      ----------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

                     601 Main Street, Wellsville, Ohio 43968
                     ---------------------------------------
                    (Address of principal executive offices)

                                 (330) 532-1517
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.
Yes /X/   No / /

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           Class:                        Outstanding at October 31, 1999
Common stock, $0.01 par value            1,841,927 common shares

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999
                                      INDEX

PART I.           FINANCIAL INFORMATION                                                                 PAGE
  ITEM 1 - Financial Statements...............................................................            3

           Consolidated Balance Sheets as of September 30, 1999 and
           December 31, 1998..................................................................            3

           Consolidated Statements of Income for the three months ended
           September 30, 1999 and 1998........................................................            4

           Consolidated Statements of Comprehensive Income for the
           Nine Months Ended September 30, 1999 and 1998......................................            5

           Condensed Consolidated Statements of Cash Flows for the nine months
           ended September 30, 1999 and 1998..................................................            6

           Notes to Consolidated Financial Statements.........................................            7

  ITEM 2 - Management's Discussion and Analysis or Plan of Operation..........................           12


PART II.          OTHER INFORMATION

  ITEM 1.  Legal Proceedings..................................................................           19

  ITEM 2.  Changes in Securities and Use of Proceeds..........................................           19

  ITEM 3.  Defaults Upon Senior Securities....................................................           19

  ITEM 4.  Submission of Matters to a Vote of Security Holders................................           19

  ITEM 5.  Other Information..................................................................           19

  ITEM 6.  Exhibits and Reports on Form 8-K...................................................           19

SIGNATURES

                          PART I. FINANCIAL INFORMATION
                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                 (UNAUDITED, IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                1999          1998
                                                            -------------  ------------
ASSETS

   Cash and amounts due from depository institutions ...     $   2,610      $   1,372
   Interest-bearing deposits in other banks ............         2,163         24,654
                                                             ---------      ---------
      Total cash and cash equivalents ..................         4,773         26,026

   Securities available for sale .......................         4,650          5,149
   Securities held to maturity (estimated fair value
      of $54,788 in 1999 and $32,963 in 1998) ..........        56,376         32,629
   Loans held for sale .................................           149          1,152
   Loans, net ..........................................        68,372         62,949
   Federal Home Loan Bank, at cost .....................         2,842          2,699
   Premises and equipment, net .........................         2,054          2,139
   Accrued interest receivable .........................           867            571
   Other assets ........................................           264            122
                                                             ---------      ---------
         Total assets ..................................     $ 140,347      $ 133,436
                                                             =========      =========

LIABILITIES
   Deposits:

      Noninterest bearing ..............................     $   2,235      $   5,471
      Interest bearing .................................        74,950         79,167
                                                             ---------      ---------
         Total deposits ................................        77,185         84,638
   Federal Home Loan Bank Advances .....................        32,497         16,029
   Advance payments by borrowers for taxes and insurance           390            776
   Cash dividends payable ..............................            97           --
   Accrued interest payable ............................            95             89
   Other liabilities ...................................           270            131
                                                             ---------      ---------
         Total liabilities .............................       110,534        101,663
                                                             ---------      ---------

SHAREHOLDERS' EQUITY

   Preferred stock, $.01 par value, authorized
      1,000,000 shares, no shares issued and outstanding

   Common stock, $.01 par value, 6,000,000 shares
      authorized, 1,938,871 shares issued ..............            19             19
   Additional paid-in capital ..........................        18,575         18,720
   Retained earnings, substantially restricted .........        14,718         14,330
   Treasury stock (96,944 shares at September 30, 1999)         (1,285)
   Obligation under employee stock ownership plan ......        (1,258)        (1,339)
   Unearned recognition and retention plan .............          (985)
                                                             ---------
   Accumulated other comprehensive income ..............            29             43
                                                             ---------      ---------
         Total shareholders' equity ....................        29,813         31,773
                                                             ---------      ---------

         Total liabilities and shareholders' equity ....     $ 140,347      $ 133,436
                                                             =========      =========


       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 3

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                (UNAUDITED, IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     THREE MONTHS       NINE MONTHS ENDED
                                                                                   ENDED SEPTEMBER 30,      SEPTEMBER 30,
                                                                                   -------------------   -----------------
                                                                                    1999        1998      1999       1998
                                                                                    ----        ----      ----       ----
INTEREST INCOME
   Loans, including fees ......................................................     $1,355     $1,266     $3,946     $3,700
   Interest on securities:
      Taxable .................................................................      1,050        934      2,942      2,839
      Non-taxable .............................................................          2          3          7         12
   Interest-bearing deposits in banks .........................................         12         23        136         87
                                                                                    ------     ------     ------     ------
         Total interest income ................................................      2,419      2,226      7,031      6,638

INTEREST EXPENSE

   Deposits ...................................................................        780        874      2,397      2,592
   FHLB borrowings ............................................................        422        387      1,098      1,205
                                                                                    ------     ------     ------     ------
         Total interest expense ...............................................      1,202      1,261      3,495      3,797

Net interest income ...........................................................      1,217        965      3,536      2,841

Provision for loan losses .....................................................       --            4       --          154
                                                                                    ------     ------     ------     ------

Net interest income after provision for
   loan losses ................................................................      1,217        961      3,536      2,687

NONINTEREST INCOME

   Service charges ............................................................         70         67        183        152
   Gain on sale of loans ......................................................       --            6         12         39
   Gain (loss) on sale of securities ..........................................          5          9         32         13
   Other income ...............................................................         10          3         20         43
                                                                                    ------     ------     ------     ------
         Total noninterest income .............................................         85         85        247        247

NONINTEREST EXPENSE

   Salaries and employee benefits .............................................        504        433      1,455      1,272
   Net occupancy expense ......................................................        123        110        388        337
   Data processing expense ....................................................         35         35        114        104
   FDIC assessments ...........................................................         12         12         37         36
   Franchise taxes ............................................................         68         60        181        171
   Other expenses .............................................................        217        161        726        583
                                                                                    ------     ------     ------     ------
         Total noninterest expense ............................................        959        811      2,901      2,503

Income before income taxes ....................................................        343        235        882        431
Income tax expense ............................................................        154         60        299        105
                                                                                    ------     ------     ------     ------
Net income ....................................................................     $  189     $  175     $  583     $  326
                                                                                    ======     ======     ======     ======
Basic and diluted earnings per share ..........................................     $ 0.11        N/A     $ 0.33        N/A

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS     Page 4

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                            (UNAUDITED, IN THOUSANDS)

                                                     THREE MONTHS ENDED
                                                       SEPTEMBER 30,
                                                    -------------------
                                                     1999       1998
                                                    -----       ----
NET INCOME ....................................     $ 583      $ 326

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
   available for sale arising during the period       (14)        38

Less:  Reclassified adjustment for accumulated
            gains included in net income ......      --         --
                                                    -----      -----
Unrealized gains (losses) on securities .......       (14)        38
                                                    -----      -----
Comprehensive income ..........................     $ 569      $ 364
                                                    =====      =====

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 5

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (UNAUDITED, IN THOUSANDS)

                                                                          THREE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                          ------------------
                                                                          1999          1998
                                                                          ----          ----
NET CASH FROM OPERATING ACTIVITIES ................................     $    449      $    440

CASH FLOWS FROM INVESTING ACTIVITIES
   Securities available for sale:

      Purchases ...................................................       (1,407)       (1,929)
      Proceeds from sales .........................................          421           184
      Proceeds from maturities and payments .......................        1,409         4,276
   Securities held to maturity:

      Purchases ...................................................      (48,057)       (8,243)
      Proceeds from maturities and payments .......................       24,320         6,593
   Net change in loans ............................................       (5,410)       (4,447)
   Purchase of FHLB stock .........................................         (143)         (139)
   Purchases of premises and equipment ............................         (119)         (504)
                                                                        --------      --------
      Net cash from investing activities ..........................      (28,986)       (4,209)

CASH FLOWS FROM FINANCING ACTIVITIES

   Net change in deposits .........................................       (7,453)        2,196
   Net change in escrow accounts ..................................         (386)         (109)
   Net decrease in short-term borrowings ..........................         --          (5,500)
   Purchase of treasury stock .....................................       (1,285)         --
   Cash dividends paid ............................................          (60)         --
   Proceeds from long-term FHLB advances ..........................       26,800         8,500
   Repayment of long-term FHLB advances ...........................      (10,332)       (3,849)
                                                                        --------      --------
      Net cash from financing activities ..........................        7,284         1,238

NET DECREASE IN CASH AND CASH EQUIVALENTS .........................      (21,253)       (2,531)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................       26,026         5,846
                                                                        --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................     $  4,773      $  3,315
                                                                        ========      ========

       SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS        Page 6

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, amounts in thousands.

BASIS OF PRESENTATION: These interim consolidated financial statements are prepared without audit and reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at September 30, 1999, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the three and nine month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 1998, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

EARNINGS PER SHARE:

Basic earnings per common share for the three and six months ended September 30, 1999 was based on earnings for the three and six months then ended, divided by the weighted average number of common shares outstanding for the period. Diluted earnings per share shows the dilutive effect of additional common shares issuable under stock options assuming the exercise of stock options less the treasury shares assumed to be purchased from the proceeds using the average market price of the Company's stock for the periods presented.

The basic and diluted weighted average shares were 1,773,121 and 1,704,522 for the three and nine months ended September 30, 1999, respectively. Earnings per share information for 1998 is not meaningful since the mutual to stock conversion was not consummated until December 30, 1998.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2: INVESTMENT AND MORTGAGE-BACKED SECURITIES

     The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                       SEPTEMBER 30, 1999
                                         -----------------------------------------------
                                                      GROSS         GROSS
                                         AMORTIZED  UNREALIZED    UNREALIZED  ESTIMATED
                                           COST       GAINS         LOSS      FAIR VALUE
                                         ---------  ----------    ----------  ----------
                                                         (IN THOUSANDS)
AVAILABLE FOR SALE:

Municipal securities ...............     $   125     $     1      $            $   126
Corporate notes ....................         499                       (1)         498
Mortgage-backed securities:

   Freddie Mac .....................         289                       (1)         288
   Fannie Mae ......................       1,540          30                     1,570
   Ginnie Mae ......................       2,164           8           (4)       2,168
                                         -------     -------      -------      -------
         Total .....................     $ 4,617     $    39      $    (6)     $ 4,650
                                         =======     =======      =======      =======

HELD TO MATURITY:

U.S. government and federal agencies     $21,491     $            $  (394)     $21,097
Corporate notes
Mortgage-backed securities:

   Freddie Mac .....................      19,089          49         (670)      18,468
   Fannie Mae ......................       7,500          10         (293)       7,217
   CMO's ...........................       8,296                     (290)       8,006
                                         -------     -------      -------      -------
         Total .....................     $56,376     $    59      $(1,647)     $54,788
                                         =======     =======      =======      =======

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 2:  INVESTMENT AND MORTGAGE-BACKED SECURITIES (CONTINUED)

                                                       DECEMBER 31, 1998
                                         -----------------------------------------------------
                                                       GROSS           GROSS        ESTIMATED
                                         AMORTIZED   UNREALIZED      UNREALIZED     FAIR
                                           COST        GAINS           LOSS         VALUE
                                         ---------   ----------      ----------     ----------
                                                           (IN THOUSANDS)
AVAILABLE FOR SALE:

Municipal securities ...............     $    175     $      4                    $    179
Mortgage-backed securities:
   Freddie Mac .....................          342            1                         343
   Fannie Mae ......................        2,056           30                       2,086
   Ginnie Mae ......................        2,508           33                       2,541
                                         --------     --------      --------      --------
         Total .....................     $  5,081     $     68                    $  5,149
                                         ========     ========      ========      ========

HELD TO MATURITY:

U.S. government and federal agencies     $    998     $      8      $             $  1,006
Corporate notes ....................        1,494                         (6)        1,488
Mortgage-backed securities:

   Freddie Mac .....................       17,019          312                      17,331
   Fannie Mae ......................        4,078           78            (9)        4,147
   CMO's ...........................        9,040                        (49)        8,991
                                         --------     --------      --------      --------
         Total .....................     $ 32,629     $    398      $    (64)     $ 32,963
                                         ========     ========      ========      ========


NOTE 3:  LOANS RECEIVABLE

     Loans are summarized as follows:

                                                    SEPTEMBER 30,   DECEMBER 31,
                                                       1999            1998
                                                    -------------   ------------
                                                          (IN THOUSANDS)
Loans secured by real estate:

   Construction loans on single family residences     $  1,531      $    735
   Single family ................................       47,698        45,441
   Multi-family and commercial ..................        1,181         1,150
Commercial loans ................................          466           263
Consumer loans ..................................       17,871        15,739
                                                      --------      --------
                                                        68,747        63,328
Allowance for loan losses .......................         (375)         (379)
                                                      --------      --------
         Total ..................................     $ 68,372      $ 62,949
                                                      ========      ========

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 3:  LOANS RECEIVABLE (CONTINUED)

     An analysis of the allowance of loan losses is as follows:

                                  NINE MONTHS ENDED
                                    SEPTEMBER 30,
                                  -----------------
                                  1999       1998
                                  ----       ----
                                   (IN THOUSANDS)
Balance, beginning of period     $ 379      $ 231
Loans charged off ..........        (8)        (7)
Recoveries .................         4          1
Provision for losses .......      --          154
                                 -----      -----
Balance, end of period .....     $ 375      $ 379
                                 =====      =====


NOTE 4 - STOCK OPTION PLAN

     On July 15, 1999 the Compensation Committee of the Board of Directors granted options to purchase 171,497 shares of common stock at an exercise price of $13.25 to certain officers and directors of the Association and Company. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant. No options were exercised during the three months ended September 30, 1999.

NOTE 5 - RECOGNITION AND RETENTION PLAN

     On July 15, 1999, the Recognition and Retention Plan Committee of the Board of Directors awarded 77,554 shares to certain directors and officers of the Association and the Company. No shares had been previously awarded. One-fifth of such shares will be earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant, however, the participant's shares will be deemed to be earned and nonforfeitable upon such date. Compensation expense, which is based upon the cost of the shares, was $49,250 for the three months ended September 30, 1999.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

     The following discussion compares the financial condition of Grand Central Financial Corp. ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association"), at September 30, 1999 to December 31, 1998 and the results of operations for the three months ended September 30, 1999 and 1998 and the nine months ended September 30, 1999 and 1998. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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

     The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. Except as discussed below, the Company is not aware of any current recommendations by its regulators which, if implemented, would have a material effect on the Company.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 AND DECEMBER 31, 1998

     Total assets of the Company were $140.3 million at September 30, 1999, compared to $133.4 million at December 31, 1998, representing an increase of $6.9 million, or 5.2%. The primary component in the increase in total assets was a $23.3 million increase in total securities (including securities available for sale and held to maturity) which was partially offset by a decrease in cash and cash equivalents of $21.3 million. The increase in assets was primarily funded by the $17.2 million net proceeds from the conversion from a mutual association to a stock company and an increase of $16.5 million in FHLB advances. The increase in securities was primarily due to management moving the conversion proceeds from cash and cash equivalents to the securities portfolio and the use of FHLB advances to fund securities purchases through an arbitrage transaction. Management entered into the arbitrage transaction in order to better leverage the new capital and enhance earnings. The Company plans to utilize the proceeds from the conversion to fund loan growth as loan demand allows. In the short term, the proceeds will continue to be invested in the securities portfolio. The majority of securities purchased with the proceeds from the offering mature within one year.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND SEPTEMBER 30, 1998

     GENERAL. Net income for the three months ended September 30, 1999 increased by $14,000 or 8.00% from $175,000 for the three months ended September 30, 1998 to $189,000 for the three months ended September 30, 1999. Net income for the nine months ended September 30, 1999 of $583,000 was an increase of $257,000 or 78.84%, from the net income of $326,000 for the nine months ended September 30, 1998. The increase was primarily due to the increase in net interest income and non-interest income which was partially offset by an increase in non-interest expense and tax expense.

     NET INTEREST INCOME. Net interest income is the largest component of the Company's net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


interest-bearing liabilities. Net interest income is primarily affected by the volume, interest rates and composition of interest-earning assets and interest-bearing liabilities.

     Net interest income increased approximately $252,000, or 26.11%, for the three months ended September 30, 1999 and increased $695,000, or 24.66%, for the nine months ended September 30, 1999, when compared to the corresponding periods in 1998. The primary reason for the increase in net interest income was a decrease in interest expense of $302,000, or 7.95% and an increase in interest income of $393,000, or 5.92% for the nine months ended September 30, 1999 compared to the 1998 period. Interest expense decreased $59,000, or 4.68%, and interest income increased $193,000, or 8.67%, for the three months ended September 30, 1999 compared to the 1998 period. The decrease in interest expense was due to a decline in the cost of funds. The increase in interest income was due to an increase in average earning assets which was partially offset by a decline in the yield on interest earning assets. The decline in the yield on interest earning assets and the decline in cost of funds was due to a decline in overall market interest rates.

     PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, in which it considers factors such as past experience, prevailing general economic conditions and considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio.

     No provision for loan losses was recorded during the three or nine months ended September 30, 1999. The provision for loan losses recorded during both the three and nine months ended September 30, 1998 totaled $4,000 and $154,000, respectively. The higher provision during 1998 was due to a $50,000 allocation recorded on a commercial loan during 1998 in addition to other factors including a nationwide increase in consumer bankruptcies and a strike at a large local employer going on at that time. The strike was subsequently settled and the workers affected by the layoffs have returned to work. In addition, while management feels it is appropriate to continue to maintain a higher than historical allowance based on local economic conditions and national trends indicating increased consumer bankruptcies, the Company did not experience an increase in loan charge-off's during the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. At September 30, 1999, the allowance for loan losses represented .55% of total loans compared to .59% at December 31, 1998. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

     NON-INTEREST INCOME. Non-interest income for both the nine months ended September 30, 1999 and 1998 totaled $247,000, respectively. The Company experienced no change in non-interest income during the three month periods ended September 30, 1998 and September 30, 1999, which was constant at $85,000.

     NON-INTEREST EXPENSE. Noninterest expense increased $148,000, or 18.25%, for the quarter ended September 30, 1999 and $398,000 or 15.90%, for the nine months ended September 30, 1999 compared to the similar periods in 1998. The increase was primarily due to an increase in salaries and employee benefits, occupancy costs and other non-interest expenses. Salaries and benefits increased $71,000, or 16.40%, for the three months ended September 30, 1999 and $183,000, or 14.39%, for the nine months ended September 30, 1999, compared to the related 1998 periods. The increase in salaries and benefits and the increase in net occupancy expense were due in part to the two branch offices opened during 1998. In addition, a portion of the increases in salary and benefits expense was due to the Employee Stock Ownership Plan and Recognition and Retention Plan put in place when the Company converted from a mutual association to a stock company and the cost of the shares allocated to participants based on these plans. The

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


increase in other expenses includes increased expenses associated with the additional branch offices, increased professional fees as a result of being a public company and increased data processing costs related to Y2K.

     INCOME TAXES. The provision for income taxes totaled $299,000 for the nine months ended September 30, 1999 compared to $105,000 for the nine months ended September 30, 1998, due to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At September 30, 1999, the Association's liquidity ratio was 20.5%.

     At September 30, 1999, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $29.8 million, or 20.97%, of total adjusted assets, which exceeds the required level of $2.1 million, or 1.5%; core capital of $29.8 million, or 20.97%, of total adjusted assets, which is above the required level of $5.7 million, or 4.0%; and risk-based capital of $30.2 million, or 49.00%, of risk-weighted assets, which is above the required level of $4.9 million, or 8.0%.

     The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 1999, cash and cash equivalents totaled $4.8 million, or 3.39% of total assets.

     The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1999, the Association had $32.5 million in advances outstanding from the FHLB-Cincinnati, and at September 30, 1999, had an additional overall borrowing capacity from the FHLB of $24.3 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

     The Company's mission critical data processing is performed under agreements with FISERV, Inc. ("FISERV"), a nationwide financial service bureau which performs loan processing, savings deposit processing, and other financial services. Consequently, the Company is very dependent on this service bureau to conduct its business. The Company has contacted FISERV, as well as each of its other service providers to request schedules for Year 2000 compliance and expected costs, if any, to be passed along to the Company. The Company believes that FISERV has completed its remediation efforts. The Company has received assurances by FISERV that it is Year 2000 compliant. As a member of FISERV's client advisory group, the Company participated in the group testing of the FISERV systems that was completed prior to December 31, 1998. The Company completed individual testing with FISERV during the first nine months of 1999. The Company's other service providers, which interface with FISERV, also completed their testing for Year 2000 compliance. The Company's in-house computers play a less critical role in the Company's operations and have been upgraded for Year 2000 compliance. Testing of these systems was completed by December 31, 1998. The Company believes that its costs related to Year 2000 will be approximately $70,000, in addition to any increased costs passed through as higher fees charged by service providers, which costs are not yet determined. Management does not expect these costs to have a significant impact on the Company's financial position or results of operations. However, there can be no assurance that all service providers' systems will be Year 2000 compliant, consequently, the Company could incur incremental costs to convert to another service provider.

     In addition to possible expense related to its own systems, the Company could incur losses if Year 2000 issues adversely affect the Company's depositors or borrowers. Such problems could include delayed loan payments due to year-2000 problems affecting any of the Company's significant borrowers or impairing the payroll systems of large employers in the Company's market area. The Company has determined that Year 2000 non-compliance by any individual loan customer would have no material impact on the Company. Because the Company's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Company does not expect any significant or prolonged year-2000 related difficulties arising from its customers that will affect the earnings or cash flows. The risks associated with the Year 2000 issue, however, could go beyond the Company's own ability to solve Year 2000 problems. Should suppliers of critical services fail in their efforts to be Year 2000 compliant, it could have significant adverse financial results for the Company. Accordingly, the Company had developed Year 2000 remediation contingency plans for mission-critical systems. These plans would likely involve replacement of service providers and alternatives to the Company's established plan. The Company has completed its contingency and business resumption plans and tested those plans in the third quarter. The Company reviewed and finalized their liquidity plans and will implement them during the fourth quarter of 1999.

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

RECENT LEGISLATION

     The Congress has completed work and the President is expected to sign legislation designed to modernize the regulation of the financial services industry expands the ability of bank holding companies to affiliate with other types of financial services companies such as insurance companies and investment banking companies. However, the legislation provides that companies that acquire control of a single savings association after May 4, 1999 (or that filed an application for that purpose after that date) are not entitled to the unrestricted activities formerly allowed for a unitary savings and loan holding company. Rather, these companies will have authority to engage in the activities permitted "a financial holding company" under the new legislation, including insurance and securities-related activities, and the activities currently permitted for multiple savings and loan holding companies, but generally not in commercial activities. The authority for unrestricted activities is grandfathered for unitary savings and loan holding companies, such as the Company, that existed prior to May 4, 1999. However, the authority for unrestricted activities would not apply to any company that acquired the Company.

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1999

                           PART II - OTHER INFORMATION

ITEM I.  LEGAL PROCEEDINGS.

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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

     None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

     None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Grand Central Financial Corp. held its Annual Meeting of Shareholders on July 13, 1999. Results of shareholder voting was as follows:

         a)   Election of Director for a three year term:

                                          Gerry W. Grace
                                          --------------
         For                              1,666,412
         Abstain                             25,965
         Against                                 --

         b)   1999 Stock-Based Incentive Plan for key employees

                                           Stock-Based Incentive Plan
                                           --------------------------
         For                               1,053,824
         Abstain                             168,658
         Against                               4,300

         c) Appointment of independent auditor for the fiscal year ending December 31, 1999

                                           Crowe, Chizek and Company, LLP
                                           ------------------------------
         For                               1,684,796
         Abstain                               6,921
         Against                                 660

ITEM 5.  OTHER INFORMATION.

     None

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB

                        QUARTER ENDED SEPTEMBER 30, 1999

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

         3.1    Certificate of Incorporation of Grand Central Financial Corp.(1)

         3.2    Bylaws of Grand Central Financial Corp.(1)

        21.0 Subsidiaries Information Incorporated Herein by Reference to Part 1 - Subsidiary Activity

        27.0    Financial Data Schedule

--------------------
        (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.

     (b)  Reports on Form 8-K

          The Company filed a Current Report on Form 8-K on August 13, 1999, reporting the press release issued on July 28, 1999 announcing the Company had received regulatory clearance to begin the 5% repurchase.

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 1999

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                 GRAND CENTRAL FINANCIAL CORP.

Dated: November 13, 1999         By: /s/ William R. Williams
                                    ------------------------------------
                                    William R. Williams
                                    President and Chief Executive Officer
                                    (principal executive officer)

Dated: November 13, 1999         By: /s/ John A. Rife
                                    ------------------------------------
                                    John A. Rife
                                    Executive Vice President and Treasurer
                                    (principal accounting and financial officer)