Form 10KSB
period 1999-12-31
GRAND CENTRAL FINANCIAL CORP
filed 2000-03-20
CIK 1070680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For  the Fiscal Year Ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number: 0-25945

                          GRAND CENTRAL FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               DELAWARE                                 34-1877137
-----------------------------------               ----------------------
   (State or other jurisdiction of                   (I.R.S. Employer
   incorporation or organization)                   Identification No.)

  601 MAIN STREET, WELLSVILLE, OHIO                       43968
------------------------------------              ----------------------
 (Address of principal executive offices)              (Zip Code)

Issuer's telephone number:                            (330) 532-1517
                                                  ----------------------

Securities registered under Section
    12(bn) of the Exchange Act:                           NONE
                                                  ----------------------

Securities registered under Section
    12(g) of the Exchange Act:            COMMON STOCK, PAR VALUE $.01 PER SHARE
                                          --------------------------------------
                                                     (Title of Class)

     Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                           (1)   YES   X      NO
                                                           (2)   YES   X      NO

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X

     As of December 31, 1999, the Registrant's revenues were $9.6 million.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 29, 2000 was $26,000,525. As of February 29, 2000, there were 1,841,927 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2000 Annual Meeting of Stockholders to be held on April 26, 2000 (Part III).

                                            INDEX


                                                                                     PAGE
PART I

         Item 1.    Description of Business..........................................   1

         Item 2.    Description of Property..........................................  29

         Item 3.    Legal Proceedings................................................  29

         Item 4.    Submission of Matters to a Vote of Security Holders..............  29

PART II

         Item 5.    Market for the Company's Common Equity and Related Stockholder
                    Matters..........................................................  29

         Item 6.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations............................................  30

         Item 7.    Financial Statements.............................................  40

         Item 8.    Changes In and Disagreements With Accountants on Accounting and
                    Financial Disclosure.............................................  41

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act................  41

         Item 10.   Executive Compensation...........................................  42

         Item 11.   Security Ownership of Certain Beneficial Owners and Management...  42

         Item 12.   Certain Relationships and Related Transactions...................  43

PART IV

         Item 13.   Exhibits, List and Reports on Form 8-K...........................  43


SIGNATURES

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Grand Central Financial Corp. (the "Company") was incorporated under Delaware law on September 10, 1998. On December 30, 1998, the Company acquired Central Federal Savings and Loan Association of Wellsville (the "Association") as a part of the Association's conversion from a federally chartered mutual savings and loan association into a federally chartered capital stock savings and loan association (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Association. The Company retained 50% of the net conversion proceeds amounting to $9.3 million which it intended to use for general business activities and to fund a loan to the Employee Stock Ownership Plan ("ESOP") to purchase 8% of the stock issued in the Conversion. At December 31, 1999, the Company had total assets of $142.5 million and stockholders' equity of $29.2 million.

     The Association is a community-oriented savings institution which was originally organized in 1892. The Association's principal business consists of attracting deposits from the general public in its primary market area and investing those deposits and other funds, generated from operations, and from Federal Home Loan Bank of Cincinnati ("FHLB") advances, primarily in conventional mortgage loans secured by single-family residences. The Association also invests in consumer loans, primarily indirect automobile loans and loans originated directly or on the Association's behalf by automobile dealers at the time of sale. To a significantly lesser extent, the Association invests in home equity, multi-family, commercial real estate, construction and land loans. The Association also invests in mortgage-backed securities, primarily those guaranteed or insured by government agencies such as Ginnie Mae, Fannie Mae and Freddie Mac, and other investment grade securities. The Association's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Association's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, FHLB advances and proceeds from the sale of loans. The Association operates through its home office located in Wellsville, Ohio, and its two full service branch offices. In December 1999, the Association closed three full service branch offices in Phar-Mor stores in Austintown, Boardman and Youngstown, Ohio.

MARKET AREA AND COMPETITION

     The Association's primary market area includes Columbiana and Jefferson Counties in Eastern Ohio. In recent years, the market area has experienced higher unemployment rates than in Ohio and the United States and a slightly decreasing population. Per capita income and median household income in the market area are lower and have increased at a lower rate than in Ohio and the United States.

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

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by single-family residences. At December 31, 1999, the Association had gross loans receivable of $73.9 million, of which $51.9 million were single-family, residential mortgage loans, or 70.25% of the Association's gross loans receivable. The remainder of the portfolio consisted of: consumer loans of $18.3 million, or 24.71% of gross loans receivable; $2.1 million of construction and land loans, or 2.81% of gross loans receivable; $1.3 million of multi-family mortgage loans, or 1.76% of gross loans receivable; and $344,000 of commercial loans, or 0.47% of gross loans receivable. At that same date, 88.0% of the Association's loan portfolio had fixed interest rates. The Association had $147,000 in single-family residential mortgage loans held-for-sale at December 31, 1999.

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


                                                                      AT DECEMBER 31,
                                         --------------------------------------------------------------------------
                                                  1999                     1998                      1997
                                         -----------------------  -----------------------   -----------------------
                                                       PERCENT                  PERCENT                   PERCENT
                                           AMOUNT     OF TOTAL      AMOUNT      OF TOTAL     AMOUNT      OF TOTAL
                                         ----------  -----------  ----------   ----------   ---------   -----------
                                                                   (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family(1)...................      $51,925        70.25%    $46,781        72.34%    $42,429         72.80%
   Multi-family and commercial........        1,301         1.76       1,150         1.78       1,006          1.73
   Construction.......................        2,073         2.81         735         1.14       1,017          1.74
                                          ---------     --------  ----------     --------   ---------      --------
         Total real estate loans......       55,299        74.82      48,666        75.26      44,452         76.27
                                           --------      -------    --------      -------   ---------       -------
Consumer loans:
   Home equity loans..................        2,944         3.98       2,843         4.40       2,227          3.82
   Automobile.........................       15,324        20.73      12,896        19.94      10,585         18.16
   Other..............................           --           --          --           --         710          1.22
                                         ----------    ---------  ----------    ---------   ---------      --------
         Total consumer loans.........       18,268        24.71      15,739        24.34      13,522         23.20
Commercial loans......................          344         0.47         263         0.40         308          0.53
                                         ----------     --------  ----------     --------   ---------      --------
         Total loans..................       73,911       100.00%     64,668       100.00%     58,282        100.00%
                                                          ======                   ======                    ======
Less:
   Deferred loan origination
      fees and discounts..............         (218)                    (188)                    (165)
   Allowance for loan losses..........         (369)                    (379)                    (231)
                                          ---------               ----------                ---------
      Total loans, net................      $73,324                  $64,101                  $57,886
                                            =======                  =======                  =======

--------------------------------------
(1)  Includes loans held-for-sale.

     LOAN MATURITY. The following table shows the remaining contractual maturity of the Association's commercial and construction loans at December 31, 1999. The table does not include the effect of future principal prepayments.

                                                                           AT DECEMBER 31, 1999
                                                        -----------------------------------------------------------
                                                          CONSTRUCTION (1)            COMMERCIAL            TOTAL
                                                        ---------------------       ---------------         ---------
                                                                                    (IN THOUSANDS)

Amounts due in:
   One year or less..............................                    $     --                $  180         $   180
   After one year:
      More than one year to three years..........                          --                    --              --
      More than three years to five years........                          --                    --              --
      More than five years to 10 years...........                          --                    --              --
      More than 10 years to 15 years.............                          --                   164             164
      More than 15 years.........................                       2,073                    --           2,073
                                                                      -------                ------         -------
         Total amount due........................                      $2,073                $  344          $2,417
                                                                       ======                  ====          ======

---------------------------------------

(1) Construction loans, which consist of loans to the owner for the construction of single-family residences, automatically convert to permanent financing upon completion of the construction phase.

     The following table sets forth, at December 31, 1999, the dollar amount of loans contractually due after December 31, 2000, and whether such loans have fixed interest rates or adjustable interest rates.


                                                    DUE AFTER DECEMBER 31, 2000
                                           ---------------------------------------------
                                             FIXED          ADJUSTABLE           TOTAL
                                           ---------       -------------        --------
                                                          (IN THOUSANDS)

Consumer loans......................          $2,073               $  --          $2,073
Commercial loans....................               -                 164             164
                                               -----                ----          -------
   Total loans......................          $2,073                $164          $2,237
                                              ======                ====          ======


     ORIGINATION OF LOANS. The Association's mortgage lending activities are conducted through its home office and two branch offices. Although the Association may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans depends upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area. The Association sells a portion of the mortgage loans that it originates, primarily to Freddie Mac and retains only loans that bear an interest rate above levels established from time to time by the Association's board of directors based on current market rates. At December 31, 1999, there were three loans categorized as held-for-sale. The Association also emphasizes the origination of home equity loans and construction loans secured primarily by owner-occupied properties.

     The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                     ----------------------------------------------
                                                        1999              1998               1997
                                                     -----------       ---------           --------
                                                                       (IN THOUSANDS)

Loans at beginning of period..................        $64,101          $ 57,886           $ 49,517
                                                   ----------         ----------        ----------
   Originations:
      Real estate:
         Single-family.........................        16,300            21,652             11,932
         Multi-family and commercial...........           344               178                 --
         Construction..........................         1,386             1,799              1,042
         Consumer..............................        17,037             9,871             10,139
         Commercial............................           462               229                341
                                                   ----------         ----------        ----------
            Total loans originated.............        35,529            33,729             23,454
                                                   ----------         ----------        ----------

   Principal loan repayments and prepayments...       (25,221)          (21,433)           (14,161)
      Loan sales...............................        (1,076)           (5,923)              (877)
      Transfers to REO.........................            11                (4)               (39)
      Change in unearned origination fees......           (30)               (6)                (6)
      Change in allowance for loan losses......            10              (148)                (2)
                                                   ----------         ----------        ----------
Net loan activity..............................         9,223             6,215              8,369
                                                   ----------         ----------        ----------
      Loans at end of period(1)................       $73,324          $ 64,101           $ 57,886
                                                   ==========         ==========        ==========

-----------------------------------------
(1) Loans at end of period include loans in process of $715,000, $869,000 and $574,000 for fiscal years 1999, 1998 and 1997, respectively.


     SINGLE-FAMILY MORTGAGE LENDING. The primary lending activity of the Association has been and continues to be the origination of permanent conventional mortgage loans secured by single-family residences located in the Association's primary market area. The Association sells a portion of the fixed-rate loans that it originates. The Association retains the servicing rights on the loans it sells. The Association retains fixed-rate loans with a rate of interest higher than the level established by the Association's board of directors as high in relation to the current market based on Freddie Mac's levels. At December 31, 1999, the Association retained 30-year loans with a rate of interest of 7.4% or higher and 15-year loans with a rate of interest of 7.0% or higher. The Association generally retains for its portfolio any adjustable rate mortgage ("ARM") loans that it originates. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from the Association's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Association primarily originates fixed-rate loans in the current low interest rate environment, but also offers adjustable-rate mortgage loans. At December 31, 1999, single-family mortgage loans totalled $51.9 million, or 70.3% of total loans at such date. At that date, of the Association's mortgage loans secured by single-family residences, $45.9 million, or 88.4%, were fixed-rate loans.

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

     The Association offers several adjustable-rate loan programs with terms of up to 25 years and interest rates that adjust either annually or every three years. Of the Association's mortgage loans secured by single-family residences, $6 million, or 11.6%, had adjustable rates. Certain of the Association's one-year ARM loans have a maximum adjustment limitation of 2% per year and a 6% lifetime cap on adjustments. The Association has additional one-year ARM loans that have no caps. The Association's three-year ARM loan has a maximum adjustment limitation of 1.5% per change and a 6% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to the monthly average rate on a variety of established indices.

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

     On a limited basis, the Association originates commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, small office buildings or retail facilities located in its primary market area. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to 70% of the appraised value of the property. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Association's portfolio at December 31, 1999 was $200,000. The loan was current and performing in accordance with its contractual terms at December 31, 1999.

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

     The Association's multi-family and commercial real estate loan portfolio at December 31, 1999 totalled $1.3 million or 1.76% of gross loans receivable.

     COMMERCIAL LENDING. On a very limited basis, the Association makes commercial business loans generally secured by business equipment, inventory, accounts receivable and other business assets. At December 31, 1999, the Association's commercial loan portfolio was $344,000, or 0.47% of gross loans receivable, none of which were in non-accrual status. The Association does not currently anticipate that commercial lending activities will significantly increase in the immediate future.

     CONSTRUCTION AND LAND LENDING. The Association generally originates construction and land development loans to contractors and individuals in its primary market area. The Association's construction loans primarily are made to finance the construction of owner-occupied single-family residential properties and, to a significantly lesser extent, individual properties built by developers for future sale. The Association's construction loans to individuals are primarily fixed-rate loans which, after a four-month construction period, convert to permanent loans with maturities of up to 30 years. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences. The Association requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Association requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Association's portfolio at December 31, 1999 had a balance of $206,000 and is secured by a single-family residence. This loan is currently performing in accordance with its terms. At December 31, 1999, the Association had $2.1 million of construction and land loans totalling 2.81% of the Association's gross loans receivable.

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

     CONSUMER AND OTHER LENDING. The Association's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans and loans secured by deposits. The Association originates a relatively small number of home equity lines of credit, which are generally ARM loans with the rate adjusting monthly at 2% above the prime rate of interest as disclosed in THE WALL STREET JOURNAL. At December 31, 1999, the Association's consumer loan portfolio was $18.3 million, or 24.71%, of gross loans receivable.

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

     The Association's Classification of Assets Committee reviews and classifies the Association's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. At December 31, 1999, the Association had no assets designated as Special Mention, $107,000 of assets classified as Substandard consisting of five loans, and no assets classified as Doubtful and Loss.

     The following table(1) sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.


                                                        DECEMBER 31, 1999                          DECEMBER 31, 1998
                                           -----------------------------------------           ----------------------
                                                60-89 DAYS             90 DAYS OR MORE               60-89 DAYS
                                          --------------------       --------------------       -------------------
                                         NUMBER        PRINCIPAL       NUMBER    PRINCIPAL      NUMBER       PRINCIPAL
                                           OF           BALANCE          OF      BALANCE OF       OF         BALANCE OF
                                          LOANS        OF LOANS        LOANS        LOANS        LOANS         LOANS
                                         -------       ---------      -------    ----------     -------       --------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family ................            2          $ 24             3           $ 83            1          $ 31
   Multi-family and commercial ..           --             --           --             --           --            --
Consumer Loans: .................           --             --           --             --
   Home equity loans and lines
      of credit..................           --             --           --             --           --             --
   Automobile ...................            1            23             5             10           --             --
   Unsecured lines of credit ....           --             --           --             --           --             --
   Other ........................            2            29            --             --           --             --
Commercial Loans ................           --             --           --             --           --             --
                                          ----           ----          ----           ----         ----          ----
      Total .....................            5          $ 76             8           $ 93             1          $ 31
                                          ====           ====          ====           ====         ====          ====
Delinquent loans to total loans .                        0.10%                        0.13%                      0.05%



                                          DECEMBER 31, 1998                DECEMBER 31, 1997
                                        ----------------------   ------------------------------------------
                                          90 DAYS OR MORE           60-89 DAYS              90 DAYS OR MORE
                                         --------------------   --------------------     --------------------
                                        NUMBER     PRINCIPAL     NUMBER     PRINCIPAL     NUMBER      PRINCIPAL
                                          OF       BALANCE OF      OF       BALANCE OF      OF         BALANCE
                                         LOANS       LOANS        LOANS       LOANS        LOANS       OF LOANS
                                        -------    ---------     --------    ---------    --------    ----------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family ................            3         $ 32            8         $114            6         $128
   Multi-family and commercial ..           --           --           --           --           --           --
Consumer Loans: .................
   Home equity loans and lines
      of credit..................           --           --            3           26           --           --
   Automobile ...................           --           --           --           --           --           --
   Unsecured lines of credit ....           --           --           --           --           --           --
   Other ........................            2            7            2            5            3            7
Commercial Loans ................           --           --           --           --            1           50
                                          ----         ----         ----         ----         ----         ----
      Total .....................            5         $ 39           13         $145           10         $185
                                          ====         ====         ====         ====         ====         ====
Delinquent loans to total loans .                      0.06%                     0.25%                     0.32%

-------------------------------------------

(1) The table does not include delinquent loans less than 60 days past due. At December 31, 1999, 1998 and 1997, total loans past due 30 to 59 days amounted to $257,000, $389,000 and $356,000, respectively.

     NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). At December 31, 1999, non-accrual loans totalled $93,000, consisting of eight loans. It is the policy of the Association to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest. At December 31, 1999, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $5,000. At December 31, 1999 and 1998, the Association had no impaired loans.


                                                                                        AT DECEMBER 31,

                                                                             --------------------------------------
                                                                                1999          1998          1997
                                                                             ----------    ----------    ----------
                                                                                     (DOLLARS IN THOUSANDS)

Non-accruing loans:
   Single-family real estate............................................          $  83           $32          $128
   Consumer.............................................................             10             7            21
   Commercial...........................................................             --            --            50
                                                                                 ------          ----        ------
      Total(1)..........................................................             93            39           199
Real estate owned (REO).................................................             --            --            --
Other repossessed assets................................................             11            --            --
                                                                                 ------          ----        ------
      Total nonperforming assets(2).....................................            104            39           199
Troubled debt restructurings............................................             --            --            --
                                                                                 ------          ----        ------
Troubled debt restructurings and total nonperforming assets.............           $104           $39          $199
                                                                                   ====           ===          ====
Total nonperforming loans and troubled debt restructurings
   as a percentage of total loans.......................................           0.13%         0.06%         0.34%
Total nonperforming assets and troubled debt restructurings                        0.07%         0.03%         0.17%
   as a percentage of total assets......................................

--------------------------------------
(1)  Total non-accruing loans equals total nonperforming loans.
(2) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 1999, the Association's allowance for loan losses was 0.50% of gross loans receivable as compared to 0.59% as of December 31, 1998. The Association had non-accrual loans of $93,000 and $39,000 at December 31, 1999 and December 31, 1998, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

     The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.


                                                                       AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                 --------------------------------------------------
                                                                    1999               1998                1997
                                                                 -----------        -----------        ------------
                                                                               (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of year.............               $379               $231                $229
Charged-off loans:
   Single-family real estate.............................                 --                  7                  --
   Multi-family and commercial real estate...............                 --                 --                  --
   Consumer..............................................                 12                 --                   4
                                                                      ------             ------             -------
      Total charged-off loans............................                 12                  7                   4
Recoveries on loans previously charged off:
   Single-family real estate.............................                 --                 --                  --
   Consumer..............................................                  2                  1                   6
                                                                     -------            -------             -------
      Total recoveries...................................                  2                  1                   6
Net loans charged-off (recovered)........................                 10                  6                  (2)
Provision for loan losses................................                 --                154                  --
                                                                      ------              -----              ------
Allowance for loan losses, end of period.................               $369               $379                $231
                                                                        ====               ====                ====

Allowance for loan losses to total loans.................               0.50%              0.59%               0.40%
Allowance for loan losses to nonperforming loans
   and troubled debt restructuring.......................               3.97x              9.72x                1.16x
Net loans charged-off (recovered) to allowance                                                                      %
   for loan losses.......................................               2.71%              1.58%              (0.87)%
Net loans charged-off (recovered) to average loans.......               0.01%              0.01%                 --


     The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans.


                                                                 AT DECEMBER 31,

                                -------------------------------------------------------------------------------------
                                           1999                        1998                        1997
                                ---------------------------  --------------------------   ---------------------------
                                         % OF       PERCENT           % OF     PERCENT              % OF      PERCENT
                                       ALLOWANCE    OF LOANS         ALLOWANCE OF LOANS           ALLOWANCE   OF LOANS
                                        IN EACH     IN EACH          IN EACH   IN EACH             IN EACH    ON EACH
                                        CATEGORY    CATEGORY         CATEGORY  CATEGORY            CATEGORY   CATEGORY
                                        TO TOTAL    TO TOTAL         TO TOTAL  TO TOTAL            TO TOTAL   TO TOTAL
                                AMOUNT  ALLOWANCE    LOANS   AMOUNT ALLOWANCE   LOANS      AMOUNT  ALLOWANCE   LOANS
                                ------- ---------  --------  ------ --------- ---------   -------  ---------  -------
                                                              (DOLLARS IN THOUSANDS)
Real estate....................    $258     69.92%   74.82%  $  274     72.30%    75.26%    $107      46.32%   76.27%
Consumer.......................      61     16.53    24.71       62     16.36     24.34       37      16.02    23.20
Commercial.....................      30      8.13     0.47       43     11.34      0.40       87      37.66     0.53
Unallocated....................      20      5.42       --       --        --        --       --         --       --
                                 ------  --------   ------     ----    ------    ------   ------   --------   ------
   Total allowance for loan losses $369    100.00%  100.00%    $379    100.00%   100.00%    $231     100.00%  100.00%
                                   ====    ======   ======     ====    ======    ======   --====   ----====   ======

REAL ESTATE OWNED

     At December 31, 1999, the Association had $11,000 of REO. The Association initially records REO at its fair market value less the costs it would require to sell the property. Thereafter, REO is valued at the lower of the recorded investment or the fair market value of the property less costs to sell. If there is a further deterioration in value, the Association provides for a specific valuation allowance.

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

     The investment policy of the Association as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Association's lending activities. The Association's policies generally limit investments to government and federal agency securities. The Association's policies provide the authority to invest in United States Treasury and federal agency securities meeting the Association's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Association funds such investments not only through payments on deposit accounts and the proceeds from the repayment of loans and the Association's operations, but also through FHLB advances. The success of such use of FHLB advances depends on management's ability to maintain a positive spread between the interest earned on the investment securities and the interest cost of the FHLB advances. At December 31, 1999, the Association had investment and mortgage-backed securities with a carrying value of $58.5 million and a market value of $56.1 million. At December 31, 1999, the Association had $3.8 million in mortgage-backed and investment securities classified as available-for-sale and $54.8 million in investment and mortgage-backed securities classified as held-to-maturity. Of the Association's mortgage-backed securities, $3.7 million had adjustable rates at December 31, 1999.

     At December 31, 1999, all of the Association's mortgage-backed securities were insured or guaranteed by either Freddie Mac, Fannie Mae or Ginnie Mae. In addition, the Association owned two CMOs which failed a stress test at December 31, 1999. The securities failed the portion of the test in which the life of the security would shorten beyond the prescribed limit in the event interest rates drop 200 basis points or more. The securities failed the portion of the test in which the percentage change in price would drop more than the prescribed amount in the event interest rates rise 300 basis points or more. The risk involved is the inability to sell the security to reinvest at more favorable rates. Management does not consider these securities to be high risk.

     The following table sets forth certain information regarding the amortized cost and fair value of the Association's securities at the dates indicated.


                                                                         AT DECEMBER 31,
                                              ---------------------------------------------------------------------
                                                       1999                   1998                    1997
                                              ----------------------  ---------------------  ----------------------
                                               AMORTIZED     FAIR      AMORTIZED    FAIR       AMORTIZED     FAIR
                                                 COST        VALUE       COST       VALUE       COST        VALUE
                                              -----------  ---------  ----------- ---------  -----------  ---------
                                                                         (IN THOUSANDS)
Investment securities:
   Debt securities held-to-maturity:
   Obligations of U.S. government
      agencies..............................      $21,492    $20,945    $     998  $  1,006     $  2,497   $  2,515
      Commercial paper......................           --         --        1,494     1,488          992        992
                                                 --------   --------    --------- ---------    ---------  ----------
            Total...........................       21,492     20,945        2,492     2,494        3,489      3,507
                                                 --------   --------    --------- ---------    ---------  ---------

   Debt securities available-for-sale:
      Obligations of U.S. Treasury and
         U.S. government agencies...........           --         --           --        --       9,989      9,905
      Municipal securities..................           25         25          175       179         275        284
                                                 --------   --------    --------- ---------    --------   ---------
            Total...........................           25         25          175       179      10,264     10,189
            Total debt securities...........       21,517     20,970        2,667     2,673      13,753     13,696
                                                 --------   --------    --------- ---------    --------   --------

Mortgage-related securities:
   Mortgage-related securities held-to-
      maturity:
      Freddie Mac...........................       18,455     17,585       17,019    17,331       22,714     22,884
      Fannie Mae............................        7,210      6,827        4,078     4,147        5,273      5,234
      Collateralized Mortgage Obligations...        7,551      6,943        9,040     8,991           --         --
                                                ---------  ---------    --------- ---------  -----------  ---------
         Total mortgage-related securities
            held-to-maturity................       33,216     31,355       30,137    30,469       27,987     28,118
                                                 --------   --------    ---------  --------     --------   --------
   Mortgage-related securities available-
      for-sale:
      Freddie Mac...........................          281        277          342       343          391        396
      Fannie Mae............................        1,486      1,510        2,056     2,086        3,734      3,809
      Ginnie Mae............................        1,963      1,983        2,508     2,541        3,358      3,424
                                                ---------  ---------    --------- ---------    ---------  ---------
         Total mortgage-related
            securities available-for-sale...        3,730      3,770        4,906    4,970         7,483      7,629
                                                ---------   --------    ---------  --------    ---------   --------
            Total mortgage-related securities      36,946     35,125       35,043    35,439       35,470     35,747
                                                 --------   --------    ---------  --------     --------   --------
         Net unrealized gains on
            available-for-sale securities...           40         --           68        --           71         --
                                               ----------   --------    ---------  --------   ----------   --------
            Total securities................      $58,503    $56,095      $37,778   $38,112      $49,294    $49,443
                                                  =======    =======      =======   =======      =======    =======

     The following table sets forth the Association's securities activities for the periods indicated.


                                                                             FOR THE YEAR ENDED DECEMBER 31,

                                                                      ---------------------------------------------
                                                                         1999             1998             1997
                                                                      -----------      -----------      -----------
                                                                                     (IN THOUSANDS)
INVESTMENT SECURITIES:
   Investment securities, beginning of period(1)................         $ 37,778         $ 49,294         $ 64,364
   Purchases:
      Investment securities - held-to-maturity..................           36,887           11,500            3,987
      Investment securities - available-for-sale................              503              425            4,989
   Sales:
      Investment securities - available-for-sale................             (504)            (442)              --
   Calls, maturities and payments:
      Investment securities - held-to-maturity..................          (14,808)         (12,684)         (15,964)
      Investment securities - available-for-sale................           (1,437)         (10,395)          (8,522)
   Net increase (decrease) in premium amortization and
      discount accretion........................................              110               83               67
   Net increase (decrease) in unrealized gain (loss)............              (26)              (3)             373
                                                                      -----------        ---------         --------
   Net increase (decrease) in investment securities.............           20,725          (11,516)         (15,070)
                                                                      -----------        ---------         --------
   Investment securities, end of period.........................         $ 58,503         $ 37,778         $ 49,294
                                                                         ========         ========         ========

-------------------
(1)  Includes mortgage-related securities.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's investment securities and mortgage-related securities as of December 31, 1999.


                                                                         AT DECEMBER 31, 1999
                                        -----------------------------------------------------------------------------------
                                                                          MORE THAN                   MORE THAN
                                                                          ONE YEAR                    FIVE YEARS
                                              ONE YEAR OR LESS           TO FIVE YEARS               TO TEN YEARS
                                            ----------------------   ----------------------     ----------------------  ---
                                                          WEIGHTED                   WEIGHTED                    WEIGHTED
                                            CARRYING       AVERAGE     CARRYING      AVERAGE      CARRYING        AVERAGE
                                             VALUE          YIELD       VALUE         YIELD         VALUE          YIELD
                                           ---------     -----------  ---------     ----------    ----------     ----------
                                                                       (DOLLARS IN THOUSANDS)

Held-to-maturity securities:
   Investment securities:
      Obligations of U.S. ...........
         government agencies ........       $13,500          4.83%    $   498           6.02%      $ 2,000           6.64%
   Mortgage-related securities:
      Freddie Mac ...................          --             --           66           9.50         1,756           6.00
      Fannie Mae ....................          --             --           --            --            --              --
      Collateralized Mortgage
         Obligations ................          --             --           --            --            --              --
                                            --------                   -------                     -------
         Total securities at
            amortized cost ..........       $13,500          4.83%    $   564           6.02%      $ 3,756           6.34%
                                            ========                   =======                     =======

Available-for-sale securities:
   Investment securities:
      Municipal securities (1) ......       $    25          6.60%    $    --             --%      $    --             --%
   Mortgage-related securities:
      Freddie Mac ...................            --            --          --             --            --             --
      Fannie Mae ....................            --            --          --             --            --             --
      Ginnie Mae ....................            --            --          --             --            --             --
                                            --------                   -------          -----
       Total securities at fair value       $    25          6.60%    $    --                      $    --
                                            ========                   =======                      =======





                                                            AT DECEMBER 31, 1999
                                                     -----------------------------------
                                                    MORE THAN
                                                    TEN YEARS                   TOTAL
                                               -------------------     ----------------------
                                                          WEIGHTED                    WEIGHTED
                                              CARRYING     AVERAGE     CARRYING        AVERAGE
                                               VALUE        YIELD        VALUE          YIELD
                                            ----------   ----------   ----------      ----------
                                                          (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   Investment securities:
      Obligations of U.S. ...........
         government agencies ........       $ 5,494          7.21%       $21,492          4.24
   Mortgage-related securities:
      Freddie Mac ...................        16,633          6.55         18,455          6.51
      Fannie Mae ....................         7,210          6.44          7,210          6.44
      Collateralized Mortgage
         Obligations ................         7,551          6.62          7,551          6.62
                                            -------
         Total securities at
            amortized cost ..........       $36,888          6.64%       $54,708          5.62%
                                            =======                      =======

Available-for-sale securities:
   Investment securities:
      Municipal securities (1) ......         $  --            --%         $  25          6.60%
   Mortgage-related securities:
      Freddie Mac ...................           277          6.99            277          6.99
      Fannie Mae ....................         1,510          7.53          1,510          7.53
      Ginnie Mae ....................         1,983          6.91          1,983          6.91
                                            -------                      -------
       Total securities at fair value       $ 3,770          7.16%       $ 3,795          7.16%
                                            =======                      =======

--------------------
(1) Weighted Average Yield data for municipal securities is presented on a tax equivalent basis based on an assumed tax rate of 34%.

SOURCES OF FUNDS

     GENERAL. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes. The Association has historically also used FHLB advances as a source of funds.

     DEPOSITS. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook accounts, savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended December 31, 1999, certificates of deposit constituted 54.6% of total average deposits. The term of the certificates of deposit offered by the Association vary from six months to four years and the offering rates are established by the Association on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 1999, the Association had $24.5 million of certificate accounts maturing in less than one year. The Association expects that most of these accounts will be reinvested and does not believe that there are any material risks associated with the respective maturities of these certificates. The Association's deposits are obtained predominantly from the area in which its banking offices are located. The Association relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits.

     The following table presents the deposit activity of the Association for the periods indicated:


                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------------------
                                                                  1999             1998              1997
                                                                -------           ------           -------
                                                                            (IN THOUSANDS)
Increase (decrease) before interest credited.........           $(9,993)          $7,071           $   510
Interest credited....................................             1,188              584               645
                                                                -------           ------            ------
Net increase (decrease)..............................           $(8,805)          $7,655            $1,155
                                                                =======           ======            ======


     At December 31, 1999, the Association had $2.6 million in certificate accounts in amounts of $100,000 or more maturing as follows:


                                                                     WEIGHED
                                                                     AVERAGE
  MATURITY PERIOD                                 AMOUNT              RATE
--------------------                              ------             --------
                                                     (DOLLARS IN THOUSANDS)

Three months or less.................            $   424               5.20%
Over 3 through 6 months..............                313               5.29
Over 6 through 12 months.............                428               4.95
Over 12 months.......................              1,452               5.60
                                                 -------
      Total..........................             $2,617               5.39
                                                  ======

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information at December 31, 1999. Averages for the periods presented utilize month-end balances.


                                                         FOR THE YEAR ENDED DECEMBER 31,
                              -------------------------------------------------------------------------------------
                                         1999                         1998                         1997
                              ------------------------------ ---------------------------- ----------------------------
                                          PERCENT                       PERCENT OF                      PERCENT OF
                                           TOTAL     AVERAGE               TOTAL    AVERAGE              TOTAL   AVERAGE
                               AVERAGE    AVERAGE    RATE     AVERAGE     AVERAGE     RATE   AVERAGE    AVERAGE    RATE
                               BALANCE    DEPOSITS   PAID     BALANCE     DEPOSITS    PAID   BALANCE    DEPOSITS   PAID
                              --------    ---------  ------- ---------    ---------  ------- --------  ---------  -------
                                                             (DOLLARS IN THOUSANDS)
NOW accounts................  $  5,256         7.02%    2.85% $  8,478        10.54%    2.$3%   7,611     10.08%     2.63%
Money market accounts.......     3,020         4.03     3.41     2,575         3.20     3.30    2,741      3.63      3.36
Savings accounts............    22,222        29.67     2.50    23,586        29.31     2.95   23,424     31.01      3.09
Certificates of deposit.....    43,231        57.72     5.41    44,775        55.64     5.58   41,001     54.29      5.73
Non-interest-bearing deposits:
   Demand deposits..........     1,170         1.56       --     1,059         1.31       --      751      0.99        --
                              --------       ------             ------       ------            ------      -----
      Total average deposits   $74,899       100.00%    4.20% $ 80,473      100.00%     4.3%  $75,528    100.00%     4.46%
                               =======       ======            =======       ======           =======      ======


`
     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding.

                                      PERIOD TO MATURITY FROM DECEMBER 31, 1999                  AT DECEMBER 31,
                               --------------------------------------------------------  -------------------------------
                                                           TWO TO   OVER
                               LESS THAN      ONE TO       THREE    THREE
                               ONE YEAR      TWO YEARS     YEARS    YEARS      TOTAL      1998       1997       1996
                               ----------   -----------   --------  --------  ---------  ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS:
   0 to 3.99%................  $       20    $       --   $     --     $  --  $       20 $       -- $       -- $       --
   4.00 to 4.99%.............       9,547         3,716        158        27     13,448      4,516      3,976      5,171
   5.00 to 5.99%.............      13,600        11,479        172        41     25,292     30,421     24,615     24,770
   6.00 to 6.99%.............       1,314            19      1,024        26      2,383      9,369     12,437      8,864
   7.00 to 7.99%.............          --            --         --        --         --         --      1,098      1,088
   Over 8.00%................          --            --         14        82         96        109        121        121
                               ----------   -----------   ---------   ------  ---------  ---------- ---------- ----------
      Total certificate accounts  $24,481       $15,214     $1,368      $176    $41,239    $44,408    $42,247    $40,014
                                  =======       =======     ======      ====    =======    =======    =======    =======


         BORROWINGS. The Association utilizes FHLB advances as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Association's mortgage loans and mortgage-backed securities and secondarily by the Association's investment in capital stock of the FHLB. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Association, fluctuates from time to time in accordance with the policies of the FHLB.

         The following table sets forth certain information regarding the Association's borrowed funds at or for the periods ended on the dates indicated:

                                                                               AT OR FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                    -----------------------------------------------
                                                                        1999             1998             1997
                                                                    -------------   --------------   --------------
                                                                                (DOLLARS IN THOUSANDS)


FHLB advances and other borrowings:
   Average balance outstanding..................................          $29,778          $25,390          $31,907
   Maximum amount outstanding at any month-end
      during the period.........................................           36,419           31,951           35,098
   Balance outstanding at end of period.........................           36,419           16,029           26,161
   Weighted average interest rate during the period.............             5.27%            5.82%            5.97%
   Weighted average interest rate at end of period..............             5.52%            5.62%            6.51%


                    SELECTED FINANCIAL AND OTHER DATA OF THE COMPANY

         The selected financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto presented elsewhere in this report.

                                                                         AT DECEMBER 31,
                                                -------------------------------------------------------------------
                                                   1999          1998          1997          1996          1995
                                                ----------    ----------    ----------    ----------    -----------
                                                                     (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL DATA:
   Total assets.............................      $142,497      $133,436      $118,265      $124,186       $110,412
   Cash and cash equivalents................         4,928        26,026         5,846         5,238          4,640
   Loans, net(1)............................        73,177        64,101        57,886        49,517         48,233
   Securities held-to-maturity(2):

      Mortgage-related securities, net......        33,216        30,137        27,987        37,893         38,485
      Investment securities, net............        21,492         2,492         3,489         5,499             --
   Securities available-for-sale(2):

      Mortgage-related securities, net......         3,770         4,970         7,629        10,093         11,871
      Investment securities, net............            25           179        10,189        10,879          2,948
   Deposits.................................        75,833        84,638        76,983        75,828         71,991
   FHLB advances............................        36,419        16,029        26,161        34,277         24,524
   Total equity.............................        29,200        31,773        14,165        13,243         13,224
   Real estate owned, net...................            11            --            --            --             --
   Nonperforming assets and troubled
      debt restructurings...................           103            39           199            45             24


                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------------------------------------
                                                   1999          1998          1997          1996           1995
                                                 ---------     ---------     ---------     ---------     ----------
                                                                     (DOLLARS IN THOUSANDS)
SELECTED OPERATING DATA:
   Total interest income....................        $9,303        $8,787        $8,803        $8,613         $8,117
   Interest expense.........................         4,714         4,963         5,273         5,197          4,771
                                                   -------       -------       -------       -------        -------
      Net interest income...................         4,589         3,824         3,530         3,416          3,346
   Provision for loan losses................            --           154            --            --             42
                                                 ---------      --------     ---------     ---------      ---------
      Net interest income after provision
         for loan losses....................         4,589         3,670         3,530         3,416          3,304
   Non-interest income:

      Net gain (loss) on sale of securities.            38            21            --            (9)            --
      Other.................................           276           318           241           178            157
                                                  --------      --------      --------      --------       --------
         Total non-interest income..........           314           339           241           169            157
   Non-interest expense(3)..................         4,956         3,681         2,883         3,252          2,485
                                                   -------       -------       -------       -------        -------
   Income (loss) before income taxes........           (53)          328           888           333            976
   Income taxes.............................           (11)          117           207            46            307
                                                  --------      --------      --------     ---------       --------
         Net income (loss)..................         $ (42)      $   211       $   681       $   287        $   669
                                                  ========       =======       =======       =======        =======

                                                                                       (SEE FOOTNOTES ON NEXT PAGE)


                                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------------------------------
                                                       1999         1998         1997         1996          1995
                                                    ----------    ---------    ---------    ---------    ----------

SELECTED OPERATING RATIOS AND OTHER DATA(4):
PERFORMANCE RATIOS:
   Average yield on interest-earning assets(5)...            6.97%        7.44%        7.42%        7.37%         7.26%
   Average rate paid on interest-bearing liabilities         4.55         4.73         4.94         4.93          4.75
   Average interest rate spread(6)...............            2.42         2.71         2.48         2.44          2.51
   Net interest margin(7)........................            3.44         3.31         2.98         2.92          2.99
   Ratio of interest-earning assets to
      interest-bearing liabilities...............          127.68       112.43       111.22       110.89        111.39
   Efficiency ratio(8)...........................          101.75        88.87        76.45        90.48         70.94
   Non-interest expense as a percent of average
      assets.....................................            3.60         3.03         2.36         2.71          2.22
   Return on average assets......................           (0.03)        0.17         0.56         0.24          0.60
   Return on average equity......................           (0.14)        1.41         5.00         2.19          5.26
   Ratio of average equity to average assets.....           22.48        12.36        11.16        10.94         11.37
   Earnings per shares(9)........................           (0.02)       --           --           --            --

REGULATORY CAPITAL RATIOS:

   Tangible capital ratio........................           15.10        16.10        11.95        10.80         11.91
   Core capital ratio............................           15.10        16.10        11.95        10.80         11.91
   Risk-based capital ratio......................           34.10        36.80        27.39        28.38         30.90

ASSET QUALITY RATIOS:

   Nonperforming loans and troubled debt
      restructurings as a percent of total loans(10)         0.13         0.06         0.35         0.09          0.05

   Nonperforming assets and troubled debt
      restructurings as a percent of total assets(11)        0.07          0.03        0.17         0.04          0.02
   Allowance for loan losses as a percent
      of total loans.............................            0.50          0.59        0.40         0.46          0.51
   Allowance for loan losses as a percent of
      nonperforming loans and troubled debt
      restructurings(1)(10)......................             3.97x        9.72x       1.16x        5.09x        10.38x
FULL SERVICE OFFICES AT END OF PERIOD............               3            6            4            4             3

------------------------
(1) Loans, net, represents gross loans receivable and loans held for sale net of the allowance for loan losses, loans in process and deferred loan origination fees. The allowance for loan losses at December 31, 1999, 1998, 1997, 1996 and 1995 was $369,000, $379,000, $231,000, $229,000 and
     $249,000, respectively.

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

(8) Equals non-interest expense divided by net interest income plus non-interest income (excluding gains or losses on securities transactions).

(9) The dividend payout ratio is not meaningful for 1999 and nonapplicable for all years prior to 1999.

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

SUBSIDIARY ACTIVITIES

         As of December 31, 1999, the Company maintained the Association as a wholly owned subsidiary. The Association has no subsidiaries.

PERSONNEL

         As of December 31, 1999, the Association had 38 full-time employees and 14 part-time employees. The employees are not represented by a collective bargaining unit and the Association believes it has a good relationship with its employees.

                           REGULATION AND SUPERVISION

GENERAL

         As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See "Federal Savings Institution Regulation--QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach- Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Association continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

FEDERAL SAVINGS INSTITUTION REGULATION

         BUSINESS ACTIVITIES. The activities of federal savings institutions are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal association, E.G., commercial, non-residential real property loans and consumer loans, are limited to a specified percentage of the institution's capital or assets.

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

         The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships.
The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1999, the Association met each of its capital requirements.

         The following table presents the Association's capital position at December 31, 1999.

                                                                                                 CAPITAL
                                                                       EXCESS           ---------------------------
                                   ACTUAL         REQUIRED          (DEFICIENCY)        ACTUAL          REQUIRED
                                  CAPITAL          CAPITAL             AMOUNT           PERCENT          PERCENT
                                  --------       -----------       --------------       ---------       -----------
                                                               (DOLLARS IN THOUSANDS)

Tangible...................        $20,575         $2,044              $18,531            15.1%            1.50%
Core (Leverage)............        $20,575         $2,455              $18,120            33.5%            4.00%
Risk-based.................        $20,945         $4,910              $16,034            34.1%            8.00%


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

         INSURANCE OF DEPOSIT ACCOUNTS. The Association is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.1 basis points, while Bank Insurance Fund ("BIF") members paid 1.2 basis points. By law, there is equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

         The Association's assessment rate for fiscal 1999 ranged from 0.588 to
0.61 basis points and no premium was paid for this period. Payments toward the FICO bonds amounted to $49,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 1999, the Association's limit on loans to one borrower was $3.09 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $205,000.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1999, the Association maintained 92.0% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. The rule effective in the first quarter of 1999 established three tiers of institutions based primarily on an institution's capital level. An institution that exceeded all capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and had not been advised by the OTS that it was in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during the calendar year equal to the greater of
(i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half the excess capital over its capital requirements at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions required prior regulatory approval. Effective April 1, 1999, the OTS's capital distribution regulation changed. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (I.E., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Association, it is a subsidiary of a holding company. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         LIQUIDITY. The Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 4%, but may be changed from time to time by the OTS to any amount within the range of 4% to 10%. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Association's liquidity ratio for December 31, 1999 was 20.87%, which exceeded the applicable requirements. The Association has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 1999 totalled $32,000.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 1999 of $2.9 million.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980's and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Association's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Association complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Association report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. For its 1999 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

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

         In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. Those rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve capture, it must begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

OHIO TAXATION

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, and (ii) 0.4% times taxable net worth. Under these alternative measures of computing tax liability, the states to which a taxpayer's adjusted total net income and adjusted total net worth are apportioned or allocated are determined by complex formulas. The minimum tax is $50 per year.

         A special litter tax is also applicable to all corporations, including the Company, subject to the Ohio Corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computer Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

         Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions are met. The Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

         The Association is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% for 1999 and 1.3% for 2000 and thereafter of the Association's apportioned book net worth, determined in accordance with Generally Accepted Accounting Principles, less any statutory deduction. As a "financial institution," the Association is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

         DELAWARE TAXATION. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2.  DESCRIPTION OF PROPERTY.

         The Association conducts its business through three banking offices located in Columbiana and Jefferson Counties, Ohio. In December 1999, the Association closed three banking offices operating in Phar-Mor locations. The following table sets forth certain information regarding the Association's offices as of December 31, 1999.

                                                                                                NET BOOK VALUE
                                                             ORIGINAL                           OF PROPERTY OR
                                               LEASED          YEAR           DATE OF              LEASEHOLD
                                                 OR         LEASED OR           LEASE           IMPROVEMENTS AT
 LOCATION                                       OWNED        ACQUIRED        EXPIRATION        DECEMBER 31, 1999
-----------                                   ---------    ------------     ------------    -----------------------
                                                                                                (IN THOUSANDS)
ADMINISTRATIVE/HOME OFFICE:
601 Main Street
Wellsville, Ohio 43968...................       Owned          1989             --                   $470

BRANCH OFFICES:
49028 Foulks Drive
East Liverpool, Ohio 43920...............       Owned          1979             --                   $243

100 Main Street                                Leased          1996             2011                 $177
Wintersville, Ohio 43952.................


ITEM 3.  LEGAL PROCEEDINGS.

         At December 31, 1999, the Association was not involved in any pending legal proceedings. However, from time to time, the Association is involved in legal proceedings occurring in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

         The Company's Common Stock has been traded on the Nasdaq SmallCap Market under the symbol "GCFC" since the Company's initial public offering on December 30, 1998. The following quoted market prices reflect the high and low bid for the Common Stock for the quarters ended:

                         MARCH 31,         JUNE 30,          SEPTEMBER 30,         DECEMBER 31,
                           1999              1999                1999                  1999

                       -------------     -------------     -----------------     -----------------

High..............        $10.813           $11.375               $13.25              $  16.75
Low...............          10.25             10.25                10.75                11.875
Dividends.........          --                 0.05                 0.05                  0.06


         The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 1999, there were 1,841,927 shares of Common Stock outstanding and approximately 619 holders of record.

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

MANAGEMENT STRATEGY

         The Company is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate single-family residential mortgage loans and short-term consumer loans. To a lesser extent, the Company also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management's efforts in increasing the Company's volume of shorter-term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Company's residential mortgage business. The Company's deposits are insured up to the maximum allowable amount by the SAIF, and administered by the FDIC. The Company also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

         The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. The Company is also not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.

MANAGEMENT OF MARKET RISK

         GENERAL. Market risk is the risk of loss from adverse changes in market prices and rates. The Company's market risk arises primarily from interest-rate risk inherent in its lending and deposit-taking activities. The Company, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the Company's principal financial objectives is to achieve long-term profitability while reducing and managing its exposure to fluctuations in interest rates. To that end, management actively monitors and manages its interest rate risk exposure.

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

         The Company has sought to reduce exposure of its earnings to changes in market interest rates by managing asset and liability maturities and interest rates primarily through the use of adjustable-rate mortgage-backed securities and, subject to market conditions, adjustable-rate mortgage loans and by extending the maturities of it interest-bearing liabilities. In the current low interest rate environment, customer demand for adjustable-rate mortgage loans has been limited.

         QUANTITATIVE ASPECTS OF MARKET RISK. As part of its interest rate risk analysis, the Association uses an interest rate sensitivity model which generates estimates of the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Association's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Association's NPV as of December 31, 1999, as calculated by the OTS.


                                                                                                 NPV AS A % OF
                                                                                                   PORTFOLIO
                                               NET PORTFOLIO VALUE                              VALUE OF ASSETS
    CHANGE IN INTEREST             -------------------------------------------------       ------------------------
   RATES IN BASIS POINTS                                                                     NPV
       (RATE SHOCK)                 AMOUNT           $ CHANGE            % CHANGE           RATIO          CHANGE
---------------------------        ---------        -----------        -------------       -------        ---------
            300                      $14,501            $(7,078)                 (33)       11.47              (439)
            200                       16,891             (4,689)                 (22)       13.03              (283)
            100                       19,319             (2,260)                 (10)       14.53              (133)
          Static                      21,579                 --                   --        15.86                --
           (100)                      23,265              1,686                    8        16.78                92
           (200)                      24,377              2,797                   13        17.33               147
           (300)                      24,979              3,400                   16        17.56               170


         As illustrated in the table, the Association's NPV declines in a rising interest rate environment. Specifically, the table indicates that, at December 31, 1999, the Association's NPV was $21.6 million (or 15.86% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $4.7 million or 22% decline in the Association's NPV and would result in a 283 basis point or 17.8% decline in the Association's NPV ratio to 13.03%. The percentage decline in the Association's NPV at December 31, 1999 was within the limit in the Association's Board-approved guidelines.

         In evaluating the Association's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or period to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Furthermore, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in case of an interest rate increase. Therefore, the actual effect of changing interest rates may differ from that presented in the foregoing table.

         The Board of Directors and management of the Association believe that certain factors afford the Association the ability to operate successfully despite its exposure to interest rate risk. The Association manages its interest rate risk by attempting to originate adjustable-rate loans as market conditions allow, purchasing adjustable-rate mortgage-backed securities, maintaining capital well in excess of regulatory requirements and by selling fixed rate one-to four-family real estate loans, except such loans that bear an interest rate above levels established from time to time by the Association's board of directors based on current market rates.

         AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Association at and for the years ended December 31, 1999, 1998 and 1997. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown, except where otherwise noted, and reflect annualized yields and costs. Average balances are derived from average monthly balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.


                                                         FOR THE YEARS ENDED DECEMBER 31,
                                -----------------------------------------------------------------------------------
                                           1999                        1998                        1997
                                --------------------------  --------------------------  ---------------------------
                                                   AVERAGE                     AVERAGE                      AVERAGE
                                 AVERAGE           YIELD/    AVERAGE           YIELD/    AVERAGE             YIELD/
                                 BALANCE  INTEREST  RATE     BALANCE  INTEREST  RATE     BALANCE  INTEREST    RATE
                                --------- -------- -------  --------- -------- -------  --------- --------  -------
                                                              (DOLLARS IN THOUSANDS)

INTEREST EARNING ASSETS:
Interest-bearing deposits..      $  3,587 $    145   4.04%   $5,840   $   138   2.36%    $2,892   $   100    3.46%
Investment securities (1):
   Taxable.................        59,498    3,727   6.26    48,587     3,428   7.06     59,325     4,107    6.89
   Non-taxable(2)..........           129        8   9.40       248        15   9.16        291        18    9.36
Loans (3)..................        67,434    5,227   7.75    60,797     5,020   8.26     53,484     4,405    8.24
FHLB stock.................         2,787      196   7.03     2,592       186   7.18      2,412       173    7.17
                                 --------  -------         --------   -------          --------   -------
   Total interest-earning as      133,435    9,303   6.97   118,064     8,787   7.44    118,404     8,803    7.42
Non-interest-earning assets...      4,103                     3,268                       3,718
                                 --------                  --------                    --------
   Total assets.........         $137,538                  $121,332                    $122,122
                                 ========                  ========                    ========

INTEREST-BEARING LIABILITIES:
Deposits:
   NOW accounts............      $  6,256      150   2.40    8,478        206   2.43      7,611       200    2.63
   Money market accounts...         3,020      103   3.41    2,575         85   3.30      2,741        92    3.36
   Savings accounts........        22,222      556   2.50   23,586        696   2.95     23,424       724    3.09
   Certificates of deposit.        43,231    2,337   5.41   44,775      2,499   5.58     41,001     2,351    5.73
                                 --------  -------         -------    -------           -------   -------
   Total deposits.......           74,729    3,146   4.21   79,414      3,486   4.39     74,777     3,367    4.50
FHLB advances and other
   borrowings..............        29,779    1,568   5.27   25,595      1,477   5.77     31,907     1,906    5.97
                                 --------  -------         -------    -------           -------   -------
   Total interest-bearing
       liabilities.......         104,508    4,714   4.55  105,009      4,963   4.73    106,684     5,273    4.94
                                           -------   ----             -------   ----              -------    ----
Non-interest-bearing liabilities    2,105                    1,331                        1,814
                                 --------                  -------                     --------
   Total liabilities....          106,613                  106,340                      108,498
Equity.....................        30,925                   14,992                       13,624
                                 --------                  -------                     --------
   Total liabilities and equity  $137,538                 $121,332                     $122,122
                                 ========                 ========                     ========
Net interest-earning assets      $ 28,927                 $ 13,055                     $ 11,720
                                 ========                 ========                     ========
Net interest income/interest rate
 spread (4)..............                  $4,589    2.42%             $3,824   2.71%              $3,530    2.48%
                                           ======    ====              ======   ====              =======    ====
Net interest margin as a percentage
 of interest-earning assets (5)                      3.44%                      3.31%                        2.98%
                                                     ====                       ====                         ====
Ratio of interest-earning assets
 to interest-bearing liabilities   127.68%                  112.43%                      111.22%
                                 ========                 ========                     ========

(1) Includes investment securities available-for-sale and held-to-maturity, mortgage-related securities available-for-sale and held-to-maturity.
(2) Yield/Rate is presented on a taxable equivalent basis using the Federal income tax marginal rate of 34%.
(3) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.
(4) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.
(5) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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


                                        YEAR ENDED                 YEAR ENDED                  YEAR ENDED
                                    DECEMBER 31, 1999           DECEMBER 31, 1998          DECEMBER 31, 1997
                                  COMPARED TO YEAR ENDED     COMPARED TO YEAR ENDED      COMPARED TO YEAR ENDED
                                    DECEMBER 31, 1998           DECEMBER 31, 1997          DECEMBER 31, 1996
                                --------------------------  -------------------------  --------------------------
                                   INCREASE/                   INCREASE/                  INCREASE/
                                (DECREASE) DUE TO            (DECREASE) DUE TO         (DECREASE) DUE TO
                                ----------------            ----------------           ----------------
                                 RATE     VOLUME     NET     RATE    VOLUME     NET     RATE    VOLUME      NET
                                -------   ------   -------  -------  -------  -------  -------  -------   -------
                                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
 Interest-earning deposits..    $   74    $  (64)  $    7   $   (39) $    77  $    38  $   (19) $   (19)  $   (38)
  Investment securities:
     Taxable................      (413)      712      299        94     (773)    (679)      28     (145)     (117)
     Non-taxable............         1        (8)      (7)       (1)      (2)      (3)       3      (11)       (8)
  Loans.....................      (320)      527      207        11      604      615      (24)     361       337
  FHLB......................        (4)       14       10          -      13       13        4       12        16
                                -------   -------  -------  -------- -------- -------- -------- --------  --------
     Total interest-earning
       asseets                  $ (662)   $1,178   $  516   $    65  $   (81) $   (16) $    (8) $   198   $   190
                                =======   ======   ======   ======== ======== ======== ======== ========  ========

INTEREST-BEARING LIABILITIES:
 Deposits:
  NOW accounts..............    $   32    $  (88)  $  (50)  $   (16) $    22  $     6  $    (7) $    10   $     3
  Money market accounts.....         3        15       18        (1)      (6)      (7)       2       (5)       (3)
  Savings accounts..........      (101)      (39)    (140)      (33)       5      (28)      (1)     (34)      (35)
  Certificates of deposit...       (77)      (85)    (162)      (64)     212      148      (17)     187       170
  FHLB advances and other
   borrowings.............        (137)      220       91       (63)    (366)    (429)       3      (62)      (59)
                                -------   -------  ------   -------- -------- -------- -------- --------  --------
     Total interest-bearing
       liabilities........      $ (281)   $   32   $ (249)  $  (177) $  (133) $  (310) $   (20) $    96   $    76
                                =======   =======  =======  ======== ======== ======== ======== =======   =======
Increase(decrease) in net
 interest income..............  $ (381)   $1,146   $  765   $   242  $    52  $  294   $    12  $   102   $   114
                                =======   =======  =======  ======== ======== ======== ======== =======   =======


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 1999 AND DECEMBER 31, 1998

         Total assets of the Company were $142.5 million at December 31, 1999, compared to $133.4 million at December 31, 1998, representing an increase of $9.1 million, or 6.79%. The primary component in the increase in total assets was a $20.7 million increase in investment and mortgage-backed securities and a $9.2 million increase in loans, which was partially offset by a decrease in cash and cash equivalents of $21.1 million. The increase in assets was primarily funded by net proceeds from the conversion from a mutual association to a stock company on December 31, 1998 which were held in interest-bearing deposits in other banks at December 31, 1998. The increase in loans was primarily due to a $6.1 million increase in single-family loans and a $2.5 million increase in consumer loans. The changes in the balance sheets and the factors that caused the changes are discussed below.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $21.1 million, from $26.0 million at December 31, 1998 to $4.9 million at December 31, 1999. The decrease was primarily the result of the $17.2 million of net proceeds from the conversion, which the Company had received on December 31, 1998, which was used to fund increases in securities and loans during 1999.

         SECURITIES. Total securities increased $20.7 million, or 54.86%, from $37.8 million at December 31, 1998 to $58.5 million at December 31, 1999. The increase was primarily in U.S. Government and federal agency securities which increased $20.5 million from the prior year due to management investing a significant portion of the proceeds from the offering in the securities portfolio until such time that the proceeds can be used to fund loan growth.

         LOANS. Loans, including loans held for sale, increased $9.2 million, or 14.39%, from $64.1 million at December 31, 1998 to $73.3 million at December 31, 1999. Average loans comprised 50.54% of interest-earning assets in 1999 compared to 51.49% in 1998. The increase in loans was primarily due to an increase in single-family real estate loans, including loans held for sale, of $5.1 million, or 10.98%. In addition, consumer loans increased $2.5 million, or 16.07%, as management continued its efforts to expand the consumer lending portfolio during 1999.

         DEPOSITS AND BORROWINGS. The Company's deposits are obtained primarily from individuals and businesses in its market area. Total deposits decreased $8.8 million, or 10.40%, from $84.6 million at December 31, 1998 to $75.8 million at December 31, 1999. The decline occurred primarily in non-interest bearing deposits which decreased $4.4 million and certificates of deposits, which decreased $3.2 million. The decrease in non-interest-bearing deposits was primarily due to an increase in short-term funds at December 31, 1998 which were withdrawn in early 1999 and not due to a significant change in number of accounts or average balances of the non-interest bearing deposits. Advances from the FHLB were used to fund loan growth and the decline in deposit accounts.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 1999 AND DECEMBER 31, 1998

         GENERAL. Net income for the year ended December 31, 1999 decreased by $253,000 or 119.91%, from $211,000 for the year ended December 31, 1998 to ($42,000) for the year ended December 31, 1999. The decrease was primarily due to the $917,000 charge taken as a result of management's decision to close three in-store branches during the fourth quarter of 1999. Management decided to close the branches based on its analysis that the costs incurred to close the branches was less than the continuing costs of operating the branches and based on its projections that the branches would not achieve the necessary growth in the near term to provide a positive contribution to earnings.

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

         Net interest income increased approximately $765,000 or 20.01%, from $3.8 million for the year ended December 31, 1998 to $4.6 million for the year ended December 31, 1999. The increase was due to a $516,000, or 5.87%, increase in interest income as well as a $249,000, or 5.02% decrease in interest expense. The increase in interest income consisted of a $1,178,000 increase due to increased average volume of interest-earning assets and a $662,000 decrease due to decreasing interest rates. The decrease in interest expense resulted from a $281,000 decrease from the decline in average interest rates, which was partially offset by a $32,000 increase from the increase in average interest-bearing balances.

         Average loans outstanding for the year ended December 31, 1999 increased $6.6 million, or 10.92%, compared to average loans outstanding for the year ended December 31, 1998, and average securities increased $10.8 million, or 22.10%, compared to the prior year. For the year ended December 31, 1999, the Association experienced a decrease in average yield on assets of 47 basis points and a decrease in the average cost of liabilities of 18 basis points. The combination of the increase in average earning assets coupled with the decline in interest rates resulted in a $765,000 increase in net interest income over net interest income for the year ended December 31, 1998. Average net interest margin increased 13 basis points from 3.31% for the year ended December 31, 1998 to 3.44% for the year ended December 31, 1999. The Association's interest rate spread decreased 29 basis points from 2.71% for the year ended December 31 1998 to 2.42% for the year ended December 31, 1999.

         The tables appearing elsewhere in this annual report provide a more detailed analysis of the changes in average balances, yields/rates and net interest income identifying that portion of change in average volume versus that portion due to changes in average rates. See "Average Balance Sheet," "Rate/Volume Analysis" and "Weighted Average Yields."

         PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as past experience, prevailing general economic conditions considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio. No provision for loan losses was recorded during the year ended December 31, 1999. The provision for loan loss recorded during the year ended December 31, 1998 was $154,000. The higher provision during 1998 was due to a $50,000 allocation recorded on a commercial loan taken during 1998 in addition to other factors including a nationwide increase in consumer loan bankruptcies and a strike at a large local employer during 1998. The strike was subsequently settled and the workers affected by the layoffs have returned to work. In addition, while management feels it is appropriate to continue to maintain a higher than historical allowance based on local economic conditions and the national trends indicating increased consumer bankruptcies, the Company did not experience a significant increase in loan charge-off's during the year ended December 31, 1999 compared to 1998. At December 31, 1999, the allowance for loan losses represented 0.50% of total loans compared to 0.60% at December 31, 1998.

         NONINTEREST INCOME. The Company experienced a $25,000, or 7.37%, decrease in noninterest income for the year ended December 31, 1999 from the year ended December 31, 1998. The decrease was primarily due to a $71,000 decrease in the gain on sale of loans. During the second half of 1999, long term fixed rates increased which decreased the volume of long term fixed rates originated and which are the primary loans that the Association sells in the secondary market. In addition, with the increase in rates, management decided to retain more of the mortgage loans originated in the Association's loan portfolio. An increase in service charges and fees of $38,000, or 21.23%, and gains on sale of securities of $17,000 partially offset the decline in the gain on sale of loans.

         NONINTEREST EXPENSE. Noninterest expense for the year ended December 31, 1999 increased $1.3 million, or 34.47%, as compared with the year ended December 31, 1998, primarily due to $917,000 charge due to the branch closings previously discussed. Salaries and benefits increased $21,000, or 1.03%, due to an increase in employee salaries and the expense related to the recognition and retention plan implemented in 1999 which were partially offset by a decrease in the ESOP expense during 1999. Because of the timing of the ESOP payment in 1998, a greater portion of the shares were allocated which resulted in a larger expense for 1998. The increases in other noninterest expenses including professional fees, data processing and other expenses were based on the growth in the Company and the additional costs associated with becoming a public company.

         INCOME TAXES. The income tax benefit totalled $5,000 for the year ended December 31, 1999 compared to an expense of $117,000 for the year ended December 31, 1998, due to the decrease in income before income taxes.

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

         Net interest income increased approximately $294,000, or 8.33%, from $3,530,000 in 1997 to $3,824,000 in 1998. The primary component of this change was $310,000, or 5.88%, decrease in interest expense. The decrease in interest expense consisted of a $133,000 decrease due to a decrease in average volume of interest-bearing liabilities and a $177,000 decrease due to decreasing average interest rates. The decrease in interest expense was partially offset by a $16,000, or 0.18%, decrease in interest income.

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

         The tables appearing elsewhere in this report provide a more detailed analysis of the changes in average balances, yields/rates and net interest income identifying that portion of change in average volume versus that portion due to change in average rates. See "Average Balance Sheet, "Rate/Volume Analysis" and "Weighted Average Yields."

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

         The provision for loan losses increased to $154,000 from $0 for the year ended December 31, 1998 compared to the year ended December 31, 1997. At December 31, 1998, the allowance for loan losses represented 0.60% of total loans compared to 0.40% at December 31, 1997. The increase in the provision and the allowance for loan losses was due to the continued increase in consumer lending and management's assessment of local economic conditions. The largest portion of the increase in consumer lending relates to an increase in indirect lending. While the Company has had a relatively low amount of charge-offs from its consumer loan portfolio, management believes that national increases in the level of consumer bankruptcies during 1998 and the growth in consumer lending in areas of the Company's market served by the Company's newer branches warranted an increase in the overall level of the allowance for loan losses during 1998. In addition, significant layoffs caused by a strike at facilities of a major employer located in the northern portion of the Company's market area caused management to increase the overall level of the allowance during 1998. The strike was settled during 1998 and the majority of the affected workers have returned to work but the company is currently closing the manufacturing facility. Based on this uncertainty and the Company's position as a major direct and indirect employer in the market area, management determined that an increase in the overall level of the allowance for loan losses was necessary.

Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

         NONINTEREST INCOME. The Company experienced a $98,000, or 40.66%, increase in noninterest income during 1998. The increase was primarily due to $78,000 increase in the gain on sale of loans and a $21,000 gain on the sale of securities.

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

         INCOME TAXES. The provision for income taxes totalled $117,000 in 1998 compared to $207,000 in 1997, due to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits and other borrowings, including advances from the FHLB, loan and mortgage-backed securities repayments and other funds provided by operations. The Company also has the ability to borrow additional funds from the FHLB. The Company maintains investments in liquid assets based upon management's assessment of: (i) the Company's need for funds; (ii) expected deposit flows; (iii) the yields available on short-term liquid assets; and (iv) the objectives of the Company's asset/liability management program. The Company maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Company's average regulatory liquidity ratios were 20.87%, 19.3% and 8.36% for the years ended December 31, 1999, 1998 and 1997, respectively. The Company's regulatory liquidity ratio increased at December 31, 1999 and 1998 due the funds received from the sale of the stock on December 31, 1998. As the conversion proceeds are utilized to fund loan growth or longer term assets, management expects the liquidity ratio to return to more historical levels.

         On February 18, 2000, the Board of Directors approved a $6 per share cash distribution. Management expects the cash distribution will be a non-taxable return of capital. The $10.2 million cash distribution will be paid to shareholders during the first quarter of 2000. In connection with the cash distribution, the Company plans to obtain a commercial bank loan to fund a portion of the distribution. Management expects to repay the commercial bank loan from the receipt of dividends from the Association subsidiary during early 2001. The dividends from the Association to the Company are subject to regulatory approval and cannot be assured. However, management expects to receive regulatory approval for the dividends. Management anticipates an increase in interest expense for the Company due to the additional debt obtained to fund a portion of the cash distribution.

         The Company's Employee Stock Ownership Plan holds approximately 154,556 shares of the company's common stock. The trustee of the ESOP expects to purchase additional shares in open market transactions beginning after March 17, 2000 with the $927,000 it will receive from the distribution. In addition, the Company expects to record a one-time compensation expense during the first quarter of 2000 with the pass-through of the special distribution to recipients of awards under the Company's 1999 Stock-

Incentive Plan. However, it is anticipated that the special distribution will also result in a reduction of the Company's ongoing expense with respect to such awards as a result of adjustments to the value of unvested shares subject to awards. The aggregate amount of the additional compensation expense in the first quarter of 2000 is anticipated to be $465,000.

         In February 2000, the Company announced its intention to repurchase up to five percent of its outstanding shares during the subsequent six month period subject to the availability of stock and other market considerations. In addition, the Company expects to consider additional opportunities to repurchase stock in the future.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $(36,000), $837,000 and $656,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Net cash from investing activities consisted primarily of disbursements for loan organizations and the purchase, sales and maturities of investments and mortgage-backed securities. Net cash from financing activities consisted primarily of the net proceeds from sale of stock, activity in deposit accounts and FHLB advances.

         At December 31, 1999, the Company exceeded all of its regulatory capital requirements with a core capital level of $20.6 million, or 15.1%, of adjusted total assets, which is above the required level of $5.4 million, or 4.00%; Tier I capital of $20.6 million, or 33.5%, of risk-weighted assets, which is above the required level of $2.5 million, or 4.00%; and risk-based capital of $20.9 million, or 34.1%, of risk-weighted assets, which is above the required level of $4.9 million, or 8.00%. See "Regulatory Capital Compliance."

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 1999, cash and short-term investments totalled $4.9 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At December 31, 1998, the Company had advances outstanding from the FHLB of $36.4 million and $3.8 million of securities available for sale.

         At December 31, 1999, the Company had outstanding commitments to originate loans of $2.4 million compared to $3.2 million at December 31, 1998. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 1999 totalled $24.5 million. The Company expects that a substantial portion of the maturing certificate accounts will be retained by the Company at maturity. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLB advances to a limited extent or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

YEAR 2000 COMPLIANCE

         Management devoted significant time and attention during 1999 to the task of ensuring the Company was "Year 2000" compliant prior to December 31, 1999. At the present time, the Company has not experienced and management does not anticipate any negative effects from the "Year 2000" issue.

IMPACT OF NEW ACCOUNTING STANDARDS

         Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 2000. This statement is not expected to have a material effect on the Company's consolidated financial position or results of operation.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7.  FINANCIAL STATEMENTS.

         The financial statements listed in the Index to Consolidated Financial Statements at Item 13 of this Form 10-KSB are incorporated by reference to this
Item 7 of Part II of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information relating to a change in auditing firms appears in the Proxy Statement for the annual meeting of stockholders to be held on April 26, 2000 under the section captioned "Proposal 3. Ratification of Appointment of Independent Auditors" and is incorporated herein by reference.

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


                                                                                          DIRECTOR         TERM
 NAME                                    AGE (1)     POSITION(S) HELD (2)                 SINCE(3)      EXPIRES(4)
-------                                 ---------   -----------------------              ----------    ------------
William R. Williams.................       56       Director, President and Chief           1979           2000
                                                       Executive Officer
Jeffrey W. Aldrich..................       57       Director                                1979           2000
Thomas P. Ash.......................       50       Director                                1985           2001
Fred C. Jackson.....................       74       Director                                1977           2001
Gerry W. Grace......................       60       Chairman of the Board                   1986           2002


--------------------------------------
(1) As of December 31, 1999.
(2) Positions listed are for the Company and the Association unless otherwise noted.
(3) Lists date individual first became director of the Association. All Directors of the Company were appointed in 1998, the first year of its incorporation.
(4) Expiration date is the same for the Company and the Association.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         The following table sets forth certain information regarding the executive officers who are not also directors.


 NAME                                    AGE (1)         POSITION(S) HELD
-------                                 ---------       -------------------
John A. Rife......................         44           Executive Vice President and Treasurer
Daniel F. Galeoti.................         44           Vice President of Mortgage Operations
Charles O. Standley...............         46           Vice President of Commercial and Consumer Lending

------------------
(1)  As of December 31, 1999.

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

ITEM 10.          EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

         The information contained under the sections captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

         (a)      Security Ownership of Certain Beneficial Owners.

                  Information required by this item is incorporated herein by reference to the section captioned "Security Ownership of Certain Beneficial Owners" in the Proxy Statement.

         (b)      Security Ownership of Management.

                  Information required by this item is incorporated herein by reference to the section captioned "Proposal 1. Election of Directors--Information with Respect to Nominees, Continuing Directors and Certain Executive Officers," in the Proxy Statement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information set forth under the section captioned "Transaction With Certain Related Persons" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13.          EXHIBITS LIST AND REPORTS ON FORM 8-K.

         (A)      THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT.

                  1.       FINANCIAL STATEMENTS

                           The following consolidated financial statements of
                  the Company and its subsidiaries are filed as part of this document under Item 7:


                  Report of Independent Auditors..................................................................F-2
                  Consolidated Balance Sheets.....................................................................F-3
                  Consolidated Statements of Income...............................................................F-4
                  Consolidated Statements of Changes in Shareholders' Equity......................................F-5
                  Consolidated Statements of Cash Flows...........................................................F-6
                  Notes to Consolidated Financial Statements......................................................F-7


                  2.       FINANCIAL STATEMENT SCHEDULES

                  All schedules have been omitted because the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

         (B)      REPORTS ON FORM 8-K FILED DURING THE LAST QUARTER OF 1999

                  No reports were filed on Form 8-K during the last quarter of 1999.

         (C) EXHIBITS REQUIRED BY SECURITIES AND EXCHANGE COMMISSION REGULATION S-B

                  EXHIBIT
                  NUMBER
                  -------

                  3.1      Certificate of Incorporation of Grand Central Financial Corp.(1)
                  3.2      Bylaws of Grand Central Financial Corp.(1)
                  10.1     Employment Agreement between Grand Central Financial Corp. and William R.
                           Williams(2)
                  10.2     Employment Agreement between Grand Central Financial Corp. and John A. Rife(2)
                  10.3     Employment Agreement between Grand Central Financial Corp. and Daniel F.
                           Galeoti(2)
                  10.4     Employment Agreement between Grand Central Financial Corp. and Charles O.
                           Standley(2)
                  10.5     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and William R. Williams(2)
                  10.6     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and John A. Rife(2)
                  10.7     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and Daniel F. Galeoti(2)
                  10.8     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and Charles O. Standley(2)
                  10.9     Form of Central Federal Savings and Loan Association of Wellsville Employee
                           Severance Compensation Plan(1)
                  10.10    Form of Central Federal Savings and Loan Association of Wellsville Supplemental
                           Executive Retirement Plan(1)
                  10.11    Amended and Restated Incentive Stock Option Plan(1)
                  11.0     Statement Re: Computation of Per Share Earnings(3)
                  16       Letter on Change in Certifying Accountant(3)
                  21       Subsidiaries Information Incorporated Herein By Reference to Part 1--Subsidiary
                           Activity
                  23       Consent of Independent Auditors(3)
                  27       Financial Data Schedule(3)

                  --------------------
                  (1) Incorporated by reference into this document from the
                      Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.
                  (2) Incorporated by reference into this document from the
                      Annual Report on Form 10-KSB, filed by the Company on December 31, 1998.
                  (3) Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GRAND CENTRAL FINANCIAL CORP.

                                             /s/ William R. Williams
                                             -----------------------------------
                                             William R. Williams
                                             President, Chief Executive Officer
                                               and Director

         Pursuant to the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



              NAME                                   TITLE                                DATE
              ----                                   -----                                ----
  /s/ William R. Wiliams                    President, Chief Executive               March 20, 2000
------------------------------------        Officer and Director
William R. Williams                         (principal executive officer)


  /s/ John A. Rife                          Executive Vice President                 March 20, 2000
------------------------------------        and Treasurer (principal accounting
John A. Rife                                and financial officer)


  /s/ Gerry W. Grace                        Chairman of the Board                    March 20, 2000
------------------------------------
Gerry W. Grace

  /s/ Jeffrey W. Aldrich                    Director                                 March 20, 2000
------------------------------------
Jeffrey W. Aldrich

  /s/ Thomas P. Ash                         Director                                 March 20, 2000
------------------------------------
Thomas P. Ash

  /s/ Fred C. Jackson                       Director                                 March 20, 2000
------------------------------------
Fred C. Jackson