Form 10QSB
period 2000-03-31
GRAND CENTRAL FINANCIAL CORP
filed 2000-05-15
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
          OF 1934
               For the quarterly period ended March 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 For the transition period from            to
                                            ----------    -------------

                         Commission File Number 0-25945

                          GRAND CENTRAL FINANCIAL CORP.
                          -----------------------------
        (Exact name of small business issuer as specified in its charter)

           DELAWARE                                          34-1877137
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

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes   X          No
              -----           -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

       Class:                                Outstanding at May 1, 2000
Common stock, $0.01 par value                1,775,927 common shares

Transitional Small Business Disclosure format (check one) Yes [ ] No [X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2000
                                      INDEX



PART I.  Financial Information

                                                                                           PAGE
Item 1. - Financial Statements (unaudited)

      Consolidated Balance Sheets as of March 31, 2000 and
      December 31, 1999 ................................................................      3

      Consolidated Statements of Income for the three months ended
      March 31, 2000 and 1999...........................................................      4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the three months ended March 31, 2000.........................................      5

      Consolidated Statements of Comprehensive Income for the three months
      ended March 31, 2000 and 1999.....................................................      6

      Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2000 and 1999.....................................................      7

      Notes to Consolidated Financial Statements .......................................      8


Item 2. - Management's Discussion and Analysis or Plan of Operation.....................     13


PART II.  Other Information

Item 1.  Legal Proceedings..............................................................     18
Item 2.  Changes in Securities..........................................................     18
Item 3.  Defaults Upon Senior Securities................................................     18
Item 4.  Submission of Matters to a Vote of Security Holders............................     18
Item 5.  Other Information..............................................................     18
Item 6.  Exhibits and Reports on Form 8-K...............................................     18

Signatures


                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
--------------------------------------------------------------------------------



                                                                                  March 31,           December 31,
                                                                                    2000                  1999
                                                                                    ----                  ----
ASSETS                                                                                    (unaudited)
     Cash and amounts due from depository institutions                       $           1,028    $           2,597
     Interest-bearing deposits in other banks                                            4,038                2,331
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                                 5,066                4,928
     Time deposits with other banks                                                      7,000
     Securities available for sale                                                       3,716                3,795
     Securities held to maturity (estimated fair value
         of $37,490 in 2000 and $52,300 in 1999)                                        39,852               54,708
     Loans held for sale                                                                    78                  147
     Loans, net                                                                         76,073               73,177
     Federal Home Loan Bank stock, at cost                                               2,945                2,895
     Premises and equipment, net                                                         1,188                1,244
     Accrued interest receivable                                                           735                  983
     Other assets                                                                          823                  620
                                                                             -----------------    -----------------

              Total assets                                                   $         137,476    $         142,497
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits

         Noninterest-bearing                                                 $           2,392    $           1,090
         Interest-bearing                                                               76,195               74,743
                                                                             -----------------    -----------------
              Total deposits                                                            78,587               75,833
     Federal Home Loan Bank advances                                                    32,386               36,419
     Loan payable                                                                        7,000                    -
     Advance payments by borrowers for taxes and insurance                                 424                  550
     Accrued interest payable                                                              336                  178
     Other liabilities                                                                     248                  317
                                                                             -----------------    -----------------
         Total liabilities                                                             118,981              113,297
                                                                             -----------------    -----------------

Commitments and contingencies

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                                  19                   19
     Additional paid-in capital                                                          8,294               18,595
     Retained earnings, substantially restricted                                        13,818               14,010
     Unearned stock based incentive plan shares                                           (442)                (934)
     Treasury stock, 96,944 shares, at cost                                             (1,285)              (1,285)
     Unearned employee stock ownership plan shares                                      (1,940)              (1,231)
     Accumulated other comprehensive income                                                 31                   26
                                                                             -----------------    -----------------
         Total shareholders' equity                                                     18,495               29,200
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $         137,476    $         142,497
                                                                             =================    =================



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amount)
--------------------------------------------------------------------------------



                                                       Three months ended
                                                             MARCH 31,
                                                             ---------
                                                     2000               1999
                                                     ----               ----
INTEREST INCOME                                            (unaudited)
     Loans, including fees                  $        1,479    $         1,297
     Interest on securities:
         Taxable                                       824                877
         Non-taxable                                     -                  3
     Interest-bearing deposits in banks                147                 97
                                                    ------             ------
         Total interest income                       2,450              2,274

INTEREST EXPENSE
     Deposits                                          759                817
     FHLB borrowings                                   496                283
                                            --------------    ---------------
         Total interest expense                      1,255              1,100

NET INTEREST INCOME                                  1,195              1,174

Provision for loan losses                                -                  -
                                            --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                          1,195              1,174

NON-INTEREST INCOME
     Service charges                                    56                 49
     Gain on sale of loans                               -                 12
     Gain on sale of securities                          6                 11
     Other income                                       14                 20
                                            --------------    ---------------
         Total non-interest income                      76                 92

NON-INTEREST EXPENSE
     Salaries and employee benefits                    930                446
     Net occupancy expense                              98                131
     Data processing expense                            38                 42
     Franchise taxes                                    83                 64
     Other expenses                                    245                261
                                            --------------    ---------------
         Total non-interest expense                  1,394                944

Income (loss) before income taxes                     (123)               322
Income tax expense (benefit)                           (42)               103
                                            --------------    ---------------
Net income (loss)                           $          (81)   $           219
                                            ==============    ===============

Basic and diluted earnings (loss) per share           (.05)              0.12


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------
                      (In thousands, except per share data)



                                                                                                        Unearned       Unearned
                                                                                                        Employee         Stock
                                                                        Additional                       Stock           Based
                                                      Common             Paid in         Retained       Ownership       Incentive
                                                        Stock            Capital         Earnings       Plan Shares    Plan Shares
                                                        -----            -------         --------       -----------    -----------
Balances at December 31, 1999 (unaudited)              $        19     $    18,595    $    14,010    $    (1,231)    $      (934)

Return of capital - $6.00 per share                                        (10,313)                         (738)
Commitment to release ESOP shares                                               12                            29
Release of incentive shares                                                                                                  492
Cash dividends                                                                               (111)
Comprehensive income:

Net loss                                                                                      (81)
Change in unrealized
  gain (loss) on securities

  available-for-sale, net of tax


     Total Comprehensive Income (loss)
                                                       -----------     ----------     ----------     -----------     -----------
Balances at March 31, 2000 (unaudited)                 $        19     $     8,294    $    13,818    $    (1,940)    $      (442)
                                                       ===========     ===========    ===========    ===========     ===========




                                                                      Accumulated
                                                                          Other            Total
                                                          Treasury    Comprehensive     Shareholders
                                                           Stock          Income           Equity
                                                           -----          ------           ------
Balances at December 31, 1999 (unaudited)              $    (1,285)    $        26    $    29,200

Return of capital - $6.00 per share                                                       (11,051)
Commitment to release ESOP shares                                                              41
Release of incentive shares                                                                   492
Cash dividends                                                                               (111)
Comprehensive income:

Net loss                                                                                      (81)
Change in unrealized
  gain (loss) on securities

  available-for-sale, net of tax                                                 5              5
                                                                                      -----------

     Total Comprehensive Income (loss)                                                        (76)
                                                       -----------     -----------    -----------
Balances at March 31, 2000 (unaudited)                 $    (1,285)    $        31    $    18,495
                                                       ===========     ===========    ====--=====


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

-------------------------------------------------------------------------------



                                                    Three Months Ended
                                                          MARCH 31,
                                                 -----------------------
                                                 2000               1999
                                                 ----               ----
                                                       (unaudited)

NET INCOME (LOSS)                           $           (81)   $          219

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                           9                 4
   Less:  Reclassified adjustment for
          accumulated gains included
          in net income                                   4                 7
                                            ---------------    --------------
   Unrealized gains (losses) on
      securities                                          5                (3)
                                            ---------------    --------------


COMPREHENSIVE INCOME (LOSS)                 $           (76)   $          216
                                            ===============    ==============



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
--------------------------------------------------------------------------------



                                                                                            Three Months Ended
                                                                                                 MARCH 31,
                                                                                                 ---------
                                                                                          2000               1999
                                                                                          ----               ----
                                                                                                (unaudited)

NET CASH FROM OPERATING ACTIVITIES                                              $           645    $            887

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                         (118)               (690)
         Proceeds from sales                                                                124                 134
         Proceeds from maturities and payments                                              144                 922
     Securities held to maturity
         Purchases                                                                            -             (34,857)
         Proceeds from maturities and payments                                           14,807               4,615
     Increase in time deposits with other banks                                          (7,000)                  -
     Net change in loans                                                                 (2,896)               (984)
     Purchases of premises and equipment                                                      -                (111)
                                                                                ---------------    ----------------
         Net cash from investing activities                                               5,061             (30,971)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                               2,754              (4,459)
     Net change in escrow accounts                                                         (126)               (392)
     Proceeds from loan payable                                                           7,000                   -
     Return of capital                                                                  (11,051)                  -
     Cash dividends                                                                        (111)                  -
     Proceeds from long-term FHLB advances                                               14,400              14,700
     Repayment of long-term FHLB advances                                               (18,434)               (827)
                                                                                ---------------    ----------------
         Net cash from financing activities                                              (5,568)              9,022

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        138             (21,062)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          4,928              26,026
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         5,066    $          4,964
                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
         Interest                                                               $         1,097    $            958
         Income taxes                                                                         -                   -



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, amounts in thousand.

BASIS OF PRESENTATION: These interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at March 31, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the three month period ended March 31, 2000 and 1999 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 1999, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and the Association. All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS:

The Company is engaged in the business of banking with operations and four offices in Wellsville, Ohio and surrounding areas, which are primarily light industrial areas. These communities are the source of substantially all of the Company's deposits and loan activities. The Company's primary source of revenue is single-family residential loans to middle income individuals.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the value of loans held for sale.

INVESTMENT AND MORTGAGE-BACKED SECURITIES:
Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan bank stock are carried at cost.

--------------------------------------------------------------------------------

                                   (Continued)

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INVESTMENT AND MORTGAGE-BACKED SECURITIES: (continued)

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

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

--------------------------------------------------------------------------------

                                   (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

INCOME TAXES:
Income tax expense is based on the effective tax rate expected to be applicable for the entire year. The Company follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences". A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

EARNINGS PER SHARE:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,650,718 and 1,805,871 and diluted weighted average share were 1,664,246 and 1,805,871 for March 31, 2000 and 1999.

COMPREHENSIVE INCOME:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of shareholders' equity.

NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:



                                                                     March 31, 2000
                                                                 Gross             Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost             Gains              Loss                Value
                                                                   (In thousands)
AVAILABLE FOR SALE:
Municipal securities                    $            25     $            1                       $            26
U.S. government and federal
  agencies
Mortgage-backed securities:
     Freddie Mac                                    246                  1    $            (1)               246
     Fannie Mae                                   1,500                 29                                 1,529
     Ginnie Mae                                   1,896                 19                                 1,915
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         3,667     $           50    $            (1)   $         3,716
                                        ===============     ==============    ===============    ===============



--------------------------------------------------------------------------------

                                   (Continued)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES (continued)



                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                                                      (In thousands)
HELD TO MATURITY:
U.S. government and federal
  agencies                              $         7,992                       $          (529)   $         7,463
Corporate notes
Mortgage-backed securities:
     Freddie Mac                                 17,823     $            8               (992)            16,839
     Fannie Mae                                   7,035                  3               (416)             6,622
     CMO's                                        7,002                                  (436)             6,566
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        39,852     $           11    $        (2,373)   $        37,490
                                        ===============     ==============    ===============    ===============




                                                                    December 31, 1999
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                                                      (In thousands)
AVAILABLE FOR SALE:
Municipal securities                    $            25                                          $            25
Mortgage-backed securities:
     Freddie Mac                                    281                       $            (4)               277
     Fannie Mae                                   1,486     $           24                                 1,510
     Ginnie Mae                                   1,963                 20                                 1,983
                                        ---------------    ---------------    ---------------    ---------------
       Total                            $         3,755     $           44    $            (4)   $         3,795
                                        ===============     ==============    ===============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $        21,492                       $          (547)   $        20,945
Mortgage-backed securities:
     Freddie Mac                                 18,455     $           13               (883)            17,585
     Fannie Mae                                   7,210                  6               (389)             6,827
     CMO's                                        7,551                                  (608)             6,943
                                        ---------------     --------------    ----------------   ---------------
       Total                            $        54,708     $           19    $        (2,427)   $        52,300
                                        ===============     ==============    ===============    ===============


--------------------------------------------------------------------------------

                                   (Continued)

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:


                                                                          March 31,                     December 31,
                                                                            2000                            1999
                                                                            ----                            ----
                                                                                      (In thousands)
Loans secured by real estate:
     Construction loans on single family residences                   $      1,368                     $      2,073
     Single family                                                          54,015                           51,560
     Multi-family and commercial                                             1,218                            1,301
Commercial loans                                                               448                              344
Consumer loans                                                              19,395                           18,268
                                                                      ------------                     ------------
                                                                            76,444                           73,546

Allowance for loan losses                                                     (371)                            (369)
                                                                      ------------                     ------------

     Total                                                            $     76,073                     $     73,177
                                                                      ============                     ============


An analysis of the allowance for loan losses is as follows:



                                                                                  Three months ended
                                                                                       March 31,

                                                                            2000                          1999
                                                                            ----                          ----
                                                                                      (In thousands)
Balance, beginning of period                                             $       369                    $       379
Loans charged off                                                                  -                             (7)
Recoveries                                                                         2                              -
Provision for losses                                                               -                              -
                                                                         -----------                    -----------

Balance, end of period                                                   $       371                    $       372
                                                                         ===========                    ===========



NOTE 4 - NOTE PAYABLE

The Company has a note payable with a local institution for $7,000 at a rate of 7.30%. The note is for 10 months with principal and interest paid on the maturity date, January 5, 2001. The note is secured by stock.


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

The following discussion compares the financial condition of Grand Central Financial Corp ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association") at March 31, 2000 to December 31, 1999 and the results of operations for the three months ended March 31, 2000 and 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FORWARD-LOOKING STATEMENTS

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions which are not subject to certain risks and uncertainties for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

     These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's 10-K filing for the year ended December 31, 1999.

     The Company does not undertake - and specifically disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

     The Company does not transact any material business other than through the Association. The Company's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on its loans, mortgage-backed securities, and securities portfolio and its cost of funds, consisting of interest paid on its deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net income is also
--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

affected by, among other things, loan fee income, provisions for loan losses, service charges, operating expenses and franchise and income taxes. The Company's revenues are derived primarily from interest on mortgage loans, consumer loans, mortgage-backed securities and securities, as well as income from service charges and loan originations. The Company's operating expenses principally consist of employee compensation and benefits, occupancy, federal deposit-insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

MANAGEMENT STRATEGY

     The Company is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans and short-term consumer loans. To a lesser extent, the Company also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management's efforts in increasing the Company's volume of shorter-term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Company's residential mortgage business. The Company's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund (the "SAIF"), and administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Company also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

     The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. The Company is also not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 AND DECEMBER 31, 1999

     Total assets of the Company were $137.5 million at March 31, 2000, compared to $142.5 million at December 31, 1999, representing a decrease of $5.0 million, or 3.5%. The primary component in the decrease in total assets was a $14.9 million decrease in total securities (including securities available for sale and held to maturity) which was partially offset by an increase in time deposits with other banks and an increase in loans. The decrease in assets was primarily due to the securities
--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

being converted to help fund the return of capital. The Company also increased its long term debt by $7,000 through a note payable, to help fund the return of capital. Shareholders' equity decreased $10.7 million or 36.7% from December 31, 1999 mostly due to the return of capital.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND MARCH 31, 1999

     GENERAL. Net income for the three months ended March 31, 2000 decreased by $300,000 or 137.0% from $219,000 for the three months ended March 31, 1999 to a net loss of $81,000 for the three months ended March 31, 2000. The decrease was primarily due to the increase in salaries and employee benefits which doubled due to an acceleration of expense for the stock based incentive plan in conjunction with the return of capital. The return of capital triggered additional expense for the stock based incentive plan when the return of capital for the shares in the plan was passed through to the plan participants.

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

     Net interest income increased approximately $21,000, or 1.8%, from $1,174,000 for the three months ended March 31, 1999 to $1,195,000 for the three months ended March 31, 2000. The primary reason for this change was an increase in interest income of $176,000, or 7.7%. The increase in interest income was due to an increase in average earning assets. The growth was partially offset due to the increase in interest expense of approximately $155,000 or 14.1% from the three months ended March 31, 1999. The increase in expense was primarily due to the increase in FHLB advances.

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

     No provision for loan losses was recorded during the three months ended March 31, 2000 or 1999. At March 31, 2000, the allowance for loan losses represented 0.48% of total loans compared to 0.50% at December 31, 1999. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.
--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

     NON-INTEREST INCOME. The Company experienced a $16,000, or 17.4%, decrease in non-interest income during the first three months of 2000 compared to the same period in 1999. The decrease was primarily due to the decrease in gains on sales of loans and securities. The Company sold less loans during the first quarter due to the increase in rates on long term fixed rate loans which reduced the volume of fixed rate one-to-four family mortgage loans which the Company typically sells. In addition, management decided to keep a greater portion of the fixed rate one to-four family mortgage loans originated in its portfolio as it felt that the new loans originated were at attractive yields compared to other loan and investment options.

     NONINTEREST EXPENSE. Noninterest expense increased $451,000, or 47.8%, during the first three months of 2000 compared to the same period in 1999 primarily due to an increase of $484,000 or 108.5% in salaries and benefits expense. The majority of the increase in salary and benefits expense was due to an expense $492,000 associated with the stock based incentive plan. The stock based incentive plan was not approved by the shareholders until July, 1999 so there was no expense recorded for the plan in the first quarter of 1999. In addition, of the $492,000 increase, $465,000 was due to an acceleration of the stock based incentive plan expense recorded in conjunction with the return of capital which was immediately passed through to plan participants. The future expense related to stock based incentive plan for shares currently awarded will be reduced by approximately $9,000 per month due to the accelerated expense recorded during the first quarter of 2000. Excluding the additional expense related to the stock based incentive plan, salary and benefit expense decreased in the first quarter of 2000 compared to the same period in 1999. In addition, occupancy and data processing expense decreased in 2000 from the same period in 1999. The decrease in salary and benefit expense, occupancy and data processing is directly related to costs savings achieved based on management's decision to close three in-store branches in the fourth quarter of 1999.

     INCOME TAXES. The provision for income taxes totaled a benefit of $42,000 for the three months ended March 31, 2000 compared to an expense of $103,000 for the three months ended March 31, 1999, due to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be
--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At March 31, 2000, the Association's liquidity ratio was 22.3%.

     At March 31, 2000, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $21.1 million, or 15.32%, of total adjusted assets, which is above the required level of $5.5 million, or 4.0%; core capital of $21.1 million, or 33.16%, of adjusted total assets, which is above the required level of $5.5 million, or 4.0%; and risk-based capital of $21.5 million, or 33.78%, of risk-weighted assets, which is above the required level of $5.1 million, or 8.0%.

     The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 2000, cash and cash equivalents totaled $5.1 million, or 3.7% of total assets.

     The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2000, the Association had unused borrowing capacity from the FHLB of $26.5 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

YEAR 2000 COMPLIANCE

     As of March 31, 2000, the Company has experienced no Year 2000 related problems. Management continues to monitor systems for problems which may be related to the Year 2000 issue.


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item  1.-Legal Proceedings.

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations or cash flows.

Item 2.-Changes in Securities and Use of Proceeds.
          None

Item 3.-Defaults Upon Senior Securities.
          None

Item 4.-Submission of Matters to a Vote of Security Holders.
          None

Item 5.-Other Information.
          None

Item 6.-Exhibits and Reports on Form 8-K.

(a)  Exhibits



3.1      Certificate of Incorporation of Grand Central Financial Corp.(1)
3.2      Bylaws of Grand Central Financial Corp.(1)
10.1     Employment Agreement between Grand Central Financial Corp. And William
         R. Williams(2)
10.2     Employment Agreement between Grand Central Financial Corp. And John A.
         Rife(2)
10.3     Employment Agreement between Grand Central Financial Corp. And Daniel
         F. Galeoti(2)
10.4     Employment Agreement between Grand Central Financial Corp. And Charles
         O. Standley(2)
10.5     Employment Agreement between Central Federal Savings and Loan
         Association of Wellsville and William R. Williams(2)
10.6     Employment Agreement between Central Federal Savings and Loan
         Association of Wellsville and John A. Rife(2)
10.7     Employment Agreement between Central Federal Savings and Loan
         Association of Wellsville and Daniel F. Galeoti(2)
10.8     Employment Agreement between Central Federal Savings and Loan
         Association of Wellsville and Charles O. Standley(2)
10.9     Form of Central Federal Savings and Loan Association of Wellsville
         Employee Severance Compensation Plan(1)
10.10    Form of Central Federal Savings and Loan Association of Wellsville
         Supplemental Executive Retirement Plan(1)
10.11    Amended and Restated Incentive Stock Option Plan(1)
--------------------------------------------------------------------------------


                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

16       Letter on Change in Certifying Accountant(3)
27.0     Financial Data Schedule
--------------------------------------------------------------------------------

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.
(2) Incorporated by reference into this document from the Annual Report on Form 10-KSB, filed by Company for the year ended December 31, 1998.
(3) Incorporated by reference into this document from the Annual Report on Form 10-KSB, filed by the Company for the year ended December 31, 1999.

(b)  Reports on Form 8-K

     On February 9, 2000 the Company filed a Form 8-K, reporting the expiration of the ten day notice period prior to the repurchase of up to 5% of the Company's stock.

     On February 18, 2000 the Company filed a Form 8-K, reporting the declaration of a special cash distribution in the amount of $6.00 per share to each shareholder of record on March 6, 2000 to be payable on March 17, 2000.

     On March 20, 2000 the Company filed a Form 8-K, reporting the declaration of a cash dividend payable April 13, 2000 to shareholders of record on March 30, 2000.


--------------------------------------------------------------------------------

                         GRAND CENTRAL FINANCIAL CORP.
                                   SIGNATURES

--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             GRAND CENTRAL FINANCIAL CORP.
                                             -----------------------------

Dated:  May 15, 2000                         By:    /s/ WILLIAM R. WILLIAMS
                                                ---------------------------
                                                William R. Williams
                                                President and Chief Executive
                                                Officer
                                                (principal executive officer)

Dated:  May 15, 2000                         By:    /s/ JOHN A. RIFE
                                                ----------------------------
                                                John A. Rife
                                                Executive Vice President and
                                                Treasurer
                                                (principal accounting and
                                                financial officer)


--------------------------------------------------------------------------------