Form 10QSB
period 2000-06-30
GRAND CENTRAL FINANCIAL CORP
filed 2000-08-11
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2000

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

             Class:                                 Outstanding at July 31, 2000
Common stock, $0.01 par value                       1,757,927 common shares

Transitional Small Business Disclosure Format (check one)    Yes[ ]     No[X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2000
                                      INDEX





PART I.  Financial Information
                                                                                                           Page
                                                                                                           ----
Item 1 - Financial Statements

      Consolidated Balance Sheets as of June 30, 2000 and
      December 31, 1999 ..............................................................................      3

      Consolidated Statements of Income for the three and six months ended
      June 30, 2000 and 1999..........................................................................      4

      Consolidated Statements of Comprehensive Income for the three and six
      months ended June 30, 2000 and 1999 ............................................................      5

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the six months ended June 30, 2000..........................................................      6

      Condensed Consolidated Statements of Cash Flows for the six months
      ended June 30, 2000 and 1999....................................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2 - Management's Discussion and Analysis or Plan of Operation....................................     14


PART II.  Other Information

Item 1.  Legal Proceedings............................................................................     19
Item 2.  Changes in Securities .......................................................................     19
Item 3.  Defaults Upon Senior Securities..............................................................     19
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     19
Item 5.  Other Information............................................................................     19
Item 6.  Exhibits and Reports on Form 8-K.............................................................     20

Signatures ...........................................................................................     21

                          PART I. FINANCIAL INFORMATION
                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------
                                                                                  June 30,            December 31,
                                                                                    2000                  1999
                                                                                    ----                  ----
ASSETS
     Cash and amounts due from depository institutions                       $           2,422    $           2,597
     Interest-bearing deposits in other banks                                                -                2,331
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                                 2,422                4,928
     Time deposits with other banks                                                      7,000
     Securities available for sale                                                       3,395                3,795
     Securities held to maturity (estimated fair value
         of $36,129 in 2000 and $52,300 in 1999)                                        38,367               54,708
     Loans held for sale                                                                     -                  147
     Total loans                                                                        81,100               73,546
     Less:  Allowance for loan losses                                                     (373)                (369)
                                                                             -----------------    -----------------
         Net loans                                                                      80,727               73,177
     Federal Home Loan Bank stock, at cost                                               3,055                2,895
     Premises and equipment, net                                                         1,150                1,244
     Accrued interest receivable                                                           885                  983
     Other assets                                                                          677                  620
                                                                             -----------------    -----------------

              Total assets                                                   $         137,678    $         142,497
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                                $           1,504    $           1,090
         Interest-bearing                                                               73,026               74,743
                                                                             -----------------    -----------------
              Total deposits                                                            74,530               75,833
     Federal Home Loan Bank advances                                                    37,142               36,419
     Loan payable                                                                        7,000                    -
     Advance payments by borrowers for taxes and insurance                                 610                  550
     Accrued interest payable                                                              385                  178
     Other liabilities                                                                     137                  317
                                                                             -----------------    -----------------
         Total liabilities                                                             119,804              113,297
                                                                             -----------------    -----------------

Commitments and Contingencies

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                                  19                   19
     Additional paid-in capital                                                          8,297               18,595
     Retained earnings, substantially restricted                                        13,893               14,010
     Unearned stock based incentive plan shares                                           (417)                (934)
     Treasury stock, 180,944 shares, at cost                                            (2,009)              (1,285)
     Unearned employee stock ownership plan shares                                      (1,911)              (1,231)
     Accumulated other comprehensive income                                                  2                   26
                                                                             -----------------    -----------------
         Total shareholders' equity                                                     17,874               29,200
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $         137,678    $         142,497
                                                                             =================    =================

-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               (Unaudited) (In thousands, except per share amount)

-------------------------------------------------------------------------------------------------------------------
                                                     Three months ended                  Six months ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   2000               1999             2000              1999
                                                   ----               ----             ----              ----
INTEREST INCOME
     Loans, including fees                  $         1,514    $        1,294     $        2,969    $         2,591
     Interest on securities:
         Taxable                                        879             1,015              1,703              1,892
         Non-taxable                                      -                 2                  1                  5
     Interest-bearing deposits in banks                   5                27                152                124
                                                     ------            ------           --------            -------
         Total interest income                        2,398             2,338              4,825              4,612

INTEREST EXPENSE
     Deposits                                           782               800              1,541              1,617
     FHLB borrowings                                    501               393                998                676
     Loan payable                                       126                 -                150                  -
                                            ---------------    --------------     --------------    ---------------
     Total interest expense                           1,409             1,193              2,689              2,293

NET INTEREST INCOME                                     989             1,145              2,136              2,319

Provision for loan losses                                 -                 -                  -                  -
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             989             1,145              2,136              2,319

NON-INTEREST INCOME
     Service charges                                     51                10                109                 98
     Gain on sale of loans                                3                 -                  3                 12
     Gain on sale of securities                           -                16                  6                 27
     Other income                                        43                44                 56                 25
                                            ---------------    --------------     --------------    ---------------
         Total non-interest income                       97                70                174                162

NON-INTEREST EXPENSE
     Salaries and employee benefits                     452               451              1,382                897
     Net occupancy expense                               91               134                191                265
     Data processing expense                             35                37                 74                 79
     FDIC assessments                                     4                13                  8                 25
     Franchise taxes                                     83                49                166                113
     Other expenses                                     194               314                385                563
                                            ---------------    --------------     --------------    ---------------
         Total non-interest expense                     859               998              2,206              1,942

Income before income taxes                              227               217                104                539
Income tax expense                                       45                42                  3                145
                                            ---------------    --------------     --------------    ---------------
Net income                                  $           182    $          175     $          101    $           394
                                            ===============    ==============     ==============    ===============
Basic and diluted earnings
  per share                                 $           .11    $         0.10     $         0.06    $          0.22

-------------------------------------------------------------------------------------------------------------------
                           See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------
                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   2000               1999             2000              1999
                                                   ----               ----             ----              ----

NET INCOME                                  $           182    $          175     $          101    $           394

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                         (29)                -                (28)               (32)

   Less:  Reclassified adjustment for
          accumulated gains included
          in net income                                   -                11                  4                 18
                                            ---------------    --------------     --------------    ---------------
   Unrealized gains (losses) on
      securities                                        (29)              (11)               (24)               (14)
                                            ---------------    --------------     --------------    ---------------


COMPREHENSIVE INCOME                        $           153    $          164     $           77    $           380
                                            ===============    ==============     ==============    ===============

-------------------------------------------------------------------------------------------------------------------
                          See accompanying notes to consolidated financial statements.

                                                                              5.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------------

                                               (In thousands, except per share data)

                                                                           Unearned    Unearned
                                                                           Employee      Stock               Accumulated     Total
                                                Additional                  Stock        Based                  Other        Share-
                                      Common      Paid in     Retained     Ownership   Incentive   Treasury Comprehensive    holders
                                      Stock       Capital     Earnings    Plan Shares Plan Shares   Stock       Income       Equity
                                      -----       -------     --------    -----------------------   -----       ------       ------
Balances at January 1, 2000          $    19  $    18,595    $  14,010    $  (1,231)  $   (934)   $ (1,285)  $      26   $   29,200

Return of capital - $6.00 per share               (10,313)                     (738)                                        (11,051)
Commitment to release ESOP shares                      15                        58                                              73
Release of incentive shares                                                                517                                  517
Purchase of treasury stock                                                                            (724)                    (724)
Cash dividends                                                    (218)                                                        (218)
Comprehensive income:
Net income                                                         101                                                          101
Change in unrealized
  gain on securities
  available-for-sale, net of tax                                                                                   (24)         (24)
                                     -------  -----------    ---------    ---------   --------   ---------   ---------   ----------

Balances at June 30, 2000            $    19  $     8,297    $  13,893    $  (1,911)  $   (417)   $ (2,009)  $       2   $   17,874
                                     =======  ===========    =========    =========   ========   =========   =========   ==========

-----------------------------------------------------------------------------------------------------------------------------------
                          See accompanying notes to consolidated financial statements.

                                                                              6.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                                  --------
                                                                                           2000               1999
                                                                                           ----               ----

NET CASH FROM OPERATING ACTIVITIES                                              $           820    $            785

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                         (174)               (890)
         Proceeds from sales                                                                124                 366
         Proceeds from maturities and payments                                              476               1,329
     Securities held to maturity
         Purchases                                                                            -             (47,057)
         Proceeds from maturities and payments                                           16,310              20,984
     Increase in time deposits with other banks                                          (7,000)
     Net change in loans                                                                 (7,547)             (2,657)
     Purchases of premises and equipment                                                      -                (119)
                                                                                ---------------    -----------------
         Net cash from investing activities                                               2,189             (28,044)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                              (1,303)             (2,787)
     Net change in escrow accounts                                                           60                (257)
     Proceeds from loan payable                                                           7,000
     Return of capital                                                                  (11,051)
     Cash dividends                                                                        (218)
     Purchase of treasury stock                                                            (725)
     Proceeds from long-term FHLB advances                                               28,120              14,700
     Repayment of long-term FHLB advances                                               (27,398)             (1,571)
                                                                                ---------------    ----------------
         Net cash from financing activities                                              (5,515)             10,085

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (2,506)            (17,174)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          4,928              26,026
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         2,422    $          8,852
                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURES Cash paid during the period for:
         Interest                                                               $         2,647    $          2,249
         Income taxes                                                                         3                 145

-------------------------------------------------------------------------------------------------------------------
                          See accompanying notes to consolidated financial statements.

                                                                              7.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, amounts in thousand.

BASIS OF PRESENTATION: These interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at June 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the three and six month periods ended June 30, 2000 and 1999 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 1999, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Grand Central Financial Corp. and its wholly-owned subsidiary Central Federal Savings and Loan of Wellsville. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              8.

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

--------------------------------------------------------------------------------
                                  (Continued)
                                                                              9.

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

EARNINGS PER SHARE:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,622,351 and 1,807,234 and diluted weighted average share were 1,645,702 and 1,806,467 for the six months ended June 30, 2000 and 1999, respectively. The basic weighted average shares were 1,594,342 and 1,808,582 and diluted weighted average shares were 1,615,368 and 1,808,582 for the three months ended June 30, 2000 and 1999, respectively.

COMPREHENSIVE INCOME:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of shareholders' equity.

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             10.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                      June 30, 2000
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                   (In thousands)
AVAILABLE FOR SALE:
Municipal securities                    $            25                                          $            25
Fannie Mae stock                                     56                       $            (4)                52
Mortgage-backed securities:
     Freddie Mac                                    227                                    (1)               226
     Fannie Mae                                   1,286     $           16                                 1,302
     Ginnie Mae                                   1,798                                    (8)             1,790
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         3,392     $           16    $           (13)   $         3,395
                                        ===============     ==============     ==============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $         7,992     $                 $          (527)   $         7,465
Mortgage-backed securities:
     Freddie Mac                                 17,031                                  (885)            16,146
     Fannie Mae                                   6,764                                  (364)             6,400
     CMO's                                        6,580                                  (462)             6,118
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        38,367     $                 $        (2,238)   $        36,129
                                        ===============     ==============    ===============    ===============

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             11.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES (continued)

                                                                   December  31, 1999
                                                                 Gross              Gross             Estimated
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                    (In thousands)
AVAILABLE FOR SALE:
Municipal securities                    $            25                                          $            25
Mortgage-backed securities:
     Freddie Mac                                    281                       $            (4)               277
     Fannie Mae                                   1,486     $           24                                 1,510
     Ginnie Mae                                   1,963                 20                                 1,983
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         3,755     $           44                 (4)   $         3,795
                                        ===============     ==============    ===============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $        21,492                       $          (547)   $        20,945
Mortgage-backed securities:
     Freddie Mac                                 18,455     $           13               (883)            17,585
     Fannie Mae                                   7,210                  6               (389)             6,827
     CMO's                                        7,551                                  (608)             6,943
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        54,708     $           19    $        (2,427)   $        52,300
                                        ===============     ==============    ===============    ===============

NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                                        June 30,                      December 31,
                                                                          2000                            1999
                                                                          ----                            ----
                                                                                   (In thousands)
Loans secured by real estate:
     Construction loans on single family residences                   $      1,764                     $      2,073
     Single family                                                          57,445                           51,560
     Multi-family and commercial                                             1,182                            1,301
Commercial loans                                                               446                              344
Consumer loans                                                              20,263                           18,268
                                                                      ------------                     ------------
                                                                            81,100                           73,546

Allowance for loan losses                                                     (373)                            (369)
                                                                      ------------                     ------------

     Total                                                            $     80,727                     $     73,177
                                                                      ============                     ============

--------------------------------------------------------------------------------
                                  (Continued)
                                                                             12.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE (continued)

An analysis of the allowance for loan losses is as follows:

                                             Six months ended
                                                 June 30,
                                       2000                          1999
                                       ----                          ----
                                                 (In thousands)

Balance, beginning of period        $       369                    $       379
Loans charged off                             -                             (7)
Recoveries                                    4                              3
Provision for losses                          -                              -
                                    -----------                    -----------

Balance, end of period              $       373                    $       375
                                     ==========                    ===========

NOTE 4 - NOTE PAYABLE

The Company has a note payable with a local institution for $7,000 at a rate of 7.30%. The note had an original maturity of 10 months with principal and interest paid on the maturity date, January 5, 2001. The note is secured by stock.

--------------------------------------------------------------------------------
                                                                             13.

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

The following discussion compares the financial condition of Grand Central Financial Corp. ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association"), at June 30, 2000 to December 31, 1999 and the results of operations for the three months ended June 30, 2000 and 1999 and six months ended June 30, 2000 and 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

--------------------------------------------------------------------------------
                                                                             14.

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

--------------------------------------------------------------------------------
                                                                             15.

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 AND DECEMBER 31, 1999

         Total assets of the Company were $137.7 million at June 30, 2000, compared to $142.5 million at December 31, 1999, representing a decrease of $4.8 million, or 3.38%. The primary component in the decrease in total assets was a $16.7 million decrease in total securities (including securities available for sale and held to maturity) which was partially offset by an increase in time deposits with other banks and an increase in loans. Gross loans increased $7.6 million or 10.27% from December 31, 1999. The majority of the increase was in the consumer and single family real estate portfolios. The majority increase was due to demand in the surrounding area, however $1.2 million of the increase was due to the Company purchasing loans from another financial institution. The increase in loans was funded by the increase in Federal Home Loan Bank advances of $723,000 and the conversion of securities. Deposits are still the main funding objective for loans, but the Company will use FHLB Advances if needed. The decrease in deposits is due to the closing of several branches. The decrease in assets was primarily due to the securities being converted to help fund the return of capital. The Company had a return of capital of $6.00 per share in the first quarter of 2000. The Company also increased their long term debt by $7 million through a note payable, to help fund the return of capital. Shareholders' equity decreased $11.3 million or 38.8% from December 31, 1999 mostly due to return of capital.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND JUNE 30, 1999

         General. Net income for the three months ended June 30, 2000 increased by $7,000 or 4.0% from $175,000 for the three months ended June 30, 1999 to $182,000 for the three months ended June 30, 2000. Net income for the six months ended June 30, 2000 of $101,000 was a decrease of $293,000 or 74.37%, from the net income of $394,000 for the six months ended June 30, 1999. The decrease was primarily due to the significant increase in salaries and employee benefits due to an acceleration of expense for the stock based incentive plan in conjunction with the return of capital. The return of capital triggered additional expense for the stock based incentive plan when the return of capital for the shares in the plan was passed through to the plan participants.

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

         Net interest income decreased approximately $156,000, or 13.6%, for the three months ended June 30, 2000 and $183,000, or 7.9%, for the six months ended June 30, 2000 from the prior year periods. The primary reason for the decrease is due to the increase in interest expense for the note payable, the proceeds of which were used to help fund the return of capital and the decrease in interest income from securities. Interest income was reduced since the Company had to convert several securities to help the return of capital. Also, the Company has increased the amount of FHLB advances, to fund the loan growth, which has generated additional interest expense.

--------------------------------------------------------------------------------
                                                                             16.

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

         No provision for loan losses was recorded during the three or six months ended June 30, 2000 or 1999. At June 30, 2000, the allowance for loan losses represented .46% of total loans compared to .50% at December 31, 1999. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

         Non-interest Income. Non-interest income for the six months ended June 30, 2000 increased $12,000 from $162,000 for June 30, 1999. The majority of the increase is due to the change in service charges. The Company increased their service charge fees from 1999 to generate more income and offset the related expenses. The increase in other income is not attributed to a specific reason, except more activity from customers.

         Non-interest Expense. Non-interest expense decreased $139,000, or 13.9%, for the quarter ended June 30, 2000 and increased $264,000, or 13.6% for the six months ended June 30, 2000 compared to the similar periods in 1999. The majority of the increase in salary and benefits expense was due to an expense $492,000 associated with the stock based incentive plan. The stock based incentive plan was not approved by the shareholders until July, 1999 so there was no expense recorded for the plan in the first quarter of 1999. In addition, of the $492,000 increase, $465,000 was due to an acceleration of the stock based incentive plan expense recorded in conjunction with the return of capital which was immediately passed through to plan participants. The future expense related to stock based incentive plan for shares currently awarded will be reduced by approximately $9,000 per month due to the accelerated expense recorded during the first quarter of 2000. Excluding the additional expense related to the stock based incentive plan, salary and benefit expense decreased in the first quarter of 2000 compared to the same period in 1999. In addition, occupancy and data processing expense decreased in 2000 from the same period in 1999. The decrease in salary and benefit expense, occupancy and data processing is directly related to costs savings achieved based on management's decision to close three in-store branches in the fourth quarter of 1999. Also, franchise tax expense increased from 1999, since the 1999 expense was much lower because the Company had shifted its tax year just prior to converting from a mutual to stock form of organization in December 30, 1998.

         Income Taxes. The provision for income taxes totaled $3,000 for the six months ended June 30, 2000 compared to $145,000 for the six months ended June 30, 1999, due to the decrease in income before income taxes.

--------------------------------------------------------------------------------
                                                                             17.

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

         The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At June 30, 2000, the Association's liquidity ratio was 17.2%.

         At June 30, 2000, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $21.4 million, or 15.5%, of total adjusted assets, which is above the required level of $4.4 million, or 4.0%; core capital of $21.4 million, or 32.2%, of adjusted total assets, which is above the required level of $4.4 million, or 4.0%; and risk-based capital of $21.7 million, or 32.7% of risk-weighted assets, which is above the required level of $5.4 million, or 8.0%.

         The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 2000, cash and cash equivalents totaled $2.4 million, or 1.8% of total assets.

         The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2000, the Association had $37.1 million in advances outstanding from the FHLB-Cincinnati, and at June, 2000, had an additional overall borrowing capacity from the FHLB of $24.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

--------------------------------------------------------------------------------
                                                                             18.

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2000
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item  1  Legal Proceedings.

The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition, results of operations or cash flows.

Item  2  Changes in Securities and Use of Proceeds.
               None

Item  3  Defaults Upon Senior Securities.
               None

Item  4.  Submission of Matters to a Vote of Security Holders.

Grand Central Financial Corp. held its Annual Meeting of Shareholders on April 26, 2000. Results of shareholder voting was as follows:

      a)  Election of Directors for three year terms:

                                Jeffrey W. Aldrich          William R. Williams
                                ------------------          -------------------
      For                            1,409,344                    1,409,179
      Abstain                           73,522                       73,522
      Against                                -                            -

      b)  Amendments to 1999 Stock-Based Incentive Plan for key employees

                                Stock-Based Incentive Plan
                                --------------------------
      For                                   1,329,143
      Abstain                                 147,742
      Against                                   5,981

      c) Appointment of independent auditor for the fiscal year ending December 31, 2000

                                Crowe, Chizek and Company, LLP
                                ------------------------------
      For                                   1,456,535
      Abstain                                  18,850
      Against                                   7,481

Item 5.  Other Information.
               None

--------------------------------------------------------------------------------
                                                                             19.

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2000
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

Item 6 Exhibits and Reports on Form 8-K.

             a)        Exhibit
                       Number                     Exhibit
                       ------                     -------

                        3.1                      Certificate of Incorporation of Grand Central Financial Corp. (1)

                        3.2                      Bylaws of Grand Central Financial Corp. (1)

                       16.0                      Letter on change in certifying accountant (2)

                         27                      Financial Data Schedule for the three months ended June 30, 2000

             b)     Reports  on Form  8-K - on  June  20,  2000,  the  issuer  filed a Form  8-K.  The  information reported is as follows:

Grand Central Financial Corp. (the "Company"), reported the declaration of a cash dividend of $.06 per share payable July 14, 2000 to stockholders of record at the close of business on June 30, 2000.

(1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments thereto, Registration No. 333-64089.

(2) Incorporated by reference into this document from the Annual Report on Form 10-KSB, filed by the Company for the year ended December 31, 1998.

--------------------------------------------------------------------------------
                                                                             20.

                          GRAND CENTRAL FINANCIAL CORP.
                           Quarter ended June 30, 2000
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                             GRAND CENTRAL FINANCIAL CORP.




Dated:  August 11, 2000      By:    /s/ William R. Williams
                                    -----------------------
                                    William R. Williams
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated:  August 11, 2000      By:    /s/ John A. Rife
                                    ----------------
                                    John A. Rife
                                    Executive Vice President and Treasurer
                                    (principal accounting and financial officer)

--------------------------------------------------------------------------------
                                                                             21.