Form 10QSB
period 2000-09-30
GRAND CENTRAL FINANCIAL CORP
filed 2000-11-14
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 2000

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

             Class:                           Outstanding at October 31, 2000
Common stock, $0.01 par value                 1,749,831 common shares

Transitional Small Business Disclosure Format (check one)   Yes[   ]     No[X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2000
                                      INDEX

PART I.  Financial Information
                                                                                                           Page
                                                                                                           ----
Item 1 - Financial Statements

      Consolidated Balance Sheets as of September 30, 2000 and
      December 31, 1999 ..............................................................................      3

      Consolidated Statements of Income for the three and nine months ended
      September 30, 2000 and 1999.....................................................................      4

      Consolidated Statements of Comprehensive Income for the three and nine
      months ended September 30, 2000 and 1999 .......................................................      5

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the nine months ended September 30, 2000....................................................      6

      Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2000 and 1999...............................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2 - Management's Discussion and Analysis or Plan of Operation....................................     14


PART II.  Other Information

Item 1.  Legal Proceedings............................................................................     20
Item 2.  Changes in Securities .......................................................................     20
Item 3.  Defaults Upon Senior Securities..............................................................     20
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     20
Item 5.  Other Information............................................................................     20
Item 6.  Exhibits and Reports on Form 8-K.............................................................     21

Signatures ...........................................................................................     22

                          PART I. FINANCIAL INFORMATION
                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                   September 30,     December 31,
                                                                       2000              1999
                                                                       ----              ----
ASSETS
     Cash and amounts due from depository institutions              $   2,545         $   2,597
     Interest-bearing deposits in other banks                            --               2,331
                                                                    ---------         ---------
         Total cash and cash equivalents                                2,545             4,928
     Time deposits with other banks                                     7,000              --
     Securities available for sale                                      3,217             3,795
     Securities held to maturity (estimated fair value
       of $35,281 in 2000 and $52,300 in 1999)                         36,899            54,708
     Loans held for sale                                                 --                 147
     Total loans                                                       83,130            73,546
     Less:  Allowance for loan losses                                    (364)             (369)
                                                                    ---------         ---------
         Net loans                                                     82,766            73,177
     Federal Home Loan Bank stock, at cost                              3,056             2,895
     Premises and equipment, net                                        1,109             1,244
     Accrued interest receivable                                          992               983
     Other assets                                                         988               620
                                                                    ---------         ---------
              Total assets                                          $ 138,572         $ 142,497
                                                                    =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                       $   3,459         $   1,090
         Interest-bearing                                              70,620            74,743
                                                                    ---------         ---------
              Total deposits                                           74,079            75,833
     Federal Home Loan Bank advances                                   38,287            36,419
     Loan payable                                                       7,000              --
     Advance payments by borrowers for taxes and insurance                460               550
     Accrued interest payable                                             667               178
     Other liabilities                                                    241               317
                                                                    ---------         ---------
         Total liabilities                                            120,734           113,297
                                                                    ---------         ---------
Commitments and Contingencies

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding                                            --                --
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                 19                19
     Additional paid-in capital                                         8,308            18,595
     Retained earnings, substantially restricted                       13,918            14,010
     Unearned stock based incentive plan shares                          (391)             (934)
     Treasury stock, 189,040 and 96,944 shares, at cost                (2,151)           (1,285)
     Unearned employee stock ownership plan shares                     (1,882)           (1,231)
     Accumulated other comprehensive income                                17                26
                                                                    ---------         ---------
         Total shareholders' equity                                    17,838            29,200
                                                                    ---------         ---------

              Total liabilities and shareholders' equity            $ 138,572         $ 142,497
                                                                    =========         =========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amount)

--------------------------------------------------------------------------------
[CAPTION]

                                                Three months ended          Nine months ended
                                                   September 30,              September 30,
                                                   -------------              -------------
                                                2000          1999          2000          1999
                                               ------        ------        ------        ------
INTEREST INCOME
     Loans, including fees                     $1,598        $1,355        $4,568        $3,946
     Securities:
         Taxable                                  849         1,050         2,552         2,942
         Non-taxable                             --               2             1             7
     Interest-bearing deposits in banks             7            12           159           136
                                               ------        ------        ------        ------
         Total interest income                  2,454         2,419         7,280         7,031

INTEREST EXPENSE
     Deposits                                     803           780         2,344         2,397
     FHLB borrowings                              596           422         1,594         1,098
     Loan payable                                 129          --             279          --
                                               ------        ------        ------        ------
     Total interest expense                     1,528         1,202         4,217         3,495
                                               ------        ------        ------        ------
NET INTEREST INCOME                               926         1,217         3,063         3,536

Provision for loan losses                        --            --            --            --
                                               ------        ------        ------        ------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                       926         1,217         3,063         3,536

NONINTEREST INCOME
     Service charges                               42            70           192           183
     Gain on sale of loans                       --            --               3            12
     Gain on sale of securities                     4             5            10            32
     Other income                                  22            10            36            20
                                               ------        ------        ------        ------
         Total non-interest income                 68            85           241           247

NONINTEREST EXPENSE
     Salaries and employee benefits               422           504         1,803         1,455
     Net occupancy expense                         92           123           283           388
     Data processing expense                       35            35           108           114
     FDIC assessments                               4            12            12            37
     Franchise taxes                               97            68           263           181
     Other expenses                               153           217           542           726
                                               ------        ------        ------        ------
         Total non-interest expense               803           959         3,011         2,901
                                               ------        ------        ------        ------
Income before income taxes                        191           344           293           882
Income tax expense                                 52           154            55           299
                                               ------        ------        ------        ------
Net income                                     $  139        $  189        $  238        $  583
                                               ======        ======        ======        ======
Basic and diluted earnings
  per share                                    $  .09        $  .11        $  .15        $  .33

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

--------------------------------------------------------------------------------



                                                 Three Months Ended        Nine Months Ended
                                                    September 30,             September 30,
                                                    -------------             -------------
                                                  2000         1999         2000          1999
                                                  ----         ----         ----          ----
NET INCOME                                       $ 139        $ 189        $ 238         $ 583

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                     18            3           (2)            7

   Less:  Reclassification adjustment for
     accumulated gains included
     in net income                                   3            3            7            21
                                                 -----        -----        -----         -----
   Unrealized gains (losses) on
     securities                                     15         --             (9)          (14)
                                                 -----        -----        -----         -----
COMPREHENSIVE INCOME                             $ 154        $ 189        $ 229         $ 569
                                                 =====        =====        =====         =====

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------


                                                       (In thousands, except per share data)
                                                                                Unearned       Unearned
                                                                                Employee         Stock
                                                    Additional                    Stock          Based
                                       Common         Paid in      Retained     Ownership      Incentive    Treasury
                                        Stock         Capital      Earnings    Plan Shares    Plan Shares     Stock
                                        -----         -------      --------    -----------    -----------     -----
Balances at January 1, 2000          $      19      $  18,595     $  14,010    $  (1,231)      $  (934)     $  (1,285)

Return of capital - $6.00 per share                   (10,313)                      (738)
Commitment to release ESOP shares                          26                         87
Release of incentive shares                                                                        543
Purchase of treasury stock                                                                                       (866)
Cash dividends                                                         (330)
Net income                                                              238
Change in unrealized
  gain on securities
  available-for-sale, net of tax
                                     ---------      ---------     ---------    ---------       -------      ---------

Balances at September 30, 2000       $      19      $   8,308     $  13,918    $  (1,882)      $  (391)     $  (2,151)
                                     =========      =========     =========    =========       =======      =========



                                   (In thousands, except per share data)
                                           Accumulated
                                              Other           Total
                                          Comprehensive   Shareholders
                                             Income          Equity
                                             ------          ------

Balances at January 1, 2000                $      26          $29,200

Return of capital - $6.00 per share                           (11,051)
Commitment to release ESOP shares                                 113
Release of incentive shares                                       543
Purchase of treasury stock                                       (866)
Cash dividends                                                   (330)
Net income                                                        238
Change in unrealized
  gain on securities
  available-for-sale, net of tax                  (9)              (9)
                                           ---------       ----------

Balances at September 30, 2000             $      17          $17,838
                                           =========       ==========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

--------------------------------------------------------------------------------



                                                                    Nine Months Ended
                                                                       September 30,
                                                                 -------------------------
                                                                   2000             1999
                                                                 --------         --------
NET CASH FROM OPERATING ACTIVITIES                               $    902         $    449

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                   (174)          (1,407)
         Proceeds from sales                                          236              421
         Proceeds from maturities and payments                        624            1,409
     Securities held to maturity
         Purchases                                                   --            (48,057)
         Proceeds from maturities and payments                     17,838           24,320
     Increase in time deposits with other banks                    (7,000)            --
     Net change in loans                                           (8,386)          (5,410)
     Purchase of loans                                             (1,200)            --
     Purchase of FHLB stock                                          --               (143)
     Purchases of premises and equipment                             --               (119)
                                                                 --------         --------
         Net cash from investing activities                         1,938          (28,986)

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                        (1,754)          (7,453)
     Net change in escrow accounts                                    (90)            (386)
     Proceeds from loan payable                                     7,000             --
     Return of capital                                            (11,051)            --
     Cash dividends                                                  (330)             (60)
     Purchase of treasury stock                                      (866)          (1,285)
     Proceeds from long-term FHLB advances                         29,266           26,800
     Repayment of long-term FHLB advances                         (27,398)         (10,332)
                                                                 --------         --------
         Net cash from financing activities                        (5,223)           7,284
                                                                 --------         --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          (2,383)         (21,253)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    4,928           26,026
                                                                 --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  2,545         $  4,773
                                                                 ========         ========
SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
         Interest                                                $  3,728         $  3,397
         Income taxes                                                  10              185

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

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts in thousand.

BASIS OF PRESENTATION: These interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at September 30, 2000, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the three- and nine-month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 1999, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

EARNINGS PER SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,606,679 and 1,786,520 and diluted weighted average share were 1,630,951 and 1,791,067 for the nine months ended September 30, 2000 and 1999, respectively. The basic weighted average shares were 1,558,563 and 1,744,865 and diluted weighted average shares were 1,586,365 and 1,744,865 for the three months ended September 30, 2000 and 1999, respectively. Following is a summary of shares used in computing EPS:

                                                  Three months ended                    Nine months ended
                                                  ------------------                    -----------------
                                                      September 30,                       September 30,
                                                2000              1999              2000              1999
                                             ----------        ----------        ----------        ----------
Weighted average common shares
  outstanding for basic EPS                  $1,558,563        $1,744,865        $1,606,679        $1,786,520
Add:  Dilutive effects of assumed
  exercises of stock options                     27,802              --              24,272             4,547
                                             ----------        ----------        ----------        ----------
Average shares and dilutive potential
  common shares                              $1,586,365        $1,744,865        $1,630,951        $1,791,067
                                             ==========        ==========        ==========        ==========


COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of shareholders' equity.

BUSINESS SEGMENTS: While the Company's chief decision-makers monitor the revenue streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

--------------------------------------------------------------------------------

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                  September 30, 2000
                                                  Gross            Gross         Estimated
                                  Amortized     Unrealized       Unrealized         Fair
                                    Cost           Gains            Loss           Value
                                    ----           -----            ----           -----
                                                     (In thousands)
AVAILABLE FOR SALE:
Municipal securities               $    25                                        $    25
Mortgage-backed securities:
     Freddie Mac                       224                        $    (2)            222
     Fannie Mae                      1,232        $     7            --             1,239
     Ginnie Mae                      1,710             21            --             1,731
                                   -------        -------         -------         -------
         Total                     $ 3,191        $    28         $    (2)        $ 3,217
                                   =======        =======         =======         =======
HELD TO MATURITY:
U.S. government and federal
  agencies                         $ 7,993                        $  (403)        $ 7,590
Mortgage-backed securities:
     Freddie Mac                    16,234        $    18            (609)         15,643
     Fannie Mae                      6,498              5            (247)          6,256
     CMOs                            6,174           --              (382)          5,792
                                   -------        -------         -------         -------
         Total                     $36,899        $    23         $(1,641)        $35,281
                                   =======        =======         =======         =======


--------------------------------------------------------------------------------

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



NOTE 2 - SECURITIES (Continued)

                                                     December 31, 1999
                                                    Gross            Gross          Estimated
                                   Amortized      Unrealized       Unrealized          Fair
                                     Cost            Gains           Loss             Value
                                     ----            -----           ----             -----
                                                        (In thousands)
AVAILABLE FOR SALE:
Municipal securities               $     25                                          $     25
Mortgage-backed securities:
     Freddie Mac                        281                         $     (4)             277
     Fannie Mae                       1,486        $     24                             1,510
     Ginnie Mae                       1,963              20                             1,983
                                   --------        --------         --------         --------
         Total                     $  3,755        $     44               (4)        $  3,795
                                   ========        ========         ========         ========
HELD TO MATURITY:
U.S. government and federal
  agencies                         $ 21,492                         $   (547)        $ 20,945
Mortgage-backed securities:
     Freddie Mac                     18,455        $     13             (883)          17,585
     Fannie Mae                       7,210               6             (389)           6,827
     CMOs                             7,551                             (608)           6,943
                                   --------        --------         --------         --------
         Total                     $ 54,708        $     19         $ (2,427)        $ 52,300
                                   ========        ========         ========         ========

NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                        September 30,      December 31,
                                                             2000            1999
                                                             ----            ----
                                                                (In thousands)
Loans secured by real estate:
     Construction loans on single-family residences        $  1,687         $  2,073
     Single family                                           59,042           51,560
     Multi-family and commercial                              1,186            1,301
Commercial loans                                                432              344
Consumer loans                                               20,783           18,268
                                                           --------         --------
                                                             83,130           73,546

Allowance for loan losses                                      (364)            (369)
                                                           --------         --------
     Total                                                 $ 82,766         $ 73,177
                                                           ========         ========


--------------------------------------------------------------------------------

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

An analysis of the allowance for loan losses is as follows:

                                                Nine months ended
                                                  September 30,
                                        2000                          1999
                                        ----                          ----
                                                  (In thousands)
Balance, beginning of period        $       369                    $       379
Loans charged off                           (10)                            (8)
Recoveries                                    5                              4
Provision for losses                          -                              -
                                    -----------                    -----------

Balance, end of period              $       364                    $       375
                                    ===========                    ===========


NOTE 4 - LOAN PAYABLE

The Company has a note payable with a local institution for $7,000 at a rate of 7.30%. The note had an original maturity of 10 months with principal and interest paid on the maturity date, January 5, 2001. The note is secured by the outstanding shares of the Association's stock. The proceeds were used to fund the return of capital of $6.00 per share in the first quarter of 2000.

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------



The following discussion compares the financial condition of Grand Central Financial Corp. ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association"), at September 30, 2000 to December 31, 1999 and the results of operations for the three months ended September 30, 2000 and 1999 and nine months ended September 30, 2000 and 1999. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions that are not subject to certain risks and uncertainties for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

In June 1998, the Financial Accounting Standards Board (the FASB) issued Statement No. 133 Accounting for Derivative Instruments and Hedging Activities (SFAS 133), subsequently amended by SFAS No. 137 and 138, which the Company is required to adopt effective January 1, 2001. SFAS 133 will require the Company to record all derivatives on the balance sheet at fair value. Changes in derivative fair values will either be recognized in earnings as offsets to the changes in fair value of related hedged assets, liabilities and firm commitments or, for forecasted transactions, deferred and recorded as a component of other stockholders' equity until the hedged transactions occur and are recognized in earnings. The ineffective portion of a hedging derivative's change in fair value will be immediately recognized in earnings. The impact of SFAS 133 on the Company's financial statements will depend on a variety of factors, including future interpretative guidance from the FASB, the future level of forecasted and actual foreign currency transactions, the extent of the Company's hedging activities, the types of hedging instruments used and the effectiveness of such instruments. However, the Company does not believe the effect of adopting SFAS 133 will be material to its financial position.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 AND DECEMBER 31, 1999

Total assets of the Company were $138.6 million at September 30, 2000, compared to $142.5 million at December 31, 1999, representing a decrease of $3.9 million, or 2.8%. The primary component in the decrease in total assets was a $18.4 million decrease in total securities (including securities available for sale and held to maturity) that was partially offset by an increase in time deposits with other banks and an increase in loans. The proceeds of maturing securities and securities sold were used to fund an increase in loans and a $6.00 per share return of capital in the second quarter of 2000. The return of capital was also partially funded by a $7.0 million increase in short term debt. Gross loans increased $9.6 million or 13.0% from December 31, 1999. The majority of the increase was in consumer loans and the single-family real estate portfolio. The majority of the increase was due to demand in the surrounding area, however $1.2 million of the increase was due to the Company purchasing loans from another financial institution. The increase in loans was funded by an increase in Federal Home Loan Bank advances of $1.9 million and the sale and maturity of securities. Deposits are still the main funding source for loans, but the Company will use FHLB Advances to fund loan demand as needed. Deposits decreased due to the closing of several branches. The decrease in assets was primarily due to the securities being converted to help fund the return of capital. Shareholders' equity decreased $11.4 million or 38.9% from December 31, 1999 primarily due to return of capital.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
  SEPTEMBER 30, 2000 AND SEPTEMBER 30, 1999

General. Net income for the three months ended September 30, 2000 decreased by $50,000 from $189,000 for the three months ended September 30, 1999 to $139,000 for the three months ended September 30, 2000. Net income for the nine months ended September 30, 2000 of $238,000 was a decrease of $345,000 or 59.2%, from the net income of $583,000 for the nine months ended September 30, 1999. The year-to-date decrease was primarily due to the decline in net interest income and the significant increase in salaries and employee benefits associated primarily with the return of capital passed through to participants in the Company's stock-based incentive plan.

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

Net interest income decreased approximately $291,000, or 23.9%, for the three months ended September 30, 2000 and $473,000, or 13.4%, for the nine months ended September 30, 2000 from the prior-year periods. The primary reason for the decrease in income is due to the increase in interest expense for the increased short-term borrowings, the proceeds of which were used to help fund the return of capital, a decrease in interest income from securities and an increase in FHLB advances that were used to fund the loan growth.

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

No provision for loan losses was recorded during the three or nine months ended September 30, 2000 or 1999. Non-performing loans increased to 0.04% of total loans at September 30, 2000, an increase from 0.01% at December 31, 1999. While the level of non-performing loans has increased, management believes the loans are well collateralized and expects little or no loss. At September 30, 2000, the allowance for loan losses represented .44% of total loans compared to .50% at December 31, 1999. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest Income. Noninterest income for the nine months ended September 30, 2000 decreased to $241,000 from $247,000 in September 30, 1999. The decrease was primarily due to the decrease in gains on sale of loans and securities. The decrease was offset by an increase in service charges due to a change in service charges. The Company increased service charge fees from 1999 to generate income and offset the related expenses. Noninterest income for the three months ended September 30, 2000 decreased $17,000 or 20.0% from the same period in 1999. The decrease was due to a reduced volume of service charges assessed during the quarter compared with the prior year.



--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


Noninterest Expense. Noninterest expense decreased $156,000, or 16.3%, for the quarter ended September 30, 2000 and increased $110,000, or 3.8% for the nine months ended September 30, 2000 compared to the similar periods in 1999. The majority of the increase was in salary and benefits expense due primarily to an expense of $465,000 from the acceleration of the stock based incentive plan expense recorded in conjunction with the return of capital which was immediately passed through to plan participants. The future expense related to shares awarded under the stock based incentive plan will be reduced by approximately $9,000 per month due to the accelerated expense recorded during the nine months ended September 30, 2000. Excluding the additional expense related to the stock based incentive plan, salary and benefit expense decreased in the first quarter of 2000 compared to the same period in 1999. In addition, occupancy and data processing expense decreased in 2000 from the same period in 1999. The decrease in salary and benefit expense, occupancy and data processing for the three months ended September 30, 2000, is directly related to the closing of three in-store branches in the fourth quarter of 1999. Franchise tax expense increased from 1999. The 1999 expense was much lower than the 2000 expense because the Company had shifted its tax year just prior to converting from a mutual to stock form of organization.

Income Taxes. The provision for income taxes totaled $55,000 for the nine months ended September 30, 2000 compared to $299,000 for the nine months ended September 30, 1999, due to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by OTS regulations. This requirement of the OTS, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The Association's currently required liquidity ratio is 4.0%. At September 30, 2000, the Association's liquidity ratio was 18.0%.

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

At September 30, 2000, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $21.7 million, or 15.7%, of total adjusted assets, which is above the required level of $5.5 million, or 4.0%; core capital of $21.7 million, or 32.5%, of adjusted total assets, which is above the required level of $5.5 million, or 4.0%; and risk-based capital of $22.0 million, or 33.1% of risk-weighted assets, which is above the required level of $5.3 million, or 8.0%.

The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 2000, cash and cash equivalents totaled $2.5 million, or 1.8%, of total assets.

The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 2000, the Association had $38.3 million in advances outstanding from the FHLB-Cincinnati, and at September 30, 2000, had an additional overall borrowing capacity from the FHLB of $22.8 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

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

Item 2  Changes in Securities and Use of Proceeds.
               None

Item 3  Defaults Upon Senior Securities.
               None

Item 4.  Submission of Matters to a Vote of Security Holders.
               None

Item 5.  Other Information.
               None


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6 Exhibits and Reports on Form 8-K.

     a)   Exhibit
          Number    Exhibit
          ------    -------

          3.1       Certificate of Incorporation of Grand Central Financial
                    Corp. (1)

          3.2       Bylaws of Grand Central Financial Corp. (1)

          16.0      Letter on change in certifying accountant (2)

          27        Financial Data Schedule for the nine months ended September
                    30, 2000

     b)   Reports on Form 8-K.  The information reported is as follows:

On September 7, 2000, Grand Central Financial Corp. (the "Company") reported the completion of its five percent stock repurchase program.

On September 22, 2000, Grand Central Financial Corp. (the "Company") reported the declaration of a cash dividend of $.06 per share payable October 17, 2000 to stockholders of record at the close of business on October 3, 2000.

(2) Incorporated by reference into this document from the Annual Report on Form 10-KSB, filed by the Company for the year ended December 31, 1999.

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                        Quarter ended September 30, 2000
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             GRAND CENTRAL FINANCIAL CORP.
                             -----------------------------

Dated:  November 14, 2000    By:    /s/ William R. Williams
                                    -----------------------------------
                                    William R. Williams
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated:  November 14, 2000    By:    /s/ John A. Rife
                                    -----------------------------------
                                    John A. Rife
                                    Executive Vice President and Treasurer
                                    (principal accounting and financial officer)






--------------------------------------------------------------------------------