Form 10KSB40
period 2000-12-31
GRAND CENTRAL FINANCIAL CORP
filed 2001-03-21
CIK 1070680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the Fiscal Year Ended December 31, 2000


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission File Number: 0-25945

                          GRAND CENTRAL FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Delaware                                           34-1877137
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   601 Main Street, Wellsville, Ohio                             43968
----------------------------------------               -------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number:                                      (330) 532-1517
                                                              ------------------

Securities registered under Section 12(b) of the Exchange Act:   None


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

                                                      (1) YES   X      NO
                                                              -----       ------
                                                      (2) YES   X      NO
                                                              -----       ------

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                                      ---

         As of December 31, 2000, the Registrant's revenues were $10.1 million.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 13, 2001 was approximately $15,231,880. As of March 13, 2001, there were 1,749,831 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on April 25, 2001 (Part III).

                                      INDEX

                                                                                                   PAGE
                                                                                                   ----
PART I

         Item 1.    Description of Business......................................................    1

         Item 2.    Description of Property......................................................   28

         Item 3.    Legal Proceedings............................................................   28

         Item 4.    Submission of Matters to a Vote of Security Holders..........................   28

PART II

         Item 5.    Market for the Company's Common Equity and Related Stockholder
                    Matters......................................................................   28

         Item 6.    Management's Discussion and Analysis of Financial Condition and
                    Results of Operations........................................................   29

         Item 7.    Financial Statements.........................................................   38

         Item 8.    Changes In and Disagreements With Accountants on Accounting and
                    Financial Disclosure.........................................................   39

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act............................   39

         Item 10.   Executive Compensation.......................................................   39

         Item 11.   Security Ownership of Certain Beneficial Owners and Management...............   39

         Item 12.   Certain Relationships and Related Transactions...............................   39

PART IV

         Item 13.   Exhibits, List and Reports on Form 8-K.......................................   40


SIGNATURES

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

         Grand Central Financial Corp. (the "Company") was organized as a Delaware corporation in September 1998 as the holding company for Central Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a mutual to stock form of organization. As a savings and loan holding company, the company is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Association. At December 31, 2000, the Company had total assets of $140.9 million and stockholders' equity of $17.8 million.

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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by single-family residences. At December 31, 2000, the Association had gross loans receivable of $86.9 million, of which $64.2 million were single-family, residential mortgage loans, or 73.93% of the Association's gross loans receivable. The remainder of the portfolio consisted of: consumer loans of $20.3 million, or 23.40% of gross loans receivable; $810,000 of construction and land loans, or .93% of gross loans receivable; $1.2 million of multi-family mortgage loans, or 1.36% of gross loans receivable; and $331,000 of commercial loans, or .38% of gross loans receivable. At that same date, 86.27% of the Association's loan portfolio had fixed interest rates. The Association had no single-family residential mortgage loans held-for-sale at December 31, 2000.

         The types of loans that the Association may originate are subject to federal and state law and regulations. Interest rates charged by the Association on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board and legislative tax policies.

         The following table sets forth the composition of the Association's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                        AT DECEMBER 31,
                                     -------------------------------------------------------------------------------------
                                               2000                           1999                           1998
                                     ------------------------       ------------------------      ------------------------
                                                    PERCENT                       PERCENT                        PERCENT
                                       AMOUNT       OF TOTAL          AMOUNT      OF TOTAL          AMOUNT       OF TOTAL
                                     ----------    ----------       ----------    ----------      ----------    ----------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family(1) ............     $   64,234         73.93%      $   51,925         70.25%     $   46,781         72.34%
   Multi-family and commercial .          1,185          1.36            1,301          1.76           1,150          1.78
   Construction ................            810           .93            2,073          2.81             735          1.14
                                     ----------    ----------       ----------    ----------      ----------    ----------
         Total real estate loans         66,229         76.22           55,299         74.82          48,666         75.26
                                     ----------    ----------       ----------    ----------      ----------    ----------
Consumer loans:
   Home equity loans ...........          3,038          3.50            2,944          3.98           2,843          4.40
   Automobile ..................         17,292         19.90           15,324         20.73          12,896         19.94
   Other .......................             --            --               --            --              --            --
                                     ----------    ----------       ----------    ----------      ----------    ----------
         Total consumer loans ..         20,330         23.40           18,268         24.71          15,739         24.34
Commercial loans ...............            331          0.38              344          0.47             263          0.40
                                     ----------    ----------       ----------    ----------      ----------    ----------
         Total loans ...........         86,890        100.00%          73,911        100.00%         64,668        100.00%
                                                   ==========                     ==========                    ==========
Less:
   Deferred loan origination
      fees and discounts .......           (271)                          (218)                         (188)
   Allowance for loan losses ...           (354)                          (369)                         (379)
                                     ----------                     ----------                    ----------
      Total loans, net .........     $   86,265                     $   73,324                    $   64,101
                                     ==========                     ==========                    ==========

----------
(1)  Includes loans held-for-sale.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the Association's commercial and construction loans at December 31, 2000. The table does not include the effect of future principal prepayments.

                                                        AT DECEMBER 31, 2000
                                           ------------------------------------------------
                                           CONSTRUCTION (1)      COMMERCIAL        TOTAL
                                           ----------------      ----------     -----------
                                                               (IN THOUSANDS)
Amounts due in: .........................     $       --         $      169     $       169
   One year or less
   After one year:
      More than one year to three years .             --                 --              --
      More than three years to five years             --                 --              --
      More than five years to 10 years ..             --                 --              --
      More than 10 years to 15 years ....            220                162             382
      More than 15 years ................            590                 --             590
                                              ----------         ----------     -----------
         Total amount due ...............     $      810         $      331     $     1,141
                                              ==========         ==========     ===========

----------
(1) Construction loans, which consist of loans to the owner for the construction of single-family residences, automatically convert to permanent financing upon completion of the construction phase.


         The following table sets forth, at December 31, 2000, the dollar amount of loans contractually due after December 31, 2001, and whether such loans have fixed interest rates or adjustable interest rates.

                                            DUE AFTER DECEMBER 31, 2001
                                        ----------------------------------
                                         FIXED      ADJUSTABLE     TOTAL
                                        --------    ----------    --------
                                                  (IN THOUSANDS)

     Consumer loans ..................  $ 20,330     $     --     $ 20,330
     Commercial loans.................         1          330          331
                                        --------     --------     --------
        Total loans ..................  $ 20,331     $    330     $ 20,661
                                        ========     ========     ========

         ORIGINATION OF LOANS. The Association's mortgage lending activities are conducted through its home office and two branch offices. Although the Association may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans depends upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area. The Association sells a portion of the mortgage loans that it originates, primarily to Freddie Mac, and retains only loans that bear an interest rate above levels established from time to time by the Association's board of directors based on current market rates. At December 31, 2000, there were no loans categorized as held-for-sale. The Association also emphasizes the origination of home equity loans and construction loans secured primarily by owner-occupied properties.

         The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------------
                                                   2000          1999          1998
                                                 --------      --------      --------
                                                            (IN THOUSANDS)
Loans at beginning of period ...............     $ 73,324      $ 64,101      $ 57,886
                                                 --------      --------      --------
   Originations:
      Real estate:
         Single-family .....................       16,938        16,300        21,652
         Multi-family and commercial .......          313           344           178
         Construction ......................        1,137         1,386         1,799
         Consumer ..........................       12,071        17,037         9,871
         Commercial ........................          389           462           229
                                                 --------      --------      --------
            Total loans originated .........       30,848        35,529        33,729
                                                 --------      --------      --------

   Principal loan repayments and prepayments      (17,459)      (25,221)      (21,433)
      Loan sales ...........................         (410)       (1,076)       (5,923)
      Transfers to REO .....................           --            11            (4)
      Change in unearned origination fees ..          (53)          (30)           (6)
      Change in allowance for loan losses ..           15            10          (148)
                                                 --------      --------      --------
Net loan activity ..........................       12,941         9,223         6,215
                                                 --------      --------      --------
      Loans at end of period(1) ............     $ 86,265      $ 73,324      $ 64,101
                                                 ========      ========      ========

----------
(1) Loans at end of period include loans in process of $814,000, $715,000 and $869,000 for fiscal years 2000, 1999 and 1998, respectively.


         SINGLE-FAMILY MORTGAGE LENDING. The primary lending activity of the Association has been and continues to be the origination of permanent conventional mortgage loans secured by single-family residences located in the Association's primary market area. The Association sells a portion of the fixed-rate loans that it originates. The Association retains the servicing rights on the loans it sells. The Association retains fixed-rate loans with a rate of interest higher than the level established by the Association's board of directors as high in relation to the current market based on Freddie Mac's levels. At December 31, 2000, the Association retained 30-year loans with a rate of interest of 7.125% or higher and 15-year loans with a rate of interest of 6.625% or higher. The Association generally retains for its portfolio any adjustable rate mortgage ("ARM") loans that it originates. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from the Association's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Association primarily originates fixed-rate loans in the current low interest rate environment, but also offers adjustable-rate mortgage loans. At December 31, 2000, single-family mortgage loans totaled $64.2 million, or 73.93% of total loans at such date. At that date, of the Association's mortgage loans secured by single-family residences, $53.8 million, or 83.80%, were fixed-rate loans.

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

         The Association offers several adjustable-rate loan programs with terms of up to 25 years and interest rates that adjust either annually or every three years. Of the Association's mortgage loans secured by single-family residences, $10.4 million, or 16.20%, had adjustable rates. Certain of the Association's one-year ARM loans have a maximum adjustment limitation of 2% per year and a 6% lifetime cap on adjustments. The Association has additional one-year ARM loans that have no caps. The Association's three-year ARM loan has a maximum adjustment limitation of 1.5% per change and a 6% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to the monthly average rate on a variety of established indices.

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

         On a limited basis, the Association originates commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, small office buildings or retail facilities located in its primary market area. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to 70% of the appraised value of the property. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Association's portfolio at December 31, 2000 was $198,000. The loan was current and performing in accordance with its contractual terms at December 31, 2000.

         Multi-family and commercial real estate loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family and commercial real estate properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Association seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

         The Association's multi-family and commercial real estate loan portfolio at December 31, 2000 totalled $1.2 million or 1.36% of gross loans receivable.

         COMMERCIAL LENDING. On a very limited basis, the Association makes commercial business loans generally secured by business equipment, inventory, accounts receivable and other business assets. At December 31, 2000, the Association's commercial loan portfolio was $331,000, or .38% of gross loans receivable, none of which were in non-accrual status. The Association does not currently anticipate that commercial lending activities will significantly increase in the immediate future.

         CONSTRUCTION AND LAND LENDING. The Association generally originates construction and land development loans to contractors and individuals in its primary market area. The Association's construction loans primarily are made to finance the construction of owner-occupied single-family residential properties and, to a significantly lesser extent, individual properties built by developers for future sale. The Association's construction loans to individuals are primarily fixed-rate loans which, after a four-month construction period, convert to permanent loans with maturities of up to 30 years. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences. The Association requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Association requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Association's portfolio at December 31, 2000 had a balance of $220,000 and is secured by a mortgage. This loan is currently performing in accordance with its terms. At December 31, 2000, the Association had $810,000 of construction and land loans totalling .93% of the Association's gross loans receivable.

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

         CONSUMER AND OTHER LENDING. The Association's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans and loans secured by deposits. The Association originates a relatively small number of home equity lines of credit, which are generally ARM loans with the rate adjusting monthly at 2% above the prime rate of interest as disclosed in The Wall Street Journal. At December 31, 2000, the Association's consumer loan portfolio was $20.3 million, or 23.40%, of gross loans receivable.

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

         DELINQUENCIES AND CLASSIFIED ASSETS. The Board of Directors performs a quarterly review of all delinquent loans thirty days or more past due. The procedures taken by the Association with respect to delinquencies vary depending on the nature of the loan and period of delinquency. When a borrower fails to make a required payment on a loan, the Association takes a number of steps to have the borrower cure the delinquency and restore the loan to current status. The Association sends the borrower a written notice of non-payment after the loan is first past due and if payment is not received, then the Association sends out additional letters and makes phone calls. If management believes that the loan is well-secured, the Association generally will try to work with the borrower to have the loan brought current. If the loan is still not brought current and it becomes necessary for the Association to take legal action, the Association will commence foreclosure proceedings against any real property that secures the loan. If a foreclosure action is instituted and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, the real property securing the loan is foreclosed upon and sold at a sheriff's sale.

         Federal regulations and the Association's Classification of Assets Policy require that the Association use an internal asset classification system as a means of reporting problem and potential problem assets. The Association has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Association currently classifies problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated "special mention" when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories.

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

         The Association's Classification of Assets Committee reviews and classifies the Association's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. At December 31, 2000, the Association had no assets designated as Special Mention, $540,000 of assets classified as substandard consisting of 14 loans, and no assets classified as Doubtful and Loss.

         The following table(1) sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.

                                                   DECEMBER 31, 2000                                DECEMBER 31, 1999
                                    ----------------------------------------------  ----------------------------------------------
                                         60-89 DAYS            90 DAYS OR MORE           60-89 DAYS             90 DAYS OR MORE
                                    --------------------    ----------------------  ---------------------    ---------------------
                                    NUMBER    PRINCIPAL      NUMBER     PRINCIPAL   NUMBER     PRINCIPAL     NUMBER     PRINCIPAL
                                     OF       BALANCE OF      OF        BALANCE OF    OF       BALANCE OF      OF       BALANCE OF
                                    LOANS       LOANS        LOANS        LOANS      LOANS       LOANS       LOANS         LOANS
                                    ------    ----------    -------     ----------  -------    ----------    -------    ----------
                                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family..................       3      $    32          --           --          2      $    24          --      $    --
   Multi-family and commercial....      --           --          --           --         --           --          --           --
Consumer Loans:                         --           --          --           --                                               --
   Home equity loans and lines
      of credit...................       2           10          --           --         --           --          --           --
   Automobile.....................       1            1          --           --          1           23          --           --
   Unsecured lines of credit......      --           --          --           --         --           --          --           --
   Other..........................      --           --          --           --          2           29          --           --
Commercial Loans..................      --           --          --           --         --           --          --           --
                                    ------     --------     -------      -------    -------      -------     -------      -------
      Total.......................       6     $     42     $    --      $    --          5      $    76          --      $    --
                                    ======     ========     =======      =======    =======      =======     =======      =======

Delinquent loans to total loans...                 0.05%                                            0.10%

----------
(1) The table does not include delinquent loans less than 60 days past due. At December 31, 2000 and 1999, total loans past due 30 to 59 days amounted to $880,000 and $257,000, respectively.

         NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). At December 31, 2000, non-accrual loans totalled $489,000, consisting of six loans. It is the policy of the Association to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest. At December 31, 2000, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $25,000. At December 31, 2000 and 1999, the Association had no impaired loans.

                                                                     AT DECEMBER 31,
                                                                ------------------------
                                                                2000      1999     1998
                                                                ----      ----     -----
                                                                (DOLLARS IN THOUSANDS)
Non-accruing loans:
   Single-family real estate ..............................     $465      $ 83      $ 32
   Consumer ...............................................       24        10         7
   Commercial .............................................       --        --        --
                                                                ----      ----      ----
      Total(1) ............................................      489        93        39
Real estate owned (REO) ...................................       --        --        --
Other repossessed assets ..................................       --        11        --
                                                                ----      ----      ----
      Total nonperforming assets(2) .......................      489       104        39
Troubled debt restructurings ..............................       --        --        --
                                                                ----      ----      ----
Troubled debt restructurings and total nonperforming
   assets .................................................     $489      $104      $ 39
                                                                ====      ====      ====
Total nonperforming loans and troubled debt restructurings
   as a percentage of total loans .........................     0.56%     0.13%     0.06%
Total nonperforming assets and troubled debt restructurings
   as a percentage of total assets..........................    0.35%     0.07%     0.03%

----------
(1) Total non-accruing loans equals total nonperforming loans.
(2) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 2000, the Association's allowance for loan losses was .41% of gross loans receivable as compared to 0.50% as of December 31, 1999. The Association had non-accrual loans of $489,000 and $93,000 at December 31, 2000 and December 31, 1999, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

         The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.

                                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                        -------------------------------------
                                                        2000            1999            1998
                                                        ----            ----            ----
                                                               (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of year .........  $369            $379            $231
Charged-off loans:
   Single-family real estate .........................    --              --               7
   Multi-family and commercial real estate ...........    --              --              --
   Consumer ..........................................    22              12              --
                                                        ----            ----            ----
      Total charged-off loans ........................    22              12               7
Recoveries on loans previously charged off:
   Single-family real estate .........................    --              --              --
   Consumer ..........................................     7               2               1
                                                        ----            ----            ----
      Total recoveries ...............................     7               2               1
Net loans charged-off (recovered) ....................    15              10               6
Provision for loan losses ............................    --              --             154
                                                        ----            ----            ----
Allowance for loan losses, end of period .............  $354            $369            $379
                                                        ====            ====            ====

Allowance for loan losses to total loans .............  0.41%           0.50%           0.59%
Allowance for loan losses to nonperforming loans
   and troubled debt restructuring ...................  0.72%           3.97x           9.72x
Net loans charged-off (recovered) to allowance
   for loan losses ...................................  4.24%           2.71%           1.58%
Net loans charged-off (recovered) to average loans....  0.02%           0.02%           0.01%

         The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans.

                                                                           AT DECEMBER 31,
                                      -----------------------------------------------------------------------------------------
                                                2000                           1999                          1998
                                      ---------------------------   ----------------------------   ----------------------------
                                                % OF     PERCENT               % OF     PERCENT              % OF       PERCENT
                                              ALLOWANCE  OF LOANS           ALLOWANCE   OF LOANS           ALLOWANCE   OF LOANS
                                               IN EACH   IN EACH             IN EACH    IN EACH             IN EACH     IN EACH
                                              CATEGORY   CATEGORY            CATEGORY   CATEGORY           CATEGORY    CATEGORY
                                              TO TOTAL   TO TOTAL            TO TOTAL   TO TOTAL           TO TOTAL    TO TOTAL
                                      AMOUNT  ALLOWANCE   LOANS     AMOUNT  ALLOWANCE    LOANS     AMOUNT  ALLOWANCE     LOANS
                                      ------  ---------  --------   ------  ---------   --------   ------  ---------   --------
                                                                           (DOLLARS IN THOUSANDS)
Real estate ........................  $  276    77.97%    75.85%    $  258    69.92%      74.82%   $  274    72.30%      75.26%
Consumer ...........................      66    18.64     23.77         61    16.53       24.71        62    16.36       24.34
Commercial .........................      12     3.39      0.38         30     8.13        0.47        43    11.34        0.40
Unallocated ........................      --       --        --         20     5.42          --        --       --          --
                                      ------   ------    ------     ------   ------      ------    ------   ------      ------
   Total allowance for loan losses..  $  354   100.00%   100.00%    $  369   100.00%     100.00%   $  379   100.00%     100.00%
                                      ======   ======    ======     ======   ======      ======    ======   ======      ======

REAL ESTATE OWNED

         At December 31, 2000, the Association had no REO.

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

         The investment policy of the Association as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Association's lending activities. The Association's policies generally limit investments to government and federal agency securities. The Association's policies provide the authority to invest in United States Treasury and federal agency securities meeting the Association's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Association funds such investments not only through payments on deposit accounts and the proceeds from the repayment of loans and the Association's operations, but also through FHLB advances. The success of such use of FHLB advances depends on management's ability to maintain a positive spread between the interest earned on the investment securities and the interest cost of the FHLB advances. At December 31, 2000, the Association had investment and mortgage-backed securities with a carrying value of $38.9 million and a market value of $38.3 million. At December 31, 2000, the Association had $3.1 million in mortgage-backed and investment securities classified as available-for-sale and $35.8 million in investment and mortgage-backed securities classified as held-to-maturity. Of the Association's mortgage-backed securities, $3.1 million had adjustable rates at December 31, 2000.

         At December 31, 2000, all of the Association's mortgage-backed securities were insured or guaranteed by either Freddie Mac, Fannie Mae or Ginnie Mae. In addition, the Association owned two CMOs which failed a stress test at December 31, 2000. The securities failed the portion of the test in which the life of the security would shorten beyond the prescribed limit in the event interest rates drop 200 basis points or more. The securities failed the portion of the test in which the percentage change in price would drop more than the prescribed amount in the event interest rates rise 300 basis points or more. The risk involved is the inability to sell the security to reinvest at more favorable rates. Management does not consider these securities to be high risk.

         The following table sets forth certain information regarding the amortized cost and fair value of the Association's securities at the dates indicated.

                                                                           AT DECEMBER 31,
                                                 --------------------------------------------------------------------
                                                         2000                    1999                   1998
                                                 --------------------    --------------------    --------------------
                                                 AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                   COST        VALUE       COST        VALUE       COST        VALUE
                                                 ---------    -------    ---------    -------    ---------    -------
                                                                            (IN THOUSANDS)
Investment securities:
   Debt securities held-to-maturity:
   Obligations of U.S. government
      agencies ..............................     $ 7,993     $ 7,866     $21,492     $20,945     $   998     $ 1,006
      Commercial paper ......................          --          --          --          --       1,494       1,488
                                                  -------     -------     -------     -------     -------     -------
            Total ...........................       7,993       7,866      21,492      20,945       2,492       2,494
                                                  -------     -------     -------     -------     -------     -------

   Debt securities available-for-sale:
      Obligations of U.S. Treasury and
         U.S. government agencies ...........          --          --          --          --          --          --
      Municipal securities ..................          --          --          25          25         175         179
                                                  -------     -------     -------     -------     -------     -------
            Total ...........................          --          --          25          25         175         179

            Total debt securities ...........       7,993       7,866      21,517      20,970       2,667       2,673
                                                  -------     -------     -------     -------     -------     -------

Mortgage-related securities:
   Mortgage-related securities
      held-to-maturity:
      Freddie Mac ...........................      15,442      15,241      18,455      17,585      17,019      17,331
      Fannie Mae ............................       6,454       6,386       7,210       6,827       4,078       4,147
      Collateralized Mortgage Obligations ...       5,907       5,758       7,551       6,943       9,040       8,991
                                                  -------     -------     -------     -------     -------     -------
         Total mortgage-related securities
            held-to-maturity ................      27,803      27,385      33,216      31,355      30,137      30,469
                                                  -------     -------     -------     -------     -------     -------
   Mortgage-related securities
      available-for-sale:
      Freddie Mac ...........................         217         215         281         277         342         343
      Fannie Mae ............................       1,223       1,233       1,486       1,510       2,056       2,086
      Ginnie Mae ............................       1,627       1,642       1,963       1,983       2,508       2,541
                                                  -------     -------     -------     -------     -------     -------
         Total mortgage-related
            securities available-for-sale ...       3,067       3,090       3,730       3,770       4,906       4,970
                                                  -------     -------     -------     -------     -------     -------
            Total mortgage-related
              securities ....................      30,870      30,475      36,946      35,125      35,043      35,439
                                                  -------     -------     -------     -------     -------     -------
         Net unrealized (losses) gains on
            available-for-sale securities ...          23          --          40          --          68          --
                                                  -------     -------     -------     -------     -------     -------
            Total securities ................     $38,886     $38,341     $58,503     $56,095     $37,778     $38,112
                                                  =======     =======     =======     =======     =======     =======

         The following table sets forth the Association's securities activities for the periods indicated.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             2000          1999          1998
                                                           --------      --------      --------
                                                                      (IN THOUSANDS)
INVESTMENT SECURITIES:
   Investment securities, beginning of period(1) .....     $ 58,503      $ 37,778      $ 49,294
   Purchases:
      Investment securities -- held-to-maturity ......           --        36,887        11,500
      Investment securities -- available-for-sale ....          174           503           425
   Sales:
      Investment securities -- available-for-sale ....         (227)         (504)         (442)
   Calls, maturities and payments:
      Investment securities -- held-to-maturity ......      (18,950)      (14,808)      (12,684)
      Investment securities -- available-for-sale ....         (788)       (1,437)      (10,395)
   Net increase (decrease) in premium amortization and
      discount accretion .............................          191           110            83
   Net increase (decrease) in unrealized gain (loss) .          (17)          (26)           (3)
                                                           --------      --------      --------
   Net increase (decrease) in investment securities ..      (19,617)       20,725       (11,516)
                                                           --------      --------      --------
   Investment securities, end of period ..............     $ 38,886      $ 58,503      $ 37,778
                                                           ========      ========      ========

----------
(1)  Includes mortgage-related securities.

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's investment securities and mortgage-related securities as of December 31, 2000.

                                                                AT DECEMBER 31, 2000
                                          -----------------------------------------------------------
                                                                  MORE THAN           MORE THAN
                                                                  ONE YEAR            FIVE YEARS
                                           ONE YEAR OR LESS     TO FIVE YEARS        TO TEN YEARS
                                          ------------------  ------------------  ------------------
                                                    WEIGHTED            WEIGHTED            WEIGHTED
                                          CARRYING  AVERAGE   CARRYING  AVERAGE   CARRYING  AVERAGE
                                           VALUE     YIELD      VALUE    YIELD     VALUE     YIELD
                                          --------  --------  --------  --------  --------  --------
                                                            (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   Investment securities:
      Obligations of U.S.
         government agencies.............     --       --          --      --      $2,000     6.64%
   Mortgage-related securities:
      Freddie Mac........................     --       --          --      --          --        --
      Fannie Mae.........................     --       --          --      --          --        --
      Collateralized Mortgage
         Obligations.....................     --       --          --      --          --        --
                                                                                   ------
         Total securities at
            amortized cost...............                                          $2,000     6.64%
                                                                                   ======

Available-for-sale securities:
   Mortgage-related securities:
      Freddie Mac........................     --       --          --      --          --        --
      Fannie Mae.........................     --       --          --      --          --        --
      Ginnie Mae.........................     --       --          --      --          --        --
                                           -----                -----              ------

         Total securities at fair value..


                                                    AT DECEMBER 31, 2000
                                           --------------------------------------

                                                 MORE THAN
                                                 TEN YEARS           TOTAL
                                            ------------------ ------------------
                                                      WEIGHTED           WEIGHTED
                                            CARRYING  AVERAGE  CARRYING  AVERAGE
                                             VALUE     YIELD    VALUE     YIELD
                                            --------  -------- --------  --------
                                                    (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   Investment securities:
      Obligations of U.S.
         government agencies.............    $ 5,993    7.11%   $ 7,993    6.99%
   Mortgage-related securities:
      Freddie Mac........................         --      --         --      --
      Fannie Mae.........................         --      --         --      --
      Collateralized Mortgage
         Obligations.....................     27,803    6.46     27,803    6.46
                                             -------            -------
         Total securities at
            amortized cost...............    $33,796    6.58%   $35,796    6.58%
                                             =======            =======

Available-for-sale securities:
   Mortgage-related securities:
      Freddie Mac........................    $   215    7.39%   $   215    7.39%
      Fannie Mae.........................      1,233    8.11      1,233    8.11
      Ginnie Mae.........................      1,642    6.91      1,642    6.91
                                             -------            -------

         Total securities at fair value..    $ 3,090    7.42%   $ 3,090    7.42%
                                             =======            =======

SOURCES OF FUNDS

         GENERAL. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes. The Association has historically also used FHLB advances as a source of funds.

         DEPOSITS. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook accounts, savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended December 31, 2000, certificates of deposit constituted 54.14% of total average deposits. The term of the certificates of deposit offered by the Association vary from six months to four years and the offering rates are established by the Association on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2000, the Association had $29.9 million of certificate accounts maturing in less than one year. The Association expects that most of these accounts will be reinvested and does not believe that there are any material risks associated with the respective maturities of these certificates. The Association's deposits are obtained predominantly from the area in which its banking offices are located. The Association relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits.

         The following table presents the deposit activity of the Association for the periods indicated:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      --------------------------------
                                                       2000         1999         1998
                                                      -------      -------      ------
                                                               (IN THOUSANDS)
Increase (decrease) before interest credited...       $(2,503)     $(9,993)     $7,071
Interest credited .............................           667        1,188         584
                                                      -------      -------      ------
Net increase (decrease) .......................       $(1,836)     $(8,805)     $7,655
                                                      =======      =======      ======

         At December 31, 2000, the Association had $3.2 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                           WEIGHED
                                                           AVERAGE
            MATURITY PERIOD                     AMOUNT      RATE
            ---------------                     ------     -------
                                              (DOLLARS IN THOUSANDS)
            Three months or less .........      $  211      6.50%
            Over 3 through 6 months ......       1,205      6.35
            Over 6 through 12 months......       1,246      5.71
            Over 12 months ...............         524      6.83
                                                ------
                  Total ..................      $3,186
                                                ======

         The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information at December 31, 2000. Averages for the periods presented utilize month-end balances.

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                ---------------------------------------------------------------------------------------------------
                                             2000                               1999                              1998
                                ------------------------------   --------------------------------   -------------------------------
                                          PERCENT OF                        PERCENT OF                         PERCENT OF
                                            TOTAL      AVERAGE                 TOTAL      AVERAGE                TOTAL      AVERAGE
                                AVERAGE    AVERAGE      RATE     AVERAGE      AVERAGE      RATE     AVERAGE     AVERAGE       RATE
                                BALANCE    DEPOSITS     PAID     BALANCE      DEPOSITS     PAID     BALANCE     DEPOSITS      PAID
                                -------   ----------   -------   -------    ----------    -------   -------    ----------   -------
                                                                      (DOLLARS IN THOUSANDS)
NOW accounts .................  $ 5,496       7.54%     3.09%    $ 5,256        7.02%       2.85%   $ 8,478       10.54%      2.43%
Money market accounts ........    5,813       7.98      4.58       3,020        4.03        3.41      2,575        3.20       3.30
Savings accounts .............   19,849      27.23      2.81      22,222       29.67        2.50     23,586       29.31       2.95
Certificates of deposit ......   40,271      55.25      5.51      43,231       57.72        5.41     44,775       55.64       5.58
Non-interest-bearing deposits:
   Demand deposits ...........    1,461       2.00        --       1,170        1.56          --      1,059        1.31         --
                                -------     ------               -------     -------                -------     -------

      Total average deposits..  $72,890     100.00%     4.43%    $74,899      100.00%       4.20%   $80,473      100.00%      4.33%
                                =======     ======               =======     =======                =======     =======

         The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding.

                                      PERIOD TO MATURITY FROM DECEMBER 31, 2000                  AT DECEMBER 31,
                                 ----------------------------------------------------    -------------------------------
                                                         TWO TO     OVER
                                 LESS THAN    ONE TO     THREE      THREE
                                  ONE YEAR   TWO YEARS   YEARS      YEARS      TOTAL      1999        1998         1997
                                 ---------   ---------   ------     -----     -------    -------     -------     -------
                                                             (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS:
0 to 3.99% ...................    $    36     $   63     $   --     $ --     $    99     $    20     $    --     $    --
4.00 to 4.99% ................      6,193        137         27       --       6,357      13,448       4,516       3,976
5.00 to 5.99% ................     13,850      2,254        242       60      16,406      25,292      30,421      24,615
6.00 to 6.99% ................      9,624      3,710        325       35      13,694       2,383       9,369      12,437
7.00 to 7.99% ................        189      2,661        160       --       3,010          --          --       1,098
Over 8.00% ...................         --         13        350       11         374          96         109         121
                                  -------     ------     ------     ----     -------     -------     -------     -------
  Total certificate accounts..    $29,892     $8,838     $1,104     $106     $39,940     $41,239     $44,408     $42,247
                                  =======     ======     ======     ====     =======     =======     =======     =======

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

         The following table sets forth certain information regarding the Association's borrowed funds at or for the periods ended on the dates indicated:


                                                                                   AT OR FOR THE YEAR ENDED
                                                                                         DECEMBER 31,
                                                                         ------------------------------------------
                                                                           2000             1999             1998
                                                                         --------         --------         --------
                                                                                   (DOLLARS IN THOUSANDS)
FHLB advances and other borrowings:
   Average balance outstanding..................................          $38,815          $29,779          $25,390
   Maximum amount outstanding at any month-end
      during the period.........................................           40,536           36,419           31,951
   Balance outstanding at end of period.........................           40,536           36,419           16,029
   Weighted average interest rate during the period.............             5.74%            5.27%            5.82%
   Weighted average interest rate at end of period..............             5.74%            5.52%            5.62%


SUBSIDIARY ACTIVITIES

         As of December 31, 2000, the Company maintained the Association as a wholly owned subsidiary. The Association has no subsidiaries.

PERSONNEL

         As of December 31, 2000, the Association had 33 full-time employees and 12 part-time employees. The employees are not represented by a collective bargaining unit and the Association believes it has a good relationship with its employees.

                SELECTED FINANCIAL AND OTHER DATA OF THE COMPANY

         The selected financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto presented elsewhere in this report.

                                                                          AT DECEMBER 31,
                                                --------------------------------------------------------------------
                                                    2000          1999          1998          1997          1996
                                                -----------   -----------   -----------   ------------  ------------
                                                                      (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL DATA:(12)
   Total assets...............................    $140,933      $142,497      $133,436       $118,265      $124,186
   Cash and cash equivalents..................       2,930         4,928        26,026          5,846         5,238
   Loans, net(1)..............................      86,265        73,177        64,101         57,886        49,517
   Securities held-to-maturity(2):
      Mortgage-related securities, net........      27,803        33,216        30,137         27,987        37,893
      Investment securities, net..............       7,993        21,492         2,492          3,489         5,499
   Securities available-for-sale(2):
      Mortgage-related securities, net........       3,090         3,770         4,970          7,629        10,093
      Investment securities, net..............          --            25           179         10,189        10,879
   Deposits...................................      73,997        75,833        84,638         76,983        75,828
   FHLB advances..............................      40,536        36,419        16,029         26,161        34,277
   Total equity...............................      17,833        29,200        31,773         14,165        13,243
   Real estate owned, net.....................          --            11            --             --            --
   Nonperforming assets and troubled
      debt restructurings.....................         489           104            39            199            45

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                   2000          1999          1998           1997          1996
                                                 ----------    ----------    ----------    -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)
SELECTED OPERATING DATA:(12)
   Total interest income......................      $9,834        $9,303        $8,787         $8,803        $8,613
   Interest expense...........................       5,802         4,714         4,963          5,273         5,197
                                                 ---------     ---------     ---------     ----------    ----------
      Net interest income.....................       4,032         4,589         3,824          3,530         3,416
   Provision for loan losses..................          --            --           154             --            --
                                                 ---------     ---------     ---------     ----------    ----------
      Net interest income after provision
         for loan losses......................       4,032         4,589         3,670          3,530         3,416
   Non-interest income:
      Net gain (loss) on sale of securities...          10            38            21             --           (9)
      Other...................................         284           276           318            241           178
                                                 ---------     ---------     ---------     ----------    ----------
         Total non-interest income............         294           314           339            241           169
   Non-interest expense(3)....................       3,900         4,956         3,681          2,883         3,252
                                                 ---------     ---------     ---------     ----------    ----------
   Income (loss) before income taxes..........         426          (53)           328            888           333
   Income taxes...............................         150          (11)           117            207            46
                                                 ---------     ---------     ---------     ----------    ----------
         Net income (loss)....................       $ 276        $ (42)         $ 211          $ 681         $ 287
                                                 =========     ========      =========     ==========    ==========

                                                    (See footnotes on next page)

                                                                  AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                         2000         1999         1998        1997          1996
                                                     -----------  -----------  -----------  ----------   -----------
SELECTED OPERATING RATIOS AND OTHER DATA:(4)(12)
PERFORMANCE RATIOS:
   Average yield on interest-earning assets(5) ...        7.42%        6.97%        7.44%       7.42%         7.37%
   Average rate paid on interest-bearing
      liabilities ................................        5.01         4.55         4.73        4.94          4.93
   Average interest rate spread(6)................        2.21         2.42         2.71        2.48          2.44
   Net interest margin(7) ........................        2.96         3.44         3.31        2.98          2.92
   Ratio of interest-earning assets to
      interest-bearing liabilities ...............      120.16       127.68       112.43      111.22        110.89
   Efficiency ratio(8) ...........................       90.36       101.75        88.87       76.45         90.48
   Non-interest expense as a percent of average
      assets .....................................        2.82         3.60         3.03        2.36          2.71
   Return on average assets ......................         .20       (0.03)         0.17        0.56          0.24
   Return on average equity ......................        1.27       (0.14)         1.41        5.00          2.19
   Ratio of average equity to average assets .....       15.68        22.48        12.36       11.16         10.94
   Earnings per shares(9) ........................         .17       (0.02)           --          --            --

REGULATORY CAPITAL RATIOS:
   Tangible capital ratio ........................       15.60        15.10        16.10       11.95         10.80
   Core capital ratio ............................       15.60        15.10        16.10       11.95         10.80
   Risk-based capital ratio ......................       32.40        34.10        36.80       27.39         28.38

ASSET QUALITY RATIOS: (12)
   Nonperforming loans and troubled debt
      restructurings as a percent of total
      loans(10) ..................................        0.56         0.13         0.06        0.35          0.09
   Nonperforming assets and troubled debt
      restructurings as a percent of total
      assets(11) .................................        0.35         0.07         0.03        0.17          0.04
   Allowance for loan losses as a percent
      of total loans .............................        0.41         0.50         0.59        0.40          0.46
   Allowance for loan losses as a percent of
      nonperforming loans and troubled debt
      restructurings(1)(10) ......................        0.72x        3.97x        9.72x       1.16x         5.09x

FULL SERVICE OFFICES AT END OF PERIOD ............           3            4            6           4             4

-------------------

(1) Loans, net, represents gross loans receivable and loans held for sale net of the allowance for loan losses, loans in process and deferred loan origination fees. The allowance for loan losses at December 31, 2000, 1999, 1998, 1997 and 1996 was $354,000, $369,000, $379,000, $231,000 and
     $229,000, respectively.

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

(12) The Association converted from the mutual form of ownership to a stock company in 1998.

                           REGULATION AND SUPERVISION

GENERAL

         As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the Office of Thrift Supervision ("OTS"). The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

         The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Association continues to comply with the QTL Test. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS thirty days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

         The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2000, the Association met each of its capital requirements.

         The following table presents the Association's capital position at December 31, 2000

                                                                        EXCESS               CAPITAL
                                                                                     ------------------------
                                         ACTUAL        REQUIRED      (DEFICIENCY)     ACTUAL       REQUIRED
                                         CAPITAL       CAPITAL          AMOUNT        PERCENT      PERCENT
                                       ------------   -----------   ---------------  ----------   -----------
                                                              (DOLLARS IN THOUSANDS)

         Tangible..................        $21,931        $2,112           $19,819       15.6%      1.50%
         Core (Leverage)...........        $21,931        $2,754           $19,177       15.6%      4.00%
         Risk-based................        $22,285        $5,509           $16,776       32.4%      8.00%

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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 2.07 basis points.

         The Association's assessment rate for fiscal 1999 ranged from .019 to .021 basis points. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2000, the Association's limit on loans to one borrower was $3.29 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $306,000.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2000, the Association maintained 94% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

         LIQUIDITY. During 2000, the Association is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 4%.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 2000 totaled $37,241.

         TRANSACTIONS WITH RELATED PARTIES. The Association's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2000 of $3.1 million.

         The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Association's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts over $5.5 million to and including $42.8 million; a 10% reserve ratio is applied above $42.8. The first $5.5 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Association complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Association report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. For its 2000 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

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

OHIO TAXATION

         The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or 0.4% times of taxable net worth. Under these alternative measures of computing tax liability, complex formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is $50 per year and maximum tax liability as measured by net worth is limited to $150,000 per year.

         A special litter tax also applies to all corporations, including the Company, subject to the Ohio Corporation franchise tax. This litter tax does not apply to "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computer Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

         Certain holding companies, such as the Company, will qualify for complete exemption from the net worth tax if certain conditions are met. The Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.

         The Association is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% for 2000 and 1.4% for 1999 and thereafter of the Association's apportioned book net worth, determined in accordance with Generally Accepted Accounting Principles, less any statutory deduction. As a "financial institution," the Association is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

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

                                                                                                NET BOOK VALUE
                                                             ORIGINAL                           OF PROPERTY OR
                                                                YEAR          DATE OF              LEASEHOLD
                                              LEASED OR      LEASED OR          LEASE           IMPROVEMENTS AT
LOCATION                                        OWNED        ACQUIRED        EXPIRATION        DECEMBER 31, 2000
----------                                    ----------   --------------   -------------   ------------------------
                                                                                                (IN THOUSANDS)
ADMINISTRATIVE/HOME OFFICE:
601 Main Street                                 Owned          1989             --                   $444
Wellsville, Ohio 43968

BRANCH OFFICES:
49028 Foulks Drive                              Owned          1979             --                   $225
East Liverpool, Ohio 43920

100 Main Street                                Leased          1996             2011                 $160
Wintersville, Ohio 43952


ITEM 3.           LEGAL PROCEEDINGS.

         The Association is not a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Association, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. The Association is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Association.


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.


                                     PART II

ITEM 5.           MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS.

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "GCFC." As of December 31, 2000, there were 1,749,831 shares of common stock outstanding and 604 stockholders, excluding persons or entities who hold stock in nominee or "street name." Dividend payments by the Company are dependent primarily on dividends received by the Company from the Association. Under federal regulations, the dollar amount of dividends the Association may pay is dependent upon its capital position and recent net income. Generally, if the Association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in the conversion in accordance with the OTS regulations.

         The table below shows the price range of common stock and dividends paid for the years ended December 31, 2000 and 1999. This information was provided by the Nasdaq SmallCap Market.

                                        FISCAL 2000                                     FISCAL 1999
                         -------------------------------------------    --------------------------------------------
                            HIGH            LOW          DIVIDENDS         HIGH             LOW          DIVIDENDS
                         ------------    -----------     -----------    ------------    ------------    ------------
First Quarter..........      $16.000         $8.125           $6.06         $10.813         $10.250            $ --
Second Quarter.........       10.125          8.063             .06          11.375          10.250             .05
Third Quarter..........       10.250          9.000             .06          13.250          10.750             .05
Fourth Quarter.........       11.375          8.875             .07          16.750          11.875             .06


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

MANAGEMENT STRATEGY

         The Company is a community oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate single family residential mortgage loans and short-term consumer loans. To a lesser extent, the Company also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management's efforts in increasing the Company's volume of shorter-term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Company's residential mortgage business. The Company's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund (the "SAIF"), and administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Company also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

         The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. The Company is also not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.

MANAGEMENT OF MARKET RISK

         GENERAL. Market risk is the risk of loss from adverse changes in market prices and rates. The Association's market risk arises primarily from interest-rate risk inherent in its lending and deposit-taking activities. The Association, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. One of the Association's principal financial objectives is to achieve long-term profitability while reducing and managing its exposure to fluctuations in interest rates. To that end, management actively monitors and manages its interest rate risk exposure.

         QUALITATIVE ASPECTS OF MARKET RISK. The principal objective of the Association's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate to the Association's business strategy, operating environment, capital and liquidity requirement and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Association seeks to reduce the vulnerability of its operations to changes in interest rates. The Association monitors its interest rate risk as such risk relates to its operating strategies. The Association's board of Directors has established an Asset/Liability Committee, responsible for reviewing its asset/liability policies and interest rate risk position, which meets on a monthly basis and reports trends and interest rate risk position to the Board of Directors. The extent of the movement of interest rates is an uncertainty that could have a negative impact on earnings of the Association.

         The Association has sought to reduce exposure of its earnings to changes in market interest rates by managing asset and liability maturities and interest rates primarily through the use of adjustable-rate mortgage-backed securities and, subject to market conditions, adjustable-rate mortgage loans and by extending the maturities of it interest-bearing liabilities. In the current interest rate environment, customer demand for adjustable-rate mortgage loans has been limited.

         QUANTITATIVE ASPECTS OF MARKET RISK. As part of its interest rate risk analysis, the Association uses an interest rate sensitivity model which generates estimates of the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Association's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Association's NPV as of December 31, 2000, as calculated by the OTS.

         The following table sets forth the Association's NPV as of December 31, 2000, as calculated by the OTS.

                                                                                            NPV AS A % OF PORTFOLIO
                                                  NET PORTFOLIO VALUE                           VALUE OF ASSETS
    CHANGE IN INTEREST             --------------------------------------------------       ------------------------
   RATES IN BASIS POINTS                                                                     NPV
       (RATE SHOCK)                  AMOUNT          $ CHANGE            % CHANGE           RATIO          CHANGE
----------------------------       ----------       ------------       --------------       -------       ----------
            300                      $14,637            $(9,166)                 (39)       11.12              (556)
            200                       17,836             (5,967)                 (25)       13.17              (352)
            100                       21,031             (2,773)                 (12)       15.10              (158)
          Static                      23,803                 --                   --        16.68                --
           (100)                      25,338              1,535                    6        17.49                81
           (200)                      26,082              2,279                   10        17.83               115
           (300)                      27,172              3,372                   14        18.36               168


         As illustrated in the table, the Association's NPV declines in a rising interest rate environment. Specifically, the table indicates that, at December 31, 2000, the Association's NPV was $23.8 million (or 16.68% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $6.0 million or 25% decline in the Association's NPV and would result in a 352 basis point or 21.0% decline in the Association's NPV ratio to 13.17%. The percentage decline in the Association's NPV at December 31, 2000 was within the limit in the Association's Board-approved guidelines.

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

         AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Association at and for the years ended December 31, 2000 and 1999. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown, except where otherwise noted, and reflect annualized yields and costs. Average balances are derived from average monthly balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                --------------------------------------------------------------------
                                                              2000                              1999
                                                --------------------------------- ----------------------------------
                                                                        AVERAGE                           AVERAGE
                                                 AVERAGE                YIELD/     AVERAGE                 YIELD/
                                                 BALANCE    INTEREST     RATE      BALANCE    INTEREST      RATE
                                                ----------  ----------  --------  ----------  ---------  ----------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
   Interest-bearing deposits................    $    4,136  $     171      4.13%  $    3,587  $     145       4.04%
   Investment securities (1):
      Taxable...............................        43,742      2,812       6.43      59,498      3,727        6.26
      Non-taxable(2)........................            19          1       7.97         129          8        9.40
      Time deposits with other bank.........         5,250        361       6.88          --         --          --
   Loans (3)................................        80,184      6,270       7.82      67,434      5,227        7.75
   FHLB stock...............................         2,985        219       7.34       2,787        196        7.03
                                                ----------  ----------            ----------  ---------
         Total interest-earning assets......       136,316      9,834       7.21     133,435      9,303        6.97
Non-interest-earning assets.................         1,195                             4,103
                                                ----------                        ----------
         Total assets.......................    $  137,511                        $  137,538
                                                ==========                        ==========

INTEREST-BEARING LIABILITIES:
   Deposits.................................    $   71,429      3,166       4.43  $   74,729      3,146        4.21
   FHLB advances and other borrowings.......        38,815      2,229       5.74      29,779      1,568        5.27
   Loan Payable.............................         5,250        407       7.75          --         --          --
                                                ----------  ----------            ----------  ---------
        Total interest-bearing liabilities..       115,494      5,802       5.01     104,508      4,714        4.55
                                                ----------  ----------            ----------  ---------  ----------

   Non-interest-bearing liabilities.........         3,305                             2,105
                                                ----------                        ----------
         Total liabilities..................       118,799                           106,613
   Equity...................................        18,712                            30,925
                                                ----------                        ----------
         Total liabilities and equity.......    $  137,511                        $  137,538
                                                ==========                        ==========

   Net interest-earning assets..............                                      $   28,927
                                                                                  ==========
   Net interest income/interest rate
      spread (4) ...........................                $   4,032      2.21%              $   4,589       2.42%
                                                            ==========  ========              =========  ==========

   Net interest margin as a percentage
      of interest-earning assets (5)........                               2.96%                              3.44%
   Ratio of interest-earning assets                                     ========                         ==========
      to interest-bearing liabilities.......        120.16%                          127.68%
                                                 ==========                       ==========


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

                                                             YEAR ENDED                       YEAR ENDED
                                                         DECEMBER 31, 2000                 DECEMBER 31, 1999
                                                       COMPARED TO YEAR ENDED           COMPARED TO YEAR ENDED
                                                         DECEMBER 31, 1999                 DECEMBER 31, 1998
                                                    ------------------------------  --------------------------------
                                                        INCREASE/                        INCREASE/
                                                    (DECREASE) DUE TO                 (DECREASE) DUE TO
                                                    -------------------             ---------------------
                                                     RATE      VOLUME      NET        RATE      VOLUME       NET
                                                   --------   --------   --------   ---------  ---------  ---------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Interest-earning deposits...................... $      3   $     23   $     26   $      74   $   (67)  $       7
      Investment securities:
         Taxable..................................       96    (1,011)      (915)       (413)        712        299
         Non-taxable..............................      (2)        (5)        (7)           1        (8)        (7)
         Time deposits with other banks...........       --        361        361          --         --         --
      Loans.......................................       46        997      1,043       (320)        527        207
      FHLB........................................        9         14         23         (4)         14         10
                                                   --------   --------   --------   ---------  ---------  ---------
         Total interest-earning assets............ $    152   $    379   $    531   $   (662)  $   1,178  $     516
                                                   ========   ========   ========   ========   =========  =========

INTEREST-BEARING LIABILITIES:
   Deposits....................................... $    162      (142)         20       (143)      (197)      (378)

      FHLB advances and other borrowings..........      152        509        661       (138)        229         91
      Loan Payable................................       --        407        407          --         --         --
                                                   --------   --------   --------   ---------  ---------  ---------
         Total interest-bearing liabilities.......      314        774      1,088   $   (281)  $      32  $   (249)
                                                   ========   ========   ========   ========   =========  =========
Increase(decrease) in net interest income......... $  (162)   $  (395)   $  (557)   $   (381)  $   1,146  $     765
                                                   ========   ========   ========   ========   =========  =========


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2000 AND DECEMBER 31, 1999

         Total assets of the Company were $140.9 million at December 31, 2000, compared to $142.5 million at December 31, 1999, representing a decrease of $1.6 million, or 1.12%.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased $2.0 million, from $4.9 million at December 31, 1999 to $2.9 million at December 31, 2000. The decrease was primarily the result of the Association having excess cash at the end of 1999 as part of its Y2K contingency plan.

         SECURITIES. Total securities decreased $19.6 million, or 33.50%, from $58.5 million at December 31, 1999 to $38.9 million at December 31, 2000. The proceeds of maturing securities and securities sold were used to fund the increase in loans and a $6.00 per share return of capital in the second quarter of 2000. The proceeds were also used to increase time deposits with other Associations by $7.0 million

         LOANS. Loans, including loans held for sale, increased $12.9 million, or 17.74% from $73.3 million at December 31, 1999 to $86.3 million at December 31, 2000. Average loans comprised 58.82% of interest-earning assets in 2000 compared to 50.54% in 1999. The majority of the increase was in the single-family real estate portfolio and consumer loans. The majority of the increase was due to demand in the surrounding area, however $2.8 million of the increase was due to the Company purchasing loans from another financial institution.

         DEPOSITS AND BORROWINGS. The Company's deposits are obtained primarily from individuals and businesses in its market area. Total deposits decreased $1.8 million, or 2.42%, from $75.8 million at December 31, 1999 to $74.0 million at December 31, 2000. The decline occurred primarily in savings which decreased $3.2 million and certificates of deposits, which decreased $1.3 million. The decrease in savings and certificates of deposits was partially offset by the increase in interest-bearing checking accounts of $3.2 million. Deposits are still the main funding source for loans, but the Company will use FHLB Advances to fund loan demand as needed. Deposits also decreased due to the closing of several branches at the end of 1999. The Company also has a $7.0 million loan payable with a financial institution. The proceeds were used to help fund the return of capital of $6.00 during 2000.

         SHAREHOLDERS' EQUITY. Shareholders' equity decreased $11.4 million or 38.9% from December 31, 1999 to December 31, 2000 primarily due to the return of capital, treasury stock purchases and cash dividends.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2000 AND DECEMBER 31, 1999

         GENERAL. Net income for the year ended December 31, 2000 increased by $318,000 from ($42,000) for the year ended December 31, 1999 to $276,000 for the year ended December 31, 2000. The increase was primarily due to the $917,000 charge taken as a result of management's decision to close three in-store branches during the fourth quarter of 1999. Management decided to close the branches based on its analysis that the costs incurred to close the branches was less than the continuing costs of operating the branches and based on its projections that the branches would not achieve the necessary growth in the near term to provide a positive contribution to earnings.

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

         Net interest income decreased approximately $557 or 12.14%, from $4.6 million for the year ended December 31, 1999 to $4.0 million for the year ended December 31, 2000. The decrease was due to a $531, or 5.71%, increase in interest income which was off-set by a $1.1 million, or 23.08% increase in interest expense. The increase in interest income consisted of a $352,000 increase due to increased average volume of interest-earning assets and a $179,000 increase due to increasing interest rates. The increase in interest expense resulted from increased expense associated with the loan payable and the increase in FHLB advance expense due to the increased volume.

         Average loans outstanding for the year ended December 31, 2000 increased $12.8 million, or 18.91%, compared to average loans outstanding for the year ended December 31, 1999, and average securities decreased $10.6 million, or 17.80%, compared to the prior year. For the year ended December 31, 2000, the Association experienced an increase in average yield on assets of 24 basis points and an increase in the average cost of liabilities of 46 basis points. The combination of the increase in average interest-bearing liabilities coupled with the increase in interest rates resulted in a $557,000 decrease in net interest income over net interest income for the year ended December 31, 1999. Average net interest margin decreased 48 basis points from 3.44% for the year ended December 31, 1999 to 2.96% for the year ended December 31, 2000. The Association's average interest rate spread decreased 21 basis points from 2.42% for the year ended December 31 1999 to 2.21% for the year ended December 31, 2000. In addition, the 2000 results were significantly effected by the Company's return of capital and the additional compensation recorded due to the return of capital distributions being passed through to plan participants.

         The tables appearing elsewhere in this annual report provide a more detailed analysis of the changes in average balances, yields/rates and net interest income identifying that portion of change in average volume versus that portion due to changes in average rates. See "Average Balance Sheet," "Rate/Volume Analysis" and "Weighted Average Yields."

         PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as past experience, prevailing general economic conditions, considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio. No provision for loan losses was recorded during the year ended December 31, 2000 or 1999. In addition, the Company did not experience significant loan charge-offs during 2000 or 1999. At December 31, 2000, the allowance for loan losses represented .41% of total loans compared to 0.50% at December 31, 1999.

         NONINTEREST INCOME. The Company experienced a $20,000, or 6.37%, decrease in noninterest income for the year ended December 31, 2000 from the year ended December 31, 1999. The decrease was primarily due to the decrease in the gain on sale of loans and securities during 2000. During 2000, long term fixed rates increased which decreased the volume of long term fixed rates originated and which are the primary loans that the Association sells in the secondary market. In addition, with the increase in rates, management decided to retain more of the mortgage loans originated in the Association's loan portfolio. An increase in other income of $2 partially offset the decline in the gain on sale of loans and securities.

         NONINTEREST EXPENSE. Noninterest expense for the year ended December 31, 2000 decreased $1.1 million, or 21.31%, as compared with the year ended December 31, 1999, primarily due to $917,000 expensed in 1999 due to the branch closings previously discussed. Salaries and benefits increased $258,000 or 12.55% due primarily to the increased expense of the recognition and retention plan caused by the distribution of the return of capital on shares in the plan being passed through to participants which was partially offset by a decline in salary expense due to a reduction in staffing as a result of the branch closings in 1999. The increase in franchise tax expense was due to the additional capital obtained from the mutual to stock conversion. Occupancy expense decreased as a result of the branch closures during 1999.

         INCOME TAXES. The income tax expense totaled $150,000 for the year ended December 31, 2000 compared to a benefit of $11,000 for the year ended December 31, 1999, due to the increase in income before income taxes.

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

         Average loans outstanding for the year ended December 31, 1999 increased $6.6 million, or 10.92%, compared to average loans outstanding for the year ended December 31, 1998, and average securities increased $10.8 million, or 22.10%, compared to the prior year. For the year ended December 31, 2000, the Association experienced a decrease in average yield on assets of 47 basis points and a decrease in the average cost of liabilities of 18 basis points. The combination of the increase in average earning assets coupled with the decline in interest rates resulted in a $765,000 increase in net interest income over net interest income for the year ended December 31, 1998. Average net interest margin increased 13 basis points from 3.31% for the year ended December 31, 1998 to 3.44% for the year ended December 31, 1999. The Association's interest rate spread decreased 29 basis points from 2.71% for the year ended December 31 1998 to 2.42% for the year ended December 31, 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits and other borrowings, including advances from the FHLB, loan and mortgage-backed securities repayments and other funds provided by operations. The Company also has a limited ability to borrow additional funds from the FHLB. The Company maintains investments in liquid assets based upon management's assessment of:
(i) the Company's need for funds; (ii) expected deposit flows; (iii) the yields available on short-term liquid assets; and (iv) the objectives of the Company's asset/liability management program. The Company maintains a liquidity ratio above the regulatory requirement. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4.0%. The Company's average regulatory liquidity ratios were 18.7%, 20.87%, and 19.3% for the years ended December 31, 2000, 1999 and 1998, respectively. The Company's regulatory liquidity ratio increased at December 31, 2000 and 1999 due the funds received from the sale of the stock on December 31, 1999. As the conversion proceeds are utilized to fund loan growth or longer term assets, management expects to the liquidity ratio to return to more historical levels.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $633, $(36) and $837 for the years ended December 31, 2000, 1999 and 1998, respectively. Net cash from investing activities consisted primarily of disbursements for loan organizations and the purchase, sales and maturities of investments and mortgage-backed securities. Net cash from financing activities consisted primarily of the net proceeds from sale of stock, activity in deposit accounts and FHLB advances.

         At December 31, 2000, the Company exceeded all of its regulatory capital requirements with a core capital level of $21.9 million, or 15.6%, of adjusted total assets, which is above the required level of $5.6 million, or 4.00%; Tier I capital of $21.9 million, or 31.9%, of risk-weighted assets, which is above the required level of $2.8 million, or 4.00%; and risk-based capital of $22.3 million, or 32.4%, of risk-weighted assets, which is above the required level of $5.5 million, or 8.00%. See "Regulatory Capital Compliance."

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2000, cash and short-term investments totaled $2.9 million. The Company has other sources of liquidity if a need for additional funds arises, including securities maturing within one year and the repayment of loans. The Company may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At December 31, 2000, the Company had advances outstanding from the FHLB of $40.5 million and $3.1 million of securities available for sale.

         At December 31, 2000, the Company had outstanding commitments to originate loans of $3.4 million compared to $2.4 million at December 31, 1999. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 2000 totaled $29.9 million. The Company expects that a substantial portion of the maturing certificate accounts will be retained by the Company at maturity. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLB advances to a limited extent or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

IMPACT OF NEW ACCOUNTING STANDARDS

         Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

         In June 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 addresses the accounting for derivative instruments and certain derivative instruments embedded in other contracts, and hedging activities. The statement standardizes the accounting for derivative instruments by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. This statement is effective for all fiscal years beginning after June 15, 2000. This statement did not have a material effect on the Company's consolidated financial position or results of operation.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         The information relating to a change in auditing firms appears in the Proxy Statement for the annual meeting of stockholders to be held on April 25, 2001 under the section captioned "Proposal 2. Ratification of Appointment of Independent Auditors" and is incorporated herein by reference.


                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         The information relating to the directors and officers of the Company is incorporated herein by reference to the Company's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held on April 25, 2001, at page 6. Reference is made to the cover page of this report for information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10.          EXECUTIVE COMPENSATION.

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

                  1.       Financial Statements

                           The following consolidated financial statements of
                  the Company and its subsidiaries are filed as part of this document under Item 7:

                  Report of Independent Auditors..............................  F-2
                  Consolidated Balance Sheets.................................  F-3
                  Consolidated Statements of Income...........................  F-4
                  Consolidated Statements of Changes in Shareholders' Equity..  F-5
                  Consolidated Statements of Cash Flows.......................  F-6
                  Notes to Consolidated Financial Statements..................  F-7

                  2.       Financial Statement Schedules

                  All schedules have been omitted because the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

         (b)      Reports on Form 8-K filed during the last quarter of 2000

                  On December 27, 2000, the Company filed a Form 8-K to announce that it had declared a quarterly dividend of $0.07 per share of common stock. The press release announcing the declaration of a dividend was filed by exhibit.

         (c) Exhibits Required by Securities and Exchange Commission Regulation S-B

                  Exhibit
                  No.
                  3.1      Certificate of Incorporation of Grand Central
                           Financial Corp.(1)

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

                  10.7 Employment Agreement between Central Federal Savings and Loan Association of Wellsville and Daniel F.
                           Galeoti(2)

                  10.8 Employment Agreement between Central Federal Savings and Loan Association of Wellsville and Charles O.
                           Standley(2)

                  10.9 Form of Central Federal Savings and Loan Association of Wellsville Employee Severance Compensation Plan(1)

                  10.10 Form of Central Federal Savings and Loan Association of Wellsville Supplemental Executive Retirement
                           Plan(1)

                  11.0     Statement Re: Computation of Per Share Earnings(3)

                  16.0     Letter on Change in Certifying Accountant(3)

                  21.0     Subsidiaries Information Incorporated Herein By
                           Reference to Part 1--Subsidiary Activity

                  23.0     Consent of Independent Auditors

                  ---------------
                  (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.

                  (2) Incorporated by reference into this document from the Annual Report on Form 10-KSB, filed by the Company for the year ended December 31, 1998.

                  (3) Incorporated by reference into this document from the Annual Report on Form 10-KSB, filed by the Company for the year ended December 31, 1999.

                          GRAND CENTRAL FINANCIAL CORP.
                                Wellsville, Ohio

                                  ANNUAL REPORT
                                December 31, 2000

                                    CONTENTS


                                                                            Page


Report of Independent Auditors............................................   F-2

Consolidated Balance Sheets...............................................   F-3

Consolidated Statements of Income.........................................   F-4

Consolidated Statements of Changes in Shareholders' Equity................   F-5

Consolidated Statements of Cash Flows.....................................   F-6

Notes to Consolidated Financial Statements................................   F-7


-------------------------------------------------------------------------------

                                                                            F-1.

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors
Grand Central Financial Corp.
Wellsville, Ohio

We have audited the accompanying consolidated balance sheets of Grand Central Financial Corp. as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Central Financial Corp. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

                                              /s/ Crowe, Chizek and Company LLP

Cleveland, Ohio
February 14, 2001

-------------------------------------------------------------------------------


                                                                            F-2.

                          GRAND CENTRAL FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999

--------------------------------------------------------------------------------

                                                               (Dollars in thousands, except per share data)

                                                                          2000             1999
                                                                          ----             ----

ASSETS

Cash and amounts due from depository institutions                     $      2,928    $      2,597
Interest-bearing deposits in other banks                                         2           2,331
                                                                      ------------    ------------
     Total cash and cash equivalents                                         2,930           4,928

Time deposits with other bank                                                7,000               -
Securities available for sale                                                3,090           3,795
Securities held to maturity
  (fair value 2000 - $35,251, 1999 - $52,300)                               35,796          54,708
Loans held for sale                                                              -             147
Loans, net                                                                  86,265          73,177
Federal Home Loan Bank stock, at cost                                        3,113           2,895
Premises and equipment, net                                                  1,094           1,244
Accrued interest receivable                                                  1,106             983
Other assets                                                                   539             620
                                                                      ------------    ------------
                                                                      $    140,933    $    142,497
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                              $        514    $      1,090
     Interest-bearing                                                       73,483          74,743
                                                                      ------------    ------------
         Total deposits                                                     73,997          75,833
Federal Home Loan Bank advances                                             40,536          36,419
Loan payable                                                                 7,000               -
Advance payments by borrowers for taxes and insurance                          656             550
Accrued interest payable                                                       632             178
Other liabilities                                                              279             317
                                                                      ------------    ------------
     Total liabilities                                                     123,100         113,297

Preferred Stock, authorized 1,000,000 shares, no shares
  issued and outstanding
Common stock, $.01 par value, 6,000,000 shares authorized,
  1,938,871 shares issued                                                       19              19
Additional paid-in capital                                                   8,322          18,595
Retained earnings, substantially restricted                                 13,846          14,010
Unearned employee stock ownership plan shares                               (1,853)         (1,231)
Unearned stock based incentive plan shares                                    (365)           (934)
Treasury stock, at cost (2000 - 189,040 shares,
  1999 - 96,944 shares)                                                     (2,151)         (1,285)
Accumulated other comprehensive income                                          15              26
                                                                      ------------    ------------
  Total shareholders' equity                                                17,833          29,200
                                                                      ------------    ------------

                                                                      $    140,933    $    142,497
                                                                      ============    ============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-3.

                         GRAND CENTRAL FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998

--------------------------------------------------------------------------------


                                                                                  (Dollars in thousands, except
                                                                                        per share data)

                                                                                2000          1999          1998
                                                                                ----          ----          ----
INTEREST INCOME
     Loans, including fees                                                 $     6,270   $     5,227    $     5,020
     Interest on securities:
         Taxable                                                                 3,392         3,923          3,614
         Non-taxable                                                                 1             8             15
     Interest-bearing deposits in banks                                            171           145            138
                                                                           -----------   -----------    -----------
         Total interest income                                                   9,834         9,303          8,787

INTEREST EXPENSE
     Deposits                                                                    3,166         3,146          3,486
     FHLB borrowings                                                             2,229         1,568          1,477
     Loan payable                                                                  407             -              -
                                                                           -----------   -----------    -----------
         Total interest expense                                                  5,802         4,714          4,963
                                                                           -----------   -----------    -----------

NET INTEREST INCOME                                                              4,032         4,589          3,824
Provision for loan losses                                                            -             -            154
                                                                           -----------   -----------    -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                      4,032         4,589          3,670

NON-INTEREST INCOME
     Service charges                                                               208           217            179
     Gain on sale of loans                                                           4            12             83
     Gain on sale of securities                                                     10            38             21
     Other income                                                                   72            47             56
                                                                           -----------   -----------    -----------
         Total non-interest income                                                 294           314            339

NON-INTEREST EXPENSE
     Salaries and employee benefits                                              2,314         2,056          2,035
     Net occupancy expense                                                         367           588            549
     Data processing expense                                                       141           149            138
     Franchise taxes                                                               356           233            214
     Professional fees                                                             181           237             89
     Loan expense                                                                  112           112            151
     Branch closing expense                                                          -           917              -
     Other expenses                                                                429           664            505
                                                                           -----------   -----------    -----------
         Total non-interest expense                                              3,900         4,956          3,681
                                                                           -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                  426           (53)           328

Income tax expense (benefit)                                                       150           (11)           117
                                                                           -----------   ------------   -----------
NET INCOME (LOSS)                                                          $       276   $       (42)   $       211
                                                                           ===========   ===========    ===========

Basic and diluted earnings (loss) per share                                $      0.17   $     (0.02)           N/A


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-4.

                         GRAND CENTRAL FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
                (Dollars in thousands, except per share data)

-------------------------------------------------------------------------------


                                                                                                   UNEARNED
                                                                                                   EMPLOYEE
                                                                      ADDITIONAL                    STOCK
                                                           COMMON      PAID-IN        RETAINED     OWNERSHIP
                                                            STOCK      CAPITAL        EARNINGS    PLAN SHARES
                                                           ------     ----------      --------    -----------
         Balance at January 1, 1998                                                   $ 14,119

         Comprehensive income:
         Net income                                                                        211
         Other comprehensive income

              Total comprehensive income

         Proceeds from sale of common shares,
           net of issuance costs                           $  19      $  18,720
         Employee stock ownership plan
           shares purchased                                                                       $  (1,551)
         Commitment to release 21,188 employee
           stock ownership plan shares                                                                  212
                                                           ------     ----------      --------    -----------

         Balances at December 31, 1998                        19         18,720         14,330       (1,339)

         Comprehensive income:
         Net loss                                                                          (42)
         Other comprehensive income

              Total comprehensive income (loss)


         Capitalized conversion costs                                      (145)
         Commitment to release 10,842 employee
           stock ownership plan shares                                       20                         108
         Purchase of 96,944 shares of
           treasury stock
         Purchase of 77,554 incentive plan shares
         Release of 7,112 incentive plan shares
         Cash dividends declared ($.16 per share)                                         (278)
                                                           ------     ----------      --------    -----------

         Balance at December 31, 1999                         19         18,595         14,010       (1,231)

         Comprehensive income:
         Net income                                                                        276
         Other comprehensive income

              Total comprehensive income (loss)

         Return of capital                                              (10,313)                       (738)
         Commitment to release 11,656 employee
           stock ownership plan shares                                       40                         116
         Purhcase of 92,096 shares of treasury stock
         Compensation expense with respect to release
           of 15,516 incentive plan shares and return of
           capital
         Cash dividends declared ($.25 per share)                                         (440)
                                                           ------     ----------      --------    -----------
         Balance at December 31, 2000                      $  19      $    8,322      $ 13,846    $  (1,853)
                                                           ======     ==========      ========    ===========



                                                          UNEARNED
                                                            STOCK                    ACCUMULATED
                                                            BASED                       OTHER           TOTAL
                                                          INCENTIVE    TREASURY     COMPREHENSIVE   SHAREHOLDERS'
                                                         PLAN SHARES     STOCK         INCOME          EQUITY
                                                         -----------   --------     -------------   ------------
         Balance at January 1, 1998                                                   $    46       $   14,165

         Comprehensive income:
         Net income                                                                                        211
         Other comprehensive income                                                        (3)              (3)
                                                                                                    ------------
              Total comprehensive income                                                                    208

         Proceeds from sale of common shares,
           net of issuance costs                                                                         18,739
         Employee stock ownership plan
           shares purchased                                                                              (1,551)
         Commitment to release 21,188 employee
           stock ownership plan shares                                                                      212
                                                                                   -------------   ------------

         Balances at December 31, 1998                                                     43            31,773

         Comprehensive income:
         Net loss                                                                                           (42)
         Other comprehensive income                                                       (17)              (17)
                                                                                                    ------------
              Total comprehensive income (loss)                                                             (59)
                                                                                                    ------------

         Capitalized conversion costs                                                                      (145)
         Commitment to release 10,842 employee
           stock ownership plan shares                                                                     128
         Purchase of 96,944 shares of
           treasury stock                                              $(1,285)                         (1,285)
         Purchase of 77,554 incentive plan shares        $   (1,028)                                    (1,028)
         Release of 7,112 incentive plan shares                  94                                         94
         Cash dividends declared ($.16 per share)                                                         (278)
                                                         -----------   --------     -------------   ------------

         Balance at December 31, 1999                          (934)    (1,285)            26            29,200

         Comprehensive income:
         Net income                                                                                         276
         Other comprehensive income                                                       (11)              (11)
                                                                                                     -----------
              Total comprehensive income (loss)                                                             265

         Return of capital                                                                              (11,051)
         Commitment to release 11,656 employee
           stock ownership plan shares                                                                      156
         Purhcase of 92,096 shares of treasury stock                      (866)                            (866)
         Compensation expense with respect to release
           of 15,516 incentive plan shares and return
           of capital                                           569                                         569
         Cash dividends declared ($.25 per share)                                                          (440)
                                                         -----------   --------     -------------   ------------
         Balance at December 31, 2000                    $     (365)   $(2,151)     $      15       $    17,833
                                                         ===========   ========     =============   ============

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-5.

                          GRAND CENTRAL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------


                                                                                      (Dollars in thousands)

                                                                                   2000         1999         1998
                                                                                   ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $    276     $    (42)    $     211
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Discount accretion net of premium amortization                                 (191)        (110)          (83)
     (Gain) loss on sale of securities                                               (10)         (38)          (21)
     FHLB stock dividend                                                            (218)        (196)         (185)
     Provision for loan losses                                                         -                        154
     Compensation expense on ESOP shares                                             156          128           212
     (Gain) loss on sale of fixed assets, net                                          9            -             -
     Gain on sales of loans held for sale, net                                        (4)         (12)          (83)
     Depreciation                                                                    141          260           282
     Write-down of assets from branch closings                                         -          732
     Deferred income taxes                                                           (22)          35           (14)
     Compensation expense for RRP shares                                             569           94
     Change in:
         Accrued interest receivable                                                (123)        (412)          306
         Accrued interest payable                                                    454           89           (65)
         Other assets and liabilities                                                 73         (564)          123
                                                                                --------     --------     ---------
              Net cash from operating activities                                   1,110          (36)          837
                                                                                --------     --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale
     Purchases                                                                      (174)        (503)         (425)
     Proceeds from sales                                                             236          542           463
     Proceeds from maturities and payments                                           788        1,437        12,684
Securities held to maturity
     Purchases                                                                         -      (36,887)      (11,500)
     Proceeds from maturities and payments                                        18,950       14,808        10,395
Increase in time deposits with other banks                                        (7,000)           -             -
Purchase of loans                                                                 (2,772)
Net increase in loans                                                            (10,166)      (9,243)       (6,286)
Purchases of premises and equipment                                                    -          (97)         (810)
                                                                                --------     --------     ---------
     Net cash from investing activities                                             (138)     (29,943)        4,521
                                                                                --------     --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of stock                                                        -            -        17,188
Net increase (decrease) in deposits                                               (1,836)      (8,805)        7,655
Proceeds from loan payable                                                         7,000            -             -
Net change in short-term FHLB advances                                             5,289      (17,579)      (16,488)
Proceeds from long-term FHLB advances                                                  -       44,330         8,500
Repayment of long-term FHLB advances                                              (1,172)      (6,361)       (2,144)
Purchase of RRP shares                                                                 -       (1,028)            -
Purchase of treasury stock                                                          (866)      (1,285)            -
Stock issuance costs                                                                   -         (145)            -
Return of capital                                                                (11,051)           -             -
Cash dividends paid                                                                 (440)        (175)            -
Net change in escrow accounts                                                        106          (71)          111
                                                                                --------     --------     ---------
     Net cash from financing  activities                                          (2,970)       8,881        14,822
                                                                                --------     --------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                              (1,998)     (21,098)       20,180

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     4,928       26,026         5,846
                                                                                --------     --------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  2,930     $  4,928     $  26,026
                                                                                ========     ========     =========

SUPPLEMENTAL DISCLOSURES
     Cash paid for:
         Interest                                                               $  5,348     $  4,625        $5,028
         Income taxes                                                                  -          225           172

NONCASH TRANSACTIONS
     Transfers to other real estate owned                                              -           11             4
     Transfer of held for sale loans to portfolio                                    147            -             -


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-6.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts are in thousand, except per share data

PRINCIPLES OF CONSOLIDATION:
The consolidated financial statements include the accounts of Grand Central Financial Corp. (Company) and its wholly-owned subsidiary Central Federal Savings and Loan of Wellsville (Bank). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS:
The Company is engaged in the business of banking with operations and four offices in Wellsville, Ohio and surrounding areas, which are primarily light industrial areas. These communities are the source of substantially all of the Company's deposits and loan activities. The Company's primary source of revenue is single-family residential loans.

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

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans, the value of loans held for sale and fair values of financial instruments.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash equivalents include cash on hand, deposits with financial institutions and interest-bearing deposits in other banks. The Company reports net cash flows for customer loan and deposit transactions.

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

-------------------------------------------------------------------------------
                                   (Continued)

                                                                            F-7.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------


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

LOANS: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgae and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

PREMISES AND EQUIPMENT:
Land is carried at cost. Other premises and equipment are recorded at cost and are depreciated on the straight-line method. Depreciation and amortization are provided over the estimated useful lives of the respective assets which range from 3 to 40 years.

OTHER REAL ESTATE OWNED:
Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

-------------------------------------------------------------------------------
                                   (Continued)

                                                                           F-8.

                          GRAND CENTRAL FINANCIAL CORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SERVICING ASSETS: Servicing assets represent purchased rights and the allocated value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

INCOME TAXES:
Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

EMPLOYEE STOCK OWNERSHIP PLAN:
The cost of shares issued to the Employee Stock Ownership Plan ("ESOP"), but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

PENSION PLAN:
The Company has a pension plan covering substantially all employees. It is the policy of the Company to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.

DIVIDEND RESTRICTION:
Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to its shareholders.

EARNINGS PER COMMON SHARE:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

-------------------------------------------------------------------------------
                                   (Continued)

                                                                           F-9.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION:
Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of Statement of Financial Accounting Standards ("SFAS") No. 123 to measure expense for the options granted using an option pricing model to estimate fair value.

COMPREHENSIVE INCOME:
Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of shareholders' equity.

RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank of $157 was required to meet regulatory reserve and clearing requirements at year end 2000. These balances do not earn interest.

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

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard on January 1, 2001 did not have a material effect.

FINANCIAL STATEMENT PRESENTATION:
Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2000 presentation.

-------------------------------------------------------------------------------
                                   (Continued)

                                                                          F-10.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998

-------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Year end securities are as follows:


                                                                    December 31, 2000
                                                                 Gross              Gross
                                            Amortized         Unrealized         Unrealized           Fair
                                              Cost               Gains             Losses             Value
                                        ---------------     --------------    ---------------    ---------------
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                        $           217                       $            (2)   $           215
     Fannie Mae                                   1,223     $           10                                 1,233
     Ginnie Mae                                   1,627                 15                                 1,642
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         3,067     $           25    $            (2)   $         3,090
                                        ===============     ==============    ===============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $         7,993     $            1    $          (128)   $         7,866
Mortgage-backed securities:
     Freddie Mac                                 15,442                 57               (258)            15,241
     Fannie Mae                                   6,454                 17                (85)             6,386
     CMO's                                        5,907                                  (149)             5,758
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        35,796     $           75    $          (620)   $        35,251
                                        ===============     ==============    ===============    ===============


                                                                    December 31, 1999
                                                                 Gross             Gross
                                           Amortized          Unrealized         Unrealized           Fair
                                              Cost              Gains              Losses             Value
                                        ---------------     --------------    ---------------    ---------------

AVAILABLE FOR SALE:
Municipal securities                    $            25                                          $            25
Mortgage-backed securities:
     Freddie Mac                                    281                       $            (4)               277
     Fannie Mae                                   1,486     $           24                                 1,510
     Ginnie Mae                                   1,963                 20                                 1,983
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         3,755     $           44    $            (4)   $         3,795
                                        ===============     ==============    ===============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $        21,492                       $          (547)   $        20,945
Mortgage-backed securities:
     Freddie Mac                                 18,455     $           13               (883)            17,585
     Fannie Mae                                   7,210                  6               (389)             6,827
     CMO's                                        7,551                                  (608)             6,943
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        54,708     $           19    $        (2,427)   $        52,300
                                        ===============     ==============    ===============    ===============


-------------------------------------------------------------------------------
                                   (Continued)

                                                                          F-11.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The scheduled maturities of securities held to maturity and available for sale at December 31, 2000 were as follows:


                                             Available for sale                           Held to maturity
                                             ------------------                           ----------------

                                        Amortized               Fair                Amortized               Fair
                                          Cost                  Value                 Cost                  Value
                                          ----                  -----                 ----                  -----
After five year through
  ten years                                                                         $   2,000             $   1,967
After ten years                                                                         5,993                 5,899
Mortgage-backed securities              $  3,067              $  3,090                 27,803                27,385
                                        --------              --------              ---------             ---------

                                        $   3,067             $   3,090             $  35,796             $  35,251
                                        =========             =========             =========             =========

Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


Sales of available for sale securities were as follows:                 2000          1999       1998
                                                                        ----          ----       ----
    Proceeds                                                         $   236        $  542     $  463
    Gross gains                                                           10            38         21
    Gross losses                                                           -             -          -

Securities with a carrying amount of approximately $4,586 and $5,958, were pledged to secure deposits as required or permitted by law at December 31, 2000 and 1999, respectively.

NOTE 3 - LOANS

Loans are summarized as follows:

                                                               2000             1999
                                                               ----             ----
Loans secured by real estate:
     Construction loans on single family residences        $        810    $      2,073
     Single family                                               63,963          51,560
     Multi-family and commercial                                  1,185           1,301
Commercial loans                                                    331             344
Consumer loans                                                   20,330          18,268
                                                           ------------    ------------
                                                                 86,619          73,546

Allowance for loan losses                                          (354)           (369)
                                                           ------------    ------------

     Total                                                 $     86,265    $     73,177
                                                           ============    ============

--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-12.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses for the year was as follows:

                                          2000         1999         1998
                                          ----         ----         ----


Balance, beginning of period             $ 369        $ 379        $ 231
Loans charged off                          (22)         (12)          (7)
Recoveries                                   7            2            1
Provision for losses                         -            -          154
                                         -----        -----        -----

Balance, end of period                   $ 354        $ 369        $ 379
                                         =====        =====        =====


Nonperforming loans were as follows:

                                                            2000       1999
                                                            ----       ----
     Loans past due over 90 days still on accrual         $    -     $    -
     Nonaccrual loans                                        489         93

Impaired loans are not material for any period presented.

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

                                           2000
                                           ----

Balance, beginning of period              $ 304
New loans                                     -
Payments                                    (39)
                                          -----

Balance, end of period                    $ 265
                                          =====



--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-13.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 4 - MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying balance sheets. The outstanding balances of serviced loans were approximately $6,878 and $7,384 at December 31, 2000 and 1999, respectively.

Changes in capitalized mortgage loan servicing rights included in other assets were:

                                             2000            1999
                                             ----            ----


Balance at beginning of year                 $ 61            $ 64
Originations                                    4              11
Amortization                                   (7)            (14)
                                             ----            ----

Totals                                       $ 58            $ 61
                                             ====            ====


NOTE 5 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

                                               2000          1999
                                               ----          ----

Land                                         $    63       $    63
Buildings and improvements                     1,451         1,451
Furniture, fixtures and equipment              1,149         1,162
Leasehold improvements                           233           229
                                             -------       -------
                                               2,896         2,905
Accumulated depreciation and amortization     (1,802)       (1,661)
                                             -------       -------

Total                                        $ 1,094       $ 1,244
                                             =======       =======


Certain Company facilities and equipment were leased under various operating leases. Rental expense was $38, $122, and $87 for years ended December 31, 2000, 1999 and 1998. Future minimum rental commitments under noncancellable leases are $41 in 2001, $43 in 2002, $43 in $2003, $43 in 2004, $43 in 2005, and $259
thereafter.

During 1999 the Company closed three branches. In connection with the branch closings the Company paid a cancellation fee for terminating the leases, wrote-off the remaining leasehold improvements and abandoned equipment and wrote down the remaining equipment which was held for sale at December 31, 1999 to its estimated realizable value. The total charge recorded in 1999 related to the branch closings totaled $917.

--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-14.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 6 - ACCRUED INTEREST RECEIVABLE

Year end accrued interest receivable was as follows:

                                                    2000              1999
                                                    ----              ----

Loans                                          $        421    $        326
Mortgage-backed securities                              188             220
Investments and other                                   497             437
                                               ------------    ------------

Totals                                         $      1,106    $        983
                                               ============    ============


NOTE 7 - DEPOSITS

Interest-bearing deposit account balances are summarized as follows:

                                                    2000              1999
                                                    ----              ----

Interest-bearing checking
  account                                       $     15,566    $     12,352
Savings accounts                                      17,977          21,152
Certificates of deposit                               39,940          41,239
                                                ------------    ------------
                                                $     73,483    $     74,743
                                                ============    ============

The aggregate amount of certificates of deposit with a minimum denomination of $100 thousand was approximately $3,186 and $2,617 at December 31, 2000 and 1999, respectively. Deposits in excess of $100 are not insured by the FDIC.

At December 31, 2000, scheduled maturities of certificates of deposit are as follows:

                           2001                      $    29,892
                           2002                            8,838
                           2003                            1,104
                           2004                               96
                           2005                                -
                           Thereafter                         10
                                                     -----------

                           Total                     $    39,940
                                                     ===========


--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-15.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 7 - DEPOSITS (Continued)

The Company held deposits of approximately $500 for related parties at December 31, 2000.

NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has entered into various borrowing agreements with the Federal Home Loan Bank (FHLB) of Cincinnati. FHLB advances are comprised of the following:

MATURITY                INTEREST RATE          2000                   1999
--------                -------------          ----                   ----
2000                    5.21% - 5.59%       $      -                $ 15,530
2001                    5.23% - 6.47%         25,880                       -
2002                    5.95% - 6.50%          1,475                     803
2003                    5.45% - 5.80%          7,620                   2,243
2005                    6.86% - 6.96%             93                     113
2006                    6.31%                     40                      47
2007                    6.45% - 6.60%            428                     483
2008                    5.07% - 5.59%              -                  12,200
2009                    5.07% - 5.47%          5,000                   5,000
                                            --------                --------
Total                                       $ 40,536                $ 36,419
                                            ========                ========

Pursuant to a collateral agreement with the FHLB, the advances are secured by all stock invested in the FHLB, certain securities and certain qualifying first mortgage loans. Qualifying first mortgage loans and securities pledged to secure FHLB advances totaled $45,346 at December 31, 2000. Based on the carrying amount of FHLB stock owned by the Company, total FHLB advances are limited to approximately $62,260 at December 31, 2000.

At December 31, 2000, scheduled payments on borrowings are as follows:

                           2001                        $  26,964
                           2002                            1,871
                           2003                              327
                           2004                            5,071
                           2005                              290
                           Thereafter                      6,013
                                                       ---------

                           Total                       $  40,536
                                                       =========



--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-16.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 9 - LOAN PAYABLE

The Company has a note payable with a financial institution for $7,000 at a rate of 7.30%. The note had an original maturity of 10 months with principal and interest paid on the maturity date, January 5, 2001. The note is secured by the outstanding shares of the Association's stock and a $7 million time deposit. The proceeds were used to fund the return of capital of $6.00 per share in the first quarter of 2000.

NOTE 10 - FEDERAL INCOME TAXES

Income tax expense (benefit) consists of the following:

                                 2000            1999             1998
                                 ----            ----             ----

Current                     $      172       $    (46)        $    131
Deferred                           (22)            35              (14)
                            ----------       --------         --------

                            $      150       $    (11)        $    117
                            ==========       ========         ========

The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense (benefit), as indicated in the following analysis:


                                                    2000            1999             1998
                                                    ----            ----             ----
Expected tax provision (benefit)
  at a 34% rate                                $        145     $        (16)   $        112
Effect of tax-exempt income                              (1)              (2)             (5)
ESOP shares released at
  fair market value                                      15                7
Other                                                    (9)               -              10
                                               ------------     ------------    ------------

                                               $        150     $        (11)   $        117
                                               ============     ============    ============

Effective tax rate                                     35.7%            20.8%           35.7%



--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-17.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 10 - FEDERAL INCOME TAXES (Continued)

The net deferred tax assets in the balance sheets include the following components:


                                                          2000                     1999                    1998
                                                          ----                     ----                    ----
Deferred tax assets
     Bad debt                                          $     120                 $   102                $     93
     Deferred loan fees and costs                            271                     215                     228
     Accrued stock award                                      16                      32
     Other                                                     9                       2                       4
                                                       ---------                 -------                --------
Total deferred tax assets                                    416                     351                     325

Deferred tax liabilities
     Fixed assets                                             66                      95                     102
     Unrealized gain on securities
     available for sale                                        8                      14                      23
     FHLB Stock Dividends                                    204                     130                      63
     Other                                                    22                      24                      23
                                                       ---------                 -------                --------
Total deferred tax liabilities                               300                     263                     211
                                                       ---------                 -------                --------

Net deferred tax asset                                 $     116                 $    88                $    114
                                                       =========                 =======                ========

No valuation allowance for deferred tax assets was provided because the Company had sufficient taxes paid in and available for recovery to warrant recording the full deferred tax asset.

Retained earnings at December 31, 2000 and 1999, includes approximately $2,250 for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amounts at December 31, 2000 and 1999 was approximately $765.

Taxes attributable to securities gains approximated $3, $13 and $7 for the years ended December 31, 2000, 1999 and 1998, respectively.



--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-18.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 11 - PENSION PLAN

The Company maintains a contributory trustee pension plan for all eligible employees. The benefits contemplated by the plan are funded as accrued through the purchase of individual life insurance policies. The cost of funding is charged directly to operations. No unfunded liability exists for past service costs. The Company made no contributions for 2000, 1999 or 1998.

NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN

During 1998, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees 21 and older and who have completed at least one year of service. Contributions under the ESOP are conditioned upon the ESOP being qualified under Sections 401 and 501 of the Internal Revenue code of 1986, as amended (the "Code").

To fund the plan, the ESOP borrowed $1,551 from the Company for the purposes of purchasing 155,100 shares of stock at $10 per share in the conversion. Principal and interest payments on the loan are due in annual installments which began December 31, 1998 with the final payments of principal and interest being due and payable at maturity on December 31, 2009. Interest is payable during the term of the loan at a fixed rate of 7.5%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year's principal and interest payments to the total of all principal and interest payments. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

In March 2000, the Company declared and paid a $6.00 per share return of capital distribution. The ESOP received $738 from the return of capital distribution on 123,081 unallocated shares. The ESOP purchased an additional 52,500 shares with a portion of the proceeds from the return of capital distribution. In addition, the ESOP has approximately $195 of proceeds from the return of capital which will be used to buy additional shares for the plan. The additional shares purchased will be held in suspense and allocated to participants in a manner similar to the original ESOP shares.

ESOP compensation expense was $157, $128 and $212 for 2000, 1999 and 1998. ESOP shares at December 31, 2000 and 1999 were as follows:

                                               2000             1999
                                               ----             ----

Allocated to participants                      41,488           31,475
Unearned                                      163,925          123,081
                                             --------         --------
     Total ESOP shares                        205,413          154,556
                                             ========         ========

Fair value of unreleased shares              $  1,865         $  1,662
                                             ========         ========


--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-19.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTION PLAN

Options to buy stock are granted to directors, officers and employees under the stock option plan. The maximum number of Common Shares that may be issued under the plan is 193,887. The exercise price is the market price at date of grant. The Plan provides for the grant of options, which may qualify as either incentive stock options or nonqualified options. One-fifth of the options awarded become first exercisable on each of the first five anniversaries of the date of grant. The option period expires 10 years from the date of grant.


                                                     2000                                  1999
                                                     ----                                  ----
                                                             Weighted                            Weighted
                                                              Average                             Average
                                                             Exercise                            Exercise
                                            Shares             Price             Shares            Price
                                            ------           --------            ------          --------
     Outstanding at beginning
       of year                                 174,497     $      9.20                  -    $      9.20
     Granted                                     8,000            9.82            174,497
     Exercised                                       -                                  -
     Forfeited                                       -                                  -
                                        --------------     -----------        -----------    -----------
     Outstanding at end of year                182,497     $      9.23            174,497    $      9.20
                                        ==============     ===========        ===========    ===========



                                                     2000                                  1999
                                                     ----                                  ----
                                                             Weighted                            Weighted
                                                              Average                             Average
                                                             Exercise                            Exercise
                                            Shares             Price             Shares            Price
                                            ------           --------            ------          --------
     Options exerciseable at
       year-end                              34,899        $    9.20                 -                    -

     Weighted-average fair
      value of options granted
      during year:
         Qualified                                         $    5.65                            $      3.44
         Non-qualified                                                                          $      2.36



--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-20.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 13 - STOCK OPTION PLAN

Options outstanding at year-end 2000 were as follows.


                                                  Outstanding                          Exerciseable
                                                  -----------                          ------------
                                                         Weighted Average                          Weighted
Range of                                                     Remaining                              Average
Exercise                                                    Contractual                            Exercise
Prices                                      Number             Life              Number              Price
--------                                    ------       ----------------        ------            --------
$9.20 - 9.82                                 182,497          8.7 years           34,899        $      9.20
                                           =========        ===========         ========        ===========

Had compensation cost for stock options been measured using FASB Statement No. 123, net income (loss) and earnings (loss) per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                            2000          1999
                                                            ----          ----
Net income (loss) as reported                            $    276      $   (42)
Pro forma net income (loss)                                   155         (154)


Basic and diluted income (loss) per share as reported    $   0.17      $ (0.02)
Pro forma basic and diluted income (loss) per share          0.10        (0.09)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.


                                                           2000                              1999
                                                  ----------------------        ------------------------------
                                                        Qualified               Qualified        Non-Qualified
                                                        ---------               ---------        -------------
   Risk-free interest rate                                6.80%                   5.87%             5.61%
   Expected option life                                   8 years                 8 years           5 years
   Expected stock price volatility                        2.50%                   8.34%             8.34%
   Dividend yield                                         1.20%                   1.55%             1.55%


NOTE 14 - STOCK BASED INCENTIVE PLAN

The Company maintains a stock based incentive plan for the benefit of directors and certain key employees of the Company. The stock based incentive plan is used to provide such individuals ownership interest in the Company in a manner designed to compensate such directors and key employees for services. The Bank contributed sufficient funds to enable the stock based incentive plan to purchase a number of common shares in the open market equal to 4% of the common shares sold in connection with the Conversion.


--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-21.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 14 - STOCK BASED INCENTIVE PLAN (Continued)

On July 15, 1999 a Committee of the Board of Directors awarded 73,679 shares to certain directors and officers of the Company. No shares had been previously awarded. One-fifth of such shares are earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Company, the participant's shares will be deemed to be entirely earned and nonforfeitable upon such date. There were 3,875 shares at December 31, 2000 reserved for future awards. In March 2000, the Company declared and paid a $6.00 per share return of capital distribution. The return of capital for the shares in the plan was passed through to the plan participants which resulted in an expense of approximately $465. Compensation expense, which is based on the cost of the shares, and the return of capital distribution to plan participants in 2000 was $568 and $94 for 2000 and 1999.

NOTE 15 - REGULATORY MATTERS

Related to its conversion from a mutual to stock savings and loan association, the Bank established a liquidation account of approximately $14,300 which was equal to its total net worth as of the date of the latest balance sheet appearing in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision (OTS). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct affect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to total assets (as defined). As discussed in greater detail below, as of December 31, 2000, the Bank meets all of the capital adequacy requirements to which it is subject.
--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-22.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 15 - REGULATORY MATTERS (Continued)

As of the most recent notifications from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

At December 31, 2000 and 1999, the Bank's actual capital levels and minimum required levels were:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                   For Capital               Prompt Corrective
                                        Actual                  Adequacy Purposes            Action Provisions
                                        ------                 ------------------            -----------------
                                Amount          Ratio        Amount           Ratio         Amount        Ratio
                                ------          -----        ------           -----         ------        -----
2000
-----
     Total Risk-Based
     Capital (to Risk-
     Weighted Assets)         $  22,285         32.4%       $  5,509          8.0%         $  6,886      10.0%
     Tier I Capital
     (to Risk-Weighted
     Assets)                     21,931         31.9           2,754          4.0             4,132       6.0
     Tier I Capital
       (to Adjusted Assets)      21,931         15.6           5,631          4.0             7,039       5.0

1999
----
     Total Risk-Based
     Capital (to Risk-
     Weighted Assets)         $  20,944         34.1%       $  4,910          8.0%         $  6,138      10.0%
     Tier I Capital
     (to Risk-Weighted
     Assets)                     20,575         33.5           2,455          4.0             3,683       6.0
     Tier I Capital
       (to Adjusted Assets)      20,575         15.1           5,446          4.0             6,808       5.0


Banking regulations limit capital distributions by savings associations (or national banks). Generally, capital distributions are limited to undistributed net income for the current and prior two years. At year-end 2000, approximately $1,008 is available to pay dividends to the holding company.


--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-23.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

The Company had outstanding commitments to originate loans as follows:

                                                December 31,
                                                ------------
                                            2000            1999
                                            ----            ----

First mortgages                        $      1,115     $        471
Consumer lines                                2,181            1,828
Commercial lines                                123              103
                                       ------------     ------------

                                       $      3,419     $      2,402
                                       ============     ============

As of December 31, 2000, fixed-rate commitments totaled $973 and had interest rates ranging from 7.75% to 8.99%. As of December 31, 1999, fixed-rate commitments totaled $510 and had interest rates ranging from 7.50% to 8.99%.

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


--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-24.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS: For those short-term instruments, the carrying amount is a reasonable estimate of fair value.

SECURITIES AND TIME DEPOSITS WITH OTHER BANKS: For securities and time deposits with other banks, fair values are based on quoted market prices or dealer quotes.

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

LOAN PAYABLE: The fair value of the loan payable is estimated by discounting future cash flows using the current rates for borrowings of similar remaining maturities.

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: For these assets and liabilities, the carrying amount is a reasonable estimate of fair value.

OFF BALANCE SHEET COMMITMENTS: The fair value of off balance sheet commitments to extend credit is not material.




--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-25.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company's financial instruments are as follows:


                                        2000                         1999
                                        ----                         ----

                                      Carrying        Fair         Carrying      Fair
                                       Amount         Value         Amount       Value
                                      --------        -----        --------      -----
Financial assets:
     Cash and cash equivalents       $  2,930         $  2,930    $  4,928    $  4,928
     Time deposits with other bank      7,000            7,000        -           -
     Securities                        38,886           38,341      58,503      56,095
     Loans, net of allowance           86,265           88,376      73,177      72,874
     Loans held for sale                 -                -            147         147
     FHLB Stock                         3,113            3,113       2,895       2,895
     Accrued interest receivable        1,106            1,106         983         983

Financial liabilities:
     Deposits                         (73,997)         (74,023)    (75,833)    (75,373)
     Federal Home Loan Bank
       advances                       (40,536)         (40,067)    (36,419)    (35,928)
     Loan payable                      (7,000)          (7,000)       -           -
     Accrued interest payable            (632)            (632)       (178)       (178)


While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2000 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2000 should not necessarily be considered to apply at subsequent dates.

Other assets and liabilities of the Company may have value, but are not included in the above disclosures, such as property and equipment. Also, nonfinancial instruments typically not recognized in these financial statements nevertheless may have value, but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the earnings potential of certain loan servicing rights, the value of a trained work force, customer goodwill and similar items.


--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-26.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 18 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.

                                                       2000     1999    1998
                                                       ----     ----    ----

     Unrealized holding gains and losses on           $ (7)    $ 12     $ 16
       available-for-sale securities
     Less reclassification adjustments for gains
       later recognized in income                      (10)     (38)     (21)
                                                      ----     ----     ----
     Net unrealized gains and losses                   (17)     (26)      (5)
     Tax effect                                         (6)      (9)      (2)
                                                      ----     ----     ----

Other comprehensive income                            $(11)    $(17)    $ (3)
                                                      ====     ====     ====


NOTE 19 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.


                                                                       2000               1999
                                                                       ----               ----
     Basic
           Net income (loss)                                      $          276    $          (42)
                                                                  ==============    ==============

           Weighted average common shares outstanding                  1,599,747         1,755,202

         Basic earnings per common share                          $        0.17     $        (0.02)
                                                                  =============     ==============

     Diluted
           Net income (loss)                                      $          276    $          (42)
                                                                  ==============    ==============

           Weighted average common shares outstanding
             for basic earnings per common share                       1,599,747         1,755,202
           Add:  Dilutive effects of assumed exercises of
             stock options and RRP shares                                 28,967             9,159
                                                                  --------------    --------------

           Average shares and dilutive potential
             common shares                                             1,628,714         1,764,361
                                                                  ==============    ==============

         Diluted earnings per common share                        $        0.17     $        (0.02)
                                                                  =============     ==============

Earnings per share information for 1998 is not meaningful since the mutual to stock conversion was not consummated until December 31, 1998.



--------------------------------------------------------------------------------
                                  (Continued)



                                                                           F-27.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEET,
December 31, 2000 and 1999

                                                                 2000                1999
                                                                 ----                ----
     ASSETS
     Cash and cash equivalents                              $         2,126   $           1,129
     Securities held to maturity                                          -               6,200
     Investment in banking subsidiary                                21,946              20,601
     Other assets                                                     1,294               1,373
                                                            ---------------    ----------------
         Total assets                                       $        25,366    $         29,303
                                                            ===============    ================

     LIABILITIES AND EQUITY
     Loan payable                                           $         7,000    $              -
     Accrued expenses and other liabilities                             533                 103
     Shareholders' equity                                            17,833              29,200
                                                            ---------------    ----------------
         Total liabilities and shareholders' equity         $        25,366    $         29,303
                                                            ===============    ================



CONDENSED STATEMENTS OF INCOME
December 31, 2000 and 1999

                                                                 2000                1999
                                                                 ----                ----
INTEREST AND DIVIDEND INCOME
     Loan interest income                                   $            96    $            104
     Investment interest income                                           8                 327
     Dividend from banking subsidiary                                     -                  25
                                                            ---------------    ----------------
                                                                        104                 456

Interest expense                                                        407                   -
Operating expenses                                                      218                 162
                                                            ---------------    ----------------
                                                                        625                 162
INCOME (LOSS) BEFORE TAXES AND EQUITY IN
  UNDISTRIBUTED EARNINGS (LOSS) OF SUBSIDIARY                          (521)                294
Income tax expense (benefit)                                           (177)                 98
                                                            ---------------    ----------------

INCOME (LOSS) BEFORE EQUITY IN UNDISTRIBUTED
  EARNINGS (LOSS) OF SUBSIDIARY                                        (344)                196
Equity in undistributed earnings (loss) of subsidiary                   620                (238)
                                                            ---------------    ----------------

NET INCOME (LOSS)                                           $           276    $            (42)
                                                            ===============    ================




--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-28.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
          (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
At December 31, 2000 and 1999

                                                              2000          1999
                                                              ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                          $    276    $    (42)
Equity in undistributed earnings (loss) of subsidiary          (620)        238
Cash received from bank for ESOP loan                           212         212
Change in other assets and other liabilities                    314        (982)
                                                           --------    --------
     Net cash from operating activities                         182        (574)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of securities held to maturity                        -         (6,200)
Maturity of securities held to maturity                       6,200        -
Net change in loan to subsidiary bank                          -            108
                                                           --------    --------
     Net cash from investing activities                       6,200      (6,092)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable                                    7,000        -
Purchase of treasury stock                                     (866)     (1,285)
Cash dividends paid                                            (440)       (175)
Stock issuance costs                                           -           (145)
Return of capital                                           (11,051)       -
Dividends on unallocated ESOP shares                            (28)        (15)
                                                           --------    --------
     Net cash from financing activities                      (5,385)     (1,620)
                                                           --------    --------

     Net change in cash and cash equivalents                    997      (8,286)

     Beginning cash and cash equivalents                      1,129       9,415
                                                           --------    --------

     Ending cash and cash equivalents                      $  2,126    $  1,129
                                                           ========    ========




--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-29.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
--------------------------------------------------------------------------------

NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                           Earnings Per Share
                                 Interest       Net Interest           Net                 ------------------
                                  Income           Income            Income            Basic         Fully Diluted
                                 --------       ------------         ------            -----         -------------
2000
----
    First quarter               $   2,450         $   1,195        $     (81)        $  (.05)           $  (.05)
    Second quarter                  2,398               989              182             .11                .11
    Third quarter                   2,454               926              137             .09                .09
    Fourth quarter                  2,532               922               38             .02                .02

1999
----
    First quarter               $   2,274         $   1,174        $     219         $   .12            $   .12
    Second quarter                  2,338             1,145              175             .10                .10
    Third quarter                   2,419             1,217              189             .11                .11
    Fourth quarter                  2,272             1,053             (625)           (.35)              (.35)


Net income for the fourth quarter of 1999 changed dramatically due to charges associated with the closing of three branches during the quarter. The first quarter of 2000 also had a net loss due to return of capital, which accelerated salary and benefit expense.





--------------------------------------------------------------------------------
                                  (Continued)


                                                                           F-30.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            GRAND CENTRAL FINANCIAL CORP.



                                            /s/ William R. Williams
                                            --------------------------
                                            William R. Williams
                                            President, Chief Executive Officer
                                               and Director


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

              Name                                   Title                                      Date
              ----                                   -----                                      ----
/s/ William R. Williams                     President, Chief Executive                      March 20, 2001
------------------------------------
William R. Williams                         Officer and Director
                                            (principal executive officer)


/s/ John A. Rife                            Executive Vice President                        March 20, 2001
------------------------------------
John A. Rife                                and Treasurer (principal accounting
                                            and financial officer)

/s/ Gerry W. Grace                          Chairman of the Board                           March 20, 2001
------------------------------------
Gerry W. Grace


/s/ Jeffrey W. Aldrich                      Director                                         March 20, 2001
------------------------------------
Jeffrey W. Aldrich


/s/ Thomas P. Ash                           Director                                         March 20, 2001
------------------------------------
Thomas P. Ash


/s/ Fred C. Jackson                         Director                                         March 20, 2001
------------------------------------
Fred C. Jackson

OFFICERS AND DIRECTORS

OFFICERS

WILLIAM R. WILLIAMS
President and Chief Executive Officer

JOHN A. RIFE
Executive Vice President and Treasurer

CHARLES O. STANDLEY
Vice President of Commercial and Consumer Lending

DANIEL F. GALEOTI
Corporate Secretary and Vice President of Mortgage Operations


CORPORATE INFORMATION

STOCK PRICE INFORMATION
Grand Central Financial Corp.'s common stock trades on the Nasdaq SmallCap Market under the symbol: GCFC.

Grand Central Financial Corp. had approximately 604 shareholders at December 31, 2000 based upon shareholders of record and an estimate of shares held in nominee names.


INVESTOR INFORMATION

Shareholders, investors, and analysts interested in additional information may contact:

      William R. Williams
      President and Chief Executive Officer
      601 Main Street
      Wellsville, Ohio 43968
      (330) 532-1517

INDEPENDENT AUDITORS

      Crowe, Chizek and Company LLP
      Landerbrook Corporate Center One
      5900 Landerbrook Drive, Suite 205
      Cleveland, Ohio 44124-4043


DIRECTORS

GERRY W. GRACE
Chairman of the Board

WILLIAM R. WILLIAMS
Director

JEFFREY W. ALDRICH
Director

THOMAS P. ASH
Director

FRED C. JACKSON
Director

All above directors are members of the board of Grand Central Financial Corp. and Central Federal Savings and Loan Association of Wellsville.



ANNUAL MEETING OF SHAREHOLDERS

The Annual Meeting of the Shareholders of Grand Central Financial Corp. will be held at 10:00 a.m., April 25, 2001 at:

      East Liverpool Motor Lodge
      2340 Dresden Avenue
      East Liverpool, Ohio

All Shareholders are cordially invited to attend.

STOCK TRANSFER AGENT AND REGISTRAR

Inquiries regarding stock transfer, registration, lost certificates or changes in name and address should be directed to:

      Registrar and Transfer Company
      10 Commerce Drive
      Cranford, NJ 07203
      (908) 241-9880

CORPORATE COUNSEL

      Muldoon Murphy & Faucette LLP
      5101 Wisconsin Avenue, N.W.
      Washington, D.C. 20016