Form 10QSB
period 2001-03-31
GRAND CENTRAL FINANCIAL CORP
filed 2001-05-11
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 2001

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


             Class:                               Outstanding at May 1, 2001
Common stock, $.01 par value                      1,938,871 common shares



Transitional Small Business Disclosure format (check one)     Yes [ ] No [X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2001
                                      INDEX






PART I.  Financial Information
                                                                                                           PAGE
Item 1. - Financial Statements
      Consolidated Balance Sheets as of March 31, 2001 and
      December 31, 2000 ..............................................................................      3

      Consolidated Statements of Income for the three months ended
      March 31, 2001 and 2000.........................................................................      4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the three months ended March 31, 2001.......................................................      5

      Consolidated Statements of Comprehensive Income for the three months
      ended March 31, 2001 and 2000...................................................................      6

      Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2001 and 2000...................................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2. - Management's Discussion and Analysis or Plan of Operation...................................     13


PART II.  Other Information

Item 1.  Legal Proceedings............................................................................     18
Item 2.  Changes in Securities........................................................................     18
Item 3.  Defaults Upon Senior Securities..............................................................     18
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     18
Item 5.  Other Information............................................................................     18
Item 6.  Exhibits and Reports on Form 8-K.............................................................     18

Signatures ...........................................................................................     19

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                                   March 31,          December 31,
                                                                                     2001                 2000
                                                                                     ----                 ----
ASSETS
     Cash and amounts due from depository institutions                       $           3,784    $           2,928
     Interest-bearing deposits in other banks                                                2                    2
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                                 3,786                2,930
     Time deposits with other banks                                                      7,476                7,000
     Securities available for sale                                                       2,871                3,090
     Securities held to maturity (estimated fair value
       of $33,351 in 2001 and $35,251 in 2000)                                          33,522               35,796
     Loans held for sale                                                                 1,089                    -
     Loans, net                                                                         84,586               86,265
     Federal Home Loan Bank stock, at cost                                               3,169                3,113
     Premises and equipment, net                                                         1,060                1,094
     Accrued interest receivable                                                           670                1,106
     Other assets                                                                          628                  539
                                                                             -----------------    -----------------

              Total assets                                                   $         138,857    $         140,933
                                                                             =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                 $             922    $             514
         Interest-bearing                                                               75,049               73,483
                                                                             -----------------    -----------------
              Total deposits                                                            75,971               73,997
     Federal Home Loan Bank advances                                                    36,678               40,536
     Loan payable                                                                        7,000                7,000
     Advance payments by borrowers for taxes and insurance                                 419                  656
     Accrued interest payable                                                              410                  632
     Other liabilities                                                                     434                  279
                                                                             -----------------    -----------------
         Total liabilities                                                             120,912              123,100
                                                                             -----------------    -----------------

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                                  19                   19
     Additional paid-in capital                                                          8,326                8,322
     Retained earnings, substantially restricted                                        13,842               13,846
     Unearned stock based incentive plan shares                                           (339)                (365)
     Treasury stock, 189,040 shares, at cost                                            (2,151)              (2,151)
     Unearned employee stock ownership plan shares                                      (1,775)              (1,853)
     Accumulated other comprehensive income                                                 23                   15
                                                                             -----------------    -----------------
         Total shareholders' equity                                                     17,945               17,833
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $         138,857    $         140,933
                                                                             =================    =================

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                                         Three months ended
                                                                                              March 31,
                                                                                        2001             2000
                                                                                  ---------------------------------
INTEREST INCOME
     Loans, including fees                                                        $        1,724    $         1,479
     Interest on securities                                                                  748                824
     Interest-bearing deposits in banks                                                       78                147
                                                                                  --------------    ---------------
         Total interest income                                                             2,550              2,450

INTEREST EXPENSE
     Deposits                                                                                958                759
     FHLB borrowings                                                                         497                474
     Loan payable                                                                            126                 22
                                                                                  --------------    ---------------
         Total interest expense                                                            1,581              1,255

NET INTEREST INCOME                                                                          969              1,195

Provision for loan losses                                                                      -                  -
                                                                                  --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                                  969              1,195

NON-INTEREST INCOME
     Service charges                                                                          52                 56
     Gain on sale of loans                                                                     4                  -
     Gain on sale of securities                                                                -                  6
     Other income                                                                              8                 14
                                                                                  --------------    ---------------
         Total non-interest income                                                            64                 76

NON-INTEREST EXPENSE
     Salaries and employee benefits                                                          468                930
     Net occupancy expense                                                                    87                 98
     Data processing expense                                                                  35                 38
     Franchise taxes                                                                          75                 83
     Other expenses                                                                          189                245
                                                                                  --------------    ---------------
         Total non-interest expense                                                          854              1,394

Income (loss) before income taxes                                                            179               (123)
Income tax expense (benefit)                                                                  61                (42)
                                                                                  --------------    ---------------
Net income (loss)                                                                 $          118    $           (81)
                                                                                  ==============    ===============

Earnings (loss) per share
     Basic                                                                        $          .08    $          (.05)
     Diluted                                                                                 .07               (.05)

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDER'S EQUITY
                      (In thousands, except per share data)

-----------------------------------------------------------------------------------------------------------------------------------

                                                                     Unearned     Unearned
                                                                     Employee       Stock                 Accumulated
                                          Additional                   Stock        Based                    Other         Total
                                 Common     Paid in     Retained     Ownership    Incentive   Treasury   Comprehensive Shareholders
                                  Stock     Capital     Earnings    Plan Shares  Plan Shares    Stock       Income        Equity
                                  -----     -------     --------    -----------  -----------    -----       ------        ------

Balances at January 1, 2001       $   19   $  8,322    $ 13,846     $ (1,853)     $   (365)    $(2,151)    $      15    $  17,833

Commitment to release ESOP shares                 4                       78                                                   82
Release of incentive shares                                                             26                                     26
Cash dividends                                             (122)                                                             (122)
Comprehensive income:
Net income                                                  118                                                               118
Change in unrealized gain (loss)
  securities available-for-sale,
  net of tax                                                                                                       8            8
                                                                                                                      -----------

     Total Comprehensive Income                                                                                               126
                                 ------- ---------- -----------  -----------   -----------  -----------   ----------  -----------

Balances at March 31, 2001        $   19   $  8,326    $ 13,842     $ (1,775)     $   (339)    $(2,151)    $      23   $   17,945
                                 ======= ========== ===========  ===========   ===========  ===========   ==========  ===========

-----------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                              ---------
                                                                                       2001               2000
                                                                                       ----               ----
NET INCOME (LOSS)                                                                 $          118    $           (81)

Other comprehensive income, net of tax
     Unrealized gain (loss) on securities available
       for sale arising during the period                                                      8                  9

     Less: Reclassified adjustment for accumulated
             gains included in net income                                                      -                  4
                                                                                  --------------    ---------------
     Unrealized gains (losses) on securities                                                   8                  5
                                                                                  --------------    ---------------


COMPREHENSIVE INCOME (LOSS)                                                       $          126    $           (76)
                                                                                  ==============    ===============

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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

-------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                               ---------
                                                                                         2001                2000
                                                                                         ----                ----
NET CASH FROM OPERATING ACTIVITIES                                              $        (1,572)   $            645

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                            -                (118)
         Proceeds from sales                                                                  -                 124
         Proceeds from maturities and payments                                              223                 144
     Securities held to maturity
         Proceeds from maturities and payments                                            2,289              14,807
     Increase in time deposits with other banks                                             476              (7,000)
     Net change in loans                                                                  1,683              (2,896)
                                                                                ---------------    ----------------
         Net cash from investing activities                                               4,671               5,061

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                               1,974               2,754
     Net change in escrow accounts                                                         (237)               (126)
     Proceeds from loan payable                                                               -               7,000
     Return of capital                                                                        -             (11,051)
     Cash dividends                                                                        (122)               (111)
     Proceeds from long-term FHLB advances                                               15,310              14,400
     Repayment of long-term FHLB advances                                               (19,168)            (18,434)
                                                                                ---------------    ----------------
         Net cash from financing activities                                              (2,243)             (5,568)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     856                 138

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                          2,930               4,928
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $         3,786    $          5,066
                                                                                ===============    ================

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
         Interest                                                               $         1,803    $          1,097
         Income taxes                                                                         -                   -

-------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, amounts in thousand.

BASIS OF PRESENTATION: These interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at March 31, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the three month period ended March 31, 2001 and 2000 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 2000, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

Management analyzes loans on an individual basis and classifies a loan as impaired when an analysis of the borrower's operating results and financial condition indicates that underlying cash flows are not adequate to meet its debt service requirements. Often this is associated with a delay or shortfall in payments of 60 days or more. Smaller balance homogeneous loans are evaluated for impairment in total. Such loans include residential first mortgage loans secured by one to four family residences, residential construction loans, home equity, and other consumer loans, with balances less than $200,000. Loans are generally moved to non-accrual status when 90 days or more past due. These loans may also be considered impaired.

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

EARNINGS PER SHARE:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,530,264 and 1,805,871 and diluted weighted average share were 1,584,102 and 1,819,400 for March 31, 2001 and 2000.

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


NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                     March 31, 2001
                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                     (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                        $           201     $            -    $            (1)   $           200
     Fannie Mae                                   1,101                  8                  -              1,109
     Ginnie Mae                                   1,533                 29                  -              1,562
                                        ---------------     --------------    ---------------    ---------------
         Total                          $         2,835     $           37    $            (1)   $         2,871
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

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES (continued)

-------------------------------------------------------------------------------------------------------------------
                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                     (In thousands)

HELD TO MATURITY:
U.S. government and federal
  agencies                              $         6,496     $           11    $            (6)   $         6,501
Mortgage-backed securities:
     Freddie Mac                                 15,088                 49               (171)            14,966
     Fannie Mae                                   6,100                 26                (42)             6,084
     CMO's                                        5,838                  6                (44)             5,800
                                        ---------------     --------------    ---------------    ---------------
         Total                          $        33,522     $           92    $          (263)   $        33,351
                                        ===============     ==============    ===============    ===============


                                                                    December 31, 2000
                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                     (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                        $           217     $                 $            (2)   $           215
     Fannie Mae                                   1,223                 10                                 1,233
     Ginnie Mae                                   1,627                 15                                 1,642
                                        ---------------     --------------    ---------------    ---------------
         Total                          $         3,067     $           25    $            (2)   $         3,090
                                        ===============     ==============    ===============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $         7,993     $            1    $          (128)   $         7,866
Mortgage-backed securities:
     Freddie Mac                                 15,442                 57               (258)            15,241
     Fannie Mae                                   6,454                 17                (85)             6,386
     CMO's                                        5,907                                  (149)             5,758
                                        ---------------     --------------    ---------------    ---------------
         Total                          $        35,796     $           75    $          (620)   $        35,251
                                        ===============     ==============    ===============    ===============


--------------------------------------------------------------------------------
                                 (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                                                   March 31,         December 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                          (In thousands)
Loans secured by real estate:
     Construction loans on single family residences                             $         1,117    $            810
     Single family                                                                       62,832              63,963
     Multi-family and commercial                                                          1,330               1,185
Commercial loans                                                                            372                 331
Consumer loans                                                                           19,285              20,330
                                                                                ---------------    ----------------
                                                                                         84,936              86,619

Allowance for loan losses                                                                  (350)               (354)
                                                                                ---------------    -----------------

     Total                                                                      $        84,586    $         86,265
                                                                                ===============    ================

An analysis of the allowance for loan losses is as follows:

                                                                                        Three months ended
                                                                                             March 31,
                                                                                     2001                2000
                                                                                     ----                ----
                                                                                          (In thousands)

Balance, beginning of period                                                    $           354    $            369
Loans charged off                                                                            (4)                  -
Recoveries                                                                                    -                   2
Provision for losses                                                                          -                   -
                                                                                ---------------    ----------------

Balance, end of period                                                          $           350    $            371
                                                                                ===============    ================


NOTE 4 - NOTE PAYABLE

The Company has a note payable with a local institution for $7,000 at a rate of 7.30%. The note is for 8 months with principal and interest paid on the maturity date, August 5, 2001. The note is secured by stock.

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

The following discussion compares the financial condition of Grand Central Financial Corp ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association") at March 31, 2001 to December 31, 2000 and the results of operations for the three months ended March 31, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

         Total assets of the Company were $138.9 million at March 31, 2001, compared to $140.9 million at December 31, 2000, representing a decrease of $2.0 million, or 1.5%. The primary component in the decrease in total assets was a $2.5 million decrease in total securities (including securities available for sale and held to maturity) and a $1.7 million in loans, which was partially offset by an increase in time deposits with other banks and loans held for sale. The decrease in assets was primarily due to the securities maturing and loan payments received during the first quarter. The increase in time deposits with other banks is due to the interest earned on the deposit. Loans held for sale also increased due to the Association's increased

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

volume and the drop in interest rates. Shareholders' equity increased $112,000 or .62% from December 31, 2000 to March 31, 2001.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         General. Net income for the three months ended March 31, 2001 increased by $199,000 or 245.7% from $(81,000) for the three months ended March 31, 2000 to net income of $118,000 for the three months ended March 31, 2001. The increase was primarily due to the decrease in salaries and employee benefits which doubled for the first three months of 2000 due to an acceleration of expense for the stock-based incentive plan in conjunction with the return of capital. The return of capital triggered additional expense for the stock-based incentive plan when the return of capital for the shares in the plan was passed through to the plans participants.

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

         Net interest income decreased approximately $226,000, or 18.9%, from $1.2 million for the three months ended March 31, 2000 to $969,000 for the three months ended March 31, 2001. The primary reason for this change was an increase in interest expense of $326,000, or 26.0%. The increase in interest expense was due to an increase in expense related to the loan payable and the association is paying a higher rate for average earning liabilities. The growth in expense was partially offset by the increase in interest income of approximately $100,000 or 4.1% from the three months ended March 31, 2001 primarily due to the increase in interest and fees from loans.

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

         No provision for loan losses was recorded during the three months ended March 31, 2001 or 2000. At March 31, 2001, the allowance for loan losses represented .41% of total loans compared to .48% at December 31, 2000. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

         Non-interest Income. The Company experienced a $12,000, or 15.8%, decrease in non-interest income during the first three months of 2001 compared to the same period in 2000. The decrease was primarily due to the decrease in service charges. The Association experienced a decrease in deposits due to the closing of three branches during late 1999, which also affected the amount of service charges.

         Noninterest Expense. Noninterest expense decreased $540,000, or 38.7%, primarily due to a decrease of $462,000 or 49.7% in salaries and benefits expense. The majority of the decrease in salary and benefits expense was due to an expense of $492,000 associated with the stock-based incentive plan in 2000 which was not repeated in 2001. Of the $492,000 decrease, $465,000 was due to an acceleration of the stock-based incentive plan expense recorded in 2000 in conjunction with the return of capital which was immediately passed through to plan participants. Excluding the additional expense related to the stock-based incentive plan in 2000, salary and benefit expense increased slightly in the first quarter of 2001 compared to the same period in 2000. Occupancy and data processing expense decreased in 2001 from the same period in 2000. The decrease in occupancy and data processing is directly related to costs savings achieved based on management's decision to close three in-store branches in the fourth quarter of 2000.

         Income Taxes. The provision for income taxes totaled an expense of $61,000 for the three months ended March 31, 2001 compared to a benefit of $42,000 for the three months ended March 31, 2000, due to the increase in income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB"). The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by Office of Thrift Supervision (the "OTS") regulations. Pursuant to recent legislation, the OTS has repealed the minimum liquidity ratio requirement of 4.0%. OTS regulations now require the Association to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Association's liquidity ratio was 18.45%.

         At March 31, 2001, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $22.2 million, or 16.04%, of total adjusted assets, which is above the required level of $5.5 million, or 4.0%; core capital of $22.2 million, or 16.04%, of adjusted total assets, which is above the required level of $5.5 million, or 4.0%; and risk-based capital of

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

$22.6 million, or 33.19%, of risk-weighted assets, which is above the required level of $5.4 million, or 8.0%.

         The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 2001, cash and cash equivalents totaled $3.8 million, or 2.7% of total assets.

         The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2001, the Association had unused borrowing capacity from the FHLB of $26.7 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 2001
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item  1.-Legal Proceedings.
               None.

Item  2.-Changes in Securities and Use of Proceeds.
               None.

Item 3.-Defaults Upon Senior Securities.
               None.

Item 4.-Submission of Matters to a Vote of Security Holders.
               None.

Item 5.-Other Information.
               None.

Item 6.-Exhibits and Reports on Form 8-K.

(a)      Exhibits.

               Exhibit
               Number                       Exhibits
               -------                      --------

               3.1                          Articles of Incorporation*
               3.2                          Bylaws*
               4.0                          Form of Common Stock Certificate*

(b)      Reports on Form 8-K.

               On March 23, 2001 the Company filed a form 8-K, reporting the declaration of a cash dividend payable April 17, 2001 to shareholders of record on April 6, 2001.


*Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments therto, Registration No. 333-64089.

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



                                GRAND CENTRAL FINANCIAL COPR
                                ----------------------------



Dated:  May 11, 2001            By: /s/ William R. Williams
                                    -----------------------
                                    William R. Williams
                                    President and Chief Executive Officer
                                    (principal executive officer)


Dated:  May 11, 2001            By: /s/ John A. Rife
                                    ----------------
                                    John A. Rife
                                    Executive Vice President and Treasurer
                                    (principal accounting and financial officer)

--------------------------------------------------------------------------------