Form 10QSB
period 2001-06-30
GRAND CENTRAL FINANCIAL CORP
filed 2001-08-14
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

             Class:                             Outstanding at July 31, 2001
Common stock, $0.01 par value                   1,749,831 shares

Transitional Small Business Disclosure Format (check one)     Yes[ ]     No[X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2001
                                      INDEX








PART I.  Financial Information
                                                                                                           Page
                                                                                                           ----
Item 1 - Financial Statements

      Consolidated Balance Sheets as of June 30, 2001 and
      December 31, 2000 ..............................................................................      3

      Consolidated Statements of Income for the three and six months ended
      June 30, 2001 and 2000..........................................................................      4

      Consolidated Statements of Comprehensive Income for the three and six
      months ended June 30, 2001 and 2000 ............................................................      5

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the six months ended June 30, 2001..........................................................      6

      Condensed Consolidated Statements of Cash Flows for the six months
      ended June 30, 2001 and 2000....................................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2 - Management's Discussion and Analysis or Plan of Operation....................................     14


PART II.  Other Information

Item 1.  Legal Proceedings............................................................................     19
Item 2.  Changes in Securities .......................................................................     19
Item 3.  Defaults Upon Senior Securities..............................................................     19
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     19
Item 5.  Other Information............................................................................     19
Item 6.  Exhibits and Reports on Form 8-K.............................................................     19
Signatures ...........................................................................................     21

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                    June 30,        December 31,
                                                                      2001              2000
                                                                    ---------         ---------
ASSETS
     Cash and amounts due from depository institutions              $   4,525         $   2,928
     Interest-bearing deposits in other banks                               2                 2
                                                                    ---------         ---------
         Total cash and cash equivalents                                4,527             2,930
     Time deposits with other banks                                     6,750             7,000
     Securities available for sale                                      2,449             3,090
     Securities held to maturity (estimated fair value
         of $31,777 in 2001 and $35,251 in 2000)                       32,069            35,796
     Loans held for sale                                                1,756                 -
     Loans, net                                                        81,229            86,265
     Federal Home Loan Bank stock, at cost                              3,226             3,113
     Premises and equipment, net                                          866             1,094
     Accrued interest receivable                                          692             1,106
     Other assets                                                         811               539
                                                                    ---------         ---------

              Total assets                                          $ 134,375         $ 140,933
                                                                    =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                       $     772         $     514
         Interest-bearing                                              75,195            73,483
                                                                    ---------         ---------
              Total deposits                                           75,967            73,997
     Federal Home Loan Bank advances                                   32,611            40,536
     Loan payable                                                       6,750             7,000
     Advance payments by borrowers for taxes and insurance                526               656
     Accrued interest payable                                             246               632
     Other liabilities                                                    268               279
                                                                    ---------         ---------
         Total liabilities                                            116,368           123,100
                                                                    ---------         ---------

Commitments and Contingencies

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                 19                19
     Additional paid-in capital                                         8,321             8,322
     Retained earnings, substantially restricted                       13,872            13,846
     Unearned stock based incentive plan shares                          (313)             (365)
     Treasury stock, 189,040 shares, at cost                           (2,151)           (2,151)
     Unearned Employee Stock Ownership Plan shares                     (1,760)           (1,853)
     Accumulated other comprehensive income                                19                15
                                                                    ---------         ---------
         Total shareholders' equity                                    18,007            17,833
                                                                    ---------         ---------

              Total liabilities and shareholders' equity            $ 134,375         $ 140,933
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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amount)

--------------------------------------------------------------------------------

                                            Three months ended           Six months ended
                                                 June 30,                    June 30,
                                                 --------                    --------
                                            2001          2000          2001          2000
                                            ----          ----          ----          ----
INTEREST INCOME
     Loans, including fees                 $1,750        $1,514        $3,474        $2,969
     Interest on securities                   690           879         1,438         1,704
     Interest-bearing deposits
       in banks                                81             5           159           152
                                           ------        ------        ------        ------
         Total interest income              2,521         2,398         5,071         4,825

INTEREST EXPENSE
     Deposits                                 833           782         1,665         1,541
     FHLB borrowings                          369           501           992           998
     Loan payable                             143           126           269           150
                                           ------        ------        ------        ------
         Total interest expense             1,345         1,409         2,926         2,689

NET INTEREST INCOME                         1,176           989         2,145         2,136

Provision for loan losses                       -             -             -             -
                                           ------        ------        ------        ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                 1,176           989         2,145         2,136

NON-INTEREST INCOME
     Service charges                           32            51            84           109
     Gain on sale of loans                     15             3            19             3
     Gain on sale of securities                 4             -             4             6
     Other income                              20            43            29            56
                                           ------        ------        ------        ------
         Total non-interest income             71            97           136           174

NON-INTEREST EXPENSE
     Salaries and employee benefits           430           452           898         1,382
     Net occupancy expense                     66            91           153           191
     Data processing expense                   36            35            71            74
     FDIC assessments                           3             4             7             8
     Franchise taxes                           76            83           150           166
     Other expenses                           404           194           591           385
                                           ------        ------        ------        ------
         Total non-interest expense         1,015           859         1,870         2,206

Income before income taxes                    232           227           411           104
Income tax expense                             79            45           140             3
                                           ------        ------        ------        ------
Net income                                 $  153        $  182        $  271        $  101
                                           ======        ======        ======        ======
Earnings per share
     Basic                                 $  .06        $  .11        $  .18        $ 0.06
     Diluted                               $  .06        $  .11        $  .17        $ 0.06


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

--------------------------------------------------------------------------------

                                                  Three Months Ended           Six Months Ended
                                                       June 30,                    June 30,
                                                       --------                    --------
                                                   2001         2000          2001          2000
                                                   ----         ----          ----          ----

NET INCOME                                        $ 153         $ 182         $ 271        $ 101

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                      (1)          (29)            7          (20)

   Less:  Reclassification  adjustment for
          accumulated gains included
          in net income                               3             -             3            4
                                                  -----         -----         -----        -----
   Unrealized gains (losses) on
     securities                                      (4)          (29)            4          (32)
                                                  -----         -----         -----        -----


COMPREHENSIVE INCOME                              $ 149         $ 153         $ 275        $  77
                                                  =====         =====         =====        =====


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)

--------------------------------------------------------------------------------


                                                                      Unearned     Unearned
                                                                      Employee       Stock              Accumulated
                                             Additional                 Stock        Based                  Other         Total
                                     Common   Paid-in     Retained    Ownership    Incentive   Treasury Comprehensive  Shareholders
                                      Stock    Capital    Earnings   Plan Shares  Plan Shares   Stock      Income        Equity
                                      -----    -------    --------   -----------  -----------   -----      ------        ------

BALANCES AT JANUARY 1, 2001          $   19     $8,322    $  13,846    $ (1,853)    $ (365)   $  (2,151)     $  15    $  17,833

Commitment to release ESOP shares                   (1)                      93                                              92
Release of incentive shares                                                             52                                   52
Cash dividends                                                 (245)                                                       (245)
Comprehensive income:
Net income                                                      271                                                         271
Change in unrealized
  gain on securities
  available-for-sale, net of tax                                                                                 4            4
                                                                                                                      ---------
     Total comprehensive income                                                                                             275
                                     ------     ------    ---------    --------     ------    ---------  ---------    ---------

BALANCES AT JUNE 30, 2001            $   19     $8,321    $  13,872    $ (1,760)    $ (313)   $  (2,151)     $  19    $  18,007
                                     ======     ======    =========    ========     ======    =========  =========    =========


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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                     Six Months Ended
                                                                          June 30,
                                                                          --------
                                                                   2001             2000
                                                                   ----             ----

NET CASH FROM OPERATING ACTIVITIES                               $ (1,179)        $    820

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                    (75)            (174)
         Proceeds from sales                                           79              124
         Proceeds from maturities and payments                        649              476
     Securities held to maturity
         Purchases                                                      -                -
         Proceeds from maturities and payments                      3,738           16,310
     Change in time deposits with other banks                         250           (7,000)
     Net change in loans                                            4,715           (7,547)
                                                                 --------         --------
              Net cash from investing activities                    9,356            2,189

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                         1,970           (1,303)
     Net change in escrow accounts                                   (130)              60
     Proceeds from loan payable                                         -            7,000
     Payment of loan payable                                         (250)               -
     Return of capital                                                  -          (11,051)
     Cash dividends                                                  (245)            (218)
     Purchase of treasury stock                                         -             (725)
     Proceeds from long-term FHLB advances                         15,310           28,120
     Repayment of long-term FHLB advances                         (23,235)         (27,398)
                                                                 --------         --------
         Net cash from financing activities                        (6,580)          (5,515)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             1,597           (2,506)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                    2,930            4,928
                                                                 --------         --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $  4,527         $  2,422
                                                                 ========         ========

SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for:
         Interest                                                $  3,312         $  2,647
         Income taxes                                                 190                3



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

BASIS OF PRESENTATION: These interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its sole subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at June 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles that might otherwise be necessary in the circumstances. The results of operations for the six month period ended June 30, 2001 and 2000 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 2000, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of the Company and the Association. All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS: The Company is engaged in the business of banking with operations and two offices in Wellsville, Ohio and surrounding areas, which are primarily light industrial areas. These communities are the source of substantially all of the Company's deposits and loan activities. The Company's primary source of revenue is single-family residential loans to middle income individuals.

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

Uncollectible interest on loans that are contractually past due is charged off, or an allowance is established, based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued and unpaid, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower demonstrates the ability to make periodic interest payments in which case the loan is returned to accrual status.

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

EARNINGS PER SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock-based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock-based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,531,316 and 1,622,351 and diluted weighted average share were 1,571,495 and 1,646,557 for June 30, 2001 and 2000, respectively.

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of this Statement apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of this Statement, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized over their estimated useful lives. The Company is required to adopt this Statement on January 1, 2002 and early adoption is not permitted. The adoption of this Statement will not impact the Company's financial statements, as it has no intangible assets.

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

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                     June 30, 2001
                                                  Gross          Gross
                                   Amortized   Unrealized      Unrealized        Fair
                                     Cost         Gains           Loss           Value
                                     ----         -----           ----           -----
                                                     (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                   $   188        $     -        $    (1)        $   187
     Fannie Mae                        871              1              -             872
     Ginnie Mae                      1,360             30              -           1,390
                                   -------        -------        -------         -------

         Total                     $ 2,419        $    31        $    (1)        $ 2,449
                                   =======        =======        =======         =======

HELD TO MATURITY:
U.S. government and federal
  agencies                         $ 6,496        $     -        $   (62)        $ 6,434
Mortgage-backed securities:
     Freddie Mac                    14,118             66           (179)         14,005
     Fannie Mae                      5,867             11            (88)          5,790
     CMO's                           5,588              9            (49)          5,548
                                   -------        -------        -------         -------

         Total                     $32,069        $    86        $  (378)        $31,777
                                   =======        =======        =======         =======


--------------------------------------------------------------------------------
                                   (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

                                                    December 31, 2000
                                                   Gross         Gross
                                   Amortized     Unrealized    Unrealized        Fair
                                     Cost          Gains          Loss           Value
                                     ----          -----          ----           -----
                                                     (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                   $   217        $     -        $    (2)        $   215
     Fannie Mae                      1,223             10              -           1,233
     Ginnie Mae                      1,627             15              -           1,642
                                   -------        -------        -------         -------

         Total                     $ 3,067        $    25        $    (2)        $ 3,090
                                   =======        =======        =======         =======

HELD TO MATURITY:
U.S. government and federal
  agencies                         $ 7,993        $     1        $  (128)        $ 7,866
Mortgage-backed securities:
     Freddie Mac                    15,442             57           (258)         15,241
     Fannie Mae                      6,454             17            (85)          6,386
     CMO's                           5,907              -           (149)          5,758
                                   -------        -------        -------         -------

         Total                     $35,796        $    75        $  (620)        $35,251
                                   =======        =======        =======         =======


NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                            June 30,      December 31,
                                                             2001             2000
                                                             ----             ----
                                                                  (In thousands)
Loans secured by real estate:
     Construction loans on single family residences        $    712         $    810
     Single family                                           60,436           63,963
     Multi-family and commercial                              1,162            1,185
Commercial loans                                                278              331
Consumer loans                                               18,969           20,330
                                                           --------         --------
                                                             81,557           86,619

Allowance for loan losses                                      (328)            (354)
                                                           --------         --------

     Total                                                 $ 81,229         $ 86,265
                                                           ========         ========



--------------------------------------------------------------------------------
                                   (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

An analysis of the allowance for loan losses is as follows:

                                                  Six months ended
                                                      June 30,
                                           2001                     2000
                                           ----                      ----
                                                   (In thousands)

Balance, beginning of period              $  354                    $   369
Loans charged off                            (28)                         -
Recoveries                                     2                          4
Provision for losses                           -                          -
                                          ------                    -------

Balance, end of period                    $  328                    $   373
                                          ======                    =======


NOTE 4 - NOTE PAYABLE

The Company has a note payable with a local institution for $6,750 at a rate of 7.30%. The note had an original maturity of 8 months with principal and interest paid on the maturity date, August 5, 2001. The note is secured by stock the Company owns in the Association.




--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------



The following discussion compares the financial condition of Grand Central Financial Corp. ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association"), at June 30, 2001 to December 31, 2000 and the results of operations for the three months ended June 30, 2001 and 2000 and six months ended June 30, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.


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


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 AND DECEMBER 31, 2000

         Total assets of the Company were $134.4 million at June 30, 2001, compared to $140.9 million at December 31, 2000, representing a decrease of $6.5 million, or 4.6%. The primary components in the decrease in total assets were a $4.4 million decrease in total securities (including securities available for sale and held to maturity) and a decrease of $3.3 million or 3.8% (including loans held for sale) from December 31, 2000. The majority of the decrease in loans was in the consumer and single family real estate portfolios. The Company sold single-family real estate loans during the second quarter of fiscal year 2000 instead of putting them in their portfolio due to the market. Loans held for sale also increased due to the Association's increase in origination from and the drop in interest rates. The proceeds from the decrease in securities and loans, as well as the increase in deposits were used to decrease the amount of Federal Home Loan Bank advances from $40.5 million at December 31, 2000 to $32.6 million at June 30, 2001. The increase in deposits was due to normal market fluctuation and not any special promotions. Shareholders' equity increased $174,000 or .98% from December 31, 2000 to June 30, 2001

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND JUNE 30, 2000

         General. Net income for the three months ended June 30, 2001 decreased by $29,000 or 15.9% from $182,000 for the three months ended June 30, 2000 to $153,000 for the three months ended June 30, 2001. Net income for the six months ended June 30, 2001 and an increased $170,000 or 168.3%, from the net income of $101,000 for the six months ended June 30, 2000. The increase was primarily due to the significant decrease in salaries and employee benefits as a result of a decrease in the number of branches over the last six months and due to the impact of the return of capital on Recognition and Retention Plan expense in 2000. The Company also showed higher net interest income in the three months ended 6/30/01.

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

         Net interest income increased approximately $187,000, or 18.9%, for the three months ended June 30, 2001 and $9,000, or .42%, for the six months ended June 30, 2001 from the prior year periods. An increase in interest income or loans, including fees, is the primary reason for the increase. The increase in income is due primarily due to the increase in volume of loans from June 30, 2000 to 2001 and less to rates. The increase in income on loans was offset in part by a decrease in interest income from securities as a result of securities maturing and being called. The Company used the proceeds from the maturing securities to payoff Federal Home Loan Bank advances and decrease the related interest expense.

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

         No provision for loan losses was recorded during the three months or six months ended June 30, 2001 or 2000. At June 30, 2001, the allowance for loan losses represented .40% of total loans compared to .48% at December 31, 2000. Nonperforming assets as a percentage of loans were .56% at December 31, 2000 and
 .32% at June 30, 2001. Management believes the allowance for loan losses is adequate to absorb probable losses based on the positive trends; however, future additions to the allowance may be necessary based on changes in economic conditions.

         Non-interest Income. Non-interest income for the six months ended June 30, 2001 decreased $38,000 from $174,000 for June 30, 2000 and decreased $26,000 for the three months ended June 30, 2001. The majority of the change is due to the decrease in other income and service charges. As the Company has closed under-performing branches the number of customers and activity has decreased resulting in less other income and service charged revenue. There was also a $8,000 gain on the sale of other real estate owned property for the period ended June 30, 2000.

         Non-interest Expense. Non-interest expense increased $156,000, or 18.2%, for the quarter ended June 30, 2001 and decreased $336,000, or 15.2% for the six months ended June 30, 2001 compared to the similar periods in 2000. The majority of the increase for the quarter is due to charges taken related to the closing of a branch and the write-off of fixed assets of approximately $154,000. For the six months ended June 30, 2001, the decrease in non-interest income is primarily due to the large RRP expense in 2000 related to the return of capital and due to the lower costs in salaries and employee benefits. Net occupancy expense and data processing expense also decreased as a result of the closing of three in-store branches in the fourth quarter of 2000 and the closing of a branch during the second quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

         The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. At June 30, 2001, the Association's liquidity ratio was 18.6%.

         At June 30, 2001, the Association exceeded all of its regulatory capital requirements with a tangible capital level of $22.6 million, or 16.76%, of total adjusted assets, which is above the required level of $5.2 million, or 4.0%; core capital of $22.6 million, or 16.76%, of adjusted total

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------


assets, which is above the required level of $4.4 million, or 4.0%; and risk-based capital of $22.9 million, or 34.80% of risk-weighted assets, which is above the required level of $5.2 million, or 8.0%.

         The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At June 30, 2001, cash and cash equivalents totaled $4.5 million, or 3.4% of total assets.

         The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2001, the Association had $32.6 million in advances outstanding from the FHLB-Cincinnati, and at June 30, 2001, had an additional overall borrowing capacity from the FHLB of $31.9 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2001
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item  1  Legal Proceedings.
               None

Item  2  Changes in Securities and Use of Proceeds.
               None

Item 3  Defaults Upon Senior Securities.
               None

Item 4.  Submission of Matters to a Vote of Security Holders.

Grand Central Financial Corp. held its Annual Meeting of Shareholders on April 25, 2001. Results of shareholder voting was as follows:

             a)  Election of Director for a three year term:

                                  Thomas P. Ash
                                  -------------
             For                     1,369,555
             Abstain                    57,760
             Against                         -


             b) Ratification of independent auditor for the fiscal year ending December 31, 2001

                                          Crowe, Chizek and Company, LLP
                                          ------------------------------
             For                                      1,420,985
             Abstain                                      2,980
             Against                                      3,350

The following directors' terms of office as a director continued after the meeting.

             (i)      Jeffrey W. Aldrich
             (ii)     Gerry W. Grace
             (iii)    Williams R. Williams

Item 5.  Other Information.
               None



--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2001
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------




Item 6.  Exhibits and Reports on Form 8-K.

(a)                    Exhibit
                       Number           Exhibit
                       ------           -------

                        3.1             Certificate of Incorporation*

                        3.2             Bylaws*

                        4.0             Form of Common Stock Certificate*


(a.)       Exhibit
           Number        Exhibit
           ------        -------

            11.1         Statement Re Computation of Earnings per common Share

Basic earnings per share is computed by dividing net income by the weighted average number of shares outstanding during the period, as restated for shares issued in business combinations accounted for as pooling-of-interests, stock splits and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                          Six Months Ended                    Three Months Ended
                                              June 30,                             June 30,
                                              --------                             --------
                                        2001             2000                2001             2000
                                        ----             ----                ----             ----
Numerator:
Net income                          $        271    $        101         $        153    $        182

Denominator:
Weighted-average common
  shares outstanding (basic)           1,531,316       1,622,351            1,532,356       1,594,342
Exercise of options                       40,179          24,206               13,925          23,543
Weighted-average common
  shares outstanding (diluted)         1,571,495       1,646,557            1,546,281       1,617,885


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2001
                           Part II - OTHER INFORMATION
--------------------------------------------------------------------------------

Earnings per share:
Basic                      $.18        $.06        $.06        $.11
Diluted                    $.17        $.06        $.06        $.11


(b) Reports on Form 8-K - on June 22, 2001, the issuer filed a Form 8-K. The information reported is as follows:

             Grand Central Financial Corp. (the "Company"), reported the declaration of a cash dividend payable July 17, 2001 to stockholders of record at the close of business on July 2, 2001.

* Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments thereto, Registration No. 333-64089.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



                               GRAND CENTRAL FINANCIAL CORP.
                               -----------------------------




Dated:  August 14, 2001        By:  /s/ William R. Williams
                                    -----------------------------------
                                    William R. Williams
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated:  August 14, 2001        By:  /s/ John A. Rife
                                    -----------------------------------
                                    John A. Rife
                                    Executive Vice President and Treasurer
                                    (principal accounting and financial officer)




--------------------------------------------------------------------------------