Form 10QSB/A
period 2001-03-31
GRAND CENTRAL FINANCIAL CORP
filed 2001-09-17
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 FORM 10-QSB / A


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








PART I.  Financial Information
                                                                                         Page
                                                                                         ----
Item 1. - Financial Statements

      Consolidated Balance Sheets as of March 31, 2001 and
      December 31, 2000 ..............................................................     3

      Consolidated Statements of Income for the three months ended
      March 31, 2001 and 2000.........................................................     4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the three months ended March 31, 2001.......................................     5

      Consolidated Statements of Comprehensive Income for the three months
      ended March 31, 2001 and 2000...................................................     6

      Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2001 and 2000...................................................     7

      Notes to Consolidated Financial Statements .....................................     8


Item 2. - Management's Discussion and Analysis or Plan of Operation...................    13


PART II.  Other Information

Item 1.  Legal Proceedings............................................................    18
Item 2.  Changes in Securities........................................................    18
Item 3.  Defaults Upon Senior Securities..............................................    18
Item 4.  Submission of Matters to a Vote of Security Holders..........................    18
Item 5.  Other Information............................................................    18
Item 6.  Exhibits and Reports on Form 8-K.............................................    18

Signatures ...........................................................................    19

The Form 10-QSB for March 31, 2001, has been amended to reclassify expenses between the first and second quarter of 2001.


                                   GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                                   March 31,           December 31,
                                                                                     2001                  2000
                                                                                     ----                  ----
ASSETS
     Cash and amounts due from depository institutions                         $      3,784           $      2,928
     Interest-bearing deposits in other banks                                             2                      2
                                                                               ------------           ------------
         Total cash and cash equivalents                                              3,786                  2,930
     Time deposits with other banks                                                   7,476                  7,000
     Securities available for sale                                                    2,871                  3,090
     Securities held to maturity (estimated fair value
       of $33,351 in 2001 and $35,251 in 2000)                                       33,522                 35,796
     Loans held for sale                                                              1,089                   --
     Loans, net                                                                      84,586                 86,265
     Federal Home Loan Bank stock, at cost                                            3,169                  3,113
     Premises and equipment, net                                                      1,060                  1,094
     Accrued interest receivable                                                        670                  1,106
     Other assets                                                                       628                    539
                                                                               ------------           ------------

              Total assets                                                     $    138,857           $    140,933
                                                                               ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                   $        922           $        514
         Interest-bearing                                                            75,049                 73,483
                                                                               ------------           ------------
              Total deposits                                                         75,971                 73,997
     Federal Home Loan Bank advances                                                 36,678                 40,536
     Loan payable                                                                     7,000                  7,000
     Advance payments by borrowers for taxes and insurance                              419                    656
     Accrued interest payable                                                           376                    632
     Other liabilities                                                                  440                    279
                                                                               ------------           ------------
         Total liabilities                                                          120,884                123,100
                                                                               ------------           ------------

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                               19                     19
     Additional paid-in capital                                                       8,341                  8,322
     Retained earnings, substantially restricted                                     13,904                 13,846
     Unearned stock based incentive plan shares                                        (339)                  (365)
     Treasury stock, 189,040 shares, at cost                                         (2,151)                (2,151)
     Unearned employee stock ownership plan shares                                   (1,824)                (1,853)
     Accumulated other comprehensive income                                              23                     15
                                                                               ------------           ------------
         Total shareholders' equity                                                  17,973                 17,833
                                                                               ------------           ------------

              Total liabilities and shareholders' equity                       $    138,857           $    140,933
                                                                               ============           ============


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



                                   GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                                         CONSOLIDATED STATEMENTS OF INCOME
                                       (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                                       Three months ended
                                                                                            March 31,
                                                                                  2001                  2000
                                                                                  ----                  ----
INTEREST INCOME
     Loans, including fees                                                   $      1,724           $      1,479
     Interest on securities                                                           748                    824
     Interest-bearing deposits in banks                                                78                    147
                                                                             ------------           ------------
         Total interest income                                                      2,550                  2,450

INTEREST EXPENSE
     Deposits                                                                         958                    759
     FHLB borrowings                                                                  434                    474
     Loan payable                                                                     126                     22
                                                                             ------------           ------------
         Total interest expense                                                     1,518                  1,255

NET INTEREST INCOME                                                                 1,032                  1,195

Provision for loan losses                                                            --                     --
                                                                             ------------           ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                         1,032                  1,195

NON-INTEREST INCOME
     Service charges                                                                   52                     56
     Gain on sale of loans                                                              4                   --
     Gain on sale of securities                                                      --                        6
     Other income                                                                       8                     14
                                                                             ------------           ------------
         Total non-interest income                                                     64                     76

NON-INTEREST EXPENSE
     Salaries and employee benefits                                                   437                    930
     Net occupancy expense                                                             87                     98
     Data processing expense                                                           35                     38
     Franchise taxes                                                                   75                     83
     Other expenses                                                                   189                    245
                                                                             ------------           ------------
         Total non-interest expense                                                   823                  1,394

Income (loss) before income taxes                                                     273                   (123)
Income tax expense (benefit)                                                           93                    (42)
                                                                             ------------           ------------
Net income (loss)                                                            $        180           $        (81)
                                                                             ============           ============

Earnings (loss) per share
     Basic                                                                   $        .12           $       (.05)
     Diluted                                                                          .11                   (.05)
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

------------------------------------------------------------------------------------------------------------------------------------

                                                                      Unearned     Unearned
                                                                      Employee       Stock               Accumulated
                                                Additional              Stock        Based                  Other         Total
                                         Common   Paid-in  Retained   Ownership    Incentive  Treasury  Comprehensive  Shareholders'
                                         Stock    Capital  Earnings  Plan Shares  Plan Shares   Stock       Income        Equity
                                         -----    -------  --------  -----------  -----------   -----       ------        ------


Balances at January 1, 2001             $    19   $ 8,322   $13,846    $(1,853)    $  (365)    $(2,151)    $    15       $17,833

Commitment to release ESOP shares                      19                   29                                                48
Release of incentive shares                                                             26                                    26
Cash dividends                                                 (122)                                                        (122)
Comprehensive income:
  Net income                                                    180                                                          180
  Change in unrealized gain (loss)
  securities available-for-sale, net
    of tax                                                                                                        8            8
                                                                                                                         -------

     Total Comprehensive Income                                                                                              188
                                        -------   -------   -------    -------     -------     -------     -------       -------

Balances at March 31, 2001              $    19   $ 8,341   $13,904    $(1,824)    $  (339)    $(2,151)    $    23       $17,973
                                        =======   =======   =======    =======     =======     =======     =======       =======




------------------------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

--------------------------------------------------------------------------------


                                                                                       Three Months Ended
                                                                                            March 31,
                                                                                   2001               2000
                                                                                   ----               ----

NET INCOME (LOSS)                                                              $        180           $        (81)

Other comprehensive income, net of tax
     Unrealized gain (loss) on securities available
       for sale arising during the period                                                 8                      9

     Less: Reclassified adjustment for accumulated
             gains included in net income                                              --                        4
                                                                               ------------           ------------
     Unrealized gains (losses) on securities                                              8                      5
                                                                               ------------           ------------


COMPREHENSIVE INCOME (LOSS)                                                    $        188           $        (76)
                                                                               ============           ============






-------------------------------------------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

---------------------------------------------------------------------------------------------------------------------

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                       2001                  2000
                                                                                       ----                  ----

NET CASH FROM OPERATING ACTIVITIES                                                $     (1,572)          $        645

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                        --                     (118)
         Proceeds from sales                                                              --                      124
         Proceeds from maturities and payments                                             223                    144
     Securities held to maturity
         Proceeds from maturities and payments                                           2,289                 14,807
     Increase in time deposits with other banks                                            476                 (7,000)
     Net change in loans                                                                 1,683                 (2,896)
                                                                                  ------------           ------------
         Net cash from investing activities                                              4,671                  5,061

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                              1,974                  2,754
     Net change in escrow accounts                                                        (237)                  (126)
     Proceeds from loan payable                                                           --                    7,000
     Return of capital                                                                    --                  (11,051)
     Cash dividends                                                                       (122)                  (111)
     Proceeds from long-term FHLB advances                                              15,310                 14,400
     Repayment of long-term FHLB advances                                              (19,168)               (18,434)
                                                                                  ------------           ------------
         Net cash from financing activities                                             (2,243)                (5,568)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    856                    138

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         2,930                  4,928
                                                                                  ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $      3,786           $      5,066
                                                                                  ============           ============

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
         Interest                                                                 $      1,803           $      1,097
         Income taxes                                                                     --                     --

---------------------------------------------------------------------------------------------------------------------

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

-------------------------------------------------------------------------------

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


NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                     March 31, 2001
                                                               Gross               Gross
                                           Amortized         Unrealized         Unrealized            Fair
                                             Cost              Gains               Loss               Value
                                             ----              -----               ----               -----
                                                                     (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
  Freddie Mac                            $        201       $       --         $         (1)       $        200
  Fannie Mae                                    1,101                  8               --                 1,109
  Ginnie Mae                                    1,533                 29               --                 1,562
                                         ------------       ------------       ------------        ------------
       Total                             $      2,835       $         37       $         (1)       $      2,871
                                         ============       ============       ============        ============


--------------------------------------------------------------------------------

                                   (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - INVESTMENT AND MORTGAGE BACKED SECURITIES (continued)

                                                                  Gross              Gross
                                             Amortized         Unrealized         Unrealized             Fair
                                               Cost               Gains              Loss                Value
                                               ----               -----              ----                -----
                                                                     (In thousands)

HELD TO MATURITY:
U.S. government and federal
  agencies                                  $      6,496       $         11       $         (6)       $      6,501
Mortgage-backed securities:
     Freddie Mac                                  15,088                 79               (171)             14,966
     Fannie Mae                                    6,100                 26                (42)              6,084
     CMO's                                         5,838                  6                (44)              5,800
                                            ------------       ------------       ------------        ------------
         Total                              $     33,522       $        122       $       (263)       $     33,351
                                            ============       ============       ============        ============


                                                                     December 31, 2000
                                                                  Gross              Gross
                                             Amortized         Unrealized         Unrealized             Fair
                                               Cost               Gains              Loss                Value
                                               ----               -----              ----                -----
                                                                     (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                           $        217       $       --         $         (2)       $        215
     Fannie Mae                                   1,223                 10                                  1,233
     Ginnie Mae                                   1,627                 15                                  1,642
                                           ------------       ------------       ------------        ------------
         Total                             $      3,067       $         25       $         (2)       $      3,090
                                           ============       ============       ============        ============

HELD TO MATURITY:
U.S. government and federal
  agencies                                 $      7,993       $          1       $       (128)       $      7,866
Mortgage-backed securities:
     Freddie Mac                                 15,442                 57               (258)             15,241
     Fannie Mae                                   6,454                 17                (85)              6,386
     CMO's                                        5,907                                  (149)              5,758
                                           ------------       ------------       ------------        ------------
         Total                             $     35,796       $         75       $       (620)       $     35,251
                                           ============       ============       ============        ============

--------------------------------------------------------------------------------

                                   (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                                       March 31,         December 31,
                                                                        2001                2000
                                                                        ----                ----
                                                                             (In thousands)
Loans secured by real estate:
     Construction loans on single family residences                $      1,117           $        810
     Single family                                                       62,832                 63,963
     Multi-family and commercial                                          1,330                  1,185
Commercial loans                                                            372                    331
Consumer loans                                                           19,285                 20,330
                                                                   ------------           ------------
                                                                         84,936                 86,619

Allowance for loan losses                                                  (350)                  (354)
                                                                   ------------           ------------

     Total                                                         $     84,586           $     86,265
                                                                   ============           ============


An analysis of the allowance for loan losses is as follows:

                                                                           Three months ended
                                                                                March 31,
                                                                        2001                2000
                                                                        ----                ----
                                                                             (In thousands)

Balance, beginning of period                                       $        354           $        369
Loans charged off                                                            (4)                  --
Recoveries                                                                 --                        2
Provision for losses                                                       --                     --
                                                                   ------------           ------------

Balance, end of period                                             $        350           $        371
                                                                   ============           ============


NOTE 4 - NOTE PAYABLE

The Company has a note payable with a local institution for $7,000 at a rate of 7.30%. The note is for 8 months with principal and interest paid on the maturity date, August 5, 2001. The note is secured by stock the Company owns in the bank subsidiary.


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


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 AND DECEMBER 31, 2000

         Total assets of the Company were $138.9 million at March 31, 2001, compared to $140.9 million at December 31, 2000, representing a decrease of $2.0 million, or 1.5%. The primary component in the decrease in total assets was a $2.5 million decrease in total securities (including securities available for sale and held to maturity) and a $1.7 million in loans, which was partially offset by an increase in time deposits with other banks and loans held for sale. The decrease in assets was primarily due to the securities maturing and loan payments received during the first quarter. The increase in time deposits with other banks is due to the interest earned on the deposit. Loans held for sale also increased due to the Association's increased


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION
--------------------------------------------------------------------------------

volume and the drop in interest rates. Shareholders' equity increased $140,000 or .79% from December 31, 2000 to March 31, 2001.


COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND MARCH 31, 2000

         General. Net income for the three months ended March 31, 2001 increased by $261,000 or 322.2% from $(81,000) for the three months ended March 31, 2000 to net income of $180,000 for the three months ended March 31, 2001. The increase was primarily due to the decrease in salaries and employee benefits which doubled for the first three months of 2000 due to an acceleration of expense for the stock-based incentive plan in conjunction with the return of capital. The return of capital triggered additional expense for the stock-based incentive plan when the return of capital for the shares in the plan was passed through to the plans participants.

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

         Net interest income decreased approximately $163,000, or 13.6%, from $1.2 million for the three months ended March 31, 2000 to $1.0 million for the three months ended March 31, 2001. The primary reason for this change was an increase in interest expense of $263,000, or 21.0%. The increase in interest expense was due to an increase in expense related to the loan payable and the association is paying a higher rate for average earning liabilities. The growth in expense was partially offset by the increase in interest income of approximately $100,000 or 4.1% from the three months ended March 31, 2001 primarily due to the increase in interest and fees from loans.

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

         Noninterest Expense. Noninterest expense decreased $571,000, or 41.0%, primarily due to a decrease of $493,000 or 53.0% in salaries and benefits expense. The majority of the decrease in salary and benefits expense was due to an expense of $492,000 associated with the stock-based incentive plan in 2000 which was not repeated in 2001. Of the $492,000 decrease, $465,000 was due to an acceleration of the stock-based incentive plan expense recorded in 2000 in conjunction with the return of capital which was immediately passed through to plan participants. Excluding the additional expense related to the stock-based incentive plan in 2000, salary and benefit expense increased slightly in the first quarter of 2001 compared to the same period in 2000. Occupancy and data processing expense decreased in 2001 from the same period in 2000. The decrease in occupancy and data processing is directly related to costs savings achieved based on management's decision to close three in-store branches in the fourth quarter of 2000.

         Income Taxes. The provision for income taxes totaled an expense of $93,000 for the three months ended March 31, 2001 compared to a benefit of $42,000 for the three months ended March 31, 2000, due to the increase in income before income taxes.


LIQUIDITY AND CAPITAL RESOURCES

         The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the Federal Home Loan Bank of Cincinnati (the "FHLB"). The Association uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. The Association has continued to maintain the required levels of liquid assets as defined by Office of Thrift Supervision (the "OTS") regulations. Pursuant to recent legislation the OTS has repeated the OTS minimum liquidity ratio requirement of 4.0%. OTS regulations now require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. At March 31, 2001, the Association's liquidity ratio was 18.45%.

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

Item 3.-Defaults Upon Senior Securities.
               None.

Item 4.-Submission of Matters to a Vote of Security Holders.
               None.

Item 5.-Other Information.
               None.

Item 6.-Exhibits and Reports on Form 8-K.

(a)      Exhibits

               Exhibit
               Number                       Exhibits
               ------                       --------

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



                                   GRAND CENTRAL FINANCIAL COPR




Dated: September 17, 2001          By:   /s/ William R. Williams
                                         -----------------------------------
                                         William R. Williams
                                         President and Chief Executive Officer
                                         (principal executive officer)



Dated: September 17, 2001          By:   /s/ John A. Rife
                                         -----------------------------------
                                         John A. Rife
                                         Executive Vice President and Treasurer
                                         (principal accounting and financial
                                          officer)






--------------------------------------------------------------------------------