Form 10QSB/A
period 2001-06-30
GRAND CENTRAL FINANCIAL CORP
filed 2001-09-17
CIK 1070680

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








PART I.  Financial Information
                                                                                    Page
                                                                                    ----
Item 1 - Financial Statements

      Consolidated Balance Sheets as of June 30, 2001 and
      December 31, 2000 ..........................................................   3

      Consolidated Statements of Income for the three and six months ended
      June 30, 2001 and 2000......................................................   4

      Consolidated Statements of Comprehensive Income for the three and six
      months ended June 30, 2001 and 2000 ........................................   5

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the six months ended June 30, 2001......................................   6

      Condensed Consolidated Statements of Cash Flows for the six months
      ended June 30, 2001 and 2000................................................   7

      Notes to Consolidated Financial Statements .................................   8


Item 2 - Management's Discussion and Analysis or Plan of Operation................  14


PART II.  Other Information

Item 1.  Legal Proceedings........................................................  19
Item 2.  Changes in Securities ...................................................  19
Item 3.  Defaults Upon Senior Securities..........................................  19
Item 4.  Submission of Matters to a Vote of Security Holders......................  19
Item 5.  Other Information........................................................  19
Item 6.  Exhibits and Reports on Form 8-K.........................................  19
Signatures .......................................................................  21

The Form 10-QSB for June 30, 2001 has been amended to reclassify expenses between the first and second quarter for 2001.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

-------------------------------------------------------------------------------------------------------------------

                                                                              June 30,              December 31,
                                                                                2001                    2000
                                                                                ----                    ----
ASSETS
     Cash and amounts due from depository institutions                      $      4,525           $      2,928
     Interest-bearing deposits in other banks                                          2                      2
                                                                            ------------           ------------
         Total cash and cash equivalents                                           4,527                  2,930
     Time deposits with other banks                                                6,750                  7,000
     Securities available for sale                                                 2,449                  3,090
     Securities held to maturity (estimated fair value
         of $31,777 in 2001 and $35,251 in 2000)                                  32,069                 35,796
     Loans held for sale                                                           1,756                   --
     Loans, net                                                                   81,229                 86,265
     Federal Home Loan Bank stock, at cost                                         3,226                  3,113
     Premises and equipment, net                                                     866                  1,094
     Accrued interest receivable                                                     692                  1,106
     Other assets                                                                    811                    539
                                                                            ------------           ------------

              Total assets                                                  $    134,375           $    140,933
                                                                            ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                               $        772           $        514
         Interest-bearing                                                         75,195                 73,483
                                                                            ------------           ------------
              Total deposits                                                      75,967                 73,997
     Federal Home Loan Bank advances                                              32,611                 40,536
     Loan payable                                                                  6,750                  7,000
     Advance payments by borrowers for taxes and insurance                           526                    656
     Accrued interest payable                                                        246                    632
     Other liabilities                                                               268                    279
                                                                            ------------           ------------
         Total liabilities                                                       116,368                123,100
                                                                            ------------           ------------

Commitments and Contingencies

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                            19                     19
     Additional paid-in capital                                                    8,321                  8,322
     Retained earnings, substantially restricted                                  13,872                 13,846
     Unearned stock based incentive plan shares                                     (313)                  (365)
     Treasury stock, 189,040 shares, at cost                                      (2,151)                (2,151)
      Unearned Employee Stock Ownership Plan shares                               (1,760)                (1,853)
     Accumulated other comprehensive income                                           19                     15
                                                                            ------------           ------------
         Total shareholders' equity                                               18,007                 17,833
                                                                            ------------           ------------

              Total liabilities and shareholders' equity                    $    134,375           $    140,933
                                                                            ============           ============

--------------------------------------------------------------------------------
               See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amount)

--------------------------------------------------------------------------------


                                                       Three months ended                  Six months ended
                                                            June 30,                           June 30,
                                                            --------                           --------
                                                    2001               2000             2001              2000
                                                    ----               ----             ----              ----
INTEREST INCOME
     Loans, including fees                     $      1,750      $      1,514      $      3,474      $      2,969
     Interest on securities                             690               879             1,438             1,704
     Interest-bearing deposits
       in banks                                          81                 5               159               152
                                               ------------      ------------      ------------      ------------
         Total interest income                        2,521             2,398             5,071             4,825

INTEREST EXPENSE
     Deposits                                           833               782             1,665             1,541
     FHLB borrowings                                    432               501               992               998
     Loan payable                                       143               126               269               150
                                               ------------      ------------      ------------      ------------
         Total interest expense                       1,408             1,409             2,926             2,689

NET INTEREST INCOME                                   1,113               989             2,145             2,136

Provision for loan losses                              --                --                --                --
                                               ------------      ------------      ------------      ------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                           1,113               989             2,145             2,136

NON-INTEREST INCOME
     Service charges                                     32                51                84               109
     Gain on sale of loans                               15                 3                19                 3
     Gain on sale of securities                           4              --                   4                 6
     Other income                                        20                43                29                56
                                               ------------      ------------      ------------      ------------
         Total non-interest income                       71                97               136               174

NON-INTEREST EXPENSE
     Salaries and employee benefits                     461               452               898             1,382
     Net occupancy expense                               66                91               153               191
     Data processing expense                             36                35                71                74
     FDIC assessments                                     3                 4                 7                 8
     Franchise taxes                                     76                83               150               166
     Other expenses                                     404               194               591               385
                                               ------------      ------------      ------------      ------------
         Total non-interest expense                   1,046               859             1,870             2,206

Income before income taxes                              138               227               411               104
Income tax expense                                       47                45               140                 3
                                               ------------      ------------      ------------      ------------
Net income                                     $         91      $        182      $        271      $        101
                                               ============      ============      ============      ============
Earnings per share
     Basic                                     $        .06      $        .11      $        .18      $       0.06
     Diluted                                   $        .06      $        .11      $        .17      $       0.06




--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.
                                                                              4.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

--------------------------------------------------------------------------------


                                                       Three Months Ended                  Six Months Ended
                                                            June 30,                           June 30,
                                                            --------                           --------
                                                     2001               2000             2001              2000
                                                     ----               ----             ----              ----

NET INCOME                                        $         91     $        182     $        271    $        101

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                             (1)             (29)               7             (20)

   Less:  Reclassification  adjustment for
          accumulated gains included
          in net income                                      3             --                  3               4
                                                  ------------     ------------     ------------    ------------
   Unrealized gains (losses) on
     securities                                             (4)             (29)               4             (32)
                                                  ------------     ------------     ------------    ------------


COMPREHENSIVE INCOME                              $         87     $        153     $        275    $         77
                                                  ============     ============     ============    ============






--------------------------------------------------------------------------------

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

-----------------------------------------------------------------------------------------------------------------------------------


                                                                    Unearned     Unearned
                                                                    Employee       Stock                Accumulated
                                            Additional                Stock        Based                   Other          Total
                                  Common     Paid-in    Retained    Ownership    Incentive    Treasury  Comprehensive  Shareholders
                                   Stock     Capital    Earnings   Plan Shares  Plan Shares    Stock       Income         Equity
                                 --------   --------    --------   -----------  -----------   --------  -------------  ------------

BALANCES AT JANUARY 1, 2001      $     19   $  8,322    $ 13,846    $ (1,853)   $   (365)    $ (2,151)    $     15      $ 17,833


Commitment to release ESOP shares                 (1)                     93                                                  92
Release of incentive shares                                                           52                                      52
Cash dividends                                              (245)                                                           (245)
Comprehensive income:
Net income                                                   271                                                             271
Change in unrealized
  gain on securities
  available-for-sale, net of tax                                                                                 4             4
                                                                                                                        --------
     Total comprehensive income                                                                                              275
                                 --------   --------    --------    --------    --------   --------       --------      --------

BALANCES AT JUNE 30, 2001        $     19   $  8,321    $ 13,872    $ (1,760)   $   (313)  $ (2,151)      $     19      $ 18,007
                                 ========   ========    ========    ========    ========   ========       ========      ========




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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                                          Six Months Ended
                                                                                              June 30,
                                                                                     -------------------------
                                                                                     2001                 2000
                                                                                     ----                 ----

NET CASH FROM OPERATING ACTIVITIES                                              $     (1,179)          $        820

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                       (75)                  (174)
         Proceeds from sales                                                              79                    124
         Proceeds from maturities and payments                                           649                    476
     Securities held to maturity
         Purchases                                                                      --                     --
         Proceeds from maturities and payments                                         3,738                 16,310
     Change in time deposits with other banks                                            250                 (7,000)
     Net change in loans                                                               4,715                 (7,547)
                                                                                ------------           ------------
              Net cash from investing activities                                       9,356                  2,189

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                            1,970                 (1,303)
     Net change in escrow accounts                                                      (130)                    60
     Proceeds from loan payable                                                         --                    7,000
     Payment of loan payable                                                            (250)                  --
     Return of capital                                                                  --                  (11,051)
     Cash dividends                                                                     (245)                  (218)
     Purchase of treasury stock                                                         --                     (725)
     Proceeds from long-term FHLB advances                                            15,310                 28,120
     Repayment of long-term FHLB advances                                            (23,235)               (27,398)
                                                                                ------------           ------------
         Net cash from financing activities                                           (6,580)                (5,515)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                1,597                 (2,506)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       2,930                  4,928
                                                                                ------------           ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      4,527           $      2,422
                                                                                ============           ============

SUPPLEMENTAL DISCLOSURES
     Cash paid during the period for:
         Interest                                                               $      3,312           $      2,647
         Income taxes                                                                    190                      3




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

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                  June 30, 2001
                                                             Gross            Gross
                                       Amortized          Unrealized        Unrealized             Fair
                                          Cost               Gains             Loss                Value
                                          ----               -----             ----                -----
                                                                    (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                      $        188       $       --         $         (1)       $        187
     Fannie Mae                                871                  1               --                   872
     Ginnie Mae                              1,360                 30               --                 1,390
                                      ------------       ------------       ------------        ------------

         Total                        $      2,419       $         31       $         (1)       $      2,449
                                      ============       ============       ============        ============

HELD TO MATURITY:
U.S. government and federal
  agencies                            $      6,496       $       --         $        (62)       $      6,434
Mortgage-backed securities:
     Freddie Mac                            14,118                 66               (179)             14,005
     Fannie Mae                              5,867                 11                (88)              5,790
     CMO's                                   5,588                  9                (49)              5,548
                                      ------------       ------------       ------------        ------------

         Total                        $     32,069       $         86       $       (378)       $     31,777
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

                                  (Continued)

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 2 - INVESTMENT AND MORTGAGE-BACKED SECURITIES (Continued)

                                                                    December 31, 2000
                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                    (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                          $        217       $       --         $         (2)       $        215
     Fannie Mae                                  1,223                 10               --                 1,233
     Ginnie Mae                                  1,627                 15               --                 1,642
                                          ------------       ------------       ------------        ------------

         Total                            $      3,067       $         25       $         (2)       $      3,090
                                          ============       ============       ============        ============

HELD TO MATURITY:
U.S. government and federal
  agencies                                $      7,993       $          1       $       (128)       $      7,866
Mortgage-backed securities:
     Freddie Mac                                15,442                 57               (258)             15,241
     Fannie Mae                                  6,454                 17                (85)              6,386
     CMO's                                       5,907               --                 (149)              5,758
                                          ------------       ------------       ------------        ------------

         Total                            $     35,796       $         75       $       (620)       $     35,251
                                          ============       ============       ============        ============


NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                                                  June 30,           December 31,
                                                                                    2001                 2000
                                                                                    ----                 ----
                                                                                           (In thousands)
Loans secured by real estate:
     Construction loans on single family residences                             $        712        $        810
     Single family                                                                    60,436              63,963
     Multi-family and commercial                                                       1,162               1,185
Commercial loans                                                                         278                 331
Consumer loans                                                                        18,969              20,330
                                                                                ------------        ------------
                                                                                      81,557              86,619

Allowance for loan losses                                                               (328)               (354)
                                                                                ------------        ------------

     Total                                                                      $     81,229        $     86,265
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

--------------------------------------------------------------------------------

                                  (Continued)

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - LOANS RECEIVABLE (Continued)

An analysis of the allowance for loan losses is as follows:

                                                       Six months ended
                                                           June 30,
                                               2001                        2000
                                               ----                        ----
                                                        (In thousands)

Balance, beginning of period               $        354                $        369
Loans charged off                                   (28)                       --
Recoveries                                            2                           4
Provision for losses                               --                          --
                                           ------------                ------------

Balance, end of period                     $        328                $        373
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

         General. Net income for the three months ended June 30, 2001 decreased by $91,000 or 50.0% from $182,000 for the three months ended June 30, 2000 to $91,000 for the three months ended June 30, 2001. Net income for the six months ended June 30, 2001 and an increased $170,000 or 168.3%, from the net income of $101,000 for the six months ended June 30, 2000. The increase was primarily due to the significant decrease in salaries and employee benefits as a result of a decrease in the number of branches over the last six months and due to the impact of the return of capital on Recognition and Retention Plan expense in 2000. The Company also showed higher net interest income in the three months ended June 30, 2001.

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

         Net interest income increased approximately $124,000, or 12.5%, for the three months ended June 30, 2001 and $9,000, or .42%, for the six months ended June 30, 2001 from the prior year periods. An increase in interest income or loans, including fees, is the primary reason for the increase. The increase in income is due primarily due to the increase in volume of loans from June 30, 2000 to 2001 and less to rates. The increase in income on loans was offset in part by a decrease in interest income from securities as a result of securities maturing and being called. The Company used the proceeds from the maturing securities to payoff Federal Home Loan Bank advances and decrease the related interest expense.

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

         Non-interest Income. Non-interest income for the six months ended June 30, 2001 decreased $38,000 from $174,000 for June 30, 2000 and decreased $26,000 for the three months ended June 30, 2001. The majority of the change is due to the decrease in other income and service charges. As the Company has closed under-performing branches the number of customers and activity has decreased resulting in less other income and service charged revenue. There was also a $8,000 gain on the sale of other real estate owned other real estate owned property for the period ended June 30, 2000.

         Non-interest Expense. Non-interest expense increased $187,000, or 21.8%, for the quarter ended June 30, 2001 and decreased $336,000, or 15.2% for the six months ended June 30, 2001 compared to the similar periods in 2000. The majority of the increase for the quarter is due to charges taken related to the closing of a branch and the write-off of fixed assets of approximately $154,000. For the six months ended June 30, 2001, the decrease in non-interest income is primarily due to the large RRP expense in 2000 related to the return of capital and due to the lower costs in salaries and employee benefits. Net occupancy expense and data processing expense also decreased as a result of the closing of a branch during the second quarter of 2001.


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



--------------------------------------------------------------------------------

                         GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2001
                           Part II - OTHER INFORMATION

 -------------------------------------------------------------------------------

Earnings per share:
Basic                   $   .18        $   .06         $   .06         $   .11
Diluted                 $   .17        $   .06         $   .06         $   .11


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