Form 10QSB
period 2001-09-30
GRAND CENTRAL FINANCIAL CORP
filed 2001-11-13
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the quarterly period ended September 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
       For the transition period from __________ to______________

                         Commission File Number 0-25045
                                                -------

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

             Class:                            Outstanding at October 31, 2001
Common stock, $0.01 par value                  1,744,831 common shares

Transitional Small Business
Disclosure Format (check one)                    Yes[   ]   No[X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2001
                                      INDEX

PART I.  Financial Information

                                                                                                           Page
                                                                                                           ----

Item 1 - Financial Statements

      Consolidated Balance Sheets as of September 30, 2001 and
      December 31, 2000 ..............................................................................      3

      Consolidated Statements of Income for the three and nine months ended
      September 30, 2001 and 2000.....................................................................      4

      Consolidated Statements of Comprehensive Income for the three and nine
      months ended September 30, 2001 and 2000 .......................................................      5

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the nine months ended September 30, 2001....................................................      6

      Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2001 and 2000...............................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2 - Management's Discussion and Analysis or Plan of Operation....................................     14


PART II.  Other Information

Item 1.  Legal Proceedings............................................................................     19
Item 2.  Changes in Securities .......................................................................     19
Item 3.  Defaults Upon Senior Securities..............................................................     19
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     19
Item 5.  Other Information............................................................................     19
Item 6.  Exhibits and Reports on Form 8-K.............................................................     20

Signatures ...........................................................................................     22

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)



                                                                   September 30,      December 31,
                                                                       2001               2000
                                                                     ---------          ---------
ASSETS
     Cash and amounts due from depository institutions               $  17,204          $   2,928
     Interest-bearing deposits in other banks                                2                  2
                                                                     ---------          ---------
         Total cash and cash equivalents                                17,206              2,930
     Time deposits with other banks                                       --                7,000
     Securities available for sale                                       2,290              3,090
     Securities held to maturity (estimated fair value
       of $26,621 in 2001 and $35,251 in 2000)                          26,263             35,796
     Loans held for sale                                                 1,297               --
     Loans, net                                                         78,367             86,265
     Federal Home Loan Bank ("FHLB") stock, at cost                      3,283              3,113
     Premises and equipment, net                                           856              1,094
     Accrued interest receivable                                           621              1,106
     Other assets                                                          882                539
                                                                     ---------          ---------

              Total assets                                           $ 131,065          $ 140,933
                                                                     =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                        $     475          $     514
         Interest-bearing                                               76,128             73,483
                                                                     ---------          ---------
              Total deposits                                            76,603             73,997
     Federal Home Loan Bank advances                                    28,618             40,536
     Loan payable                                                        6,500              7,000
     Advance payments by borrowers for taxes and insurance                 376                656
     Accrued interest payable                                              259                632
     Other liabilities                                                     492                279
                                                                     ---------          ---------
              Total liabilities                                        112,848            123,100


     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                  19                 19
     Additional paid-in capital                                          8,314              8,322
     Retained earnings, substantially restricted                        14,007             13,846
     Unearned stock based incentive plan shares                           (288)              (365)
     Treasury stock at cost, 189,040 shares                             (2,151)            (2,151)
     Unearned employee stock ownership plan shares                      (1,702)            (1,853)
     Accumulated other comprehensive income                                 18                 15
                                                                     ---------          ---------
         Total shareholders' equity                                     18,217             17,833
                                                                     ---------          ---------

              Total liabilities and shareholders' equity             $ 131,065          $ 140,933
                                                                     =========          =========

See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amount)

                                                 Three months ended             Nine months ended
                                                      September 30,                September 30,
                                                ---------------------         ---------------------
                                                 2001           2000           2001          2000
                                                ------         ------         ------         ------
INTEREST INCOME
     Loans, including fees                      $1,523         $1,598         $5,083         $4,568
     Securities:
         Taxable                                   658            849          2,209          2,552
         Non-taxable                              --             --             --                1
     Interest-bearing deposits in banks             82              7            128            159
                                                ------         ------         ------         ------
         Total interest income                   2,263          2,454          7,420          7,280

INTEREST EXPENSE

     Deposits                                      826            803          2,491          2,344
     FHLB borrowings                               341            596          1,333          1,594
     Loan payable                                  116            129            385            279
                                                ------         ------         ------         ------
     Total interest expense                      1,283          1,528          4,209          4,217
                                                ------         ------         ------         ------

NET INTEREST INCOME                                980            926          3,211          3,063

Provision for loan losses                         --             --             --             --
                                                ------         ------         ------         ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                        980            926          3,211          3,063

NONINTEREST INCOME
     Service charges                                46             42            144            192
     Gain on sale of loans                          41           --               60              3
     Gain on sale of securities                   --                4              4             10
     Other income                                    7             22             21             36
                                                ------         ------         ------         ------
         Total non-interest income                  94             68            229            241

NONINTEREST EXPENSE
     Salaries and employee benefits                413            422          1,311          1,803
     Net occupancy expense                          61             92            214            283
     Data processing expense                        33             35            104            108
     FDIC assessments                                4              4             11             12
     Franchise taxes                                84             97            235            263
     Other expenses                                 60            153            735            542
                                                ------         ------         ------         ------
         Total non-interest expense                655            803          2,610          3,011
                                                ------         ------         ------         ------

Income before income taxes                         419            191            830            293
Income tax expense                                 144             52            284             55
                                                ------         ------         ------         ------
Net income                                      $  275         $  139         $  546         $  238
                                                ======         ======         ======         ======
Basic and diluted earnings
  per share                                     $  .18         $  .09         $  .35         $  .15


See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                     Three Months Ended         Nine Months Ended
                                                        September 30,              September 30,
                                                  --------------------         -------------------
                                                   2001          2000          2001          2000
                                                  -----          -----         -----         -----
NET INCOME                                        $ 275          $ 139         $ 546         $ 238

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                      (1)            18             6            (2)

   Less:  Reclassification adjustment for
     accumulated gains included
     in net income                                 --                3             3             7
                                                  -----          -----         -----         -----
   Unrealized gains (losses) on
     securities                                      (1)            15             3            (9)
                                                  -----          -----         -----         -----

COMPREHENSIVE INCOME                              $ 274          $ 154         $ 549         $ 229
                                                  =====          =====         =====         =====

See accompanying notes to consolidated financial statements.

                                                                              5.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                (In thousands, except per share data)
                                                                                 Unearned       Unearned
                                                                                 Employee         Stock
                                                     Additional                    Stock          Based
                                        Common         Paid in      Retained     Ownership      Incentive
                                         Stock         Capital      Earnings    Plan Shares    Plan Shares
                                         -----         -------      --------    -----------    -----------

Balances at January 1, 2001           $      19      $   8,322     $  13,846    $  (1,853)      $  (365)

Commitment to release ESOP shares                           (8)                       151
Release of incentive shares                                                                          77

Cash dividends                                                          (385)
Net income                                                               546

Change in unrealized
  gain on securities
  available-for-sale, net of tax

       Total comprehensive income
                                      ---------      ---------     ---------    ---------       -------

Balances at September 30, 2001        $      19      $   8,314     $  14,007    $  (1,702)      $  (288)
                                      =========      =========     =========    =========       =======
                                                       Accumulated
                                                          Other           Total
                                        Treasury      Comprehensive   Shareholders
                                          Stock          Income          Equity
                                          -----          ------          ------

Balances at January 1, 2001             $  (2,151)     $      15        $  17,833

Commitment to release ESOP shares                                             143
Release of incentive shares                                                    77

Cash dividends                                                               (385)
Net income                                                                    546

Change in unrealized
  gain on securities
  available-for-sale, net of tax                               3                3
                                                                       ----------
       Total comprehensive income                                             549
                                        ---------      ---------       ----------

Balances at September 30, 2001          $  (2,151)     $      18       $  18,217
                                        =========      =========       =========


See accompanying notes to consolidated financial statements.

                                                                              6.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                        -------------
                                                                    2001               2000
                                                                  --------          --------
NET CASH FROM OPERATING ACTIVITIES                                $  1,280          $    902

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                     (77)             (174)
         Proceeds from sales                                          --                 236
         Proceeds from maturities and payments                         882               624
     Securities held to maturity
         Proceeds from maturities and payments                       9,556            17,838
     Net changes in time deposits with other banks                   7,000            (7,000)
     Net change in loans                                             6,124            (8,386)
     Purchase of loans                                                --              (1,200)
     Purchases of premises and equipment                               (13)             --
                                                                  --------          --------
              Net cash from investing activities                    23,472             1,938

CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposits                                          2,606            (1,754)
     Net change in escrow accounts                                    (280)              (90)
     Proceeds from loan payable                                       --               7,000
     Repayment of loan payable                                        (500)             --
     Return of capital                                                --             (11,051)
     Cash dividends                                                   (385)             (330)
     Purchase of treasury stock                                       --                (866)
     Proceeds from long-term FHLB advances                          29,110            29,266
     Repayment of long-term FHLB advances                          (41,027)          (27,398)
                                                                  --------          --------
         Net cash from financing activities                        (10,476)           (5,223)
                                                                  --------          --------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                14,276            (2,383)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     2,930             4,928
                                                                  --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 17,206          $  2,545
                                                                  ========          ========

SUPPLEMENTAL DISCLOSURES
    Cash paid during the period for:
         Interest                                                 $  4,582          $  3,728
         Income taxes                                                  119                10

See accompanying notes to consolidated financial statements.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts in thousands.

BASIS OF PRESENTATION: These interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary to present fairly the financial position of Grand Central Financial Corp. ("Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville ("Association"), at September 30, 2001, and its results of operations and cash flows for the periods presented. All such adjustments are normal and recurring in nature. The accompanying unaudited consolidated financial statements do not purport to contain all the necessary financial disclosures required by generally accepted accounting principles accepted in the United States of America that might otherwise be necessary in the circumstances. The results of operations for the three- and nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results that may be expected or that have occurred for the entire year. The annual report for the Company for the year ended December 31, 2000, contains consolidated financial statements and related notes that should be read in conjunction with the accompanying unaudited consolidated financial statements.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans.

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SECURITIES: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as FHLB stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

LOANS HELD FOR SALE: Mortgage loans originated and held for sale in the secondary market are carried at the lower of cost or market value determined on an aggregate basis. Net unrealized losses are recognized through a valuation allowance by charges to income. Gains and losses on the sale of loans held for sale are determined using the specific identification method.

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

ALLOWANCE FOR LOAN LOSSES: The allowance for loan loses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.


                                   (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES: Income tax expense is based on the effective tax rate expected to be applicable for the entire year. The Company follows the liability method of accounting for income taxes. The liability method provides that deferred tax assets and liabilities are recorded at enacted tax rates based on the difference between the tax basis of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as "temporary differences." A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

EARNINGS PER SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,558,563 and 1,606,679 and diluted weighted average share were 1,588,982 and 1,630,951 for the nine months ended September 30, 2001 and 2000, respectively. The basic weighted average shares were 1,547,490 and 1,558,563 and diluted weighted average shares were 1,561,819 and 1,586,365 for the three months ended September 30, 2001 and 2000, respectively.

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

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141. "Business Combinations." SFAS No. 141 requires all business combinations within its scope to be accounted for using the purchase method, rather than the pooling-of-interests method. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. The adoption of this statement will only impact the Company's financial statements if it enters into a business combination.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which addresses the accounting for such assets arising from prior and future business combinations. Upon the adoption of SFAS No. 142, goodwill arising from business combinations will no longer be amortized, but rather will be assessed regularly for impairment, with any such impairment recognized as a reduction to earnings in the period identified. Other identified intangible assets, such as core deposit intangible assets, will continue to be amortized

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

over their estimated useful lives. The Company is required to adopt SFAS No. 142 on January 1, 2002 and early adoption is not permitted. Because the company does not currently have any intangible assets, there will be no impact to the Company upon the adoption of SFAS No. 142.

FINANCIAL STATEMENT PRESENTATION: Certain previously reported consolidated financial statement amounts have been reclassified to conform to the 2001 presentation.


NOTE 2 - SECURITIES

The carrying values and estimated fair values of investment and mortgage-backed securities are summarized as follows:

                                                                   September 30, 2001
                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                   (In thousands)
AVAILABLE FOR SALE:
Fannie Mae Stock                        $            77     $            3    $             -    $            80
Mortgage-backed securities:
     Freddie Mac                                    186                  -                 (1)               185
     Fannie Mae                                     799                  2                 (2)               799
     Ginnie Mae                                   1,200                 26                 -               1,226
                                        ---------------     ---------------   ---------------    ----------------
         Total                          $         2,262     $           31    $            (3)   $         2,290
                                        ===============     ==============     ==============    ================

HELD TO MATURITY:
U.S. government and federal
  agencies                              $         2,000     $           40    $            -     $         2,040
Mortgage-backed securities:
     Freddie Mac                                 13,468                263                 (2)            13,729
     Fannie Mae                                   5,561                 41                  -              5,602
     CMOs                                         5,234                 16                  -              5,250
                                        ---------------     --------------    ---------------    ---------------
         Total                          $        26,263     $          360    $            (2)   $        26,621
                                        ===============     ===============   ===============    ================

                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SECURITIES (Continued)

                                                                    December 31, 2000
                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
                                               Cost              Gains              Loss                Value
                                               ----              -----              ----                -----
                                                                    (In thousands)
AVAILABLE FOR SALE:
Mortgage-backed securities:
     Freddie Mac                        $           217                       $            (2)   $           215
     Fannie Mae                                   1,223     $           10                                 1,233
     Ginnie Mae                                   1,627                 15                                 1,642
                                        ---------------     --------------    ---------------    ---------------
         Total                          $         3,067     $           25                 (2)   $         3,090
                                        ===============     ==============    ===============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $         7,993                  1    $          (128)   $         7,866
Mortgage-backed securities:
     Freddie Mac                                 15,442     $           57               (258)            15,241
     Fannie Mae                                   6,454                 17                (85)             6,386
     CMOs                                         5,907                                  (149)             5,758
                                        ---------------     --------------    ---------------    ---------------
         Total                          $        35,796     $           75    $          (620)   $        35,251
                                        ===============     ==============    ===============    ===============


NOTE 3 - LOANS RECEIVABLE

Loans are summarized as follows:

                                                                      September 30,                   December 31,
                                                                          2001                            2000
                                                                          ----                            ----
                                                                                   (In thousands)
Loans secured by real estate:
     Construction loans on single-family residences                   $        743                     $        810
     Single family                                                          57,556                           63,963
     Multi-family and commercial                                             1,301                            1,185
Commercial loans                                                               103                              331
Consumer loans                                                              18,972                           20,330
                                                                      ------------                     ------------
                                                                            78,675                           86,619

Allowance for loan losses                                                     (308)                            (354)
                                                                      ------------                     ------------

     Total                                                            $     78,367                     $     86,265
                                                                      ============                     ============


                                  (Continued)

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - LOANS RECEIVABLE (Continued)

An analysis of the allowance for loan losses is as follows:

                                                                                  Nine months ended
                                                                                    September 30,
                                                                            2001                          2000
                                                                            ----                          ----
                                                                                      (In thousands)
Balance, beginning of period                                             $       354                    $       369
Loans charged off                                                                (51)                           (10)
Recoveries                                                                         5                              5
Provision for losses                                                               -                              -
                                                                         -----------                    -----------

Balance, end of period                                                   $       308                    $       364
                                                                         ===========                    ===========



NOTE 4 - PAYABLE

The Company has a note payable with a local institution for $6,500 at a rate of prime plus 50 basis points. Principal and interest is paid on the maturity date, December 5, 2001. The note is secured by stock the Company owns in the Association.

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

The following discussion compares the financial condition of the Company and the Association, at September 30, 2001 to December 31, 2000 and the results of operations for the three months ended September 30, 2001 and 2000 and nine months ended September 30, 2001 and 2000. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the Securities and Exchange Commission.

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

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 AND DECEMBER 31, 2000

Total assets of the Company were $131.1 million at September 30, 2001, compared to $140.9 million at December 31, 2000, representing a decrease of $9.8 million, or 7.0%. The primary components in the decrease in total assets were a $10.3 million, or 26.6%, decrease in total securities (including securities available for sale and held to maturity) and a $6.6 million, or 7.7%, decrease in loans (including loans held for sale) from December 31, 2000. The majority of the decrease in loans was in consumer and single family real estate loans. The Company sold long term, relatively low interest rate single-family real estate loans during the second and third quarters of fiscal year 2001 instead of holding them in its portfolio. Loans held for sale increased due to the Association's increase in originations resulting primarily from the drop in interest rates. The proceeds from the sale of securities and loans, as well as an increase in deposits were used to repay FHLB advances, which decreased from $40.5 million at December 31, 2000 to $28.6 million at September 30, 2001, and resulted in an increase in cash and cash equivalents from $2.9 million at December 31, 2000 to $17.2 million at September 30, 2001. Management anticipates it will continue to use excess liquidity to reduce the level of FHLB advances in the fourth quarter. The increase in deposits was due to normal fluctuations in customer balances and did not reflect any special rate promotions. In addition, management believes that the recent declines in the stock market have impacted the increase in deposits as customers view the deposit products offered by the Bank as more attractive. Shareholders' equity increased $384,000, or 2.15%, from $17.8 million at December 31, 2000 to $18.2 million at September 30, 2001.

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED
  SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

General. Net income for the three months ended September 30, 2001 increased by $136,000 from $139,000 for the three months ended September 30, 2000 to $275,000 for the three months ended September 30, 2001. Net income for the nine months ended September 30, 2001 was $546,000, which was an increase of $308,000 from the net income of $238,000 for the nine months ended September 30, 2000.

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

Net interest income increased $54,000, or 5.8%, for the three months ended September 30, 2001 and $148,000, or 4.8%, for the nine months ended September 30, 2001 from the prior-year periods. The increase in net interest income for the three month period ended September 30, 2001 compared to the same period in 2000 was due to the reduction in interest expense exceeding the reduction in interest income. This reduction in interest income and interest expense was due to the decrease in average interest earning assets and interest bearing liabilities for the three month period ended September 30, 2001 compared to the same period in 2000, as well as from a decline in rates during the three months ended September 30, 2001 compared to the same period in 2000. An increase in interest income on loans, including fees, and a decline in the interest expense on FHLB borrowings were the primary reasons for the increase in net interest income for the nine month period ended September 30, 2001 compared to the same period in 2000. The increase in interest income on loans was due primarily to an increase in average loans from $79.1 million for the nine month period ended September 30, 2000 to $84.8 million during the nine month period ended September 30, 2001. In addition, while market interest rates have declined in recent months, increases in the rates in late 2000 and early 2001 also contributed to the increase in interest income, with the majority of the year to date increase occuring in the first six months of 2001. The increase in income on loans of $515,000 during the nine months ended September 30, 2001 compared to the same period in 2000 was offset in part by a decrease in interest income from securities of $343,000 during the nine months ended September 30, 2001 compared to the same period in 2000 as a result of securities maturing and being called. The Company used the proceeds from the maturing and called securities to payoff FHLB advances which decreased the related interest expense.

Provision for Loan Losses. The provision for loan losses is based on management's regular evaluation of the adequacy of the allowance for loan losses, which considers factors such as past experience, prevailing general economic conditions and considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio.

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

No provision for loan losses was recorded during the three or nine months ended September 30, 2001 or 2000. Non-performing loans decreased to .42% of total loans at September 30, 2001 from 0.56% at December 31, 2000. The relative level of non-performing loans has decreased and management believes the loans are well collateralized and expects little or no loss. At September 30, 2001, the allowance for loan losses represented 0.39% of total loans compared to 0.41% at December 31, 2000. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Noninterest Income. Noninterest income for the nine months ended September 30, 2001 decreased to $229,000 from $241,000 for the nine months ended September 30, 2000. The majority of the change is due to the decrease in service charges and other income. As the Company has closed branches, the number of customers has declined resulting in less banking activity from which fee income is generated. The decrease was partially offset by an increase in gains on sales of loans. Noninterest income for the three months ended September 30, 2001 increased $26,000 or 38.2% from the same period in 2000. The increase was mainly due to the gain on the sale of loans.

Noninterest Expense. Noninterest expense decreased $148,000, or 18.4%, for the quarter ended September 30, 2001 and $401,000, or 13.3% for the nine months ended September 30, 2001 compared to the similar periods in 2000. The majority of the decrease was in salary and benefits expense due primarily to an expense of $465,000 from the acceleration of the stock based incentive plan expense recorded in conjunction with the return of capital in 2000 and which was immediately passed through to plan participants. The majority of the increase in other expense for the year to date period is due to charges taken related to the closing of a branch and the write-off of fixed assets of approximately $154,000 during the second quarter of 2001. The decrease in salary and benefit expense and occupancy expense for the three and nine months ended September 30, 2001, is also directly related to the closing of two in-store branches in the fourth quarter of 2000.

Income Taxes. The provision for income taxes totaled $284,000 for the nine months ended September 30, 2001 compared to $55,000 for the nine months ended September 30, 2000, due to the increase in income before income taxes. The provision for income taxes totaled $144,000 for the three months ended September 30, 2001 compared to $52,000 for the three months ended September 30, 2000, due to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Association uses the funds to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. Recent legislation repealed the Office of Thrift Supervision's ("OTS") minimum liquidity ratio requirement. OTS regulations now require the Association to maintain sufficient liquidity to ensure its safe and sound operation.

At September 30, 2001, the Association exceeded all of its regulatory capital requirements with a Tier 1 capital level of $23.0 million, or 17.61%, of total adjusted assets, which is above the required level of $5.2 million, or 4.0%; Tier 1 capital of $23.0 million, or 34.18%, of risk-weighted assets, which is above the required level of $2.7 million, or 4.0%; and risk-based capital of $23.3 million, or 34.63% of risk-weighted assets, which is above the required level of $5.4 million, or 8.0%.

The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At September 30, 2001, cash and cash equivalents totaled $17.2 million, or 13.1%, of total assets.

The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 2001, the Association had an additional overall borrowing capacity from the FHLB of $37.0 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2001
                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
               None

Item 2.  Changes in Securities and Use of Proceeds.
               None

Item 3.  Defaults Upon Senior Securities.
               None

Item 4.  Submission of Matters to a Vote of Security Holders.
               None

Item 5.  Other Information.
               None

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2001
                           PART II - OTHER INFORMATION


Item 6 Exhibits and Reports on Form 8-K.

(a)                    Exhibit
                       Number        Exhibit
                       ------        -------

                        3.1 Certificate of Incorporation of Grand Central Financial Corp. *

                        3.2          Bylaws of Grand Central Financial Corp. *

                        4.0          Form of Common Stock Certificate *

(a).                     Exhibit
                         Number      Exhibit
                         -------     -------

                          11.1 Statement Re Computation of Earnings per common Share

Basic earnings per share is computed by dividing net income by the weighted average number of share outstanding during the period, as restated for shares issued in business combinations accounted for as pooling-of-interests, stock splits and stock dividends. Diluted earnings per share is computed using the weighted average number of shares determined for the basic computation plus the number of shares of common stock that would be issued assuming all contingently issuable shares having a dilutive effect on earnings per share were outstanding for the period.

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                                       Three months ended                  Nine months ended
                                                       ------------------                  -----------------
                                                          September 30,                      September 30,
                                                     2001              2000             2001              2000
                                                     ----              ----             ----              ----
Weighted average common shares
  outstanding for basic EPS                          1,547,490         1,558,563        1,558,563         1,606,679
Add:  Dilutive effects of assumed
  exercises of stock options                            14,328            27,802           30,419            24,272
                                                 --------------   --------------    --------------   --------------

Average shares and dilutive potential
  common shares                                      1,561,818         1,586,365        1,588,982         1,630,951
                                                  ============    ==============    =============    ==============

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2001
                           PART II - OTHER INFORMATION

          b)   Reports on Form 8-K. The information reported is as follows:


On September 27, 2001, The Company filed a current report on Form 8-K, reporting that on September 24, 2001 the Company reported the declaration of a cash dividend of $.08 per share payable October 23, 2001 to shareholders of record at the close of business on October 9, 2001.

* Incorporated by reference into this document from the Exhibits filed with the Registration Statement in Form SB-2 and any amendments thereto, Registration No. 333-64089.

                        Quarter ended September 30, 2001

                           PART II - OTHER INFORMATION




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                             GRAND CENTRAL FINANCIAL CORP.

Dated:  November 12, 2001    By:    /s/ William R. Williams
                                    -----------------------------------
                                    William R. Williams
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated:  November 12, 2001    By:    /s/ John A. Rife
                                    -----------------------------------
                                    John A. Rife
                                    Executive Vice President and Treasurer
                                    (principal accounting and financial officer)