Form 10KSB
period 2001-12-31
GRAND CENTRAL FINANCIAL CORP
filed 2002-03-18
CIK 1070680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the Fiscal Year Ended December 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                         Commission File Number: 0-25054


                          GRAND CENTRAL FINANCIAL CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)


             Delaware                                            34-1877137
----------------------------------                         ---------------------
 (State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                             Identification No.)


   601 Main Street, Wellsville, Ohio                               43968
----------------------------------------                   ---------------------
(Address of principal executive offices)                        (Zip Code)


Issuer's telephone number:                                    (330) 532-1517
                                                           ---------------------

Securities registered under Section 12(b) of the Exchange Act:  None
                                                                ----


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
YES  X   NO
    ---     ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ___

         As of December 31, 2001, the Registrant's revenues were $9.8 million.

         The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 28, 2002 was approximately $14,983,063. As of February 28, 2002, there were 1,742,331 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on April 24, 2002 are incorporated herein by reference to Part III of this Form 10-KSB.

                                      INDEX

                                                                            PAGE

PART I

    Item 1.  Description of Business.........................................  1

    Item 2.  Description of Property......................................... 27

    Item 3.  Legal Proceedings............................................... 27

    Item 4.  Submission of Matters to a Vote of Security Holders............. 28


PART II

    Item 5.  Market for the Company's Common Equity and Related
             Stockholder Matters............................................. 28

    Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations....................................... 28

    Item 7.  Financial Statements............................................ 37

    Item 8.  Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure........................................ 37


PART III

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............... 38

    Item 10. Executive Compensation.......................................... 38

    Item 11. Security Ownership of Certain Beneficial Owners and Management.. 38

    Item 12. Certain Relationships and Related Transactions.................. 38


PART IV

    Item 13. Exhibits, List and Reports on Form 8-K.......................... 38


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


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
-------  ------------------------

GENERAL

         Grand Central Financial Corp. (the "Company") was organized as a Delaware corporation in September 1998 as the holding company for Central Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a mutual to stock form of organization. As a savings and loan holding company, the company is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Association. At December 31, 2001, the Company had total assets of $120.9 million and stockholders' equity of $18.2 million.

         The Association is a community-oriented savings institution which was originally organized in 1892. The Association's principal business consists of attracting deposits from the general public in its primary market area and investing those deposits and other funds, generated from operations, and from Federal Home Loan Bank of Cincinnati ("FHLB") advances, primarily in conventional mortgage loans secured by single-family residences. The Association also invests in consumer loans, primarily indirect automobile loans and loans originated directly or on the Association's behalf by automobile dealers at the time of sale. To a significantly lesser extent, the Association invests in home equity, multi-family, commercial real estate, construction and land loans. The Association also invests in mortgage-backed securities, primarily those guaranteed or insured by government agencies such as Ginnie Mae, Fannie Mae and Freddie Mac, and other investment grade securities. The Association's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Association's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, FHLB advances and proceeds from the sale of loans. The Association operates through its home office located in Wellsville, Ohio, and a full service branch office in Calcutta, Ohio.

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

LENDING ACTIVITIES

         LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by single-family residences. At December 31, 2001, the Association had gross loans receivable of $79.5 million, of which $59.2 million were single-family, residential mortgage loans, or 74.57% of the Association's gross loans receivable. The remainder of the portfolio consisted of: consumer loans of $18.0 million, or 22.61% of gross loans receivable; $675,000 of construction and land loans, or 0.85% of gross loans receivable; $1.4 million of multi-family mortgage and commercial real estate loans, or 1.74% of gross loans receivable; and $184,000 of commercial loans, or 0.23% of gross loans receivable. At that same date, 92.6% of the Association's loan portfolio had fixed interest rates. The Association had $8.2 million of single-family residential mortgage loans held-for-sale at December 31, 2001.

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

                                                                        AT DECEMBER 31,
                                            ---------------------------------------------------------------------------
                                                    2001                     2000                         1999
                                            ---------------------    ----------------------      ----------------------
                                                         PERCENT                   PERCENT                     PERCENT
                                            AMOUNT       OF TOTAL    AMOUNT        OF TOTAL      AMOUNT        OF TOTAL
                                            ------       --------    ------        --------      ------        --------
                                                                      (DOLLARS IN THOUSANDS)

Real estate loans:
   Single-family(1)...................      $59,246        74.57%    $64,234        73.93%       $51,925        70.25%
   Multi-family and commercial........        1,381         1.74       1,185         1.36          1,301         1.76
   Construction.......................          675         0.85         810         0.93          2,073         2.81
                                           --------      -------     -------       ------        -------       ------
         Total real estate loans......       61,302        77.16      66,229        76.22         55,299        74.82
                                           --------      -------     -------       ------        -------       ------
Consumer loans:
   Home equity loans..................        2,416         3.04       3,038         3.50          2,944         3.98
   Automobile.........................       15,549        19.57      17,292        19.90         15,324        20.73
   Other..............................           --           --          --           --             --           --
                                           --------       ------     --------      ------        -------       ------
         Total consumer loans.........       17,965        22.61      20,330        23.40         18,268        24.71
Commercial loans......................          184         0.23         331         0.38            344         0.47
                                           --------       ------     -------       ------        -------       ------
         Total loans..................       79,451       100.00%     86,890       100.00%        73,911       100.00%
                                                          ======                   ======                      ======
Less:
   Deferred loan origination
      fees and discounts..............         (287)                    (271)                       (218)
   Allowance for loan losses..........         (373)                    (354)                       (369)
                                            -------                  -------                     -------
      Total loans, net................      $78,791                  $86,265                     $73,324
                                            =======                  =======                     =======

------------------
(1) Includes loans held-for-sale.

         LOAN MATURITY. The following table shows the remaining contractual maturity of the Association's commercial and construction loans at December 31, 2001. The table does not include the effect of future principal prepayments.

                                                    AT DECEMBER 31, 2001
                                            -----------------------------------
                                            CONSTRUCTION (1)  COMMERCIAL  TOTAL
                                            ----------------  ----------  -----
                                                       (IN THOUSANDS)

Amounts due in:
   One year or less ........................     $ --            $128      $128
   After one year:
      More than one year to three years ....       --              46        46
      More than three years to five years ..       --              10        10
      More than five years to 10 years .....       --              --        --
      More than 10 years to 15 years .......      328              --       328
      More than 15 years ...................      347              --       347
                                                 ----            ----      ----
         Total amount due ..................     $675            $184      $859
                                                 ====            ====      ====

-----------------------
(1) Construction loans, which consist of loans to the owner for the construction of single-family residences, automatically convert to permanent financing upon completion of the construction phase.

         The following table sets forth, at December 31, 2001, the dollar amount of commercial loans contractually due after December 31, 2002, and whether such loans have fixed interest rates or adjustable interest rates.

                                                DUE AFTER DECEMBER 31, 2002
                                           -------------------------------------
                                           FIXED         ADJUSTABLE        TOTAL
                                           -----         ----------        -----
                                                       (IN THOUSANDS)

Commercial loans .............              $56              --             $56
                                            ---                             ---
   Total loans ...............              $56              --             $56
                                            ===                             ===


         ORIGINATION OF LOANS. The Association's mortgage lending activities are conducted through its home office and its branch office. Although the Association may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans depends upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area. The Association sells a portion of the mortgage loans that it originates, primarily to Freddie Mac, and retains only loans that bear an interest rate above levels established from time to time by the Association's board of directors based on current market rates. At December 31, 2001, there were $8.2 million of single-family residential mortgage loans categorized as held-for-sale. The Association also emphasizes the origination of home equity loans and construction loans secured primarily by owner-occupied properties.

         The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:

                                                FOR THE YEAR ENDED DECEMBER 31,
                                               ---------------------------------
                                                 2001        2000        1999
                                               --------    --------    --------
                                                        (IN THOUSANDS)

Loans at beginning of period ................. $ 86,265    $ 73,324    $ 64,101
                                               --------    --------    --------
   Originations:
      Real estate:
         Single-family .......................   23,462      16,938      16,300
         Multi-family and commercial .........      458         313         344
         Construction ........................    1,034       1,137       1,386
         Consumer ............................    8,367      12,071      17,037
         Commercial ..........................       27         389         462
                                               --------    --------    --------
            Total loans originated ...........   33,348      30,848      35,529
                                               --------    --------    --------

   Principal loan repayments and prepayments..  (29,166)    (17,459)    (25,221)
      Loan sales .............................  (11,430)       (410)     (1,076)
      Transfers to REO .......................     (145)         --          11
      Change in unearned origination fees ....      (62)        (53)        (30)
      Change in allowance for loan losses ....      (19)         15          10
                                               --------    --------    --------
Net loan activity ............................   (7,474)     12,941       9,223
                                               --------    --------    --------
      Loans at end of period(1) .............. $ 78,791    $ 86,265    $ 73,324
                                               ========    ========    ========

---------------------------
(1) Loans at end of period include loans in process of $688,000, $814,000 and $715,000 for fiscal years 2001, 2000 and 1999, respectively.


         SINGLE-FAMILY MORTGAGE LENDING. The primary lending activity of the Association has been and continues to be the origination of permanent conventional mortgage loans secured by single-family residences located in the Association's primary market area. The Association sells a portion of the fixed-rate loans that it originates. The Association retains the servicing rights on the loans it sells. The Association retains fixed-rate loans with a rate of interest higher than the level established by the Association's board of directors as high in relation to the current market based on Freddie Mac's levels. At December 31, 2001, the Association retained 30-year loans with a rate of interest of 7.5% or higher and 15-year loans with a rate of interest of 7.0% or higher. The Association generally retains for its portfolio any adjustable rate mortgage ("ARM") loans that it originates. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from the Association's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Association primarily originates fixed-rate loans in the current low interest rate environment, but also offers adjustable-rate mortgage loans. At December 31, 2001, single-family mortgage loans totaled $59.2 million, or 74.57% of total loans at such date. At that date, of the Association's mortgage loans secured by single-family residences, $52.7 million, or 89%, were fixed-rate loans.

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

         The Association offers several adjustable-rate loan programs with terms of up to 25 years and interest rates that adjust either annually or every three years. Of the Association's mortgage loans secured by single-family residences, $6.5 million, or 11.0%, had adjustable rates. Certain of the Association's one-year ARM loans have a maximum adjustment limitation of 2% per year and a 6% lifetime cap on adjustments. The Association has additional one-year ARM loans that have no caps. The Association's three-year ARM loan has a maximum adjustment limitation of 1.5% per change and a 6% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to the monthly average rate on a variety of established indices.

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

         On a limited basis, the Association originates commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, small office buildings or retail facilities located in its primary market area. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to 70% of the appraised value of the property. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Association's portfolio at December 31, 2001 was $197,000. The loan was current and performing in accordance with its contractual terms at December 31, 2001.

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

         The Association's multi-family and commercial real estate loan portfolio at December 31, 2001 totaled $1.4 million or 1.74% of gross loans receivable.

         COMMERCIAL LENDING. On a very limited basis, the Association makes commercial business loans generally secured by business equipment, inventory, accounts receivable and other business assets. At December 31, 2001, the Association's commercial loan portfolio was $184,000, or 0.23% of gross loans receivable, none of which were in non-accrual status. The Association does not currently anticipate that commercial lending activities will significantly increase in the immediate future.

         CONSTRUCTION AND LAND LENDING. The Association generally originates construction and land development loans to contractors and individuals in its primary market area. The Association's construction loans primarily are made to finance the construction of owner-occupied single-family residential properties and, to a significantly lesser extent, individual properties built by developers for future sale. The Association's construction loans to individuals are primarily fixed-rate loans which, after a four-month construction period, convert to permanent loans with maturities of up to 30 years. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences. The Association requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Association requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Association's portfolio at December 31, 2001 had a balance of $270,000 and is secured by a mortgage. This loan is currently performing in accordance with its terms. At December 31, 2001, the Association had $675,000 of construction and land loans totaling 0.85% of the Association's gross loans receivable.

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

         CONSUMER AND OTHER LENDING. The Association's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans and loans secured by deposits. The Association originates a relatively small number of home equity lines of credit, which are generally ARM loans with the rate adjusting monthly at 2% above the prime rate of interest as disclosed in The Wall Street Journal. At December 31, 2001, the Association's consumer loan portfolio was $18.0 million, or 22.61%, of gross loans receivable.

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

         The Association's Classification of Assets Committee reviews and classifies the Association's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. At December 31, 2001, the Association had no assets designated as special mention, $886,000 of assets classified as substandard consisting of 17 loans, and no assets classified as doubtful and loss.

         The following table(1) sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.

                                                DECEMBER 31, 2001                           DECEMBER 31, 2000
                                     --------------------------------------   ------------------------------------------
                                         60-89 DAYS        90 DAYS OR MORE         60-89 DAYS          90 DAYS OR MORE
                                     ------------------  ------------------   --------------------   -------------------

                                     NUMBER  PRINCIPAL   NUMBER  PRINCIPAL    NUMBER    PRINCIPAL    NUMBER    PRINCIPAL
                                       OF    BALANCE OF    OF    BALANCE OF     OF      BALANCE OF     OF      BALANCE OF
                                      LOANS    LOANS     LOANS     LOANS       LOANS      LOANS       LOANS      LOANS
                                      -----    -----     -----     -----       -----      -----       -----      -----
                                                                (DOLLARS IN THOUSANDS)

Real estate loans:
   Single-family...............         5        $134      --         --           3         $32        --         --
   Multi-family and commercial.        --          --      --         --          --          --        --         --
Consumer Loans:
   Home equity loans and lines
      of credit................        --          --      --         --           2          10        --         --
   Automobile..................         2          10      --         --           1           1        --         --
   Unsecured lines of credit...        --          --      --         --          --          --        --         --
   Other.......................         7           1      --         --          --          --        --         --
Commercial Loans...............        --          --      --         --          --          --        --         --
                                     ----       -----     ---      -----       -----        ----       ---       ----
      Total....................        14        $145      --         --           6         $42        --         --
                                     ====       =====     ===      -----       =====        ====       ===       ====

Delinquent loans to total loans                  0.18%                                      0.05%

----------------------
(1) The table does not include delinquent loans less than 60 days past due. At December 31, 2001 and 2000, total loans past due 30 to 59 days amounted to $662,000 and $880,000, respectively.

         NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). At December 31, 2001, non-accrual loans totaled $883,000, consisting of 13 loans. It is the policy of the Association to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest. At December 31, 2001, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $38,000. At December 31, 2001 and 2000, the Association had no impaired loans.
Item 303(b)(1)(vi) requires discussion of the causes for any material change from period to period in one or more line items.

                                                            AT DECEMBER 31,
                                                          ------------------
                                                          2001   2000   1999
                                                          ----   ----   ----
                                                        (DOLLARS IN THOUSANDS)

Non-accruing loans:
   Single-family real estate ...........................  $871   $465   $ 83
   Consumer ............................................    12     24     10
   Commercial ..........................................    --     --     --
                                                          ----   ----   ----
      Total(1) .........................................   883    489     93
Real estate owned (REO) ................................    98     --     --
Other repossessed assets ...............................     4     --     11
                                                          ----   ----   ----
      Total nonperforming assets(2) ....................   985    489    104
Troubled debt restructurings ...........................    --     --     --
                                                          ----   ----   ----
Troubled debt restructurings and total nonperforming
   assets ..............................................  $985   $489   $104
                                                          ====   ====   ====
Total nonperforming loans and troubled debt
   restructurings as a percentage of total loans .......  1.11%  0.56%  0.13%
Total nonperforming assets and troubled debt
   restructurings as a percentage of total assets ......  0.81%  0.35%  0.07%

----------------------
(1) Total non-accruing loans equals total nonperforming loans.

(2) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.

         ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 2001, the Association's allowance for loan losses was 0.47% of gross loans receivable as compared to 0.41% as of December 31, 2000. The Association had non-accrual loans of $883,000 and $489,000 at December 31, 2001 and December 31, 2000, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

         The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.

                                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                                   ----------------------------------------
                                                                                   2001              2000              1999
                                                                                   ----              ----              ----
                                                                                            (DOLLARS IN THOUSANDS)

Allowance for loan losses, beginning of year ............................          $354              $369              $379
Charged-off loans:
   Single-family real estate ............................................            --                --                --
   Multi-family and commercial real estate ..............................            --                --                --
   Consumer .............................................................            53                22                12
                                                                                   ----              ----              ----
      Total charged-off loans ...........................................            53                22                12
Recoveries on loans previously charged off:
   Single-family real estate ............................................            --                --                --
   Consumer .............................................................            10                 7                 2
                                                                                   ----              ----              ----
      Total recoveries ..................................................            10                 7                 2
Net loans charged-off (recovered) .......................................            43                15                10
Provision for loan losses ...............................................            62                --                --
                                                                                   ----              ----              ----
Allowance for loan losses, end of period ................................          $373              $354              $369
                                                                                   ====              ====              ====

Allowance for loan losses to total loans ................................          0.47%             0.41%             0.50%
Allowance for loan losses to nonperforming loans
   and troubled debt restructuring ......................................         42.24%            72.39%             3.97%
Net loans charged-off (recovered) to allowance
   for loan losses ......................................................         11.53%             4.24%             2.71%
Net loans charged-off (recovered) to average loans ......................          0.05%             0.02%             0.02%

         The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans.

                                                                        AT DECEMBER 31,
                            ----------------------------------------------------------------------------------------------------
                                             2001                            2000                            1999
                            -----------------------------------  ------------------------------ ---------------------------------
                                            % OF       PERCENT               % OF     PERCENT               % OF         PERCENT
                                          ALLOWANCE    OF LOANS            ALLOWANCE  OF LOANS             ALLOWANCE     OF LOANS
                                           IN EACH     IN EACH              IN EACH   IN EACH               IN EACH      IN EACH
                                          CATEGORY     CATEGORY            CATEGORY   CATEGORY             CATEGORY      CATEGORY
                                          TO TOTAL     TO TOTAL            TO TOTAL   TO TOTAL             TO TOTAL      TO TOTAL
                              AMOUNT      ALLOWANCE     LOANS    AMOUNT    ALLOWANCE   LOANS      AMOUNT   ALLOWANCE      LOANS
                              -------     ---------   --------   ------    ---------  --------- ---------- ----------   ---------
                                                                    (DOLLARS IN THOUSANDS)

Real estate ................    $280        75.07%     77.16%    $276        77.97%     75.85%    $258        69.92%     74.82%
Consumer ...................      90        24.13      22.61       66        18.64      23.77       61        16.53      24.71
Commercial .................       3         0.80       0.23       12         3.39       0.38       30         8.13       0.47
Unallocated ................      --           --         --       --           --         --       20         5.42         --
                                ----       ------     ------     ----       ------     ------     ----        -----     ------
  Total allowance for
     loan losses ...........    $373       100.00%    100.00%    $354       100.00%    100.00%    $369       100.00%    100.00%
                                ====       ======     ======     ====       ======     ======     ====       ======     ======


REAL ESTATE OWNED

         At December 31, 2001, the Association owned real estate valued at $98,000 from one property.

INVESTMENT ACTIVITIES

         Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Association must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Association has maintained liquid assets above the minimum OTS requirements and at a level considered to be more than adequate to meet its normal daily activities.

         The investment policy of the Association as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Association's lending activities. The Association's policies generally limit investments to government and federal agency securities. The Association's policies provide the authority to invest in United States Treasury and federal agency securities meeting the Association's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Association funds such investments not only through payments on deposit accounts and the proceeds from the repayment of loans and the Association's operations, but also through FHLB advances. The success of such use of FHLB advances depends on management's ability to maintain a positive spread between the interest earned on the investment securities and the interest cost of the FHLB advances. At December 31, 2001, the Association had investment and mortgage-backed securities with a carrying value of $25.4 million and a market value of $25.6 million. At December 31, 2001, the Association had $2.1 million in mortgage-backed and investment securities classified as available-for-sale and $23.3 million in investment and mortgage-backed securities classified as held-to-maturity. Of the Association's mortgage-backed securities, $2.1 million had adjustable rates at December 31, 2001.

         At December 31, 2001, all of the Association's mortgage-backed securities were insured or guaranteed by either Freddie Mac, Fannie Mae or Ginnie Mae. In addition, the Association owned two CMOs which failed a stress test at December 31, 2001. The securities failed the portion of the test in which the life of the security would shorten beyond the prescribed limit in the event interest rates drop 200 basis points or more. The securities failed the portion of the test in which the percentage change in price would drop more than the prescribed amount in the event interest rates rise 300 basis points or more. The risk involved is the inability to sell the security to reinvest at more favorable rates. Management does not consider these securities to be high risk.

         The following table sets forth certain information regarding the amortized cost and fair value of the Association's securities at the dates indicated.

                                                                                   AT DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                                 2001                   2000                    1999
                                                         --------------------    ---------------------   --------------------
                                                         AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                           COST        VALUE       COST        VALUE       COST        VALUE
                                                          -------     -------     -------     -------     -------     -------
                                                                                    (IN THOUSANDS)

Investment securities:
   Debt securities held-to-maturity:
   Obligations of U.S. government
      agencies .......................................    $ 2,000     $ 2,017     $ 7,993     $ 7,866     $21,492     $20,945
      Commercial paper ...............................         --          --          --          --          --          --
                                                          -------     -------     -------     -------     -------     -------
            Total ....................................     $2,000      $2,017       7,993       7,866      21,492      20,945
                                                          -------     -------     -------     -------     -------     -------
   Debt securities available-for-sale:
      Obligations of U.S. Treasury and
         U.S. government agencies ....................         --          --          --          --          --          --
      Municipal securities ...........................         --          --          --          --          25          25
                                                          -------     -------     -------     -------     -------     -------
            Total ....................................         --          --          --          --          25          25

            Total debt securities ....................    $ 2,000     $ 2,017       7,993       7,866      21,517      20,970
                                                          -------     -------     -------     -------     -------     -------
Equity securities available for sale:
   Fannie Mae Stock ..................................    $    78     $    79     $    --     $    --     $    --     $    --
                                                          -------     -------     -------     -------     -------     -------
Mortgage-related securities:
   Mortgage-related securities
      held-to-maturity:
      Freddie Mac ....................................     12,590      12,750      15,442      15,241      18,455      17,585
      Fannie Mae .....................................      5,270       5,283       6,454       6,386       7,210       6,827
      Collateralized Mortgage Obligations ............      3,483       3,478       5,907       5,758       7,551       6,943
                                                          -------     -------     -------     -------     -------     -------
         Total mortgage-related securities
            held-to-maturity .........................     21,343      21,511      27,803      27,385      33,216      31,355
                                                          -------     -------     -------     -------     -------     -------
   Mortgage-related securities
      available-for-sale:
      Freddie Mac ....................................        181         178         217         215         281         277
      Fannie Mae .....................................        753         750       1,223       1,233       1,486       1,510
      Ginnie Mae .....................................      1,056       1,085       1,627       1,642       1,963       1,983
                                                          -------     -------     -------     -------     -------     -------
         Total mortgage-related
            securities available-for-sale ............      1,990       2,013       3,067       3,090       3,730       3,770
                                                          -------     -------     -------     -------     -------     -------
            Total mortgage-related securities ........     23,333      23,524      30,870      30,475      36,946      35,125
                                                          -------     -------     -------     -------     -------     -------
         Net unrealized (losses) gains on
            available-for-sale securities ............         24          --          23          --          40          --
                                                          -------     -------     -------     -------     -------     -------
               Total securities ......................    $25,435     $25,620     $38,886     $38,341     $58,503     $56,095
                                                          =======     =======     =======     =======     =======     =======

         The following table sets forth the Association's securities activities for the periods indicated.

                                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                                                   -----------------------------------------------
                                                                                     2001                2000               1999
                                                                                   --------            --------           --------
                                                                                                    (IN THOUSANDS)

INVESTMENT SECURITIES:
  Investment securities, beginning of period(1) .........................          $ 38,886            $ 58,503           $ 37,778
  Purchases:
    Investment securities-- held-to-maturity ............................                --                  --             36,887

    Investment securities-- available-for-sale ..........................               233                 174                503

  Sales:
    Investment securities-- available-for-sale ..........................              (230)               (227)              (504)

  Calls, maturities and payments:
    Investment securities-- held-to-maturity ............................           (12,493)            (18,950)           (14,808)

    Investment securities-- available-for-sale ..........................            (1,077)               (788)            (1,437)

  Net increase (decrease) in premium amortization and
    discount accretion ..................................................               114                 191                110
  Net increase (decrease) in unrealized gain (loss) .....................                 2                 (17)               (26)
                                                                                   --------            --------           --------
  Net increase (decrease) in investment securities ......................            13,451             (19,617)            20,725
                                                                                   --------            --------           --------
  Investment securities, end of period ..................................          $ 25,435            $ 38,886           $ 58,503
                                                                                   ========            ========           ========

----------------------
(1)  Includes mortgage-related securities.

         The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's investment securities and mortgage-related securities as of December 31, 2001.

                                                                               AT DECEMBER 31, 2001
                                                         -------------------------------------------------------------------
                                                                                     MORE THAN              MORE THAN
                                                                                     ONE YEAR               FIVE YEARS
                                                           ONE YEAR OR LESS        TO FIVE YEARS           TO TEN YEARS
                                                         -------------------    ---------------------  ---------------------
                                                                     WEIGHTED                WEIGHTED               WEIGHTED
                                                         CARRYING    AVERAGE    CARRYING     AVERAGE    CARRYING    AVERAGE
                                                          VALUE       YIELD      VALUE        YIELD       VALUE      YIELD
                                                         --------    -------    --------     --------   --------    --------
                                                                               (DOLLARS IN THOUSANDS)

Held-to-maturity securities:
   Investment securities:
      Obligations of U.S.
         government agencies ..........................      --         --          --         --         $2,000      6.64%
   Mortgage-related securities:
      Freddie Mac .....................................     $13       9.51%         --         --          3,296      6.01%
      Fannie Mae ......................................      --         --          --         --             --        --
      Collateralized Mortgage
         Obligations ..................................      --         --          --         --             --        --

         Total securities at
            amortized cost ............................     $13       9.51%         --         --         $5,296      6.25%
                                                            ===                                           ======
Available-for-sale securities:
   Fannie Mae stock ...................................     $79        N/A          --         --             --        --
   Mortgage-related securities:
      Freddie Mac .....................................      --         --          --         --             --        --
      Fannie Mae ......................................      --         --          --         --             --        --
      Ginnie Mae ......................................      --         --          --         --             --        --
                                                            ---                   ----                      ----      ----
         Total securities at fair value ...............     $79         --          --         --             --        --
                                                            ===


                                                                    AT DECEMBER 31, 2001
                                                         -------------------------------------------
                                                               MORE THAN
                                                               TEN YEARS              TOTAL
                                                         --------------------   --------------------
                                                                     WEIGHTED               WEIGHTED
                                                         CARRYING    AVERAGE    CARRYING    AVERAGE
                                                          VALUE       YIELD      VALUE       YIELD
                                                         --------    --------   --------    --------
                                                                   (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   Investment securities:
      Obligations of U.S.
         government agencies .........................       --         --     $ 2,000      6.64%
   Mortgage-related securities:
      Freddie Mac ....................................  $ 9,281       6.58%     12,590      6.43%
      Fannie Mae .....................................    5,270       6.74%      5,270      6.74%
      Collateralized Mortgage
         Obligations .................................    3,483       6.62%      3,483      6.62%
                                                        -------                -------
         Total securities at
            amortized cost ...........................  $18,034       6.63%    $23,343      6.55%
                                                        =======                =======
Available-for-sale securities:
   Fannie Mae stock ..................................       --         --     $    79      N/A
   Mortgage-related securities:
      Freddie Mac ....................................  $   178       6.36%    $   178      6.36%
      Fannie Mae .....................................      750       6.47%        750      6.47%
      Ginnie Mae .....................................    1,085       7.12%      1,085      7.12%
                                                          -----                  -----
         Total securities at fair value ..............  $ 2,013       6.81%    $ 2,013      6.81%
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

         DEPOSITS. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook accounts, savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended December 31, 2001, certificates of deposit constituted 55.46% of total average deposits. The term of the certificates of deposit offered by the Association vary from six months to four years and the offering rates are established by the Association on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2001, the Association had $31.2 million of certificate accounts maturing in less than one year. The Association expects that most of these accounts will be reinvested and does not believe that there are any material risks associated with the respective maturities of these certificates. The Association's deposits are obtained predominantly from the area in which its banking offices are located. The Association relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits.

         The following table presents the deposit activity of the Association for the periods indicated:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 ------------------------------
                                                  2001       2000       1999
                                                 -------    -------    -------
                                                        (IN THOUSANDS)


Increase (decrease) before interest credited ..  $  (508)   $(2,503)   $(9,993)
Interest credited .............................    2,679        667      1,188
                                                 -------    -------    -------
Net increase (decrease) .......................  $ 2,171    $(1,836)   $(8,805)
                                                 =======    =======    =======


         At December 31, 2001, the Association had $3.9 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                        WEIGHED
                                                                        AVERAGE
 MATURITY PERIOD                                      AMOUNT             RATE
-----------------                                     ------            -------
                                                       (DOLLARS IN THOUSANDS)

Three months or less ..........................       $  264             2.40%
Over 3 through 6 months .......................          608             5.52%
Over 6 through 12 months ......................        2,379             5.45%
Over 12 months ................................          695             6.14%
                                                      ------
      Total ...................................       $3,946             5.38%
                                                      ======

         The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information at December 31, 2001. Averages for the periods presented utilize month-end balances.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                              ----------------------------------------------------------------------------------------
                                          2001                          2000                         1999
                              ----------------------------  ----------------------------  ----------------------------
                                         PERCENT                       PERCENT                      PERCENT
                                           OF                            OF                            OF
                                          TOTAL    AVERAGE             TOTAL     AVERAGE             TOTAL     AVERAGE
                               AVERAGE   AVERAGE     RATE   AVERAGE    AVERAGE    RATE    AVERAGE   AVERAGE     RATE
                               BALANCE   DEPOSITS    PAID   BALANCE    DEPOSITS   PAID    BALANCE   DEPOSITS    PAID
                              --------   --------  -------  --------   --------  -------  -------   --------   -------
                                                             (DOLLARS IN THOUSANDS)

NOW accounts.................. $ 8,611     11.28%    1.64%   $5,496      7.54%    3.09%  $ 5,256       7.02%    2.85%
Money market accounts.........   7,038      9.22     3.38     5,813      7.98     4.58     3,020       4.03     3.41
Savings accounts..............  17,653     23.12     2.42    19,849     27.23     2.81    22,222      29.67     2.50
Certificates of deposit.......  42,338     55.46     5.76    40,271     55.25     5.51    43,231      57.72     5.41
Non-interest-bearing deposits:
   Demand deposits............     702      0.92       --     1,461      2.00       --     1,170       1.56       --
                               -------    ------            -------    ------            -------     ------
      Total average deposits.. $76,342    100.00%    4.29%  $72,890    100.00%    4.43%  $74,899     100.00%    4.20%
                               =======    ======            =======    ======            =======     ======


         The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding.

                                                   PERIOD TO MATURITY FROM DECEMBER 31, 2001              AT DECEMBER 31,
                                                -------------------------------------------------   ---------------------------
                                                                         TWO TO   OVER
                                                  LESS THAN   ONE TO     THREE    THREE
                                                  ONE YEAR   TWO YEARS   YEARS    YEARS    TOTAL     2000      1999      1998
                                                  ---------  ---------   ------   ------  -------   -------   -------   -------
                                                                               (DOLLARS IN THOUSANDS)

CERTIFICATE ACCOUNTS:
0 to 3.99% ....................................   $ 3,320   $ 1,921    $  484      $ --   $ 5,725   $    99   $    20    $   --
4.00 to 4.99% .................................     5,887     4,744       324       316    11,271     6,357    13,448     4,516
5.00 to 5.99% .................................    14,297     2,512       277       213    17,299    16,406    25,292    30,421
6.00 to 6.99% .................................     4,961     1,417        69        --     6,447    13,694     2,383     9,369
7.00 to 7.99% .................................     2,690        --        --        --     2,690     3,010        --        --
Over 8.00% ....................................        14       215         1        10       240       374        96       109
                                                  -------   -------    ------      ----   -------   -------   -------   -------
   Total certificate accounts .................   $31,169   $10,809    $1,155      $539   $43,672   $39,940   $41,239   $44,415
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

         The following table sets forth certain information regarding the Association's borrowed funds at or for the periods ended on the dates indicated:

                                                             AT OR FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                          -------------------------------
                                                            2001        2000        1999
                                                          -------     -------      ------
                                                               (DOLLARS IN THOUSANDS)

FHLB advances and other borrowings:
   Average balance outstanding..........................  $31,367     $38,815      $29,779
   Maximum amount outstanding at any month-end
      during the period.................................   36,678      40,536       36,419
   Balance outstanding at end of period.................   18,393      40,536       36,419
   Weighted average interest rate during the period.....     5.00%       5.74%        5.27%
   Weighted average interest rate at end of period......     4.62%       5.74%        5.52%


SUBSIDIARY ACTIVITIES

         As of December 31, 2001, the Company maintained the Association as a wholly owned subsidiary. The Association has no subsidiaries.

PERSONNEL

         As of December 31, 2001, the Association had 27 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and the Association believes it has a good relationship with its employees.

                SELECTED FINANCIAL AND OTHER DATA OF THE COMPANY

         The selected financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto presented elsewhere in this report.


                                                                          At December 31,
                                                -------------------------------------------------------------------
                                                   2001          2000          1999          1998          1997
                                                ----------    ----------    ----------    ----------    -----------
                                                                      (Dollars in thousands)
SELECTED FINANCIAL DATA:(11)
   Total assets.............................      $120,937      $140,933      $142,497      $133,436       $118,265
   Cash and cash equivalents................         4,380         2,930         4,928        26,026          5,846
   Loans, net(1)............................        78,791        86,265        73,177        64,101         57,886
   Securities held-to-maturity(2):
      Mortgage-related securities, net......        21,343        27,803        33,216        30,137         27,987
      Investment securities, net............         2,000         7,993        21,492         2,492          3,489
   Securities available-for-sale(2):
      Mortgage-related securities, net......         2,013         3,090         3,770         4,970          7,629
      Investment securities, net............            79            --            25           179         10,189
   Deposits.................................        76,168        73,997        75,833        84,638         76,983
   FHLB advances............................        18,393        40,536        36,419        16,029         26,161
   Total equity.............................        18,160        17,833        29,200        31,773         14,165
   Real estate owned, net...................            98            --            11            --             --
   Nonperforming assets and troubled
      debt restructurings...................           985           489           104            39            199



                                                                  For the Year Ended December 31,
                                                 ------------------------------------------------------------------
                                                   2001          2000          1999          1998           1997
                                                 ---------     ---------     ---------     ---------     ----------
                                                                       (Dollars in thousands)
SELECTED OPERATING DATA:(11)
   Total interest income....................        $9,588        $9,834        $9,303        $8,787         $8,803
   Interest expense.........................         5,308         5,802         4,714         4,963          5,273
                                                   -------       -------       -------       -------        -------
      Net interest income...................         4,280         4,032         4,589         3,824          3,530
   Provision for loan losses................            62            --            --           154             --
                                                   -------       -------       -------       -------        -------
      Net interest income after provision
         for loan losses....................         4,218         4,032         4,589         3,670          3,530
   Non-interest income:
      Net gain (loss) on sale of securities.            15            10            38            21             --
      Other.................................           179           284           276           318            241
                                                   -------       -------       -------       -------        -------
         Total non-interest income..........           194           294           314           339            241
   Non-interest expense.....................         3,502         3,900         4,956         3,681          2,883
                                                   -------       -------       -------       -------        -------
   Income (loss) before income taxes........           910           426           (53)          328            888
   Income taxes.............................           312           150           (11)          117            207
                                                   -------       -------       -------       -------        -------
         Net income (loss)..................       $   598       $   276      $    (42)      $   211        $   681
                                                   =======       =======      ========       =======        =======

                                                    (See footnotes on next page)



                                                                 At or for the Year Ended December 31,
                                                     -------------------------------------------------------------
                                                        2001         2000        1999         1998         1997
                                                     ----------   ----------   ---------    ---------    ---------
SELECTED OPERATING RATIOS AND OTHER DATA:(2)(11)
PERFORMANCE RATIOS:
   Average yield on interest-earning assets(4)....         7.41%        7.42%       6.97%        7.44%        7.42%
   Average rate paid on interest-bearing liabilities       4.66         5.01        4.55         4.73         4.94
   Average interest rate spread(5)................         2.75         2.21        2.42         2.71         2.48
   Net interest margin(6).........................         3.31         2.96        3.44         3.31         2.98
   Ratio of interest-earning assets to
      interest-bearing liabilities................       113.66       120.16      127.68       112.43       111.22
   Efficiency ratio(7)............................        78.54        90.36      101.75        88.87        76.45
   Non-interest expense as a percent of average
      assets......................................         2.63         2.82        3.60         3.03         2.36
   Return on average assets.......................         0.45         0.20       (0.03)        0.17         0.56
   Return on average equity.......................         3.32         1.27       (0.14)        1.41         5.00
   Ratio of average equity to average assets......        13.54        15.68       22.48        12.36        11.16
   Earnings per shares(8).........................         0.38         0.17       (0.02)          --           --

REGULATORY CAPITAL RATIOS:
   Tangible capital ratio.........................        18.40        15.60       15.10        16.10        11.95
   Core capital ratio.............................        18.40        15.60       15.10        16.10        11.95
   Risk-based capital ratio.......................        35.70        32.40       34.10        36.80        27.39

ASSET QUALITY RATIOS: (11)
   Nonperforming loans and troubled debt
      restructurings as a percent of total loans(9)        1.11         0.56        0.13         0.06         0.35
   Nonperforming assets and troubled debt
      restructurings as a percent of total assets(10)      0.81         0.35        0.07         0.03         0.17
   Allowance for loan losses as a percent
      of total loans..............................         0.47         0.41        0.50         0.59         0.40
   Allowance for loan losses as a percent of
      nonperforming loans and troubled debt
      restructurings(1)(9)........................         0.42%        0.72%       3.97%        9.72%        1.16%

FULL SERVICE OFFICES AT END OF PERIOD.............            2            3           4            6            4

----------------------
(1) Loans, net, represents gross loans receivable and loans held for sale net of the allowance for loan losses, loans in process and deferred loan origination fees. The allowance for loan losses at December 31, 2001, 2000, 1999, 1998 and 1997 was $373,000, $354,000, $369,000, $379,000 and
     $231,000, respectively.
(2) The Association adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," during fiscal 1994.
(3) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(4) Calculations of yield are presented on a taxable equivalent basis using the Federal income tax rate of 34%.
(5) The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(6) The net interest margin represents net interest income as a percent of average interest-earning assets.
(7) Equals non-interest expense divided by net interest income plus non-interest income (excluding gains or losses on securities transactions).
(8) The dividend payout ratio is not meaningful for 1999 and nonapplicable for all years prior to 1999.
(9) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. The Association ceases to accrue interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest.
(10) Non-performing assets consist of non-performing loans, other repossessed assets and REO.
(11) The Association converted from the mutual form of ownership to a stock company in 1998.

                           REGULATION AND SUPERVISION

GENERAL

     As a savings and loan holding company, the Company is required by federal law to file reports with, and otherwise comply with, the rules and regulations of the OTS. The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Association and their operations. Certain of the regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 2001 provides that no company may acquire control of a savings association after May 4, 2001 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 2001, so long as the Association continues to comply with the QTL Test. The Company does qualify for the grandfathering Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

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

     Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Association must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

     ACQUISITION OF THE HOLDING COMPANY. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

FEDERAL SAVINGS INSTITUTION REGULATION

     BUSINESS ACTIVITIES. The activities of federal savings associations are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, certain lending authority for federal associations, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the OTS has deferred implementation of the interest rate risk capital charge. At December 31, 2001, the Association met each of its capital requirements.

     The following table presents the Association's capital position at December 31, 2001


                                                                                         Capital
                                                             Excess         ---------------------------------
                         Actual           Required        (Deficiency)          Actual           Required
                         Capital           Capital           Amount            Percent            Percent
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (Dollars in thousands)

Tangible............          $22,287          $1,815             $20,472           18.42%              1.50%
Core (Leverage).....          $22,287          $4,839             $17,448           18.42%              4.00%
Risk-based..........          $22,660          $5,079             $17,581           35.69%              8.00%


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

         INSURANCE OF DEPOSIT ACCOUNTS. The Association is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points for the riskiest.

         The Association's assessment rate for the fiscal year 2001 was 0 basis points. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2000, FICO payments for SAIF members approximated 1.9 basis points and amounted to $14,437.

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

         LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2001, the Association's limit on loans to one borrower was $3.34 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $295,000.

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

         A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2001, the Association maintained 96% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

         LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the new regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with OTS. If an application is not required, the institution must still provide prior notice to OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31, 2001 totaled $19,980.

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

FEDERAL HOME LOAN BANK SYSTEM

         The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2001 of $3.33 million.

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

FEDERAL RESERVE SYSTEM

         The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $41.3 million; a 10% reserve ratio is applied above $41.3 The first $5.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Association complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

         GENERAL. The Company and the Association report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. For its 2001 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

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

         In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. Those rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Association has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Association's bad debt deduction will be equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve capture, it was required to begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

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

ITEM 2.       DESCRIPTION OF PROPERTY.
------        -----------------------

         The Association conducts its business through two banking offices located in Columbiana and Jefferson Counties, Ohio.


                                                                                                Net Book Value
                                                             Original                           of Property or
                                               Leased          Year           Date of              Leasehold
                                                 or         Leased or           Lease           Improvements at
  Location                                      Owned        Acquired        Expiration        December 31, 2001
-------------                                 ---------    ------------     ------------    -----------------------
                                                                                                (In thousands)
ADMINISTRATIVE/HOME OFFICE:
601 Main Street
Wellsville, Ohio 43968                          Owned          1989             --                    $431

BRANCH OFFICES:
49028 Foulks Drive                              Owned          1979             --                    $209
East Liverpool, Ohio 43920


ITEM 3.       LEGAL PROCEEDINGS.
------        -----------------

         Neither the Company nor the Association are a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Association, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. The Association is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Association.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------        ---------------------------------------------------

         None.


                                     PART II

Item 5.       MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
------        --------------------------------------------------------------
              MATTERS.
              -------

         The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "GCFC." As of December 31, 2001, there were 1,742,331 shares of common stock outstanding and 597 stockholders, excluding persons or entities who hold stock in nominee or "street name." Dividend payments by the Company are dependent primarily on dividends received by the Company from the Association. Under federal regulations, the dollar amount of dividends the Association may pay is dependent upon its capital position and recent net income. Generally, if the Association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in the conversion in accordance with the OTS regulations.

         The table below shows the price range of common stock and dividends paid for the years ended December 31, 2001 and 2000. This information was provided by the Nasdaq SmallCap Market.


                                        Fiscal 2001                                     Fiscal 2000
                         ------------------------------------------     -------------------------------------------
                            High            Low          Dividends         High             Low          Dividends
                         -----------     ----------      ----------     -----------     -----------     -----------

First Quarter.......          $14.50          $9.00           $0.07         $16.000          $8.125           $6.06
Second Quarter......           10.50           8.90            0.07          10.125           8.063            0.06
Third Quarter.......            9.87           8.51            0.08          10.250           9.000            0.06
Fourth Quarter......           10.25           8.51            0.09          11.375           8.875            0.07


ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------        ---------------------------------------------------------------
              RESULTS OF OPERATIONS.
              ---------------------

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

MANAGEMENT STRATEGY

         The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate single-family residential mortgage loans and short-term consumer loans. To a lesser extent, the Company also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management's efforts in increasing the Company's volume of shorter-term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Company's residential mortgage business. The Company's deposits are insured up to the maximum allowable amount by the SAIF, and administered by the FDIC. The Company also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

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

         QUANTITATIVE ASPECTS OF MARKET RISK. As part of its interest rate risk analysis, the Association uses an interest rate sensitivity model which generates estimates of the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Association's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Association's NPV as of December 31, 2001, as calculated by the OTS.

         The following table sets forth the Association's NPV as of December 31, 2001, as calculated by the OTS.




        Change in Interest                         Net Portfolio Value                    NPV as a % of Portfolio
      Rates In Basis Points           ---------------------------------------------      --------------------------
          (Rate Shock)                Amount           $ Change            % Change         NPV              Change
  ---------------------------         ------           --------            --------        ------            ------
            300                       17.692             (8,582)                 (33)       15.16              (558)
            200                       20.449             (5,825)                 (22)       17.04              (370)
            100                       23.517             (2,757)                 (10)       19.07              (167)
          Static                      26.274                 --                   --        20.74                --
           (100)                      27.570              1,295                    5        21.43                69
           (200)                          --                 --                   --         --                  --
           (300)                          --                 --                   --         --                  --

         Because of the market rates of interest at December 31, 2001, the NPV for a decline of 200 and 300 basis points cannot be reasonably calculated.

         As illustrated in the table, the Association's NPV declines in a rising interest rate environment. Specifically, the table indicates that, at December 31, 2001, the Association's NPV was $26.27 million (or 20.74% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $5.8 million or 22% decline in the Association's NPV and would result in a 370 basis point or 17.8% decline in the Association's NPV ratio to 17.04%. The percentage decline in the Association's NPV at December 31, 2001 was within the limit in the Association's Board-approved guidelines.

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

         AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Association at and for the years ended December 31, 2001 and 2000. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown, except where otherwise noted, and reflect annualized yields and costs. Average balances are derived from average monthly balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.


                                                                 For the Years Ended December 31,
                                                -------------------------------------------------------------------
                                                              2001                              2000
                                                --------------------------------- ---------------------------------
                                                                        Average                           Average
                                                 Average                 Yield/    Average                 Yield/
                                                 Balance    Interest      Rate     Balance    Interest      Rate
                                                ---------- ----------  ---------- ----------  ---------  ----------
                                                                      (Dollars in thousands)

Interest earning assets:
   Interest-bearing deposits..................  $    4,183    $    82        1.95%  $  4,136   $    171       4.13%
   Investment securities (1):
      Taxable.................................      32,757      2,216        6.76     43,742      2,812       6.43
      Non-taxable(2)..........................          __         __          __         19          1       7.97
      Time deposits with other bank...........       6,566        390        5.94      5,250        361       6.88
   Loans (3)..................................      82,676      6,685        8.09     80,184      6,270       7.82
   FHLB stock.................................       3,224        215        6.67      2,985        219       7.34
                                                ----------    --------              --------   --------
         Total interest-earning assets........     129,406      9,588        7.41    136,316      9,834       7.21
Non-interest-earning assets...................       3,825                             1,195
                                                ----------                          --------
         Total assets.........................    $133,231                          $137,511
                                                ==========                         =========

Interest-bearing liabilities:
   Deposits...................................   $  75,640      3,245        4.29  $  71,429      3,166       4.43
   FHLB advances and other borrowings.........      31,367      1,569        5.00     38,815      2,229       5.74
   Loan Payable...............................       6,850        494        7.21      5,250        407       7.75
                                                ----------    --------              --------   --------
        Total interest-bearing liabilities....     113,857      5,308        4.66    115,494      5,802       5.01

   Non-interest-bearing liabilities...........       1,336                             3,305
                                                ----------                          --------
         Total liabilities....................     115,193                           118,799
   Equity.....................................      18,038                            18,712
                                                ----------                          --------
         Total liabilities and equity.........    $133,231                          $137,511
                                                  ========                          ========

   Net interest-earning assets................
   Net interest income/interest rate spread (4)                $4,280        2.75%             $  4,032       2.21%
                                                               ======       =====              ========       ====
   Net interest margin as a percentage
      of interest-earning assets (5)..........                               3.31%                            2.96%
                                                                            =====                             ====
   Ratio of interest-earning assets

      to interest-bearing liabilities.........      113.66%                           120.16%
                                                 =========                            ======

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


                                                             Year Ended                       Year Ended
                                                         December 31, 2001                 December 31, 2000
                                                       Compared to Year Ended           Compared to Year Ended
                                                         December 31, 2000                 December 31, 1999
                                                   ------------------------------     ----------------------------
                                                    Increase/(Decrease)               Increase/(Decrease)
                                                          Due to                            Due to
                                                     -----------------                ------------------
                                                      Rate      Volume      Net        Rate      Volume       Net
                                                     ------    -------   --------     -------   --------   --------
                                                                        (Dollars in thousands)
INTEREST-EARNING ASSETS:
   Interest-earning deposits....................        (91)         2        (89)   $       3  $     23    $    26
      Investment securities:
         Taxable................................         --         (1)        (1)         96     (1,011)      (915)
         Non-taxable............................        141       (737)      (596)         (2)        (5)        (7)
         Time deposits with other banks........         (49)        78         29          --        361        361
      Loans.....................................        217        198        415          46        997      1,043
      FHLB......................................        (21)        17         (4)          9         14         23
                                                     ------    -------   --------     -------   --------   --------
         Total interest-earning assets..........       $197      $(443)     $(246)     $  152     $  379     $  531
                                                       ====      =====      =====      ======     ======     ======

INTEREST-BEARING LIABILITIES:
   Deposits. . . . . . . . . . . . . . . . . . .      $(104)     $ 183     $   79      $  162     $ (142)   $    20
      FHLB advances and other borrowings               (265)      (395)      (660)        152        509        661
      Loan Payable..............................        (30)       117         87          --        407        407
                                                     ------     ------    -------    --------    -------    -------
         Total interest-bearing liabilities.....       (399)       (95)      (494)        314        774      1,088
                                                      -----    -------     ------     =======    =======    =======
Increase(decrease) in net interest income.......      $(596)     $(348)     $ 248      $ (162)    $ (395)    $ (557)
                                                      =====      =====      =====      ======     ======     ======


COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2001 AND DECEMBER 31, 2000

         Total assets of the Company were $120.9 million at December 31, 2001, compared to $140.9 million at December 31, 2000, representing a decrease of $20.0 million, or 14.19%.

         CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $1.5 million, or 49.5%, from $2.9 million at December 31, 2000 to $4.4 million at December 31, 2001. The increase is due to the reduction in the security and loan portfolios as mentioned below.

         SECURITIES. Total securities decreased $13.5 million, or 34.59%, from $38.9 million at December 31, 2000 to $25.4 million at December 31, 2001. Most of the proceeds from maturing securities and securities sold were used to pay down FHLB advances throughout 2001.

         LOANS. Loans, including loans held for sale, decreased $7.5 million, or 8.66% from $86.3 million at December 31, 2000 to $78.8 million at December 31, 2001. Average loans comprised 67% of interest-earning assets in 2001 compared to 58.52% in 2000. The majority of the decrease was in the single-family real estate portfolio and to a lesser extent the consumer loans portfolio. Refinancing was at an all-time high throughout the United States of America and the 30-year fixed mortgage rate hit its lowest rate in over 30 years. As a result, the Company sold long term, relatively low interest rate single-family real estate loans during 2001 instead of holding them in its portfolio.

         DEPOSITS AND BORROWINGS. The Company's deposits are obtained primarily from individuals and businesses in its market area. Total deposits increased $2.2 million, or 2.93%, from $74.0 million at December 31, 2000 to $76.2 million at December 31, 2001. The increase in deposits was due to normal fluctuations in customer balances and did not reflect any special rate promotions. In addition, management believes that the recent declines in the stock market have impacted the increase in deposits as customers view deposit products offered by the Bank as more attractive. Deposits are still the primary funding source for loans, and the Company will use FHLB advances as a secondary funding source as needed. The Company used the proceeds from the sale, maturities and pay downs of securities and repayment of loans, as well as the increase in deposits to repay FHLB advances, which decreased from $40.5 million at December 31, 2000 to $18.4 million at December 31, 2001.

         SHAREHOLDERS' EQUITY. Shareholders' equity increased $327,000 or 1.83% from $17.8 million at December 31, 2000 to $18.2 million at December 31, 2001. Equity increased primarily due to the release of shares for the ESOP and RRP plans of $250,000 and $95,000 in 2001. Equity also increased as a result of $598,000 from earnings which was offset by dividends paid of $482,000.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

         GENERAL. Net income for the year ended December 31, 2001 increased by $322,000 from $276,000 for the year ended December 31, 2000 to $598,000 for the year ended December 31, 2001. The increase was primarily due to the increase in net interest income of $248,000 or 6.15%. The Company also benefitted from a reduction in non-interest expense of $398,000 which was partially offset by a reduction in non-interest income of $100,000 during 2001.

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

         Net interest income increased approximately $248,000 or 6.15%, from $4.0 million for the year ended December 31, 2000 to $4.3 million for the year ended December 31, 2001. The increase was due to a $494,000, or 8.62% decrease in interest expense, which was off-set by a $246,000, or 2.04%, decrease in interest income.

         Average loans outstanding for the year ended December 31, 2001 increased $2.5 million, or 3.11%, compared to average loans outstanding for the year ended December 31, 2000, and average securities decreased $11.0 million, or 25.11%, compared to the prior year. For the year ended December 31, 2001, the Association experienced an increase in average yield on assets of 19 basis points and a decrease in the average cost of liabilities of 36 basis points. The combination of the increase in average interest-bearing liabilities coupled with the decrease in interest rates resulted in a $246,000 increase in net interest income over net interest income for the year ended December 31, 2000. Average net interest margin increased 35 basis points from 2.96% for the year ended December 31, 2000 to 3.31% for the year ended December 31, 2001. The Association's average interest rate spread increased 54 basis points from 2.21% for the year ended December 31 2000 to 2.75% for the year ended December 31, 2001. In addition, the 2000 results were significantly affected by the Company's return of capital and the additional compensation recorded due to the return of capital distributions on stock in the Incentive Plan being passed through to plan participants.

         The tables appearing elsewhere in this annual report provide a more detailed analysis of the changes in average balances, yields/rates and net interest income identifying that portion of change in average volume versus that portion due to changes in average rates. See "Average Balance Sheet," "Rate/Volume Analysis" and "Weighted Average Yields."

         PROVISIONS FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as past experience, prevailing general economic conditions, considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio. No provision for loan losses was recorded during the year ended December 31, 2000, but the Company recorded a provision of $62,000 for 2001. The Company experienced higher consumer loan charge-offs during 2001 compared to 2000 due to the recession in the economy and higher consumer bankruptcy levels. Total nonperforming loans increased from $489,000 at December 31, 2000 to $985,000 at December 31, 2001 or an increase of 101%. Management increased the provision as a result of the increased charge-offs and the increase in nonaccrual loans. At December 31, 2001, the allowance for loan losses represented 0.53% of total loans compared to 0.41% at December 31, 2000 and management believed the allowance was adequate to cover probable losses.

         NONINTEREST INCOME. The Company experienced a $100,000 decrease in noninterest income for the year ended December 31, 2001 compared to the year ended December 31, 2000. The decrease was primarily due to the loss the Company recognized on the loans sold. The Company recognized a net gain on the sale of loans originated and sold during the year of $74,000, which was offset by the loss recognized on the $114,000 aggregate decline in value of loans held for sale at December 31, 2001. Due to declining long term rates in early 2002, management anticipates the ultimate loss recognized on the sale of the loans held for sale at year end will be less than the loss recognized in 2001. Gains on sales of securities increased $5,000 to $15,000 at December 31, 2001 and slightly offset the decrease in gains on sale of loans.

         NONINTEREST EXPENSE. Noninterest expense for the year ended December 31, 2001 decreased $398,000, or 10.21%, as compared with the year ended December 31, 2000. Salaries and benefits decreased $450,000 or 19.45% due primarily to a decrease in the expense related to the recognition and retention plan of $474,000 from 2000 to 2001 due to the higher cost in 2000 resulting from the return of capital in 2000. In addition, salary expense was reduced as a result of the reduction in staffing due to the branch closing in 2001, which was offset by normal inflationary increases in salary costs and increases in the cost of the ESOP plan in 2001. Occupancy expense decreased $100,000 primarily as a result of the branch closure. However, the decrease was offset by $154,000 of one-time charges related to the closing of the branch.

         INCOME TAXES. The income tax expense totaled $312,000 for the year ended December 31, 2001 compared to $150,000 for the year ended December 31, 2000, due to the increase in income before income taxes.

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

         Average loans outstanding for the year ended December 31, 2000 increased $12.8 million, or 18.91%, compared to average loans outstanding for the year ended December 31, 1999, and average securities for the year ended December 31, 2000 decreased $10.6 million, or 17.80%, compared to the prior year. For the year ended December 31, 2000, the Association experienced an increase in average yield on assets of 24 basis points and an increase in the average cost of liabilities of 46 basis points. The combination of the increase in average interest-bearing liabilities coupled with the increase in interest rates resulted in a $557,000 decrease in net interest income over net interest income for the year ended December 31, 1999. Average net interest margin decreased 48 basis points from 3.44% for the year ended December 31, 1999 to 2.96% for the year ended December 31, 2000. The Association's average interest rate spread decreased 21 basis points from 2.42% for the year ended December 31 1999 to 2.21% for the year ended December 31, 2000. In addition, the 2000 results were significantly affected by the Company's return of capital and the additional compensation recorded due to the return of capital distributions on stock in the Incentive Plan being passed through to plan participants.

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

         NONINTEREST INCOME. The Company experienced a $20,000, or 6.37%, decrease in noninterest income for the year ended December 31, 2000 from the year ended December 31, 1999. The decrease was primarily due to the decrease in the gain on sale of loans and securities during 2000. During 2000, long term fixed rates increased which decreased the volume of long term fixed rates originated and which are the primary loans that the Association sells in the secondary market. In addition, with the increase in rates, management decided to retain more of the mortgage loans originated in the Association's loan portfolio. An increase in other income of $25,000 partially offset the decline in the gain on sale of loans and securities.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits and other borrowings, including advances from the FHLB, loan and mortgage-backed securities repayments and other funds provided by operations. The Company also has a limited ability to borrow additional funds from the FHLB. The Company maintains investments in liquid assets based upon management's assessment of:
(i) the Company's need for funds; (ii) expected deposit flows; (iii) the yields available on short-term liquid assets; and (iv) the objectives of the Company's asset/liability management program. The Company average liquidity ratios were 13.26%, 18.70% and 20.87% for the years ended December 31, 2001, 2000 and 1999, respectively. The Company's liquidity increased due to the funds received from the sale of the stock on December 31, 1999. As the conversion proceeds are utilized, management expects the liquidity ratio to continue to return to more historical levels.

         The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $(7,243), $633 and $(36) for the years ended December 31, 2001, 2000 and 1999, respectively. Net cash from investing activities consisted primarily of disbursements for loan organizations and the purchase, sales and maturities of investments and mortgage-backed securities. Net cash from financing activities consisted primarily of the net proceeds from sale of stock, activity in deposit accounts and FHLB advances.

         At December 31, 2001, the Company exceeded all of its regulatory capital requirements with a core capital level of $22.3 million, or 18.4%, of adjusted total assets, which is above the required level of $4.8 million, or 4.00%; Tier I capital of $22.3 million, or 35.1%, of risk-weighted assets, which is above the required level of $2.5 million, or 4.00%; and risk-based capital of $22.7 million, or 35.7%, of risk-weighted assets, which is above the required level of $5.1 million, or 8.00%. See "Note 15 - Regulatory Matters."

         The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2001, cash and short-term investments totaled $11.4 million. The Company has other sources of liquidity if a need for additional funds arises, including the sale of loans held for sale and the repayment of mortgage-backed securities and loans. The Company may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At December 31, 2001, the Company had advances outstanding from the FHLB of $18.4 million and $2.1 million of securities available for sale.

         At December 31, 2001, the Company had outstanding commitments to originate loans of $6.7 million compared to $3.4 million at December 31, 2000. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 2001 totaled $31.2 million. The Company expects that a substantial portion of the maturing certificate accounts will be retained by the Company at maturity. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLB advances to a limited extent or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

IMPACT OF NEW ACCOUNTING STANDARDS

         Recent pronouncements by the Financial Accounting Standards Board ("FASB") will have an impact on financial statements issued in subsequent periods. Set forth below are summaries of such pronouncements.

         A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

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

ITEM 7.           FINANCIAL STATEMENTS.
------            --------------------

         The financial statements listed in the Index to Consolidated Financial Statements at Item 13 of this Form 10-KSB are incorporated by reference to this
Item 7 of Part II of this Form 10-KSB.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
------            -----------------------------------------------------------
                  AND FINANCIAL DISCLOSURE.
                  ------------------------

         None.

                                    PART III

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
------            -------------------------------------------------------------
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
                  -------------------------------------------------

         The information relating to the directors and officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held on April 24, 2002, at pages 5 and 12, respectively.

ITEM 10.          EXECUTIVE COMPENSATION.
-------           ----------------------

         The information contained under the sections captioned "Executive Compensation" in the Proxy Statement is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
-------           ---------------------------------------------------
                  MANAGEMENT.
                  ----------

         (a)      Security Ownership of Certain Beneficial Owners.

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

         (b)      Security Ownership of Management.

                  Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
-------           ----------------------------------------------

         The information set forth under the section captioned "Transactions with Management" in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
-------           -------------------------------------------------------
                  FORM 8-K.
                  --------

         (a)      The following documents are filed as part of this Report.

                  1.       Financial Statements

                           The following consolidated financial statements of
                  the Company and its subsidiaries are filed as part of this document under Item 7:

                  Report of Independent Auditors................................................................F-2
                  Consolidated Balance Sheets...................................................................F-3
                  Consolidated Statements of Income.............................................................F-4
                  Consolidated Statements of Changes in Shareholders' Equity....................................F-5
                  Consolidated Statements of Cash Flows.........................................................F-6
                  Notes to Consolidated Financial Statements....................................................F-7

                  2.       Financial Statement Schedules

                           All schedules have been omitted because the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

                  3.       Exhibits Required by Securities and Exchange Commission Regulation S-B

                  Exhibit
                  No.
                  -------
                  3.1      Certificate of Incorporation of Grand Central Financial Corp.(1)
                  3.2      Bylaws of Grand Central Financial Corp.(1)
                  4.0      Draft Stock Certificate of Grand Central Financial Corp.(1)
                  10.1     Employment Agreement between Grand Central Financial Corp. and William R.
                           Williams(2)
                  10.2     Employment Agreement between Grand Central Financial Corp. and John A. Rife(2)
                  10.3     Employment Agreement between Grand Central Financial Corp. and Daniel F.
                           Galeoti(2)
                  10.4     Employment Agreement between Grand Central Financial Corp. and Charles O.
                           Standley(2)
                  10.5     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and William R. Williams(2)
                  10.6     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and John A. Rife(2)
                  10.7     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and Daniel F. Galeoti(2)
                  10.8     Employment Agreement between Central Federal Savings and Loan Association of
                           Wellsville and Charles O. Standley(2)
                  10.9     Form of Central Federal Savings and Loan Association of Wellsville Employee
                           Severance Compensation Plan(1)
                  10.10    Form of Central Federal Savings and Loan Association of Wellsville Supplemental
                           Executive Retirement Plan(1)
                  11.0     Statement Re: Computation of Per Share Earnings Incorporated Herein By Reference
                           to Note 19 of the Notes to Consolidated Financial Statements
                  21.0     Subsidiaries Information Incorporated Herein By Reference to Part 1--Subsidiary
                           Activity
                  23.0     Consent of Independent Auditors

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

         (b)      Reports on Form 8-K filed during the last quarter of 2001

                  On December 27, 2001, the Company filed a Form 8-K to announce that it had declared a quarterly dividend of $0.09 per share of common stock. The press release announcing the declaration of a dividend was filed by exhibit.

                  On October 26, 2001, the Company filed a Form 8-K to announce its intention to repurchase up to 87,492 shares of its outstanding common stock. The press release announcing the intention to repurchase has been filed by exhibit.

                          GRAND CENTRAL FINANCIAL CORP.
                                Wellsville, Ohio

                                  ANNUAL REPORT
                                December 31, 2001







                                    CONTENTS

                                                                            PAGE
                                                                            ----


Report of Independent Auditors ..............................................F-2

Consolidated Balance Sheets..................................................F-3

Consolidated Statements of Income............................................F-4

Consolidated Statements of Changes in Shareholders' Equity...................F-5

Consolidated Statements of Cash Flows........................................F-6

Notes to Consolidated Financial Statements...................................F-7

















-------------------------------------------------------------------------------

                                      F-1.

                         REPORT OF INDEPENDENT AUDITORS






The Board of Directors
Grand Central Financial Corp.
Wellsville, Ohio


We have audited the accompanying consolidated balance sheets of Grand Central Financial Corp. as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Central Financial Corp. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                             /s/ Crowe, Chizek and Company LLP
                                             Crowe, Chizek and Company LLP

Cleveland, Ohio
February 20, 2002




-------------------------------------------------------------------------------


                                      F-2.

                          GRAND CENTRAL FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
-------------------------------------------------------------------------------


                                                               (Dollars in thousands, except per share data)

                                                                          2001             2000
                                                                          ----             ----
ASSETS
Cash and amounts due from depository institutions                     $      4,378    $      2,928
Interest-bearing deposits in other banks                                         2               2
                                                                      ------------    ------------
     Total cash and cash equivalents                                         4,380           2,930

Time deposits with other bank                                                7,006           7,000
Securities available for sale                                                2,092           3,090
Securities held to maturity
  (fair value 2001 - $23,528, 2000 - $35,251)                               23,343          35,796
Loans held for sale                                                          8,221               -
Loans, net                                                                  70,570          86,265
Federal Home Loan Bank stock, at cost                                        3,328           3,113
Premises and equipment, net                                                    849           1,094
Accrued interest receivable                                                    530           1,106
Other assets                                                                   608             539
                                                                      ------------    ------------
                                                                      $    120,927    $    140,933
                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                              $        825    $        514
     Interest-bearing                                                       75,343          73,483
                                                                      ------------    ------------
         Total deposits                                                     76,168          73,997
Federal Home Loan Bank advances                                             18,393          40,536
Loan payable                                                                 7,000           7,000
Advance payments by borrowers for taxes and insurance                          603             656
Accrued interest payable                                                        88             632
Other liabilities                                                              515             279
                                                                      ------------    ------------
     Total liabilities                                                     102,767         123,100

Preferred Stock, authorized 1,000,000 shares, no shares
  issued and outstanding
Common stock, $.01 par value, 6,000,000 shares authorized,
  1,938,871 shares issued                                                       19              19
Additional paid-in capital                                                   8,310           8,322
Retained earnings, substantially restricted                                 13,962          13,846
Unearned employee stock ownership plan shares                               (1,651)         (1,853)
Unearned stock based incentive plan shares                                    (270)           (365)
Treasury stock, at cost (2001 - 196,540 shares,
  2000 - 189,040 shares)                                                    (2,226)         (2,151)
Accumulated other comprehensive income                                          16              15
                                                                      ------------    ------------
  Total shareholders' equity                                                18,160          17,833
                                                                      ------------    ------------
                                                                      $    120,927    $    140,933
                                                                      ============    ============


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.



                                      F-3.

                         GRAND CENTRAL FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


                                                                                     (Dollars in thousands, except
                                                                                             per share data)

                                                                                2001          2000          1999
                                                                                ----          ----          ----
INTEREST INCOME
     Loans, including fees                                                 $     6,685   $     6,270    $     5,227
     Interest on securities:
         Taxable                                                                 2,696         3,392          3,923
         Non-taxable                                                                --             1              8
     Interest-bearing deposits in banks                                             82           171            145
                                                                           -----------   -----------    -----------
         Total interest income                                                   9,588         9,834          9,303

INTEREST EXPENSE
     Deposits                                                                    3,245         3,166          3,146
     FHLB borrowings                                                             1,569         2,229          1,568
     Loan payable                                                                  494           407             --
                                                                           -----------   -----------    -----------
         Total interest expense                                                  5,308         5,802          4,714
                                                                           -----------   -----------    -----------

NET INTEREST INCOME                                                              4,280         4,032          4,589

Provision for loan losses                                                           62            --             --
                                                                           -----------   -----------    -----------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                                      4,218         4,032          4,589

NON-INTEREST INCOME
     Service charges                                                               157           208            217
     Gain (loss) on sale of loans                                                  (40)            4             12
     Gain on sale of securities                                                     15            10             38
     Other income                                                                   62            72             47
                                                                           -----------   -----------    -----------
         Total non-interest income                                                 194           294            314

NON-INTEREST EXPENSE
     Salaries and employee benefits                                              1,864         2,314          2,056
     Net occupancy expense                                                         267           367            588
     Data processing expense                                                       137           141            149
     Franchise taxes                                                               309           356            233
     Professional fees                                                             163           181            237
     Loan expense                                                                  130           112            112
     Branch closing expense                                                        154            --            917
     Other expenses                                                                478           429            664
                                                                           -----------   -----------    -----------
         Total non-interest expense                                              3,502         3,900          4,956
                                                                           -----------   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                                  910           426            (53)

Income tax expense (benefit)                                                       312           150            (11)
                                                                           -----------   -----------    -----------

NET INCOME (LOSS)                                                          $       598   $       276    $       (42)
                                                                           ===========   ===========    ===========

Basic and diluted earnings (loss) per share                                $      0.38   $      0.17    $     (0.02)


-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.



                                      F-4.

                         GRAND CENTRAL FINANCIAL CORP.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      Years ended December 31, 2001, 2000
             and 1999 (Dollars in thousands, except per share data)
-------------------------------------------------------------------------------


                                                                                                    Unearned         Unearned
                                                                                                    Employee           Stock
                                                                       Additional                    Stock             Based
                                                          Common         Paid-in       Retained     Ownership        Incentive
                                                           Stock         Capital       Earnings    Plan Shares      Plan Shares
                                                           -----         -------       --------    -----------      -----------

         Balance at January 1, 1999                      $    19       $  18,720       $ 14,330    $    (1,339)

         Comprehensive income:
         Net loss                                                                           (42)
         Other comprehensive income

              Total comprehensive income (loss)


         Capitalized conversion costs                                       (145)
         Commitment to release 10,842 employee
           stock ownership plan shares                                        20                           108
         Purchase of 96,944 shares of
           treasury stock
         Purchase of 77,554 incentive plan shares                                                                      $   (1,028)
         Release of 7,112 incentive plan shares                                                                                94
         Cash dividends declared ($.16 per share)                                          (278)
                                                     -----------     ------------     ----------   ------------        -----------

         Balance at December 31, 1999                         19          18,595         14,010         (1,231)              (934)

         Comprehensive income:
         Net income                                                                         276
         Other comprehensive income

              Total comprehensive income (loss)

         Return of capital                                               (10,313)                         (738)
         Commitment to release 11,656 employee
           stock ownership plan shares                                        40                           116
         Purchase of 92,096 shares of treasury stock
         Compensation expense with respect to release of
           15,516 incentive plan shares and return
              of capital                                                                                                      569
         Cash dividends declared ($.25 per share)                                          (440)
                                                     -----------     ------------     ----------   ------------        -----------

         Balance at December 31, 2000                         19           8,322         13,846         (1,853)              (365)

         Comprehensive income:
         Net income                                                                         598
         Other comprehensive income

              Total comprehensive income (loss)

         Commitment to release 18,864 employee
           stock ownership plan shares                                       (12)                          202
         Purchase of 7,500 shares of treasury stock
         Release of 15,516 incentive plan shares                                                                               95
         Cash dividends declared ($.31 per share)                                          (482)
                                                     -----------     ------------     ----------   ------------        -----------
         Balance at December 31, 2001                $        19     $     8,310      $  13,962    $    (1,651)       $      (270)
                                                     ===========    =============     ==========   ============        ===========





                                                                                   Accumulated
                                                                                      Other           Total
                                                                     Treasury     Comprehensive   Shareholders'
                                                                      Stock         Income          Equity
                                                                      -----         ------          ------

         Balance at January 1, 1999                                                 $       43      $   31,773

         Comprehensive income:
         Net loss                                                                                          (42)
         Other comprehensive income                                                        (17)            (17)
                                                                                                     ---------
              Total comprehensive income (loss)                                                            (59)
                                                                                                     ---------

         Capitalized conversion costs                                                                     (145)
         Commitment to release 10,842 employee
           stock ownership plan shares                                                                     128
         Purchase of 96,944 shares of
           treasury stock                                             $   (1,285)                       (1,285)
         Purchase of 77,554 incentive plan shares                                                       (1,028)
         Release of 7,112 incentive plan shares                                                             94
         Cash dividends declared ($.16 per share)                                                         (278)
                                                                      -----------    ---------       ---------

         Balance at December 31, 1999                                     (1,285)           26          29,200

         Comprehensive income:
         Net income                                                                                        276
         Other comprehensive income                                                        (11)            (11)
                                                                                                     ---------
              Total comprehensive income (loss)                                                            265

         Return of capital                                                                             (11,051)
         Commitment to release 11,656 employee
           stock ownership plan shares                                                                     156
         Purchase of 92,096 shares of treasury stock                        (866)                         (866)
         Compensation expense with respect to release of
           15,516 incentive plan shares and return
              of capital                                                                                   569
         Cash dividends declared ($.25 per share)                                                         (440)
                                                                      -----------    ---------       ---------

         Balance at December 31, 2000                                     (2,151)           15          17,833

         Comprehensive income:
         Net income                                                                                        598
         Other comprehensive income                                                          1               1
                                                                                                     ---------
              Total comprehensive income (loss)                                                            599

         Commitment to release 18,864 employee
           stock ownership plan shares                                                                     190
         Purchase of 7,500 shares of treasury stock                          (75)                          (75)
         Release of 15,516 incentive plan shares                                                            95
         Cash dividends declared ($.31 per share)                                                         (482)
                                                                      -----------    ---------       ---------
         Balance at December 31, 2001                                 $   (2,226)    $      16       $  18,160
                                                                      ===========    =========       =========



-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.



                                      F-5.

               CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


                                                                                      (Dollars in thousands)
                                                                                      ----------------------
                                                                                   2001         2000         1999
                                                                                   ----         ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                               $    598     $    276     $     (42)
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Discount accretion net of premium amortization                                  (36)        (191)         (110)
     (Gain) loss on sale of securities                                               (15)         (10)          (38)
     FHLB stock dividend                                                            (215)        (218)         (196)
     Provision for loan losses                                                        62           --
     Compensation expense on ESOP shares                                             190          156           128
     (Gain) loss on sale of fixed assets, net                                         --            9            --
     (Gain) loss on sales of loans held for sale, net                                 40           (4)          (12)
     Depreciation                                                                    101          141           260
     Write-down of assets from branch closings                                       154           --           732
     Deferred income taxes                                                                        (22)           35
     Compensation expense for RRP shares                                              95          569            94
     Change in:
         Accrued interest receivable                                                 576         (123)         (412)
         Loans held for sale                                                      (8,221)          --            --
         Accrued interest payable                                                   (544)         454            89
         Other assets and liabilities                                                (88)          73          (564)
                                                                                --------     --------     ---------
              Net cash from operating activities                                  (7,303)       1,110           (36)
                                                                                --------     --------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale
     Purchases                                                                      (233)        (174)         (503)
     Proceeds from sales                                                             245          236           542
     Proceeds from maturities and payments                                         1,077          788         1,437
Securities held to maturity
     Purchases                                                                        --           --       (36,887)
     Proceeds from maturities and payments                                        12,493       18,950        14,808
Increase in time deposits with other banks                                            (6)      (7,000)           --
Purchase of loans                                                                     --       (2,772)
Net change in loans                                                               15,769      (10,166)       (9,243)
Net purchases of premises and equipment                                              (10)          --           (97)
                                                                                --------     --------     ---------
     Net cash from investing activities                                           29,335         (138)      (29,943)
                                                                                --------     --------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                                2,171       (1,836)       (8,805)
Proceeds from loan payable                                                            --        7,000            --
Net change in short-term FHLB advances                                                --        5,289       (17,579)
Proceeds from long-term FHLB advances                                             49,320           --        44,330
Repayment of long-term FHLB advances                                             (71,463)      (1,172)       (6,361)
Purchase of RRP shares                                                                --           --        (1,028)
Purchase of treasury stock                                                           (75)        (866)       (1,285)
Stock issuance costs                                                                  --           --          (145)
Return of capital                                                                     --      (11,051)            -
Cash dividends paid                                                                 (482)        (440)         (175)
Net change in escrow accounts                                                        (53)         106           (71)
                                                                                --------     --------     ---------
     Net cash from financing  activities                                         (20,582)      (2,970)        8,881
                                                                                --------     --------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               1,450       (1,998)      (21,098)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                                     2,930        4,928        26,026
                                                                                --------     --------     ---------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                        $  4,380     $  2,930     $   4,928
                                                                                ========     ========     =========

SUPPLEMENTAL DISCLOSURES Cash paid for:
         Interest                                                               $  5,852     $  5,348     $   4,625
         Income taxes                                                                226           --           225

NONCASH TRANSACTIONS
     Transfers to other real estate owned                                            145           --            11
     Transfer of held for sale loans to portfolio                                     --          147            --



-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.


                                      F-6.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Unless otherwise indicated, dollar amounts are in thousand, except per share data

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the
---------------------------
accounts of Grand Central Financial Corp. (Company) and its wholly-owned subsidiary Central Federal Savings and Loan Association of Wellsville (Bank or Association). All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS: The Company is engaged in the business of banking with
--------------------
operations and four offices in Wellsville, Ohio and surrounding areas, which are primarily light industrial areas. These communities are the source of substantially all of the Company's deposits and loan activities. The Company's primary source of revenue is single-family residential loans.

USE OF ESTIMATES: To prepare financial statements in conformity with accounting
----------------
principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

CASH AND CASH EQUIVALENTS: For purposes of reporting cash flows, cash and cash
-------------------------
equivalents include cash on hand, deposits with financial institutions and interest-bearing deposits in other banks. The Company reports net cash flows for customer loan and deposit transactions.

SECURITIES: Securities are classified as held to maturity and carried at
----------
amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Trading securities are carried at fair value, with changes in unrealized holding gains and losses included in income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.


-------------------------------------------------------------------------------
                                  (Continued)



                                      F-7.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LOANS: Loans that management has the intent and ability to hold for the
-----
foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Loans held for sale are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation
-------------------------
allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are
-----------------
initially recorded at lower of cost or fair value when acquired, established a new cost basis. If fair value declines, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

PREMISES AND EQUIPMENT: Land is carried at cost. Premises and equipment are
----------------------
stated at cost less accumulated depreciation. Depreciation is computed over the asset useful lives on an accelerated basis, except for buildings for which the straight line basis is used.


-------------------------------------------------------------------------------
                                  (Continued)


                                      F-8.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SERVICING ASSETS: Servicing assets represent purchased rights and the allocated
----------------
value of retained servicing rights on loans sold. Servicing assets are expensed in proportion to, and over the period of, estimated net servicing revenues. Impairment is evaluated based on the fair value of the assets, using groupings of the underlying loans as to interest rates and prepayment characteristics. Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions. Any impairment of a grouping is reported as a valuation allowance.

LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed
----------------
for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

INCOME TAXES: Income tax expense is the total of the current year income tax due
------------
or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

EMPLOYEE STOCK OWNERSHIP PLAN: The cost of shares issued to the Employee Stock
-----------------------------
Ownership Plan ("ESOP"), but not yet allocated to participants, is shown as a reduction of shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participant accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

PENSION PLAN: The Company has a pension plan covering substantially all
------------
employees. It is the policy of the Company to fund the maximum amount that can be deducted for federal income tax purposes but in amounts not less than the minimum amounts required by law.

DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital
--------------------
levels and may limit the dividends paid by the Bank to the holding company or by the holding company to its shareholders.

EARNINGS PER COMMON SHARE: Basic earnings per common share is net income divided
-------------------------
by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Recognition and Retention Plan ("RRP") shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of RRP shares and the additional potential common shares issuable under stock options.

CONCENTRATIONS OF CREDIT RISK: At December 31, 2001, the Bank had deposits of
-----------------------------
$7,006 with a local institution. This amount is not insured by the Federal Deposit Insurance Corporation.

-------------------------------------------------------------------------------
                                   (Continued)



                                      F-9.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

STOCK COMPENSATION: Employee compensation expense under stock option plans is
------------------
reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of Statement of Financial Accounting Standards No. 123 to measure expense for the options granted using an option pricing model to estimate fair value.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other
--------------------
comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of shareholders' equity.

RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank
--------------------
of $157 was required to meet regulatory reserve and clearing requirements at year end 2000. These balances do not earn interest.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are
------------------------------------
estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on-and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

BUSINESS SEGMENTS: While the company's chief decision-makers monitor the revenue
-----------------
streams of the various Company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated in one reportable operating segment.

NEW ACCOUNTING PRONOUNCEMENTS: A new accounting standard requires all business
-----------------------------
combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

RECLASSIFICATIONS:  Some items in the prior year financial statements were
-----------------
reclassified to conform to the current presentation.


-------------------------------------------------------------------------------
                                  (Continued)



                                     F-10.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Year end securities are as follows:


                                                                 Gross              Gross
                                             Amortized        Unrealized         Unrealized             Fair
2001                                           Cost              Gains             Losses               Value
----                                           ----              -----             ------               -----

AVAILABLE FOR SALE:
Fannie Mae Stock                        $            78     $            1    $            --    $            79
Mortgage-backed securities:
     Freddie Mac                                    181                 --                 (3)               178
     Fannie Mae                                     753                  1                 (4)               750
     Ginnie Mae                                   1,056                 29                 --              1,085
                                        ---------------     --------------    ---------------    ---------------
       Total                            $         2,068     $           31    $            (7)   $         2,092
                                        ===============     ==============    ===============    ===============

HELD TO MATURITY:
U.S. government and federal
  agencies                              $         2,000     $           17    $            --    $         2,017
Mortgage-backed securities:
     Freddie Mac                                 12,590                168                 (8)            12,750
     Fannie Mae                                   5,270                 24                (11)             5,283
     CMO's                                        3,483                 13                (18)             3,478
                                        ---------------     --------------    ---------------    ---------------
       Total                            $        23,343     $          222    $           (37)   $        23,528
                                        ===============     ==============    ===============    ===============


2000

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
                                        ===============     ==============    ===============    ===============



-------------------------------------------------------------------------------
                                  (Continued)



                                     F-11.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The scheduled maturities of securities held to maturity and available for sale at December 31, 2001 were as follows:


                                            Available for sale                           Held to maturity
                                            ------------------                           ----------------
                                        Amortized               Fair                Amortized             Fair
                                          Cost                  Value                 Cost                Value
                                          ----                  -----                 ----                -----

After five year through
  ten years                                                                      $   2,000              $  2,017
Mortgage-backed securities           $  1,990              $  2,012                 21,343                21,512
                                     --------              --------               --------              --------

                                    $   1,990             $   2,012              $  23,343             $  23,529
                                    =========             =========              =========             =========


Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations without call or prepayment penalties.


Sales of available for sale securities were as follows:                 2001              2000             1999
                                                                        ----              ----             ----

    Proceeds                                                         $     245        $      236        $      542
    Gross gains                                                             15                10                38
    Gross losses                                                            --                --                --


Securities with a carrying amount of approximately $3,594 and $4,586, were pledged to secure deposits as required or permitted by law at December 31, 2001 and 2000, respectively.


NOTE 3 - LOANS

Loans are summarized as follows:

                                                                          2001             2000
                                                                          ----             ----
Loans secured by real estate:
     Construction loans on single family residences                   $        675    $        810
     Single family                                                          50,738          63,963
     Multi-family and commercial                                             1,381           1,185
Commercial loans                                                               184             331
Consumer loans                                                              17,965          20,330
                                                                      ------------    ------------
                                                                            70,943          86,619

Allowance for loan losses                                                     (373)           (354)
                                                                      ------------    ------------

     Total                                                            $     70,570    $     86,265
                                                                      ============    ============




-------------------------------------------------------------------------------
                                  (Continued)


                                     F-12.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses for the year was as follows:


                                                                            2001           2000           1999
                                                                            ----           ----           ----


Balance, beginning of period                                             $       354    $       369     $       379
Loans charged off                                                                (53)           (22)            (12)
Recoveries                                                                        10              7               2
Provision for losses                                                              62             --              --
                                                                         -----------    -----------     -----------

Balance, end of period                                                   $       373    $       354     $       369
                                                                         ===========    ===========     ===========



Nonperforming loans were as follows:


                                                                            2001           2000
                                                                            ----           ----

     Loans past due over 90 days still on accrual                       $     --         $   --
     Nonaccrual loans                                                        883            489

Impaired loans are not material for any period presented.

Loans to principal officers, directors, and their affiliates in 2001 were as follows.

                                                  2001
                                                  ----

Balance, beginning of period                  $        265
New loans                                              275
Payments                                              (267)
                                              ------------

Balance, end of period                        $        273
                                              ============


-------------------------------------------------------------------------------
                                  (Continued)


                                     F-13.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 4 - MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying balance sheets. The outstanding balances of serviced loans were approximately $11,767 and $6,878 at December 31, 2001 and 2000, respectively.

Changes in capitalized mortgage loan servicing rights included in other assets were:

                                                 2001           2000
                                                 ----           ----


Balance at beginning of year                  $        58    $        61
Originations                                           45              4
Amortization                                          (15)            (7)
                                              -----------    -----------

Totals                                        $        88    $        58
                                              ===========    ===========


NOTE 5 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows:

                                                  2001              2000
                                                  ----              ----

Land                                          $         63   $          63
Buildings and improvements                           1,462           1,451
Furniture, fixtures and equipment                    1,148           1,149
Leasehold improvements                                   -             233
                                              ------------    ------------
                                                     2,673           2,896
Accumulated depreciation and amortization           (1,824)         (1,802)
                                              ------------    ------------

Total                                         $        849    $      1,094
                                              ============    ============

Certain Company facilities and equipment were leased under various operating leases. Rental expense was $16, $38 and $122 for years ended December 31, 2001, 2000 and 1999.

The Company closed one branch during 2001 and took charges totaling $154. In connection with the branch closings the Company paid a cancellation fee for terminating the lease, wrote-off the remaining leasehold improvements and abandoned equipment and wrote down the remaining equipment to its estimated realizable value. During 1999 the Company closed three branches. The total charge recorded in 1999 related to the branch closings totaled $917.




-------------------------------------------------------------------------------
                                  (Continued)



                                     F-14.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 6 - ACCRUED INTEREST RECEIVABLE

Year end accrued interest receivable was as follows:

                                                   2001              2000
                                                   ----              ----

Loans                                         $        375    $        421
Mortgage-backed securities                             139             188
Investments and other                                   16             497
                                              ------------    ------------

Totals                                        $        530    $      1,106
                                              ============    ============


NOTE 7 - DEPOSITS

Interest-bearing deposit account balances are summarized as follows:

                                                   2001              2000
                                                   ----              ----

Interest-bearing checking
  account                                     $     14,163    $     15,566
Savings accounts                                    17,508          17,977
Certificates of deposit                             43,672          39,940
                                              ------------    ------------
                                              $     75,343    $     73,483
                                              ============    ============

The aggregate amount of certificates of deposit with a minimum denomination of $100 thousand was approximately $3,946 and $3,186 at December 31, 2001 and 2000, respectively. Deposits in excess of $100 thousand are not insured by the FDIC.

At December 31, 2001, scheduled maturities of certificates of deposit are as follows:


                           2002                      $    31,169
                           2003                           10,809
                           2004                            1,155
                           2005                              529
                           2006                               --
                           Thereafter                         10
                                                     -----------

                           Total                     $    43,672
                                                     ===========



-------------------------------------------------------------------------------
                                  (Continued)



                                     F-15.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999

-------------------------------------------------------------------------------


NOTE 7 - DEPOSITS (Continued)

Deposits from principal officers, directors and their affiliates at year end 2000 were $364 and $500.


NOTE 8 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has entered into various borrowing agreements with the Federal Home Loan Bank (FHLB) of Cincinnati. FHLB advances are comprised of the following:

Maturity           Interest Rate                 2001                   2000
--------           -------------                 ----                   ----
2001                5.23% - 6.47%             $     --            $     25,880
2002                2.15% - 6.50%                6,119                   1,475
2003                5.45% - 5.80%                  850                   7,620
2005                6.86% - 6.96%                   73                      93
2006                6.31%                           33                      40
2007                6.45% - 7.75%                  318                     428
2008                5.59%                        6,000                      --
2009                5.07% - 5.47%                5,000                   5,000
                                              ---------           ------------
Total                                         $ 18,393            $     40,536
                                              =========           ============

Pursuant to a collateral agreement with the FHLB, the advances are secured by all stock invested in the FHLB, certain securities and certain qualifying first mortgage loans. Qualifying first mortgage loans and securities pledged to secure FHLB advances totaled $18,618 at December 31, 2001. Based on the carrying amount of FHLB stock owned by the Company, total FHLB advances are limited to approximately $66,568 at December 31, 2001.

At December 31, 2001, scheduled payments on borrowings are as follows:

                    2002                      $     6,012
                    2003                              247
                    2004                               76
                    2005                               95
                    2006                               --
                    Thereafter                     11,963
                                              -----------

                    Total                     $    18,393
                                              ===========


-------------------------------------------------------------------------------
                                  (Continued)



                                     F-16.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 9 - LOAN PAYABLE

The Company has a note payable with a local institution for $7,000 at a rate of 4.71%. A reduction to principal of $100 per quarter is required and the remaining balance will be paid on the maturity date of December 21, 2002. Interest is to be paid on a monthly basis. The note is secured by stock the Company owns in the Association. The proceeds were used to fund the return of capital of $6.00 per share in the first quarter of 2000.


NOTE 10 - FEDERAL INCOME TAXES

Income tax expense (benefit) consists of the following:


                                                          2001            2000             1999
                                                          ----            ----             ----

Current                                              $        274     $        172    $        (46)
Deferred                                                       36              (22)             35
                                                     ------------     ------------    ------------

                                                     $        310     $        150    $        (11)
                                                     ============     ============    ============


The provision for federal income taxes differs from that computed by applying federal statutory rates to income before federal income tax expense (benefit), as indicated in the following analysis:


                                                          2001            2000             1999
                                                          ----            ----             ----

Expected tax provision (benefit)
  at a 34% rate                                      $        309     $        145    $        (16)
Effect of tax-exempt income                                     -               (1)             (2)
ESOP shares released at
  fair market value                                             -               15               7
Other                                                           1               (9)              -
                                                     ------------     ------------    ------------

                                                     $        310     $        150    $        (11)
                                                     ============     ============    ============

Effective tax rate                                          34.1%           35.7%            20.8%



-------------------------------------------------------------------------------
                                  (Continued)



                                     F-17.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 10 - FEDERAL INCOME TAXES (Continued)

The net deferred tax assets in the balance sheets include the following components:


                                                          2001                     2000                    1999
                                                          ----                     ----                    ----

Deferred tax assets
     Bad debt                                          $     127                 $   120                $    102
     Deferred loan fees and costs                            267                     271                     215
     Accrued stock award                                      51                      16                      32
     Other                                                    13                       9                       2
                                                       ---------                 -------                --------
Total deferred tax assets                                    458                     416                     351

Deferred tax liabilities
     Fixed assets                                             60                      66                      95
     Unrealized gain on securities
     available for sale                                        8                       8                      14
     FHLB Stock Dividends                                    277                     204                     130
     Other                                                    33                      22                      24
                                                       ---------                 -------                --------
Total deferred tax liabilities                               378                     300                     263
                                                       ---------                 -------                --------

Net deferred tax asset                                 $      80                 $   116                $     88
                                                       =========                 =======                ========


No valuation allowance for deferred tax assets was provided because the Company had sufficient taxes paid in and available for recovery to warrant recording the full deferred tax asset.

Retained earnings at December 31, 2001 and 2000, includes approximately $2,250 for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amounts at December 31, 2001 and 2000 was approximately $765.

Taxes attributable to securities gains approximated $5, $3 and $13 for the years ended December 31, 2001, 2000 and 1999, respectively.



-------------------------------------------------------------------------------
                                  (Continued)



                                     F-18.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 11 - PENSION PLAN

The Company maintains a contributory trustee pension plan for all eligible employees. The benefits contemplated by the plan are funded as accrued through the purchase of individual life insurance policies. The cost of funding is charged directly to operations. No unfunded liability exists for past service costs. The Company made no contributions for 2001, 2000 or 1999.


NOTE 12 - EMPLOYEE STOCK OWNERSHIP PLAN

During 1998, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees 21 and older and who have completed at least one year of service. Contributions under the ESOP are conditioned upon the ESOP being qualified under Sections 401 and 501 of the Internal Revenue code of 1986, as amended (the "Code").

To fund the plan, the ESOP borrowed $1,551 from the Company for the purposes of purchasing 155,111 shares of stock at $10 per share in the conversion. Principal and interest payments on the loan are due in annual installments which began December 31, 1998 with the final payments of principal and interest being due and payable at maturity on December 31, 2009. Interest is payable during the term of the loan at a fixed rate of 7.5%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year's principal and interest payments to the total of all principal and interest payments. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

In March 2000, the Company declared and paid a $6.00 per share return of capital distribution. The ESOP received $738 from the return of capital distribution on 123,081 unallocated shares. The ESOP purchased an additional 83,353 shares with a portion of the proceeds from the return of capital distribution. In addition, the ESOP has approximately $195 of proceeds from the return of capital which will be used to buy additional shares for the plan. The additional shares purchased will be held in suspense and allocated to participants in a manner similar to the original ESOP shares.

ESOP compensation expense was $189, $157 and $128 for 2001, 2000 and 1999. ESOP shares at December 31, 2001 and 2000 were as follows:


                                                                 2001                         2000
                                                                 ----                         ----

Allocated to participants                                           85,509                    60,931
Unearned                                                           148,937                   144,482
                                                                ----------                  --------
     Total ESOP shares                                             234,446                   205,413
                                                                ==========                  ========

Fair value of unreleased shares                                 $    1,461                  $  1,643
                                                                ==========                  ========




-------------------------------------------------------------------------------
                                  (Continued)




                                     F-19.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


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



                                                     2001                                  2000
                                                     ----                                  ----
                                                             Weighted                              Weighted
                                                              Average                               Average
                                                             Exercise                              Exercise
                                            Shares             Price             Shares              Price
                                            ------             -----             ------              -----

     Outstanding at beginning
       of year                                 182,497     $         9.23            174,497    $         9.20
     Granted                                         -                                 8,000              9.82
     Exercised                                       -                                     -
     Forfeited                                       -                                     -
                                        --------------     --------------    ---------------    --------------
     Outstanding at end of year                182,497     $         9.23            182,497    $         9.23
                                        ==============     ==============    ===============    ==============



                                                     2001                                  2000
                                                     ----                                  ----
                                                             Weighted                              Weighted
                                                              Average                               Average
                                                             Exercise                              Exercise
                                            Shares             Price             Shares              Price
                                            ------             -----             ------              -----

     Options exerciseable at
       year-end                                 71,402     $         9.20             34,901         $   9.20


     Weighted-average fair value of options
        granted during year:
           Qualified                                       $           --                            $   5.65
         Non-qualified                                                 --                                  --





-------------------------------------------------------------------------------
                                  (Continued)




                                     F-20.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 13 - STOCK OPTION PLAN

Options outstanding at year-end 2001 were as follows.


                                                     Outstanding                       Exerciseable
                                                     -----------                       ------------
                                                         Weighted Average                          Weighted
Range of                                                     Remaining                              Average
Exercise                                                    Contractual                            Exercise
PRICES                                      Number             Life              Number              Price
------                                      ------             ----              ------              -----

$9.20 - 9.82                                   182,497           7.7years             36,501    $        9.20
                                        ==============     ==============    ===============    =============


Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.


                                                             2001              2000
                                                             ----              ----

Net income as reported                                    $      598       $       276
Pro forma net income                                             477               155

Basic and diluted income per share as reported            $      .38       $      0.17
Pro forma basic and diluted income per share                     .30              0.10

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No options were granted during 2001.

                                                             2000
                                                           Qualified
                                                           ---------
   Risk-free interest rate                                  8.80%
   Expected option life                                     8 years
   Expected stock price volatility                          2.50%
   Dividend yield                                           1.20%


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



-------------------------------------------------------------------------------
                                  (Continued)




                                     F-21.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 14 - STOCK BASED INCENTIVE PLAN (Continued)

On July 15, 2000 a Committee of the Board of Directors awarded 73,679 shares to certain directors and officers of the Company. No shares had been previously awarded. One-fifth of such shares are earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Company, the participant's shares will be deemed to be entirely earned and nonforfeitable upon such date. There were 3,875 shares at December 31, 2001 reserved for future awards. In March 2000, the Company declared and paid a $6.00 per share return of capital distribution. The return of capital for the shares in the plan was passed through to the plan participants which resulted in an expense of approximately $465. Compensation expense, which is based on the cost of the shares, and the return of capital distribution to plan participants in 2001 was $95 and $569 for 2001 and $94 for 2000.


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

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of Thrift Supervision ("OTS"). Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary actions by regulators that, if undertaken, could have a direct affect on the Bank and the financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to total assets (as defined). As discussed in greater detail below, as of December 31, 2001, the Bank meets all of the capital adequacy requirements to which it is subject.



-------------------------------------------------------------------------------
                                  (Continued)



                                     F-22.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 15 - REGULATORY MATTERS (Continued)

As of the most recent notifications from the OTS, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank's prompt corrective action category.

At December 31, 2001 and 2000, the Bank's actual capital levels and minimum required levels were:

                                                                                                To Be Well
                                                                                             Capitalized Under
                                                                   For Capital               Prompt Corrective
                                        Actual                  Adequacy Purposes            Action Provisions
                                        ------                  -----------------            -----------------
                                Amount          Ratio        Amount           Ratio         Amount        Ratio
                                ------          -----        ------           -----         ------        -----

2001
----
     Total Risk-Based
     Capital (to Risk-
     Weighted Assets)         $   22,660        35.7%       $    5,079         8.0%       $    6,349      10.0%
     Tier I Capital
     (to Risk-Weighted            22,287        35.1             2,540         4.0             3,809       6.0
     Assets)
     Tier I Capital               22,287        18.4             4,839         4.0             6,049       5.0
       (to Adjusted Assets)


2000
----
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





Banking regulations limit capital distributions by savings association. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At year-end 2001, approximately $382 is available to pay dividends to the holding company.




-------------------------------------------------------------------------------
                                  (Continued)




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

The Company had outstanding commitments to originate loans as follows:
                                                 December 31,
                                             2001            2000
                                             ----            ----

First mortgages                         $      4,117     $      1,115
Consumer lines                                 2,421            2,181
Commercial lines                                 168              123
                                        ------------     ------------

                                        $      6,706     $      3,419
                                        ============     ============

As of December 31, 2001, fixed-rate commitments totaled $3,954 and had interest rates ranging from 5.875% to 8.75%. As of December 31, 2000, fixed-rate commitments totaled $973 and had interest rates ranging from 7.75% to 8.99%.

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



-------------------------------------------------------------------------------
                                  (Continued)




                                     F-24.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CASH AND CASH EQUIVALENTS: For those short-term instruments, the carrying amount
-------------------------
is a reasonable estimate of fair value.

SECURITIES AND TIME DEPOSITS WITH OTHER BANKS: For securities and time deposits
---------------------------------------------
with other banks, fair values are based on quoted market prices or dealer quotes.

LOANS: The fair value of loans is estimated by discounting future cash flows
-----
using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans held for sale is estimated based on quoted market prices.

FEDERAL HOME LOAN BANK STOCK: The estimated fair value of Federal Home Loan Bank
----------------------------
stock is considered to approximate cost since it may be redeemed at par under certain circumstances.

DEPOSIT LIABILITIES: The fair value of demand deposits and savings accounts is
-------------------
the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated by discounting future cash flows using the rates currently offered for deposits of similar remaining maturities.

FEDERAL HOME LOAN BANK ADVANCES: The fair value of Federal Home Loan Bank
-------------------------------
Advance is estimated by discounting future cash flows using the rates currently offered for similar borrowings of similar remaining maturities.

LOAN PAYABLE: The fair value of the loan payable is estimated by discounting
------------
future cash flows using the current rates for borrowings of similar remaining maturities.

ACCRUED INTEREST RECEIVABLE AND ACCRUED INTEREST PAYABLE: For these assets and
--------------------------------------------------------
liabilities, the carrying amount is a reasonable estimate of fair value.

OFF BALANCE SHEET COMMITMENTS: The fair value of off balance sheet commitments
-----------------------------
to extend credit is not material.



-------------------------------------------------------------------------------
                                  (Continued)





                                     F-25.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 17 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair values of the Company's financial instruments are as follows:



                                                        2001                           2000
                                                        ----                           ----

                                                 Carrying        Fair         Carrying      Fair
                                                  Amount         Value         Amount       Value
                                                  ------         -----         ------       -----
Financial assets:
     Cash and cash equivalents                 $     4,380       $ 4,380   $     2,930   $     2,930
     Time deposits with other bank                   7,006         7,006         7,000         7,000
     Securities                                     25,435        25,620        38,886        38,341
     Loans, net of allowance                        70,570        72,647        86,265        88,376
     Loans held for sale                             8,221         8,221             -             -
     FHLB Stock                                      3,328         3,328         3,113         3,113
     Accrued interest receivable                       530           530         1,106         1,106

Financial liabilities:
     Deposits                                      (76,168)      (76,796)      (73,997)      (74,023)
     Federal Home Loan Bank
       advances                                    (18,393)      (19,059)      (40,536)      (40,067)
     Loan payable                                   (7,000)       (7,000)       (7,000)       (7,000)
     Accrued interest payable                          (88)          (88)         (632)         (632)



While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2001 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2001 should not necessarily be considered to apply at subsequent dates.

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




-------------------------------------------------------------------------------
                                  (Continued)




                                     F-26.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 18 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.


                                                               2001               2000               1999
                                                               ----               ----               ----

     Unrealized holding gains and losses on                $           17    $            (7)   $           12
       available-for-sale securities
     Less reclassification adjustments for gains
       later recognized in income                                     (15)               (10)              (38)
                                                           --------------    ---------------    --------------
     Net unrealized gains and losses                                    2                (17)              (26)
     Tax effect                                                        (1)                (6)               (9)
                                                           --------------    ---------------    --------------

Other comprehensive income                                 $            1    $           (11)   $          (17)
                                                           ==============    ===============    ==============



NOTE 19 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:


                                                          2001                       2000                    1999
                                                          ----                       ----                    ----
Basic
Net income (loss)                                      $        598              $        276         $        (42)
                                                       ============              ============         ============

Weighted average common shares
Outstanding                                               1,564,797                 1,599,747            1,755,202

Basic earnings per common share                        $       0.38              $       0.17         $      (0.02)
                                                       ============              ============         =============

Diluted
Net income (loss)                                      $        598              $        276         $        (42)
                                                       ============              ============         =============

Weighted average common shares

Outstanding for basic earnings per
common share                                              1,564,797                 1,595,477            1,755,202
Add:  Dilutive effects of assumed exercises of
 stock options and RRP shares                                 4,713                    29,649                9,159
                                                       ------------              ------------         ------------
Average shares and dilutive potential
 common shares                                            1,569,510                 1,625,126            1,764,361
                                                       ============              ============         =============

Diluted earnings per common share                      $        .38              $       0.17         $      (0.02)
                                                       ============              ============         =============



-------------------------------------------------------------------------------
                                  (Continued)




                                     F-27.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

CONDENSED BALANCE SHEET
December 31, 2001 and 2000

                                                                   2001                2000
                                                                   ----                ----
     ASSETS
     Cash and cash equivalents                                $         1,738     $         2,126
     Investment in banking subsidiary                                  22,303              21,946
     Other assets                                                       1,290               1,294
                                                              ---------------    ----------------
         Total assets                                         $        25,331    $         25,366
                                                              ===============    ================

     LIABILITIES AND EQUITY
     Loan payable                                             $         7,000    $          7,000
     Accrued expenses and other liabilities                               171                 533
     Shareholders' equity                                              18,160              17,833
                                                              ---------------    ----------------
         Total liabilities and shareholders' equity           $        25,331    $         25,366
                                                              ===============    ================



CONDENSED STATEMENTS OF INCOME
December 31, 2001 and 2000


                                                                     2001                2000
                                                                     ----                ----

Interest and dividend income
     Loan interest income                                     $            86    $             96
     Investment interest income                                             -                   8
                                                              ---------------    ----------------
                                                                           86                 104

Interest expense                                                          494                 407
Operating expenses                                                        204                 218
                                                              ---------------    ----------------
                                                                          698                 625
Income (loss) before taxes and equity in
  undistributed earnings (loss) of subsidiary                            (612)               (521)
Income tax expense (benefit)                                             (208)               (177)
                                                              ---------------    ----------------

Income (loss) before equity in undistributed
  earnings (loss) of subsidiary                                          (404)               (344)
Equity in undistributed earnings (loss) of subsidiary                   1,002                 620
                                                              ---------------    ----------------

Net income                                                          $     598           $    276
                                                              ===============    ================



-------------------------------------------------------------------------------
                                  (Continued)




                                     F-28.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 20 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
               (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
At December 31, 2001 and 2000


                                                                    2001                2000
                                                                    ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                              $           598    $            276
Equity in undistributed earnings (loss) of subsidiary                   (1,002)               (620)
Cash received from bank for ESOP loan                                      212                 212
Change in other assets and other liabilities                               421                 314
                                                               ---------------    ----------------
     Net cash from operating activities                                    229                 182

CASH FLOWS FROM INVESTING ACTIVITIES
Maturity of securities held to maturity                                     --               6,200
                                                               ---------------    ----------------
     Net cash from investing activities                                     --               6,200

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable                                                  --               7,000
Purchase of treasury stock                                                 (75)               (866)
Cash dividends paid                                                       (481)               (440)
Return of capital                                                           --             (11,051)
Dividends on unallocated ESOP shares                                       (60)                (28)
                                                               ---------------    ----------------
     Net cash from financing activities                                   (617)             (5,385)
                                                               ---------------    ----------------

     Net change in cash and cash equivalents                              (388)                997

     Beginning cash and cash equivalents                                 2,126               1,129
                                                               ---------------    ----------------

     Ending cash and cash equivalents                          $         1,738    $          2,126
                                                               ===============    ================




-------------------------------------------------------------------------------
                                  (Continued)



                                     F-29.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2001, 2000 and 1999
-------------------------------------------------------------------------------


NOTE 21 - QUARTERLY FINANCIAL DATA (UNAUDITED)


                                 Interest       Net Interest           Net                 Earnings Per Share
                                                                                           ------------------
                                  Income           Income            Income            Basic         Fully Diluted
                                  ------           ------            ------            -----         -------------
2001
----
    First quarter               $   2,550         $   1,032        $     180         $   .12            $   .11
    Second quarter                  2,521             1,113               91             .06                .06
    Third quarter                   2,263               980              275             .18                .18
    Fourth quarter                  2,254             1,155               52             .02                .02


2000
----
    First quarter               $   2,450         $   1,195        $     (81)        $  (.05)           $  (.05)
    Second quarter                  2,398               989              182             .11                .11
    Third quarter                   2,454               926              137             .09                .09
    Fourth quarter                  2,532               922               38             .02                .02




The first quarter of 2000 also had a net loss due to return of capital, which accelerated salary and benefit expense.





























-------------------------------------------------------------------------------

                                     F-30.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GRAND CENTRAL FINANCIAL CORP.



                                         /s/ William R. Williams
                                         ----------------------------------
                                         William R. Williams
                                         President, Chief Executive Officer
                                            and Director


         Pursuant to the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Name                          Title                          Date
         ----                          -----                          ----

/s/ Williams R. Williams    President, Chief Executive            March 18, 2002
------------------------    Officer and Director
William R. Williams         (principal executive officer)


/s/ John A. Rife            Executive Vice President              March 18, 2002
------------------------    and Treasurer (principal
John A. Rife                accounting and financial officer)


/s/ Gerry W. Grace          Chairman of the Board                 March 18, 2002
------------------------
Gerry W. Grace


/s/ Jeffrey W. Aldrich      Director                              March 18, 2002
------------------------
Jeffrey W. Aldrich


/s/ Thomas P. Ash           Director                              March 18, 2002
------------------------
Thomas P. Ash

OFFICERS AND DIRECTORS

OFFICERS                                                         DIRECTORS

WILLIAM R. WILLIAMS                                              GERRY W. GRACE               THOMAS P. ASH
President and Chief Executive Officer                            Chairman of the Board        Director

JOHN A. RIFE                                                     WILLIAM R. WILLIAMS
Executive Vice President and Treasurer                           Director

CHARLES O. STANDLEY                                              JEFFREY W. ALDRICH
Vice President of Commercial and Consumer Lending                Director

DANIEL F. GALEOTI                                                All above directors are members of the board
Corporate Secretary and Vice President of Mortgage               of Grand Central Financial Corp. and Central
Operations                                                       Federal Savings and Loan Association of
                                                                 Wellsville.


CORPORATE INFORMATION

STOCK PRICE INFORMATION                                          ANNUAL MEETING OF SHAREHOLDERS
Grand Central Financial Corp.'s common stock trades              The Annual Meeting of the Shareholders of
on the Nasdaq SmallCap Market under the symbol:                  Grand Central Financial Corp. will be held at
GCFC.                                                            10:00 a.m., April 24, 2002 at:

Grand Central Financial Corp. had approximately 597                    East Liverpool Motor Lodge
shareholders at December 31, 2001 based upon                           2340 Dresden Avenue
shareholders of record and an estimate of shares held                  East Liverpool, Ohio
in nominee names.
                                                                 All Shareholders are cordially invited to attend.


INVESTOR INFORMATION                                             STOCK TRANSFER AGENT AND REGISTRAR

Shareholders, investors, and analysts interested in              Inquiries regarding stock transfer, registration,
additional information may contact:                              lost certificates or changes in name and
                                                                 address should be directed to:
      William R. Williams
      President and Chief Executive Officer                            Registrar and Transfer Company
      601 Main Street                                                  10 Commerce Drive
      Wellsville, Ohio 43968                                           Cranford, NJ 07203
      (330) 532-1517                                                   (908) 241-9880


INDEPENDENT AUDITORS                                             CORPORATE COUNSEL

      Crowe, Chizek and Company LLP                                    Muldoon Murphy & Faucette LLP
      Landerbrook Corporate Center One                                 5101 Wisconsin Avenue, N.W.
      5900 Landerbrook Drive, Suite 205                                Washington, D.C. 20016
      Cleveland, Ohio 44124-4043