Form 10QSB
period 2002-03-31
GRAND CENTRAL FINANCIAL CORP
filed 2002-05-10
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 2002

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

                                 (330) 532-1517
                                  -------------
                           (Issuer's telephone number)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class:                                   Outstanding at May 1, 2002
Common stock, $.01 par value                       1,742,331 common shares



Transitional Small Business Disclosure format (check one)  Yes [ ] No [X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2002
                                      INDEX



PART I.  Financial Information
                                                                                       Page
                                                                                       ----
Item 1. - Financial Statements

      Consolidated Balance Sheets as of March 31, 2002 and
      December 31, 2001 .............................................................   3

      Consolidated Statements of Income for the three months ended
      March 31, 2002 and 2001........................................................   4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the three months ended March 31, 2002......................................   5

      Consolidated Statements of Comprehensive Income for the three months
      ended March 31, 2002 and 2001..................................................   6

      Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2002 and 2001..................................................   7

      Notes to Consolidated Financial Statements ....................................   8


Item 2. - Management's Discussion and Analysis or Plan of Operation..................   9


PART II.  Other Information

Item 1.  Legal Proceedings...........................................................  15
Item 2.  Changes in Securities.......................................................  15
Item 3.  Defaults Upon Senior Securities.............................................  15
Item 4.  Submission of Matters to a Vote of Security Holders.........................  15
Item 5.  Other Information...........................................................  15
Item 6.  Exhibits and Reports on Form 8-K............................................  15

Signatures ..........................................................................  16


                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                        March 31,          December 31,
                                                                          2002                 2001
                                                                          ----                 ----
ASSETS
     Cash and amounts due from depository institutions             $          11,115     $          4,378
     Interest-bearing deposits in other banks                                      2                    2
                                                                   -----------------    -----------------
         Total cash and cash equivalents                                      11,117                4,380
     Time deposits with other banks                                            7,055                7,006
     Securities available for sale                                             1,783                2,092
     Securities held to maturity (estimated fair value
       of $23,890 in 2002 and $23,528 in 2001)                                23,951               23,343
     Loans held for sale                                                         399                8,221
     Loans, net                                                               65,646               70,570
     Federal Home Loan Bank stock, at cost                                     3,365                3,328
     Premises and equipment, net                                                 831                  849
     Accrued interest receivable                                                 527                  530
     Other assets                                                                813                  608
                                                                   -----------------    -----------------

              Total assets                                         $         115,487    $         120,927
                                                                   =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                       $             502    $             825
         Interest-bearing                                                     76,559               75,343
                                                                   -----------------    -----------------
              Total deposits                                                  77,061               76,168
     Federal Home Loan Bank advances                                          12,125               18,393
     Loan payable                                                              6,900                7,000
     Advance payments by borrowers for taxes and insurance                       322                  603
     Accrued interest payable                                                    115                   88
     Other liabilities                                                           666                  515
                                                                   -----------------    -----------------
         Total liabilities                                                    97,189              102,767
                                                                   -----------------    -----------------

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                        19                   19
     Additional paid-in capital                                                8,306                8,310
     Retained earnings, substantially restricted                              14,016               13,962
     Unearned stock based incentive plan shares                                 (237)                (270)
     Treasury stock, 196,540 shares, at cost                                  (2,226)              (2,226)
     Unearned employee stock ownership plan shares                            (1,594)              (1,651)
     Accumulated other comprehensive income                                       14                   16
                                                                   -----------------    -----------------
         Total shareholders' equity                                           18,298               18,160
                                                                   -----------------    -----------------
              Total liabilities and shareholders' equity           $         115,487    $         120,927
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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                           Three months ended
                                                                March 31,
                                                                ---------
                                                         2002               2001
                                                         ----               ----
INTEREST INCOME
     Loans, including fees                          $        1,464    $         1,724
     Interest on securities                                    453                748
     Interest-bearing deposits in banks                         23                 78
                                                    --------------    ---------------
         Total interest income                               1,940              2,550

INTEREST EXPENSE
     Deposits                                                  687                958
     FHLB borrowings                                           175                434
     Loan payable                                               82                126
                                                    --------------    ---------------
         Total interest expense                                944              1,518

NET INTEREST INCOME                                            996              1,032

Provision for loan losses                                        -                  -
                                                    --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                                    996              1,032

NON-INTEREST INCOME
     Service charges                                            23                 52
     Gain on sale of loans                                     104                  4
     Gain on sale of securities                                 10                  -
     Other income                                                9                  8
                                                    --------------    ---------------
         Total non-interest income                             146                 64

NON-INTEREST EXPENSE
     Salaries and employee benefits                            443                437
     Net occupancy expense                                      63                 87
     Data processing expense                                    35                 35
     Franchise taxes                                            79                 75
     Other expenses                                            184                189
                                                    --------------    ---------------
         Total non-interest expense                            804                823

Income before income taxes                                     338                273
Income tax expense                                             129                 93
                                                    --------------    ---------------
Net income                                          $          209    $           180
                                                    ==============    ===============
Earnings per share

     Basic                                          $          .13    $           .12
     Diluted                                                   .13                .11


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

--------------------------------------------------------------------------------

                                                                       Unearned      Unearned
                                                                        Employee       Stock             Accumulated
                                              Additional                 Stock         Based                Other         Total
                                     Common     Paid in    Retained    Ownership     Incentive  Treasury Comprehensive Shareholders
                                      Stock     Capital    Earnings   Plan Shares   Plan Shares   Stock     Income        Equity
                                      -----     -------    --------   -----------   -----------   -----     ------        ------
Balances at January 1, 2002            $ 19     $ 8,310    $ 13,962   $ (1,651)       $ (270)   $ (2,226)    $ 16       $ 18,160
Commitment to release ESOP shares                    (4)                    57                                                53
Release of incentive shares                                                               33                                  33
Cash dividends                                                (155)                                                         (155)
Comprehensive income:
Net income                                                     209                                                           209
Change in unrealized gain (loss)
  securities available-for-sale,
    net of tax                                                                                                 (2)            (2)
                                                                                                                         -------
     Total Comprehensive Income                                                                                              207
                                    -------    --------    --------   --------        ------    --------     ----        -------

Balances at March 31, 2002             $ 19     $ 8,306    $ 14,016   $ (1,594)       $ (237)   $ (2,226)    $ 14       $ 18,298
                                    =======    ========    ========   ========        ======    ========     ====        =======







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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                         March 31,
                                                                         ---------
                                                                  2002               2001
                                                                  ----               ----
NET INCOME                                                   $          209    $           180
Other comprehensive income, net of tax
     Unrealized gain on securities available
       for sale arising during the period                                 5                  8

     Less: Reclassified adjustment for accumulated
             gains included in net income                                 7                  -
                                                             --------------    ---------------
     Unrealized gains (losses) on securities                             (2)                 8
                                                             --------------    ---------------

COMPREHENSIVE INCOME                                         $          207    $           188
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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                        ---------
                                                                2002                2001
                                                                ----                ----
NET CASH FROM OPERATING ACTIVITIES                         $         8,280    $         (1,572)

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                     (76)                  -
         Proceeds from sales                                           166                   -
         Proceeds from maturities and payments                         228                 223
     Securities held to maturity
         Purchases                                                  (4,490)                  -
         Proceeds from maturities and payments                       3,888               2,289
     Increase in time deposits with other banks                        (49)                476
     Net change in loans                                             4,719               1,683
     Net purchases of fixed assets                                     (18)                  -
                                                           ---------------    ----------------
         Net cash from investing activities                          4,368               4,671

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                            893               1,974
     Net change in escrow accounts                                    (281)               (237)
     Repayment loan payable                                           (100)                  -
     Cash dividends                                                   (155)               (122)
     Proceeds from long-term FHLB advances                               -              15,310
     Repayment of long-term FHLB advances                           (6,268)            (19,168)
                                                           ---------------    ----------------
         Net cash from financing activities                         (5,911)             (2,243)

NET CHANGE IN CASH AND CASH EQUIVALENTS                              6,737                 856

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,380               2,930
                                                           ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $        11,117    $          3,786
                                                           ===============    ================




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

BASIS OF PRESENTATION:

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission the ("SEC") and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of the Management of the registrant, the accompanying consolidated financial statements for the quarter ended March 31, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for the period. The financial performance reported for the Corporation for the three-month period ended March 31, 2002 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to shareholders and Form 10-KSB for the period ended December 31, 2001.

EARNINGS PER SHARE:
Basic earnings per common share, is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,574,749 and 1,530,264 and diluted weighted average share were 1,599,361 and 1,553,445 for the three months ended March 31, 2002 and 2001.


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

     The following discussion compares the financial condition of Grand Central Financial Corp. (the "Company") and its wholly owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association") at March 31, 2002 to December 31, 2001 and the results of operations for the three months ended March 31, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2002 AND DECEMBER 31, 2001

     Total assets of the Company were $115.5 million at March 31, 2002 compared to $120.9 million at December 31, 2001, representing a decrease of $5.4 million, or 4.5%. The primary component in the decrease in total assets was a $12.7 million decrease in loans and loans held for sale, which was partially offset by an increase in cash and cash equivalents of $6.7 million or 152.3%. The decrease in loans was primarily due to refinancing activity during the quarter. Interest rates for long-term fixed rates continue to stay near 40 year lows. Management has decided to sell the new loans rather than hold them in its portfolio. The Company has also had



--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


a decline in consumer loans, which are mostly automobile loans' of $1.3 million or 8.6% due to local competition from dealers offering special rebates and financing programs. The Company currently grants loans for both new and used automobile purchases. The weighted average rate earned on new and used automobiles was 8.19% at March 31, 2002. Maturities for new and used automobile financed range from 24 months to 66 months. The Company does not originate sub prime automobile loans. Cash and cash equivalents increased due to the Company having excess funds from selling the loans and through the increase in deposits. Management will use these funds to invest in proper instruments when the timing is correct.

The Company also reduced Federal Home Loan Bank of Cincinnati (the "FHLB") advances by $6.3 million or 34.1% from year-end. The Company has used the advances to fund loan growth, but based on the current lending environment the advances are not needed. Management would consider using advances, if needed, in the future.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND MARCH 31, 2001

     General. Net income for the three months ended March 31, 2002 increased by $29,000 or 16.1% from $180,000 for the three months ended March 31, 2001 to net income of $209,000 for the three months ended March 31, 2002. The increase was mainly due to the gains on sale of loans and securities for the first three months of March 31, 2002. See the non-interest income section for an explanation about the gains.

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

     Net interest income decreased approximately $36,000, or 3.5%, for the three months ended March 31, 2002. The primary reason for the decrease in net interest income was the decrease in interest income of $610,000 or 23.9% for the first three months of 2002 when compared to the same time period for 2001. As mentioned earlier, rates for one-to-four family mortgages have been at historic lows over the past twelve months resulting in high refinancing activity. Due to the refinancing streams the Company has a smaller portfolio at a lower earning rate, resulting in lower interest income. The Company experienced the same condition with automobile loans. Management is in process of reviewing the portfolios with the current market and has introduced some new adjustable rate products to stimulate loan growth.

     The Company also earned less on the interest from securities, a decrease of $295,000 or 39.4% when compared to prior year. Most of the Company's investments are in mortgage-


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

backed instruments which experienced similar rate reductions and prepayments similar to one-to-four family mortgages.

     The decrease in interest income was offset substantially by the decrease in interest expense. Interest expense decreased $574,000 or 37.8% when comparing the first three months of 2002 to 2001. The decrease is due to the declining interest rate environment during 2001 and 2002. The Company was able to decrease their expense while increasing the overall deposit amount. Due to economic events during 2001, consumers moved money from the stock market back into bank deposit accounts. The Company also was able to payoff some of their advances with the FHLB with the funds received from loan and security pay downs and deposit growth. The Company reduced interest expense for FHLB advances by $259,000 or 59.7% when compared to the prior period.

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

     No provision for loan losses was recorded during the three months ended March 31, 2002 or 2001. At March 31, 2002, the allowance for loan losses represented .47% of total loans compared to .47% at December 31, 2001. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

     Non-interest Income. The Company experienced an $82,000, or 128.1%, increase in non-interest income during the first three months of 2002 compared to the same period in 2001. The gain on sale of loans increased $100,000 from $4,000 in 2001 to $104,000 in 2002. The Company sold $8.2 million of loans that were held for sale at December 31, 2002 along with loans originated during the first quarter. Management decided to sell the low rate long-term assets instead of holding them in their portfolio. Management has sold loans in the past and will continue to do so depending on the market environment. The Company also had a gain on sale of securities resulting from the sale of Fannie Mae stock during the first quarter of 2002.

     Noninterest Expense. Noninterest expense decreased $19,000, or 2.3%. Occupancy expense decreased in 2002 from the same period in 2001. The decrease in occupancy expense is directly related to cost savings achieved based on management's decision to close a branch during 2001. Overall, noninterest expenses were reduced as a result of the branch closing. However, management anticipates no further reductions in operation costs and expects to experience modest inflationary increases in occupancy expense in the future since management has completed consolidating branches.




--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


     Income Taxes. The provision for income taxes totaled an expense of $129,000 for the three months ended March 31, 2002 compared to $93,000 for the three months ended March 31, 2001, due to the increase in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Association's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB. The Association uses the funds to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. OTS regulations require the Association to maintain sufficient liquidity to ensure its safe and sound operation.

     At March 31, 2002, the Association exceeded all of its regulatory capital requirements with a Tier 2 capital level of $22.7 million, or 19.71%, of total adjusted assets, which is above the required level of $4.6 million, or 4.0%; Tier 1 capital of $22.7 million, or 39.66%, of adjusted total assets, which is above the required level of $2.3 million, or 4.6%; and risk-based capital of $23.0 million, or 40.31%, of risk-weighted assets, which is above the required level of $4.6 million, or 8.0%.

     The Association's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Association's operating, financing, lending and investing activities during any given period. At March 31, 2002, cash and cash equivalents totaled $11.1 million, or 9.6% of total assets.

     The Association has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2002, the Association had unused borrowing capacity from the FHLB of $55.2 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Association may rely on FHLB borrowing to fund asset growth.

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

     The Company approved the return capital of $6.00 per share in March 2000 due to the excess capital raised during the initial public offering. During 1999, the Company reevaluated




--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


its branching strategy and decided to close certain under performing in-store branch locations. As a result of this analysis, the Company reevaluated its current and anticipated future capital needs and determined it was in the best interest of the Company and its shareholders to reduce the level of capital in the Company.

     The Company has completed its restructuring/rightsizing plans. The Company has evaluated all of its branch operations and management does not anticipate closing any additional branch locations in the future. In addition, management took advantage of higher liquidity in 2001 to repay short term Federal Home Loan Bank (FHLB) advances, however, all advances that could be repaid without penalty have been repaid and therefore management does not intend any further reduction to this type of funding other than through normal contractual repayment of the advances. Since management has no further plans to close branch locations or reduce the level of FHLB advances, other than through normal repayments, management does not anticipate any impact on the results of operations, liquidity or capital resources as a result of restructuring/rightsizing plans. The Company will realize a benefit from reducing staffing and occupancy costs in 2002 compared to 2001 due to the branch closed during 2001.














--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                          Quarter ended March 31, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.-Legal Proceedings.
          None.

Item 2.-Changes in Securities and Use of Proceeds.
          None.

Item 3.-Defaults Upon Senior Securities.
          None.

Item 4.-Submission of Matters to a Vote of Security Holders.
          None.

Item 5.-Other Information.

          None.

Item 6.-Exhibits and Reports on Form 8-K.

          (a)
          Exhibit Number         Exhibit
          --------------         -------
          3.1                    Certificate of Incorporation of Grand Central
                                   Financial Corp. *
          3.2                    Bylaws of Grand Central Financial Corp. *
          4.1                    Form of Common Stock Certificate *
          11.1                   Statement Re Computation of Earnings per
                                   Common Share

          --------------
          * Incorporated herein by reference into this document from the Exhibits filed with the Registration Statement in Form SB-2 and any amendments thereto, Registration No. 333-64089.

          (b) Reports on Form 8-K. The information reported is as follows:
                On March 27, 2002 the Company filed a form 8-K, reporting the declaration of a cash dividend payable April 22, 2002 to shareholders of record on April 8, 2002.






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


                                        GRAND CENTRAL FINANCIAL CORP.
                                        ----------------------------




Dated:  May 10, 2002                    By:  /s/ William R. Williams
                                             -----------------------------------
                                             William R. Williams
                                             President and Chief Executive Officer
                                             (principal executive officer)



Dated:  May 10, 2002                    By:  /s/ John A. Rife
                                             -----------------------------------
                                             John A. Rife
                                             Executive Vice President and Treasurer
                                             (principal accounting and financial officer)










--------------------------------------------------------------------------------