Form 10QSB
period 2002-06-30
GRAND CENTRAL FINANCIAL CORP
filed 2002-08-14
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2002

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

          Class:                                  Outstanding at July 31, 2002
Common stock, $0.01 par value                           1,683,396 shares

Transitional Small Business Disclosure Format (check one)     Yes [  ]    No[X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2002
                                      INDEX







PART I.  Financial Information

                                                                                             PAGE

Item 1 - Financial Statements

      Consolidated Balance Sheets as of June 30, 2002 and
      December 31, 2001 ...................................................................    3

      Consolidated Statements of Income for the three and six months ended
      June 30, 2002 and 2001...............................................................    4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the six months ended June 30, 2002...............................................    5

      Consolidated Statements of Comprehensive Income for the three and six
      months ended June 30, 2002 and 2001 .................................................    6

      Condensed Consolidated Statements of Cash Flows for the six months
      ended June 30, 2002 and 2001.........................................................    7

      Notes to Consolidated Financial Statements ..........................................    8


Item 2 - Management's Discussion and Analysis or Plan of Operation.........................    9


PART II.  Other Information

Item 1.  Legal Proceedings.................................................................   16
Item 2.  Changes in Securities ............................................................   16
Item 3.  Defaults Upon Senior Securities...................................................   16
Item 4.  Submission of Matters to a Vote of Security Holders...............................   16
Item 5.  Other Information.................................................................   16
Item 6.  Exhibits and Reports on Form 8-K..................................................   17
Signatures ................................................................................   19


                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                            June 30,            December 31,
                                                                              2002                  2001
                                                                              ----                  ----
ASSETS
     Cash and amounts due from depository institutions                $          15,121    $           4,378
     Interest-bearing deposits in other banks                                         2                    2
                                                                      -----------------    -----------------
         Total cash and cash equivalents                                         15,123                4,380
     Time deposits with other banks                                               7,104                7,006
     Securities available for sale                                                1,749                2,092
     Securities held to maturity (estimated fair value
         of $23,039 in 2002 and $31,777 in 2001)                                 22,829               23,343
     Loans held for sale                                                            468                8,221
     Loans, net                                                                  63,047               70,570
     Federal Home Loan Bank stock, at cost                                        3,405                3,328
     Premises and equipment, net                                                    880                  849
     Accrued interest receivable                                                    463                  530
     Other assets                                                                   876                  608
                                                                      -----------------    ------------------

              Total assets                                            $         115,944    $         120,927
                                                                      =================    =================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                         $             507    $             825
         Interest-bearing                                                        77,712               75,343
                                                                      -----------------    -----------------
              Total deposits                                                     78,219               76,168
     Federal Home Loan Bank advances                                             11,898               18,393
     Loan payable                                                                 6,800                7,000
     Advance payments by borrowers for taxes and insurance                          604                  603
     Accrued interest payable                                                        69                   88
     Other liabilities                                                              631                  515
                                                                      -----------------    -----------------
         Total liabilities                                                       98,221              102,767
                                                                      -----------------    -----------------

Commitments and Contingencies
     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                           19                   19
     Additional paid-in capital                                                   8,306                8,310
     Retained earnings, substantially restricted                                 14,003               13,962
     Unearned stock based incentive plan shares                                    (211)                (270)
     Treasury stock, 255,565 and 196,540 shares, at cost                         (2,877)              (2,226)
     Unearned Employee Stock Ownership Plan shares                               (1,536)              (1,651)
     Accumulated other comprehensive income                                          19                   16
                                                                      -----------------    -----------------
         Total shareholders' equity                                              17,723               18,160
                                                                      -----------------    -----------------

              Total liabilities and shareholders' equity              $         115,944    $         120,927
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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amount)

--------------------------------------------------------------------------------


                                                     Three months ended                  Six months ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   2002               2001             2002              2001
                                                   ----               ----             ----              ----
INTEREST INCOME
     Loans, including fees                  $         1,280    $        1,750     $        2,745    $         3,474
     Interest on securities                             444               690                897              1,438
     Interest-bearing deposits
       in banks                                          43                81                 66                159
                                            ---------------    --------------     --------------    ---------------
         Total interest income                        1,767             2,521              3,708              5,071

INTEREST EXPENSE
     Deposits                                           662               833              1,350              1,665
     FHLB borrowings                                    165               432                341                992
     Loan payable                                        82               143                163                269
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                         909             1,408              1,854              2,926

NET INTEREST INCOME                                     858             1,113              1,854              2,145

Provision for loan losses                                 -                 -                  -                  -
                                            ---------------    --------------     --------------    ---------------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             858             1,113              1,854              2,145

NON-INTEREST INCOME
     Service charges                                     25                32                 48                 84
     Gain on sale of loans                               69                15                172                 19
     Gain on sale of securities                           -                 4                 10                  4
     Other income                                        10                20                 19                 29
                                            ---------------    --------------     --------------    ---------------
         Total non-interest income                      104                71                249                136

NON-INTEREST EXPENSE
     Salaries and employee benefits                     461               461                902                898
     Net occupancy expense                               62                66                125                153
     Data processing expense                             32                36                 66                 71
     FDIC assessments                                     3                 3                  7                  7
     Franchise taxes                                     73                76                152                150
     Other expenses                                     128               404                310                591
                                            ---------------    --------------     --------------    ---------------
         Total non-interest expense                     759             1,046              1,562              1,870

Income before income taxes                              203               138                541                411
Income tax expense                                       63                47                192                140
                                            ---------------    --------------     --------------    ---------------
Net income                                  $           140    $           91     $          349    $           271
                                            ===============    ==============     ==============    ===============
Earnings per share
     Basic                                  $           .09    $          .06     $          .22    $            .18
     Diluted                                $           .09    $          .06     $          .22    $            .17


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In thousands, except per share amount)

--------------------------------------------------------------------------------

                                                                                   Unearned
                                                                                   Employee
                                                   Additional                        Stock
                                      Common         Paid-in       Retained        Ownership
                                       Stock         Capital       Earnings       Plan Shares
                                       -----         -------       --------       -----------

BALANCES AT JANUARY 1, 2002         $        19    $     8,310    $    13,962    $    (1,651)

Commitment to release ESOP shares                           (4)                          115
Release of incentive shares
Cash dividends                                                           (308)
Purchase of treasury stock
Comprehensive income:
Net income, for six months
  ended June 30, 2002                                                     349
Change in unrealized
  gain on securities
  available-for-sale, net of tax

     Total comprehensive income
                                    -----------     -----------    -----------    -----------

BALANCES AT JUNE 30, 2002           $        19     $     8,306    $    14,003    $    (1,536)
                                    ===========     ===========    ===========    ===========


                                        Unearned
                                          Stock                      Accumulated
                                          Based                         Other           Total
                                        Incentive      Treasury     Comprehensive    Shareholders'
                                       Plan Shares       Stock         Income          Equity
                                       -----------       -----         ------          ------

BALANCES AT JANUARY 1, 2002           $      (270)    $   (2,226)  $          16   $     18,160

Commitment to release ESOP shares                                                           111
Release of incentive shares                    59                                            59
Cash dividends                                                                             (308)
Purchase of treasury stock                                  (651)                          (651)
Comprehensive income:
Net income, for six months
  ended June 30, 2002                                                                       349
Change in unrealized
  gain on securities
  available-for-sale, net of tax                                               3              3
                                                                                     ----------
     Total comprehensive income                                                             352
                                       -----------    -----------     -----------    ----------

BALANCES AT JUNE 30, 2002              $      (211)   $    (2,877)    $       19     $   17,723
                                       ===========    ===========     ===========    ==========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

--------------------------------------------------------------------------------


                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                          --------                           --------
                                                   2002               2001             2002              2001
                                                   ----               ----             ----              ----

NET INCOME                                  $           140    $           91     $          349    $           271
Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                           5                (1)                (4)                 7

   Less:  Reclassification adjustment for
          accumulated gains included
          in net income                                  -                  3                  7                  3
                                            ---------------    --------------     --------------    ---------------
   Unrealized gains (losses) on
     securities                                           5                (4)                 3                  4
                                            ---------------    --------------     --------------    ---------------

COMPREHENSIVE INCOME                        $           145    $           87     $          352    $           275
                                            ===============    ==============     ==============    ===============




















--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

--------------------------------------------------------------------------------

                                                                    Six Months Ended
                                                                        June 30,
                                                                 2002               2001
                                                                 ----               ----

NET CASH FROM OPERATING ACTIVITIES                         $         8,169    $         (1,179)

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                    (228)                (75)
         Proceeds from sales                                           166                  79
         Proceeds from maturities and payments                         421                 649
     Securities held to maturity
         Purchases                                                 (12,534)                  -
         Proceeds from maturities and payments                      13,054               3,738
     Change in time deposits with other banks                          (98)                250
     Net purchased of premises and equipment                           (88)                  -
     Net change in loans                                             7,483               4,715
                                                           ---------------    ----------------
              Net cash from investing activities                     8,176               9,356

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                          2,051               1,970
     Net change in escrow accounts                                       1                (130)
     Payment of loan payable                                          (200)               (250)
     Cash dividends                                                   (308)               (245)
     Purchase of treasury stock                                       (651)                  -
     Proceeds from long-term FHLB advances                               -              15,310
     Repayment of long-term FHLB advances                           (6,495)            (23,235)
                                                           ---------------    ----------------
         Net cash from financing activities                         (5,602)             (6,580)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             10,743               1,597

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,380               2,930
                                                           ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $        15,123    $          4,527
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

Basis of Presentation: The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the "SEC") and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.

In the opinion of the Management of the Grand Central Financial Corp. (the "Company"), the accompanying consolidated financial statements for the six months and three months ended June 30, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the six months and three months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2001.

Earnings Per Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock-based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock-based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average numbers of shares were 1,554,870 and 1,531,316 and the diluted weighted average numbers of shares were 1,587,552 and 1,571,495 for the six months ended June 30, 2002 and 2001, respectively. The basic weighted average numbers of shares were 1,535,209 and 1,532,356 and the diluted weighted average numbers of shares were 1,568,898 and 1,546,281 for the three months ended June 30, 2002 and 2001, respectively.


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


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


GENERAL

     The Company is the holding company for its wholly-owned subsidiary, Central Federal Savings and Loan Association of Wellsville (the "Association"), and all material business of the Company is transacted through the Association. The Company's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on its loans, mortgage-backed securities, and securities portfolio and its cost of funds, consisting of interest paid on its deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, operating expenses and franchise and income taxes. The Company's revenues are derived primarily from interest on mortgage loans, consumer loans, mortgage-backed securities and securities, as well as income from service charges and loan originations. The Company's operating expenses principally consist of employee compensation and benefits, occupancy, federal deposit-insurance premiums and other general and administrative expenses. The Company's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Company.

MANAGEMENT STRATEGY

     The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to four-family residential mortgage loans and short-term consumer loans. To a lesser extent, the Company also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management's efforts to increase the Company's volume of shorter-term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Company's residential mortgage business. The Company's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund (the "SAIF"), and administered by the Federal Deposit Insurance Corporation (the "FDIC"). The Company also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

     The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. The Company is also not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.

The following discussion compares the financial conditions of the Company and the Association,


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

at June 30, 2002 to December 31, 2001 and the results of operations for the three months ended June 30, 2002 and 2001 and the six months ended June 30, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 AND DECEMBER 31, 2001

     Total assets of the Company were $115.9 million at June 30, 2002 compared to $120.9 million at December 31, 2001, representing a decrease of $5.0 million, or 4.1%. The primary component in the decrease in total assets were a $7.5 million decrease in loans, net, and a $7.8 million decrease in loans held for sale, which were partially offset by an increase in cash and cash equivalents of $10.7 million or 245.3%. The decrease in loans was primarily due to refinancing activity during the quarter. Interest rates for long-term, fixed rates continue to stay near 40 year lows. Management decided to sell the new loans rather than hold them in its portfolio. The Company also had a $4.8 million, or 26.9% decline in consumer loans, which are mostly automobile loans' due to local competition from dealers offering special rebates and financing programs. The Company currently grants loans for both new and used automobile purchases. The weighted average rate earned on new and used automobiles was 7.2% at June 30, 2002. Maturities for new and used automobile financing range from 24 months to 66 months. The Company does not originate sub prime automobile loans. Cash and cash equivalents increased due to the Company having excess funds from the sale of loans and through the increase in deposits.

     The Company reduced advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") by $6.5 million or 35.3% from year-end 2001. The Company had used the advances to fund loan growth, but, based on the current lending environment, the advances are no longer needed. Management would consider using advances, if needed, in the future.

COMPARISON OF RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

     General. Net income for the three months ended June 30, 2002 increased by $49,000 or 53.8% from $91,000 for the three months ended June 30, 2001 to $140,000 for the three months ended June 30, 2002. Net income increased $78,000 or 28.8% for the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increases were mainly due to gain on sale of loans and securities. See the non-interest income section for an explanation about the gains.

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

     Net interest income decreased approximately $291,000, or 13.6% and $255,000 or 22.9%, for the six months and three months ended June 30, 2002, respectively. The primary reason for the decrease in net interest income was the $1.4 million, or 26.9% decrease in interest income for the six months ended June 30, 2002 and the decrease of $754,000 or 29.9% for the three months ended June 30, 2002 compared to the 2001 periods. As mentioned earlier, rates for one-to-four family mortgages have been at historic lows over the past twelve months resulting in high refinancing activity. Due to refinancing, the Company has a smaller portfolio at a lower earning rate, resulting in lower interest income. The Company experienced similar circumstances with automobile loans. Management is in the
--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


process of reviewing the portfolios with the current market and has introduced new adjustable rate products to stimulate loan growth.

     The Company also earned less interest from its securities portfolio during the six months and three months ended June 20, 2002, sustaining a decrease of $541,000 and $246,000 or 37.6% and 35.7% when compared to the 2001 periods. Most of the Company's investments are in mortgage-backed instruments, which experienced rate reductions and prepayments similar to those on one-to-four family mortgages.

     The decrease in interest income was offset substantially by the decrease in interest expense. Interest expense for the six months ended June 20, 2002 decreased $1.1 million or 36.6% when compared to the first six months of 2001 and decreased $499,000 or 35.4% for the three months ended June 30, 2002 when compared to the three months ended June 30, 2001. The decreases were due to the declining interest rate environment during 2001 and 2002. The Company was able to decrease its expense while increasing overall deposits. Due to economic events during 2001, consumers moved money from the stock market back and into bank deposits. The Company also was able to reduce its advances with the FHLB with the funds received from loan and security pay downs and deposit growth. The Company reduced interest expense for FHLB advances by $651,000 for the six months ended June 30, 2002 and $267,000 in the three months ended June 30, 2002 or 65.6% and 61.8%, respectively, when compared to the prior periods.

     Provision for Loan Losses. The provision for loan losses is based on management's regular review of the loan portfolio, when it considers factors such as past experience, prevailing general economic conditions and considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio.

     No provision for loan losses was recorded during the six months and three months ended June 30, 2002 or 2001. At June 30, 2002, the allowance for loan losses represented .56% of total loans compared to .47% at December 31, 2001. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

     Non-interest Income. The Company experienced a $113,000, or 83.1%, increase in non-interest income for the six months ended June 30, 2002 compared to the 2001 period. For the three months ended June 30, 2002, non-interest income increased $33,000 or 46.5% over the comparable period in 2001. Gain on sale of loans for the six months ended June 30, 2002 increased $153,000 from $19,000 in the 2001 period to $177,000 in 2002. The Company sold $14.7 million of loans that were held for sale at December 31, 2001 along with loans originated during the first six months of 2002. Management decided to sell the low rate, long-term assets instead of holding them in the portfolio. Management has sold loans in the past and will continue to do so depending on the market environment.

     Non-interest Expense. Non-interest expense decreased $308,000, or 16.5% and $287,000 or 27.6%, for the six months and three months ended June 30, 2002 compared to the 2001 periods. Occupancy expense decreased in both 2002 periods from the 2001 periods. The decrease in occupancy expense is directly related to cost savings achieved based on management's decision to close a

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


branch during 2001. However, since management has completed consolidating branches, management anticipates no further reductions in occupancy expense in the future.

     Income Taxes. The provision for income taxes totaled $63,000 and $192,000 for the three months and six months ended June 30, 2002 compared to $47,000 and $140,000 for the three months and six months ended June 30, 2001, due to the increase in income before taxes.












--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are the Association's deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB-Cincinnati. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. At June 30, 2002, the Company's liquidity ratio was 31.1%.

     At June 30, 2002, the Company exceeded all of its regulatory capital requirements with a Tier 2 capital level of $23.0 million, or 19.9%, of total adjusted assets, which exceeds the required level of $14.5 million, or 8.0%; Tier 1 of $22.9 million, or 16.76%, of adjusted total assets, which exceeds the required level of $2.3 million, or 4.0%; and risk-based capital of $22.9 million, or 41.2% of risk-weighted assets, which exceeds the required level of $5.2 million, or 8.0%.

     The Company's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 2002, cash and cash equivalents totaled $15.1 million, or 13.0% of total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2002, the Company had unused borrowing capacity from the FHLB of $56.2 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Company may use FHLB borrowing to fund asset growth.

     The Company relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Company's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Company.

     The Company approved the return of capital of $6.00 per share in March 2000 due to the excess capital raised during the initial public offering. During 1999, the Company reevaluated its branching strategy and determined to close certain under performing, in-store branch locations. As a result of that analysis, the Company reevaluated its current and anticipated future capital needs and determined that it was in the best interest of the Company and its shareholders to reduce the level of capital in the Company.

     The Company has completed its restructuring/rightsizing plans and evaluated all of its branch operations. Based on those evaluations, management does not anticipate closing any

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


additional branch locations in the future. During the six months ended June 30, 2002, management took advantage of higher liquidity to repay short term Federal Home Loan Bank (FHLB) advances. All advances that could be repaid without penalty have been repaid; and management does not intend any further reduction to this type of funding other than through normal contractual repayment of the advances. Since management has no further plans to close branch locations or reduce the level of FHLB advances, other than through normal repayments, management does not anticipate any impact on the results of operations, liquidity or capital resources as a result of restructuring/rightsizing plans. The Company will continue to realize a benefit from reducing staffing and occupancy costs in 2002 compared to 2001 due to the branch closed during 2001.




















--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1. Legal Proceedings.
             None

Item 2. Changes in Securities and Use of Proceeds.
             None

Item 3. Defaults Upon Senior Securities.
             None

Item 4.  Submission of Matters to a Vote of Security Holders.

Grand Central Financial Corp. held its Annual Meeting of Shareholders on April 24, 2002. Results of shareholder voting were as follows:

          a) Election of Director for a three year term:

                                               Gerry W. Grace
                                               --------------
             For                                   1,460,433
             Abstain                                   2,530
             Against                                       -


          b) Ratification of independent auditor for the fiscal year ending December 31, 2002

                                               Crowe, Chizek and Company, LLP
                                               ------------------------------
             For                                   1,460,373
             Abstain                                   1,530
             Against                                   1,060

The following directors' terms of office as a director continued after the meeting.

             (i)      Jeffrey W. Aldrich
             (ii)     Thomas P. Ash
             (iii)    Williams R. Williams

Item 5. Other Information.
             None





--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------

Item 6. Exhibits and Reports on Form 8-K.

(a)       Exhibit
          Number      Exhibit
          ------      -------

            3.1       Certificate of Incorporation*

            3.2       Bylaws*

            4.0       Form of Common Stock Certificate*

           11.1       Statement Re:  Computation of earnings per common share

           99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           99.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:


                                        Six Months Ended              Three Months Ended
                                            June 30,                        June 30,
                                            --------                        --------
                                      2002             2001           2002             2001
                                      ----             ----           ----             ----
Numerator:
Net income                        $        349    $        271    $        140    $         91

Denominator:
Weighted-average common
  shares outstanding (basic)         1,554,870       1,531,316       1,535,209       1,532,356
Exercise of options                     32,682          40,179          33,689          13,925
Weighted-average common
  shares outstanding (diluted)       1,587,552       1,571,495       1,568,898       1,546,281





--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

--------------------------------------------------------------------------------


Earnings per share:
Basic                  $    .22     $    .18       $    .09     $     .06
Diluted                $    .22     $    .17       $    .09     $     .06



(b) Reports on Form 8-K - on June 26, 2002, the issuer filed a Form 8-K. The information reported is as follows:

     Grand Central Financial Corp. (the "Company"), reported the declaration of a cash dividend payable July 22, 2002 to stockholders of record at the close of business on July 8, 2002.
















--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                           Quarter ended June 30, 2002
                           PART II - OTHER INFORMATION

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

                                       GRAND CENTRAL FINANCIAL CORP.
                                       -----------------------------




Dated: August 14, 2002                 By: /s/ William R. Williams
                                           -----------------------------------
                                           William R. Williams
                                           President and Chief Executive Officer
                                           (principal executive officer)



Dated: August 14, 2002                 By: /s/ John A. Rife
                                           -----------------------------------
                                           John A. Rife
                                           Executive Vice President and Treasurer
                                           (principal accounting and financial officer)




--------------------------------------------------------------------------------