Form 10QSB
period 2002-09-30
GRAND CENTRAL FINANCIAL CORP
filed 2002-11-13
CIK 1070680

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

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

             Class:                          Outstanding at October 31, 2002
Common stock, $0.01 par value                1,695,921 shares

Transitional Small Business Disclosure Format (check one)      Yes[  ]   No[X]

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2002
                                      INDEX




PART I.  Financial Information
                                                                                                          Page
                                                                                                          ----

Item 1 - Financial Statements

      Consolidated Balance Sheets as of September 30, 2002 and
      December 31, 2001 ..............................................................................      3

      Consolidated Statements of Income for the three and nine months ended
      September 30, 2002 and 2001.....................................................................      4

      Consolidated Statement of Changes in Shareholders' Equity
      for the nine months ended September 30, 2002....................................................      5

      Consolidated Statements of Comprehensive Income for the three and nine
      months ended September 30, 2002 and 2001 .......................................................      6

      Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2002 and 2001...............................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2 - Management's Discussion and Analysis or Plan of Operation....................................      9

Item 3 - Controls and Procedures......................................................................     15

PART II.  Other Information

Item 1.  Legal Proceedings............................................................................     16
Item 2.  Changes in Securities .......................................................................     16
Item 3.  Defaults Upon Senior Securities..............................................................     16
Item 4.  Submission of Matters to a Vote of Security Holders..........................................     16
Item 5.  Other Information............................................................................     16
Item 6.  Exhibits and Reports on Form 8-K.............................................................     16
Signatures ...........................................................................................     18

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED BALANCE SHEETS (Unaudited)
                      (In thousands, except per share data)

--------------------------------------------------------------------------------

                                                                September 30,   December 31,
                                                                    2002            2001
                                                                    ----            ----
ASSETS
     Cash and amounts due from depository institutions            $  10,179       $   4,378
     Interest-bearing deposits in other banks                             2               2
                                                                  ---------       ---------
         Total cash and cash equivalents                             10,181           4,380
     Time deposits with other banks                                   7,155           7,006
     Securities available for sale                                    1,512           2,092
     Securities held to maturity (estimated fair value
         of $23,131 in 2002 and $23,528 in 2001)                     22,739          23,343
     Loans held for sale                                                925           8,221
     Loans, net                                                      62,392          70,570
     Federal Home Loan Bank stock, at cost                            3,446           3,328
     Premises and equipment, net                                        849             849
     Accrued interest receivable                                        446             530
     Other assets                                                     3,805             608
                                                                  ---------       ---------

              Total assets                                        $ 113,450       $ 120,927
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                     $   2,298       $     825
         Interest-bearing                                            74,580          75,343
                                                                  ---------       ---------
              Total deposits                                         76,878          76,168
     Federal Home Loan Bank advances                                 11,563          18,393
     Loan payable                                                     4,900           7,000
     Advance payments by borrowers for taxes and insurance              714             603
     Accrued interest payable                                           158              88
     Other liabilities                                                1,466             515
                                                                  ---------       ---------
         Total liabilities                                           95,679         102,767
                                                                  ---------       ---------

Commitments and Contingencies

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                               19              19
     Additional paid-in capital                                       8,304           8,310
     Retained earnings, substantially restricted                     13,966          13,962
     Unearned stock based incentive plan shares                        (185)           (270)
     Treasury stock, 255,565 and 196,540 shares, at cost             (2,877)         (2,226)
     Unearned Employee Stock Ownership Plan shares                   (1,479)         (1,651)
     Accumulated other comprehensive income                              23              16
                                                                  ---------       ---------
         Total shareholders' equity                                  17,771          18,160
                                                                  ---------       ---------

              Total liabilities and shareholders' equity          $ 113,450       $ 120,927
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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                     (In thousands, except per share amount)

--------------------------------------------------------------------------------


                                         Three months ended       Nine months ended
                                            September 30,           September 30,
                                         ------------------       -----------------
                                          2002        2001        2002        2001
                                          ----        ----        ----        ----
INTEREST INCOME
     Loans, including fees               $1,259      $1,523      $4,004      $5,083
     Interest on securities                 364         658       1,162       2,209
     Interest-bearing deposits
       in banks                              96          82         261         128
                                         ------      ------      ------      ------
         Total interest income            1,719       2,263       5,427       7,420


INTEREST EXPENSE
     Deposits                               628         826       1,977       2,491
     FHLB borrowings                        163         341         504       1,333
     Loan payable                            74         116         237         385
                                         ------      ------      ------      ------
         Total interest expense             865       1,283       2,718       4,209


NET INTEREST INCOME                         854         980       2,709       3,211


Provision for loan losses                     5           -           5           -
                                         ------      ------      ------      ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                 849         980       2,704       3,211


NON-INTEREST INCOME
     Service charges                         23          46          71         144
     Gain on sale of loans                   73          41         245          60
     Gain on sale of securities               1           -          11           4
     Other income                            38           7         128          21
                                         ------      ------      ------      ------
         Total non-interest income          135          94         455         229


NON-INTEREST EXPENSE
     Salaries and employee benefits         440         413       1,342       1,311
     Net occupancy expense                   74          61         199         214
     Data processing expense                 33          33         101         104
     FDIC assessments                         9           4          16          11
     Franchise taxes                         74          84         225         235
     Other expenses                         198          60         579         735
                                         ------      ------      ------      ------
         Total non-interest expense         828         655       2,462       2,610


Income before income taxes                  156         419         697         830
Income tax expense                           42         144         234         284
                                         ------      ------      ------      ------
Net income                               $  114      $  275      $  463      $  546
                                         ======      ======      ======      ======
Earnings per share
     Basic                               $  .08      $  .18      $  .30      $  .35
     Diluted                             $  .07      $  .18      $  .29      $  .35


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
     CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
                     (In thousands, except per share amount)

--------------------------------------------------------------------------------

                                                                   Unearned      Unearned
                                                                   Employee        Stock                 Accumulated
                                            Additional               Stock         Based                    Other         Total
                                   Common    Paid-in   Retained    Ownership     Incentive   Treasury   Comprehensive  Shareholders'
                                    Stock    Capital   Earnings   Plan Shares   Plan Shares   Stock        Income        Equity
                                    -----    -------   --------   -----------   -----------   -----        ------        ------

BALANCES AT JANUARY 1, 2002        $    19   $ 8,310    $13,962    $(1,651)      $  (270)    $(2,226)      $    16      $ 18,160

Commitment to release ESOP shares                 (6)                  172                                                  166
Release of incentive shares                                                           85                                     85
Cash dividends                                             (459)                                                           (459)
Purchase of treasury stock                                                                      (651)                      (651)
Comprehensive income
Net income, for nine months ended
   September 30, 2002                                       463                                                             463
Change in unrealized
  gain on securities
  available-for-sale, net of tax                                                                                 7            7
                                                                                                                        -------
     Total comprehensive income                                                                                             470
                                   -------   -------    -------    -------       -------     -------       -------      -------

BALANCES AT SEPTEMBER 30, 2002     $    19   $ 8,304    $13,966    $(1,479)      $  (185)    $(2,877)      $    23      $17,771
                                   =======   =======    =======    =======       =======     =======       =======      =======


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------


                                               Three Months Ended     Nine Months Ended
                                                  September 30,         September 30,
                                               ------------------      ----------------
                                                2002        2001       2002       2001
                                                ----        ----       ----       ----

NET INCOME                                      $ 114      $ 275       $ 463      $ 546

Other comprehensive income, net of tax
   Unrealized gain (loss) on securities
     available for sale arising during
     the period                                     4         (1)         14          6

   Less:  Reclassification  adjustment for
          accumulated gains included
          in net income                             -          -           7          3
                                                -----      -----       -----      -----
   Unrealized gains (losses) on
     securities                                     4         (1)          7          3
                                                -----      -----       -----      -----


COMPREHENSIVE INCOME                            $ 118      $ 274       $ 470      $ 549
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

                  GRAND CENTRAL FINANCIAL CORP. AND SUBSIDIARY
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

--------------------------------------------------------------------------------

                                                         Nine Months Ended
                                                           September 30,
                                                        2002           2001
                                                      --------       --------

NET CASH FROM OPERATING ACTIVITIES                    $  5,673       $  1,280

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                        (228)           (77)
         Proceeds from sales                               319              -
         Proceeds from maturities and payments             513            882
     Securities held to maturity
         Purchases                                     (18,020)             -
         Proceeds from maturities and payments          18,642          9,556

     Change in time deposits with other banks             (149)         7,000

     Net purchases of premises and equipment                88            (13)
     Net change in loans                                 8,182          6,124
                                                      --------       --------
              Net cash from investing activities         9,347         23,472

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                710          2,606
     Net change in escrow accounts                         111           (280)
     Payment of loan payable                            (2,100)          (500)
     Cash dividends                                       (459)          (385)
     Purchase of treasury stock                           (651)             -
     Proceeds from long-term FHLB advances                   -         29,110
     Repayment of long-term FHLB advances               (6,830)       (41,027)
                                                      --------       --------
         Net cash from financing activities             (9,219)       (10,476)

NET CHANGE IN CASH AND CASH EQUIVALENTS                  5,801         14,276

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         4,380          2,930
                                                      --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 10,181       $ 17,206
                                                      ========       ========


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

In the opinion of the management of the Grand Central Financial Corp. (the "Company"), the accompanying consolidated financial statements for the year to date and quarter ended September 30, 2002 and 2001 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three-month and nine-month periods ended September 30, 2002 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2001.


EARNINGS PER SHARE: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock-based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock-based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average numbers of shares were 1,542,098 and 1,540,291 and the diluted weighted average numbers of shares were 1,575,676 and 1,569,076 for the nine months ended September 30, 2002 and 2001, respectively. The basic weighted average numbers of shares were 1,516,970 and 1,547,490 and diluted weighted average numbers of shares were 1,540,048 and 1,561,819 for the three months ended September 30, 2002 and 2001, respectively.


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

         This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company intends such forward-looking statements to be covered by the safe harbor provisions, which are not subject to certain risks and uncertainties for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

         These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included in the Company's filings with the SEC.

         The Company does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions, which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


         The following discussion compares the financial conditions of the Company and the Association at September 30, 2002 to December 31, 2001 and the results of operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 AND DECEMBER 31, 2001

         Total assets of the Company were $113.5 million at September 30, 2002 compared to $120.9 million at December 31, 2001, representing a decrease of $7.4 million, or 6.2%. The primary component in the decrease in total assets was a $15.5 million decrease in loans and loans held for sale, which was partially offset by an increase in cash and cash equivalents of $5.8 million. The decrease in loans was primarily due to refinancing activity during the quarter. Interest rates for long-term fixed rate home mortgage loans continue to stay near 40 year lows. Management decided to sell new loans rather than hold them in its portfolio. The Company has also had a decline in consumer loans, which are mostly automobile loans, of $3.5 million or 19.5% due to local competition from dealers offering special rebates and financing programs. The Company currently grants loans for both new and used automobile purchases. The weighted average rate earned on new and used automobile loans was 6.9% at September 30, 2002. Maturities for new and used automobile loans range from 24 months to 66 months. The Company does not originate sub prime automobile loans. Cash and cash equivalents increased due to the Company having excess funds from the sale of loans and through the increase in deposits.

         During the third quarter of 2002, the Association purchased $3.0 million of Bank Owned Life Insurance ("BOLI") to help fund future deferred compensation plans. This transaction accounted for the majority of the change in other assets, which increased by $3.2 million from December 31, 2001 to September 30, 2002.

         The Company also reduced advances from the Federal Home Loan Bank of Cincinnati (the "FHLB") by $6.8 million or 37.1% from year-end 2001. The Company had used the advances to fund loan growth, but, based on the current lending environment, the advances are no longer needed. Management would consider using advances to fund loan demand, if needed in the future.


COMPARISON OF RESULTS OF OPERATIONS FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001

         General. Net income for the three months ended September 30, 2002 decreased by $161,000 or 58.6% from $275,000 for the three months ended September 30, 2001 to $114,000 for the three months ended September 30, 2002. Net income decreased $83,000 or 15.2% for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decline in net income was primarily due to the decrease in net interest income for the nine months and three months ended September 30, 2002 as compared to the same periods in 2001.


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

         Net Interest Income. Net interest income is the largest component of the Company's net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volume, interest rates and composition of interest-earning assets and interest-bearing liabilities. The majority of the decrease in interest income and interest expense was due to the decrease in volume of interest-earning assets during 2002 and to a lesser extent, to decreases in rates earned on remaining assets. .

         Net interest income decreased approximately $502,000, or 15.6% and $126,000 or 12.9%, for the nine and three months ended September 30, 2002 compared with the same periods in 2001. The primary reason for the decrease in net interest income was the decrease in interest income of $2.0 million or 26.9% and $544,000 or 24.0% for the nine months and three months ended September 30, 2002 when compared to the same periods for 2001. As mentioned earlier, rates for one- to -four-family mortgages have been at historic lows over the past twelve months resulting in high refinancing activity. Due to refinancing, the Company has a smaller portfolio at a lower earning rate, resulting in lower interest income. The Company experienced similar circumstances with automobile loans. Management is in the process of reviewing its lending policies in relation to current market conditions and has introduced new adjustable rate products to stimulate loan growth.

         The Company also earned less interest from its securities portfolio during the nine months and three months ended September 30, 2002, sustaining a decrease of $1.0 million and $294,000 or 47.4% and 44.7% when compared to the same periods in 2001. Most of the Company's investments are in mortgage-backed instruments, which experienced similar rate reductions and prepayments similar to those on one-to-four family mortgages.

         The decrease in interest income was offset substantially by the decrease in interest expense. Interest expense for the nine months ended September 30, 2002 decreased $1.5 million or 35.4% compared to the first nine months of 2001 and decreased $418,000 or 32.6% for the three months ended September 30, 2002 when compared to the three months ended September 30, 2001. The decreases were due to the declining interest rate environment during 2001 and 2002. The Company was able to decrease its interest expense while increasing overall deposits. Due to economic events during 2001, consumers moved money from the stock market into bank deposit accounts. The Company also was able to reduce its advances with the FHLB with the funds received from loan and security repayments and deposit growth. The Company reduced interest expense for FHLB advances by $829,000 for the nine months ended September 30, 2002 and $178,000 for the three months ended September 30, 2002, respectively, when compared to the same periods in 2001.

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

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


         A provision for loan losses of $5,000 was recorded during the nine months and three months ended September 30, 2002. Management provided the $5,000 provision for loan losses as a result of its quarterly calculation, and its estimate of losses, which can be reasonably estimated, taking into account the current economic climate. No provision for loan losses was recorded during the same period in 2001. At September 30, 2002, the allowance for loan losses represented .57% of total loans as compared to .47% at December 31, 2001. Management believes that the allowance for loan losses represents a reasonable estimate of probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

         Non-interest Income. The Company experienced a $226,000, or 98.7%, increase in non-interest income for the nine months ended September 30, 2002 compared to the same period in 2001. For the three months ended September 30, 2002, non-interest income increased $41,000 or 43.6% as compared to the same period in 2001. The majority of the increase was due to the gain on sale of loans. Gain on sale of loans for the nine months ended September 30, 2002 increased $185,000 from $60,000 in the 2001 period to $245,000 in 2002. The
Company sold $16.8 million of loans that were held for sale at December 31, 2001 along with loans originated during the nine months ended September 30, 2002. Management decided to sell low rate long-term assets instead of holding them in its portfolio. Management has sold loans in the past and will continue to do so depending on the market environment. The other income grew as well for the nine months and three months ended September 30, 2002 due to income for the BOLI and a $40,000 gain on sale of other real estate owned. The overall increase in non-interest income was offset by the decrease in income from service charges on deposits, due to the closing of branches during 2001. The decreasing trend stabilized during 2002 management believes and should remain constant in its current status.

         Non-interest Expense. The Company experienced a $148,000, or 5.7%, decrease in non-interest expense for the nine months ended September 30, 2002 and experienced an increase of $173,000 or 26.4% for the three months ended September 30, 2002 as compared to the same periods in 2001. The year to date decrease is due to management's decision to close a branch during 2001. As a result of the closing, occupancy expense, data processing expense and other expenses decreased. The increase in non-interest expense for the three months ended September 30, 2002 is mainly due to the increase in other expenses. Other expenses increased primarily due to additional amortization that the Company recorded on mortgage servicing rights and increased unamortized loan expenses.

         Income Taxes. The provision for income taxes totaled $42,000 and $234,000 for the three months and nine months ended September 30, 2002 as compared to $144,000 and $284,000 for the three months and nine months ended September 30, 2001, due to the decrease in income before taxes.


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------


LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are the Association's deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB. The Company uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. At September 30, 2002, the Company's liquidity ratio was 25.0%.

         The Company's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At September 30, 2002, cash and cash equivalents totaled $10.2 million, or 9.0% of total assets.

         The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 2002, the Company had unused borrowing capacity from the FHLB of $57.4 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Company may use FHLB borrowing to fund asset growth.

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

         At September 30, 2002, the Company exceeded all of its regulatory capital requirements with a Tier 2 capital level of $20.4 million, or 35.9%, of total adjusted assets, which exceeds the required level of $9.0 million, or 8.0%; Tier 1 capital level of $20.4, or 18.1%, of total adjusted assets, which exceeds the required level of $4.5 million, or 4.0%; and risk-based capital of $20.8 million, or 36.6% of risk-weighted assets, which exceeds the required level of $4.6 million, or 8.0%.

         The Company approved the return of capital of $6.00 per share in March 2000 due to the excess capital raised during the initial public offering. During 1999, the Company reevaluated its branching strategy and decided to close certain under-performing, in-store branch locations. As a result of this analysis, the Company reevaluated its current and anticipated future capital needs and determined it was in the best interest of the Company and its shareholders to reduce the level of capital in the Company.

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

--------------------------------------------------------------------------------

         The Company has completed its restructuring/rightsizing plans and evaluated all of its branch operations. Based on those evaluations, management does not anticipate closing any additional branch locations in the future. In addition, management took advantage of higher liquidity in 2002 to repay short term FHLB advances. All advances that could be repaid without penalty have been repaid; and management does not intend any further reduction to this type of funding other than through normal contractual repayment of the advances. Since management has no further plans to close branch locations or reduce the level of FHLB advances, other than through normal repayments, management does not anticipate any impact on the results of operations, liquidity or capital resources as a result of restructuring/rightsizing plans. The Company will continue to realize a benefit from reducing staffing and occupancy costs in 2002 compared to 2001 due to the branch closed during 2001.


Item 3. - Controls and Procedures

         (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

         (b) CHANGES IN INTERNAL CONTROLS. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.


--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION

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

Item 3.  Defaults Upon Senior Securities.
               None

Item 4.  Submission of Matters to a Vote of Security Holders.
               None

Item 5.  Other Information.
               None

Item 6.  Exhibits and Reports on Form 8-K.

(a)            Exhibit
               Number           Exhibit
               ------           -------

                 3.1            Certificate of Incorporation*

                 3.2            Bylaws*

                 4.0            Form of Common Stock Certificate*

                11.1            Statement Re Computation of earnings per common share

                99.1            Chief Executive Officer Certification  pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                99.2            Chief Financial Officer Certification  pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


* Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments thereto, Registration No. 333-64089.

--------------------------------------------------------------------------------

                          GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2002
                           PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

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

         The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                         Nine Months Ended               Three Months Ended
                                           September 30,                    September 30,
                                           -------------                    -------------
                                       2002            2001            2002             2001
                                       ----            ----            ----             ----
Numerator:
Net income                          $      463      $      546      $      114      $      275

Denominator:
Weighted-average common
  shares outstanding (basic)         1,542,098       1,540,291       1,516,970       1,547,490
Exercise of options                     33,578          28,785          23,078          14,329
Weighted-average common
  shares outstanding (diluted)       1,575,676       1,569,076       1,540,048       1,561,819

Earnings per share:
Basic                               $      .30      $      .35      $      .08      $      .18
Diluted                             $      .29      $      .35      $      .07      $      .18



(b) Reports on Form 8-K - on September 20, 2002, the issuer filed a Form 8-K. The information reported is as follows:

         Grand Central Financial Corp. reported the declaration of a $0.09 per share cash dividend payable October 21, 2002 to stockholders of record at the close of business on October 7, 2002.


--------------------------------------------------------------------------------

                         GRAND CENTRAL FINANCIAL CORP.
                                   FORM 10-QSB
                        Quarter ended September 30, 2002
                           Part II - OTHER INFORMATION

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



                                GRAND CENTRAL FINANCIAL CORP.
                                -----------------------------




Dated:  November 13, 2002       By: /s/ William R. Williams
                                    -----------------------------------
                                    William R. Williams
                                    President and Chief Executive Officer
                                    (principal executive officer)



Dated:  November 13, 2002       By: /s/ John A. Rife
                                    -----------------------------------
                                    John A. Rife
                                    Executive Vice President and Treasurer
                                    (principal accounting and financial officer)



--------------------------------------------------------------------------------

                                 CERTIFICATIONS

I, William R. Williams, President and Chief Executive Officer of Grand Central Financial Corp ("the Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        -----------------------------------
                                        William R. Williams
                                        President and Chief Executive Officer

I, John A. Rife, Executive Vice President and Treasurer of Grand Central Financial Corp ("the Company"), certify that:

1. I have reviewed this quarterly report on Form 10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                                        -----------------------
                                        John A. Rife
                                        Executive Vice President and Treasurer