Form 10KSB
period 2002-12-31
GRAND CENTRAL FINANCIAL CORP
filed 2003-03-31
CIK 1070680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                        Commission File Number: 0-25045

                          GRAND CENTRAL FINANCIAL CORP.
                          -----------------------------
                 (Name of small business issuer in its charter)


              Delaware                                  34-1877137
------------------------------------        -----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


    601 Main Street, Wellsville, Ohio                     43968
---------------------------------------      -----------------------------------
(Address of principal executive offices)                (Zip Code)


Issuer's telephone number:  (330) 532-1517
                           ----------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

As of December 31, 2002, the Registrant's revenues were $7.7 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 27, 2003 was approximately $16,854,231. As of February 27, 2003, there were 1,645,921 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement for the 2003 Annual Meeting of Stockholders to be held on April 23, 2003 are incorporated herein by reference to Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): YES     ; NO   X
                                                               ---       ---

                                      INDEX


                                                                                                          PAGE
PART I
         Item 1.    Description of Business..........................................................     3

         Item 2.    Description of Property..........................................................     29

         Item 3.    Legal Proceedings................................................................     29

         Item 4.    Submission of Matters to a Vote of Security Holders..............................     29

PART II

         Item 5.    Market for Common Equity and Related Stockholder Matters.........................     30

         Item 6.    Management's Discussion and Analysis or Plan of Operation........................     31

         Item 7.    Financial Statements.............................................................     40

         Item 8.    Changes In and Disagreements With Accountants on Accounting and
                    Financial Disclosure.............................................................     41

PART III

         Item 9.    Directors, Executive Officers, Promoters and Control Persons;
                    Compliance with Section 16(a) of the Exchange Act................................     41

         Item 10.   Executive Compensation...........................................................     41

         Item 11.   Security Ownership of Certain Beneficial Owners and Management
                    and Related Stockholder Matters..................................................     41

         Item 12.   Certain Relationships and Related Transactions...................................     41

PART IV

         Item 13.   Exhibits and Reports on Form 8-K.................................................     42

         Item 14.   Controls and Procedures..........................................................     43

SIGNATURES

CERTIFICATIONS


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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

GENERAL

     Grand Central Financial Corp. (the "Company") was organized as a Delaware corporation in September 1998 as the holding company for Central Federal Savings and Loan Association (the "Association") in connection with the Association's conversion from a mutual to stock form of organization. As a savings and loan holding company, the company is subject to regulation by the Office of Thrift Supervision (the "OTS"). Currently, the Company does not transact any material business other than through the Association. At December 31, 2002, the Company had total assets of $110.5 million and stockholders' equity of $17.6 million.

     The Association is a community-oriented savings institution which was originally organized in 1892. The Association's principal business consists of attracting deposits from the general public in its primary market area and investing those deposits and other funds, generated from operations, and from Federal Home Loan Bank of Cincinnati ("FHLB") advances, primarily in conventional mortgage loans secured by single-family residences. The Association also invests in consumer loans, primarily indirect automobile loans and loans originated directly or on the Association's behalf by automobile dealers at the time of sale. To a significantly lesser extent, the Association invests in home equity, multi-family, commercial real estate, construction and land loans. The Association also invests in mortgage-backed securities, primarily those guaranteed or insured by government agencies such as Ginnie Mae, Fannie Mae and Freddie Mac, and other investment grade securities. The Association's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on investment securities. The Association's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and investment securities, FHLB advances and proceeds from the sale of loans. The Association operates through its home office located in Wellsville, Ohio, and a full service branch office in East Liverpool, Ohio.

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

LENDING ACTIVITIES

     LOAN PORTFOLIO COMPOSITION. The Association's loan portfolio consists primarily of conventional first mortgage loans secured by single-family residences. At December 31, 2002, the Association had gross loans receivable of $63.1 million, of which $48.4 million were single-family, residential mortgage loans, or 76.6% of the Association's gross loans receivable. The remainder of the portfolio consisted of: consumer loans of $13.0 million, or 20.6% of gross loans receivable; $128,000 of construction and land loans, or .20% of gross loans receivable; $1.5 million of multi-family mortgage and commercial real estate loans, or 2.4% of gross loans receivable; and $120,000 of commercial loans, or .2% of gross loans receivable. At that same date, 70.1% of the Association's loan portfolio had fixed interest rates. The Association had no single-family residential mortgage loans held-for-sale at December 31, 2002.

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

                                                                        AT DECEMBER 31,

                                                   2002                       2001                      2000
                                                        PERCENT                    PERCENT                    PERCENT
                                           AMOUNT       OF TOTAL      AMOUNT      OF TOTAL       AMOUNT      OF TOTAL
                                         -------------------------  ------------------------- --------------------------
                                                                     (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family(1)...................    $  48,365        76.62%    $ 59,246         74.57%    $ 64,234       73.93%
   Multi-family and commercial........        1,536         2.44        1,381          1.74        1,185        1.36
   Construction.......................          128         0.20          675          0.85          810        0.93
                                             ------        -----       ------         -----       ------       -----
         Total real estate loans......       50,029        79.26       61,302         77.16       66,229       76.22
                                             ------        -----       ------         -----       ------       -----
Consumer loans:
   Home equity loans..................        1,378         2.18        2,416          3.04        3,038        3.50
   Automobile.........................       10,719        16.98       15,549         19.57       17,292       19.90
   Other..............................          876         1.39           --            --           --          --
                                             ------        -----       ------         -----       ------       -----
         Total consumer loans.........       12,973        20.55       17,965         22.61       20,330       23.40
Commercial loans......................          120         0.19          184          0.23          331        0.38
                                             ------        -----       ------         -----       ------       -----
         Total loans..................       63,122       100.00%      79,451        100.00%      86,890      100.00%
                                                          ======                     ======                   ======
Less:
   Deferred loan origination
      fees and discounts..............         (196)                     (287)                      (271)
   Allowance for loan losses..........         (361)                     (373)                      (354)
                                             ------                    ------                      -----
      Total loans, net................    $  62,565                  $ 78,791                   $ 86,265
                                          =========                  ========                   ========

------------------------
(1)  Includes loans held-for-sale.

     LOAN MATURITY. The following table shows the remaining contractual maturity of the Association's commercial and construction loans at December 31, 2002. The table does not include the effect of future principal prepayments.

                                                               AT DECEMBER 31, 2002
                                                ----------------------------------------------------
                                                CONSTRUCTION (1)       COMMERCIAL          TOTAL
                                                ----------------     --------------    -------------
                                                              (DOLLARS IN THOUSANDS)
Amounts due in:
   One year or less...........................        $    --             $    46         $    46
                                                      -------             -------         -------
   After one year:
      More than one year to three years.......                                 46              46
      More than three years to five years.....                                146             146
      More than five years to 10 years........                                329             329
      More than 10 years to 15 years..........            128                 547             675
      More than 15 years......................             --                 541             541
                                                      -------             -------         -------
         Total amount due.....................        $   128             $ 1,655         $ 1,783
                                                      =======             =======         =======


---------------------------
(1) Construction loans, which consist of loans to the owner for the construction of single-family residences, automatically convert to permanent financing upon completion of the construction phase.


     The following table sets forth, at December 31, 2002, the dollar amount of commercial loans contractually due after December 31, 2003, and whether such loans have fixed interest rates or adjustable interest rates.


                                                    DUE AFTER DECEMBER 31, 2003
                                           --------------------------------------------
                                            FIXED           ADJUSTABLE           TOTAL
                                            -----           ----------           -----
                                                       (DOLLARS IN THOUSANDS)

Commercial loans....................       $ 1,417            $ 238             $ 1,655
                                           =======            =====             =======



     ORIGINATION OF LOANS. The Association's mortgage lending activities are conducted through its home office and its branch office. Although the Association may originate both adjustable-rate and fixed-rate mortgage loans, a substantial majority of the Association's loan originations have been fixed-rate mortgage loans. The Association's ability to originate loans depends upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. The Association has not emphasized the origination of adjustable-rate mortgage loans due to the relatively low demand for such loans in the Association's primary market area. The Association sells a portion of the mortgage loans that it originates, primarily to Freddie Mac, and retains only loans that bear an interest rate above levels established from time to time by the Association's board of directors based on current market rates. At December 31, 2002, there were no single-family residential mortgage loans categorized as held-for-sale. The Association also emphasizes the origination of home equity loans and construction loans secured primarily by owner-occupied properties.

     The following table sets forth the Association's loan originations, purchases, sales and principal repayments for the periods indicated:


                                                         FOR THE YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------
                                                    2002                 2001               2000
                                                ------------         ------------       -----------
                                                              (DOLLARS IN THOUSANDS)

Loans at beginning of period...................   $78,791               $86,265            $73,324
                                                  -------               -------            -------
   Originations:
      Real estate:
         Single-family.........................    14,447                23,462             16,938
         Multi-family and commercial...........       450                   458                313
         Construction..........................       306                 1,034              1,137
         Consumer..............................     5,063                 8,367             12,071
         Commercial............................       120                    27                389
                                                  -------               -------            -------
            Total loans originated.............    20,386                33,348             30,848
                                                  -------               -------            -------

   Principal loan repayments and prepayments...   (16,180)              (29,166)           (17,459)
      Loan sales...............................   (20,005)              (11,430)              (410)
      Transfers to REO.........................      (151)                 (145)                --
      Change in unearned origination fees......      (288)                  (62)               (53)
      Change in allowance for loan losses......        12                   (19)                15
                                                  -------               -------            -------

Net loan activity..............................   (16,226)               (7,474)            12,941
                                                  -------               -------            -------
      Loans at end of period(1)................   $62,565               $78,791            $86,265
                                                  =======               =======            =======



-----------------------
(1) Loans at end of period include loans in process of $116,000, $688,000 and $814,000 for fiscal years 2002, 2001 and 2000, respectively.


     SINGLE-FAMILY MORTGAGE LENDING. The primary lending activity of the Association has been and continues to be the origination of permanent conventional mortgage loans secured by single-family residences located in the Association's primary market area. The Association sells a portion of the fixed-rate loans that it originates. The Association retains the servicing rights on the loans it sells. The Association retains fixed-rate loans with a rate of interest higher than the level established by the Association's board of directors as high in relation to the current market based on Freddie Mac's levels. At December 31, 2002, the Association retained 30-year loans with a rate of interest of 7.5% or higher and 15-year loans with a rate of interest of 7.0% or higher. The Association generally retains for its portfolio any adjustable rate mortgage ("ARM") loans that it originates. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from the Association's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Association primarily originates fixed-rate loans in the current low interest rate environment, but also offers adjustable-rate mortgage loans. At December 31, 2002, single-family mortgage loans totaled $48.5 million, or 76.9% of total loans at such date. At that date, of the Association's mortgage loans secured by single-family residences, $29.8 million, or 61.6%, were fixed-rate loans.

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

     On a limited basis, the Association originates commercial real estate loans that are generally secured by properties used for business or religious purposes such as farms, churches, small office buildings or retail facilities located in its primary market area. The Association's underwriting procedures provide that commercial real estate loans may be made in amounts up to 70% of the appraised value of the property. The Association's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Association considers the net operating income of the property, the debt service ratio and the borrower's expertise, credit history and profitability. The largest commercial real estate loan in the Association's portfolio at December 31, 2002 was $250,000. The loan was current and performing in accordance with its contractual terms at December 31, 2002.

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

     The Association's multi-family and commercial real estate loan portfolio at December 31, 2002 totaled $1.5 million or 2.3% of gross loans receivable.

     COMMERCIAL LENDING. On a very limited basis, the Association makes commercial business loans generally secured by business equipment, inventory, accounts receivable and other business assets. At December 31, 2002, the Association's commercial loan portfolio was $120,000, or .2% of gross loans receivable, none of which were in non-accrual status. The Association does not currently anticipate that commercial lending activities will significantly increase in the immediate future.

     CONSTRUCTION AND LAND LENDING. The Association generally originates construction and land development loans to contractors and individuals in its primary market area. The Association's construction loans primarily are made to finance the construction of owner-occupied single-family residential properties and, to a significantly lesser extent, individual properties built by developers for future sale. The Association's construction loans to individuals are primarily fixed-rate loans which, after a four-month construction period, convert to permanent loans with maturities of up to 30 years. The Association's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences. The Association requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Association requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction and land loan in the Association's portfolio at December 31, 2002 had a balance of $128,000 and is secured by a mortgage. This loan is currently performing in accordance with its terms. At December 31, 2002, the Association had $189,000 of construction and land loans totaling .3% of the Association's gross loans receivable.

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

     CONSUMER AND OTHER LENDING. The Association's originated consumer loans generally consist of automobile loans, second mortgage loans, home equity loans and loans secured by deposits. The Association originates a relatively small number of home equity lines of credit, which are generally ARM loans with the rate adjusting monthly at 2% above the prime rate of interest as disclosed in The Wall Street Journal. At December 31, 2002, the Association's consumer loan portfolio was $12.8 million, or 20.3%, of gross loans receivable.

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

     The Association's Classification of Assets Committee reviews and classifies the Association's assets on a quarterly basis and the Board of Directors reviews the results of the reports on a quarterly basis. The Association classifies assets in accordance with the management guidelines described above. At December 31, 2002, the Association had no assets designated as special mention, $1.38 million of assets classified as substandard consisting of 24 loans, and no assets classified as doubtful and loss.

     The following table(1) sets forth the delinquencies in the Association's loan portfolio as of the dates indicated.

                                               DECEMBER 31, 2002                        DECEMBER 31, 2001
                                    --------------------------------------   ---------------------------------------
                                        60-89 DAYS         90 DAYS OR MORE         60-89 DAYS        90 DAYS OR MORE
                                   -------------------    ----------------   ------------------ --------------------
                                     NUMBER   PRINCIPAL   NUMBER  PRINCIPAL    NUMBER  PRINCIPAL   NUMBER  PRINCIPAL
                                       OF    BALANCE OF     OF    BALANCE OF     OF    BALANCE OF    OF    BALANCE OF
                                      LOANS     LOANS      LOANS    LOANS      LOANS     LOANS      LOANS    LOANS
                                   --------  -----------  ------  ----------   ------  --------    -------  --------
                                                             (DOLLARS IN THOUSANDS)

  Real estate loans:
     Single-family..............        10       $559       10       $761         5       $134        --         --
     Multi-family and commercial                                                 --         --        --         --
  Consumer Loans:
     Home equity loans and
     lines of credit............                                                 --         --        --         --
     Automobile.................         1          5        3         19         2         10        --         --
     Unsecured lines of credit..                             1          1        --         --        --         --
     Other......................         2          6                             7          1        --         --
  Commercial Loans..............        --         --       --         --        --         --        --         --
                                        --       ----       --       ----        --       ----        --         --
        Total...................        13       $570       14       $781        14       $145        --         --
                                        ==       ====       ==       ====        ==       ====        ==         ==
  Delinquent loans to total
    loans.......................                          0.90%                           0.18%


----------------------------
(1) The table does not include delinquent loans less than 60 days past due. At December 31, 2002 and 2001, total loans past due 30 to 59 days amounted to $517,000 and $662,000, respectively.

     NON-PERFORMING ASSETS AND IMPAIRED LOANS. The following table sets forth information regarding non-accrual loans and real estate owned ("REO"). At December 31, 2002, non-accrual loans totaled $781,000 consisting of 14 loans. It is the policy of the Association to cease accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest. At December 31, 2002, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $88,954. At December 31, 2002 and 2001, the Association had no impaired loans.

                                                                           AT DECEMBER 31,
                                                                           ---------------
                                                                    2002          2001       2000
                                                                    ----          ----       ----
                                                                        (DOLLARS IN THOUSANDS)
Non-accruing loans:
   Single-family real estate....................................    $761          $871      $465
   Consumer.....................................................      20            12        24
   Commercial...................................................      --            --        --
                                                                    ----          ----      ----
      Total(1)..................................................     781           883       489
Real estate owned (REO).........................................       0            98        --
Other repossessed assets........................................       2             4        --
                                                                    ----          ----      ----
      Total nonperforming assets(2).............................     783           985       489
Troubled debt restructurings....................................       0            --        --
                                                                    ----          ----      ----
Troubled debt restructurings and total nonperforming assets.....    $783          $985      $489
                                                                    ====          ====      ====
Total nonperforming loans and troubled debt restructurings
   as a percentage of total loans...............................    1.24%         1.11%     0.56%
Total nonperforming assets and troubled debt restructurings
   as a percentage of total assets..............................    0.70%         0.81%     0.35%


------------------------
(1)  Total non-accruing loans equals total nonperforming loans.
(2) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.

     ALLOWANCE FOR LOAN LOSSES. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Association's loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Association's allowance for loan losses. Such agencies may require the Association to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 2002, the Association's allowance for loan losses was .57% of gross loans receivable as compared to 0.47% as of December 31, 2001. The Association had non-accrual loans of $781,000 and $883,000 at December 31, 2002 and December 31, 2001, respectively. The Association will continue to monitor and modify its allowances for loan losses as conditions dictate.

     The following table sets forth activity in the Association's allowance for loan losses for the periods indicated.


                                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                              2002               2001               2000
                                                          -------------   ------------------   -------------
                                                                       (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of year.............      $373               $354               $369
Charged-off loans:
   Single-family real estate.............................        --                 --                 --
   Multi-family and commercial real estate...............        --                 --                 --
   Consumer..............................................        35                 53                 22
                                                              -----              -----              -----
      Total charged-off loans............................        35                 53                 22
Recoveries on loans previously charged off:
   Single-family real estate.............................        --                 --                 --
   Consumer..............................................         4                 10                  7
                                                              -----              -----              -----
      Total recoveries...................................         4                 10                  7
Net loans charged-off....................................        31                 43                 15
Provision for loan losses................................        19                 62                 --
                                                              -----              -----              -----
Allowance for loan losses, end of period.................      $361               $373              $ 354
                                                              =====              =====              =====

Allowance for loan losses to total loans.................      0.57%              0.47%              0.41%
Allowance for loan losses to nonperforming loans
   and troubled debt restructuring.......................     46.10%             42.24%             72.39%
Net loans charged-off to allowance
   for loan losses.......................................      8.60%             11.53%              4.24%
Net loans charged-off to average loans...................      0.05%              0.05%              0.02%


     The following table sets forth the Association's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and to total loans.

                                                             AT DECEMBER 31,
                         -----------------------------------------------------------------------------------------
                                     2002                          2001                          2000
                         -----------------------------------------------------------------------------------------
                                     % OF     PERCENT             % OF      PERCENT             % OF      PERCENT
                                   ALLOWANCE  OF LOANS           ALLOWANCE  OF LOANS          ALLOWANCE   OF LOANS
                                    IN EACH   IN EACH            IN EACH    IN EACH            IN EACH    IN EACH
                                   CATEGORY   CATEGORY           CATEGORY   CATEGORY          CATEGORY    CATEGORY
                                   TO TOTAL   TO TOTAL            TO TOTAL  TO TOTAL          TO TOTAL    TO TOTAL
                          AMOUNT   ALLOWANCE  LOANS     AMOUNT   ALLOWANCE  LOANS     AMOUNT  ALLOWANCE   LOANS
                          ------   ---------  --------  ------   ---------  -------   ------  ---------   --------
                                                          (DOLLARS IN THOUSANDS)

Real estate..............    $296     82.00%   79.54%    $280      75.07%    77.16%    $276    77.97%      75.85%
Consumer.................      64     17.73    20.27       90      24.13     22.61       66    18.64       23.77
Commercial...............       1      0.27     0.19        3       0.80      0.23       12     3.39        0.38
Unallocated..............      --        --       --       --         --        --       --       --          --
                             ----    ------   ------     ----     ------    ------     ----   ------       ------
   Total allowance for
      loan losses........    $361    100.00%  100.00%    $373     100.00%   100.00%    $354   100.00%      100.00%
                             ====    ======   ======     ====     ======    ======     ====   ======       ======


REAL ESTATE OWNED

     At December 31, 2002, the Association had no real estate owned.

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

     The investment policy of the Association as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Association's lending activities. The Association's policies generally limit investments to government and federal agency securities. The Association's policies provide the authority to invest in United States Treasury and federal agency securities meeting the Association's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof. The Association funds such investments not only through payments on deposit accounts and the proceeds from the repayment of loans and the Association's operations, but also through FHLB advances. The success of such use of FHLB advances depends on management's ability to maintain a positive spread between the interest earned on the investment securities and the interest cost of the FHLB advances. At December 31, 2002, the Association had investment and mortgage-backed securities with a carrying value of $19.3 million and a market value of $19.6 million. At December 31, 2002, the Association had $1.4 million in mortgage-backed and investment securities classified as available-for-sale and $17.8 million in investment and mortgage-backed securities classified as held-to-maturity. Of the Association's mortgage-backed securities, $1.4 million had adjustable rates at December 31, 2002.

     At December 31, 2002, all of the Association's mortgage-backed securities were insured or guaranteed by either Freddie Mac, Fannie Mae or Ginnie Mae. In addition, the Association owned one CMO which failed a stress test at December 31, 2002. The security failed the portion of the test in which the life of the security would shorten beyond the prescribed limit in the event interest rates drop 200 basis points or more. The security failed the portion of the test in which the percentage change in price would drop more than the prescribed amount in the event interest rates rise 300 basis points or more. The risk involved is the inability to sell the security to reinvest at more favorable rates. Management does not consider these security to be high risk.

     The following table sets forth certain information regarding the amortized cost and fair value of the Association's securities at the dates indicated.


                                                                         AT DECEMBER 31,
                                              ----------------------------------------------------------------------
                                                       2002                   2001                    2000
                                              ----------------------- ---------------------- -----------------------
                                               AMORTIZED     FAIR      AMORTIZED    FAIR      AMORTIZED     FAIR
                                                 COST        VALUE       COST       VALUE       COST        VALUE
                                              ------------ ---------- ---------------------- ------------ ----------
                                                                     (DOLLARS IN THOUSANDS)
Investment securities:
   Debt securities held-to-maturity:
   Obligations of U.S. government
      agencies..............................      $ 2,527     $2,557      $ 2,000    $2,017       $7,993    $ 7,866
      Corporate obligations.................        1,996      1,996           --        --           --         --
                                                  -------    -------      -------   -------      -------    -------
            Total...........................        4,523      4,553        2,000     2,017        7,993      7,866
                                                  -------    -------      -------   -------      -------    -------
            Total debt securities...........           --         --        2,000     2,017        7,993      7,866
                                                  -------    -------      -------   -------      -------    -------
Equity securities available for sale:
   Fannie Mae Stock.........................           --         --           78        79           --         --
                                                  -------    -------      -------   -------      -------    -------
Mortgage-related securities:
   Mortgage-related securities held-to-
      maturity:
      Freddie Mac...........................          776        780       12,590    12,750       15,442     15,241
      Fannie Mae............................       12,521     12,834        5,270     5,283        6,454      6,386
      Collateralized Mortgage Obligations...            2          2        3,483     3,478        5,907      5,758
                                                  -------    -------      -------   -------      -------    -------
         Total mortgage-related securities
            held-to-maturity................       13,299     13,616       21,343    21,511       27,803     27,385
                                                  -------    -------      -------   -------      -------    -------
   Mortgage-related securities available-
      for-sale:
      Freddie Mac...........................          152        151          181       178          217        215
      Fannie Mae............................          558        579          753       750        1,223      1,233
      Ginnie Mae............................          685        709        1,056     1,085        1,627      1,642
                                                  -------    -------      -------   -------      -------    -------
         Total mortgage-related
            securities available-for-sale...        1,395      1,439        1,990     2,013        3,067      3,090
                                                  -------    -------      -------   -------      -------    -------
            Total mortgage-related securities      14,694     15,054       23,333    23,524       30,870     30,475
                                                  -------    -------      -------   -------      -------    -------
         Net unrealized gains on
            available-for-sale securities...           44         --           24        --           23         --
                                                  -------    -------      -------   -------      -------    -------
            Total securities................      $19,261    $19,608      $25,435   $25,620      $38,886    $38,341
                                                  =======    =======      =======   =======      =======    =======


     The following table sets forth the Association's securities activities for the periods indicated.

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                2002             2001             2000
                                                             ------------     ------------     ------------
                                                                        (DOLLARS IN THOUSANDS)

INVESTMENT SECURITIES:
   Investment securities, beginning of period(1).............   $25,435           $38,886          $58,503
   Purchases:
      Investment securities -- held-to-maturity..............    21,508                --               --
      Investment securities -- available-for-sale............       290               233              174
   Sales:
      Investment securities -- available-for-sale............      (386)             (230)            (227)
   Calls, maturities and payments:
      Investment securities -- held-to-maturity..............   (27,056)          (12,493)         (18,950)
      Investment securities -- available-for-sale............      (594)           (1,077)            (788)
   Net increase (decrease) in premium amortization and
     discount accretion......................................        44               114              191
   Net increase (decrease) in unrealized gain (loss).........        20                 2              (17)
   Net increase (decrease) in investment securities..........   $(6,174)          $13,451         $(19,617)
                                                                -------           -------          -------
   Investment securities, end of period......................   $19,261           $25,435          $38,886
                                                                =======           =======          =======


-------------------
(1)  Includes mortgage-related securities.

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Association's investment securities and mortgage-related securities as of December 31, 2002.

                                                                    AT DECEMBER 31, 2002
                                        -----------------------------------------------------------------------
                                                                       MORE THAN               MORE THAN
                                                                       ONE YEAR               FIVE YEARS
                                           ONE YEAR OR LESS         TO FIVE YEARS            TO TEN YEARS
                                        ----------------------- ----------------------- -----------------------
                                                    WEIGHTED                 WEIGHTED                WEIGHTED
                                        CARRYING     AVERAGE    CARRYING      AVERAGE    CARRYING    AVERAGE
                                          VALUE       YIELD       VALUE       YIELD       VALUE       YIELD
                                        ---------- ------------ ----------  ----------- ----------- -----------
                                                                   (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   Investment securities:
      Obligations of U.S.
         government agencies.........    $    509      3.21%     $   2,018     3.30%
   Corporate obligations                 $  1,996      2.12%
   Mortgage-related securities:
      Freddie Mac....................                                                     $   693      6.00%
      Fannie Mae.....................                                1,286     4.76%        1,516      6.01%
      Collateralized Mortgage
         Obligations.................
                                         --------                 --------                -------
         Total securities at
           amortized cost...........     $  2,505      2.34%      $  3,304     3.87%      $ 2,209      6.01%
                                         ========                 ========                =======
Available-for-sale securities:
   Mortgage-related securities:
      Freddie Mac....................
      Fannie Mae.....................
      Ginnie Mae.....................

         Total securities at fair
           value.....................




                                                      AT DECEMBER 31, 2002
                                        ------------------------------------------------
                                               MORE THAN
                                              TEN YEARS                  TOTAL
                                        ----------------------- ------------------------
                                                     WEIGHTED                WEIGHTED
                                         CARRYING    AVERAGE     CARRYING     AVERAGE
                                          VALUE       YIELD       VALUE        YIELD
                                        ----------- ----------- ----------- ------------
                                                     (DOLLARS IN THOUSANDS)
Held-to-maturity securities:
   Investment securities:
      Obligations of U.S.
         government agencies.........                            $ 2,527        3.28%
   Corporate obligations                                           1,996        2.12%
   Mortgage-related securities:
      Freddie Mac....................        83        7.00%         776        6.11%
      Fannie Mae.....................     9,719        6.59%      12,521        6.33%
      Collateralized Mortgage
         Obligations.................         2        6.50%           2        6.50%
                                        -------                  -------
         Total securities at
           amortized cost...........    $ 9,804        6.59%     $17,822        5.42%
                                        =======                  =======
Available-for-sale securities:
   Mortgage-related securities:
      Freddie Mac....................   $   151        4.35%     $   151        4.35%
      Fannie Mae.....................       579        5.45%         579        5.45%
      Ginnie Mae.....................       709        6.70%         709        6.70%
                                        -------                  -------
         Total securities at fair
           value.....................   $ 1,439        5.95%     $ 1,439        5.95%
                                        =======                  =======


SOURCES OF FUNDS

     GENERAL. Deposits, loan repayments and prepayments and cash flows generated from operations are the primary sources of the Association's funds for use in lending, investing and for other general purposes. The Association has historically also used FHLB advances as a source of funds.

     DEPOSITS. The Association offers a variety of deposit accounts with a range of interest rates and terms. The Association's deposits consist of passbook accounts, savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended December 31, 2002, certificates of deposit constituted 55.8% of total average deposits. The term of the certificates of deposit offered by the Association vary from six months to four years and the offering rates are established by the Association on a weekly basis. Once a certificate account is established, no additional amounts are permitted to be deposited in that account, with the exception of Individual Retirement Account certificates. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2002, the Association had $21.9 million of certificate accounts maturing in less than one year. The Association expects that most of these accounts will be reinvested and does not believe that there are any material risks associated with the respective maturities of these certificates. The Association's deposits are obtained predominantly from the area in which its banking offices are located. The Association relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions significantly affect the Association's ability to attract and retain deposits.

     The following table presents the deposit activity of the Association for the periods indicated:

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------
                                                            2002              2001             2000
                                                         ------------      -----------      ------------
                                                                     (DOLLARS IN THOUSANDS)

Increase (decrease) before interest credited.........       $  (504)          $  (508)         $(2,503)
Interest credited....................................         1,982             2,679              667
                                                            -------           -------          -------
Net increase (decrease)..............................       $ 1,478           $ 2,171          $(1,836)
                                                            =======           =======          =======



     At December 31, 2002, the Association had $5.1 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                                                  WEIGHTED
                                                                  AVERAGE
 MATURITY PERIOD                                AMOUNT              RATE
------------------                            -----------       ------------
                                                 (DOLLARS IN THOUSANDS)

Three months or less.................             $1,090            5.17%
Over 3 through 6 months..............                210            3.61%
Over 6 through 12 months.............                599            3.29%
Over 12 months.......................              3,222            3.89%
                                                   -----
      Total..........................             $5,121            4.07%
                                                  ======

     The following table sets forth the distribution of the Association's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented and such information at December 31, 2002. Averages for the periods presented utilize month-end balances.

                                                           FOR THE YEAR ENDED DECEMBER 31,
                            ----------------------------------------------------------------------------------------------
                                         2002                          2001                             2000
                            -------------------------------------------------------------  -------------------------------
                                      PERCENT OF                    PERCENT OF                    PERCENT OF
                                         TOTAL    AVERAGE              TOTAL     AVERAGE             TOTAL      AVERAGE
                             AVERAGE    AVERAGE     RATE   AVERAGE    AVERAGE     RATE     AVERAGE   AVERAGE     RATE
                             BALANCE    DEPOSITS    PAID   BALANCE    DEPOSITS    PAID     BALANCE  DEPOSITS     PAID
                             -------    --------  ------   -------    --------   ------    -------  --------    ------
                                                               (DOLLARS IN THOUSANDS)

NOW accounts..............   $ 8,748      11.43%    1.66%  $ 8,611      11.28%    1.64%     $5,496     7.54%      3.09%
Money market accounts.....     7,038       9.20%    1.49     7,038       9.22     3.38       5,813     7.98       4.58
Savings accounts..........    17,653      23.07%    1.69    17,653      23.12     2.42      19,849    27.23       2.81
Certificates of deposit...    42,338      55.32%    4.63    42,338      55.46     5.76      40,271    55.25       5.51
Non-interest-bearing
deposits:
   Demand deposits........       754       0.99%      --       702       0.92       --       1,461     2.00         --
                              ------      -----             ------      -----               ------    -----
      Total average
        deposits..........   $76,531     100.00%    3.31%  $76,342     100.00%    4.29%    $72,890   100.00%      4.43%
                             =======     ======            =======     ======              =======   ======



     The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding.


                                      PERIOD TO MATURITY FROM DECEMBER 31, 2002                  AT DECEMBER 31,
                               -------------------------------------------------------- ---------------------------------
                                                         TWO TO     OVER
                               LESS THAN     ONE TO       THREE     THREE
                                ONE YEAR    TWO YEARS     YEARS     YEARS      TOTAL       2001      2000         1999
                               ---------   ----------    -------   -------    --------   --------   -------     --------
                                                                 (DOLLARS IN THOUSANDS)
CERTIFICATE ACCOUNTS:
   0 to 3.99%................    $12,638      $ 9,821     $  107     $  793   $23,359      $ 5,725   $    99     $    20
   4.00 to 4.99%.............      5,108        2,520      1,675      2,864    12,167       11,271     6,357      13,448
   5.00 to 5.99%.............      2,465          499        457                3,421       17,299    16,406      25,292
   6.00 to 6.99%.............      1,487           60                           1,547        6,447    13,694       2,383
   7.00 to 7.99%.............        160                                          160        2,690     3,010          --
   Over 8.00%................         52            5         --         10        67          240       374          96
                                 -------      -------     ------     ------   -------      -------   -------     -------
      Total certificate
        accounts.............    $21,910      $12,905     $2,239     $3,667   $40,721      $43,672   $39,940     $41,239
                                 =======      =======     ======     ======   =======      =======   =======     =======



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

     The following table sets forth certain information regarding the Association's borrowed funds at or for the periods ended on the dates indicated:


                                                                               AT OR FOR THE YEAR ENDED
                                                                                     DECEMBER 31,
                                                                    ------------------------------------------------
                                                                        2002             2001             2000
                                                                    --------------   --------------  ---------------
                                                                                (DOLLARS IN THOUSANDS)
 FHLB advances and other borrowings:
   Average balance outstanding..................................     $   13,802       $  31,367        $ 38,815
   Maximum amount outstanding at any month-end
      during the period.........................................         12,370          36,678          40,536
   Balance outstanding at end of period.........................         11,430          18,393          40,536
   Weighted average interest rate during the period.............           4.81%           5.00%           5.74%
   Weighted average interest rate at end of period..............           5.53%           4.62%           5.74%



SUBSIDIARY ACTIVITIES

     As of December 31, 2002, the Company maintained the Association as a wholly owned subsidiary. The Association has no subsidiaries.

PERSONNEL

     As of December 31, 2002, the Association had 30 full-time employees and 8 part-time employees. The employees are not represented by a collective bargaining unit and the Association believes it has a good relationship with its employees.

                SELECTED FINANCIAL AND OTHER DATA OF THE COMPANY

     The selected financial and other data of the Company set forth below is derived in part from, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto presented elsewhere in this report.

                                                                          AT DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                   2002          2001          2000          1999           1998
                                                -----------   -----------   ------------  ------------  -------------
                                                                       (DOLLARS IN THOUSANDS)
SELECTED FINANCIAL DATA:
   Total assets.............................    $  110,519      $120,927      $140,933      $142,497       $133,436
   Cash and cash equivalents................        12,879         4,380         2,930         4,928         26,026
   Loans, net(1)............................        62,565        78,791        86,265        73,177         64,101
   Securities held-to-maturity:
      Mortgage-related securities, net......        13,299        21,343        27,803        33,216         30,137
      Investment securities, net............         4,523         2,000         7,993        21,492          2,492
   Securities available-for-sale:
      Mortgage-related securities, net......         1,439         2,013         3,090         3,770          4,970
      Investment securities, net............            --            79            --            25            179
   Deposits.................................        74,690        76,168        73,997        75,833         84,638
   FHLB advances............................        11,430        18,393        40,536        36,419         16,029
   Total equity.............................        17,583        18,160        17,833        29,200         31,773
   Real estate owned, net...................            --            98            --            11             --
   Nonperforming assets and troubled
      debt restructurings...................           781           985           489           104             39



                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------------------------------------------
                                                   2002          2001           2000          1999          1998
                                                 ----------    ----------    -----------   -----------   -----------
                                                                       (DOLLARS IN THOUSANDS)

SELECTED OPERATING DATA:
   Total interest income....................        $7,083        $9,588         $9,834        $9,303        $8,787
   Interest expense.........................         3,470         5,308          5,802         4,714         4,963
                                                     -----         -----          -----         -----         -----
      Net interest income...................         3,613         4,280          4,032         4,589         3,824
   Provision for loan losses................            19            62             --            --           154
                                                     -----         -----          -----         -----         -----
      Net interest income after provision
         for loan losses....................         3,594         4,218          4,032         4,589         3,670
   Non-interest income:
      Net gain (loss) on sale of securities.            16            15             10            38            21
      Other.................................           664           179            284           276           318
                                                     -----         -----          -----         -----         -----
         Total non-interest income..........           680           194            294           314           339
   Non-interest expense.....................         3,287         3,502          3,900         4,956         3,681
                                                     -----         -----          -----         -----         -----
   Income (loss) before income taxes........           987           910            426           (53)          328
   Income taxes.............................           313           312            150           (11)          117
                                                     -----         -----          -----         -----         -----
         Net income (loss)..................        $  674         $ 598          $ 276         $ (42)        $ 211
                                                    ======         =====          =====         =====         =====


                                                    (See footnotes on next page)

                                                                 AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------------------
                                                        2002         2001         2000        1999          1998
                                                     -----------  -----------  -----------  ----------   -----------
SELECTED OPERATING RATIOS AND OTHER DATA:

PERFORMANCE RATIOS:
   Average yield on interest-earning assets(3)....         7.00%        7.71%        7.42%       6.97%       7.44%
   Average rate paid on interest-bearing
     liabilities..................................         3.64         4.66         5.01        4.55        4.73
   Average interest rate spread(4)................         3.36         3.05         2.21        2.42        2.71
   Net interest margin(5).........................         3.57         3.44         2.96        3.44        3.31
   Ratio of interest-earning assets to
      interest-bearing liabilities................       106.09       109.07       120.16      127.68      112.43
   Efficiency ratio(6)............................        76.85        78.54        90.36      101.75       88.87
   Non-interest expense as a percent of average
      Assets......................................         2.85         2.63         2.82        3.60        3.03
   Return on average assets.......................         0.58         0.45         0.20       (0.03)       0.17
   Return on average equity.......................         3.76         3.32         1.27       (0.14)       1.41
   Ratio of average equity to average assets......                     13.54        15.68       22.48       12.36
   Earnings per shares(7).........................         0.44         0.38         0.17       (0.02)         --

REGULATORY CAPITAL RATIOS:
   Tangible capital ratio.........................        18.90        18.40        15.60       15.10       16.10
   Core capital ratio.............................        18.90        18.40        15.60       15.10       16.10
   Risk-based capital ratio.......................        38.60        35.70        32.40       34.10       36.80

ASSET QUALITY RATIOS:
   Nonperforming loans and troubled debt
      restructurings as a percent of total
      loans(8)....................................         1.24         1.11         0.56        0.13        0.06
   Nonperforming assets and troubled debt
      restructurings as a percent of total
      assets(9)...................................         0.70         0.81         0.35        0.07        0.03
   Allowance for loan losses as a percent
      of total loans..............................         0.57         0.47         0.41        0.50        0.59
   Allowance for loan losses as a percent of
      nonperforming loans and troubled debt
      restructurings(1)(8)........................         0.46%        0.42%        0.72%       3.97%       9.72%

FULL SERVICE OFFICES AT END OF PERIOD.............            2            2            3           4           6

-------------------------
(1) Loans, net, represents gross loans receivable and loans held for sale net of the allowance for loan losses, loans in process and deferred loan origination fees. The allowance for loan losses at December 31, 2002, 2001, 2000, 1999 and 1998 was $361,000, $373,000, $354,000, $369,000 and
     $379,000, respectively.
(2) Asset Quality Ratios and Regulatory Capital Ratios are end of period ratios. With the exception of end of period ratios, all ratios are based on average monthly balances during the indicated periods.
(3) Calculations of yield are presented on a taxable equivalent basis using the Federal income tax rate of 34%.
(4) The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(5) The net interest margin represents net interest income as a percent of average interest-earning assets.
(6) Equals non-interest expense divided by net interest income plus non-interest income (excluding gains or losses on securities transactions).
(7)  Earnings per shares is not applicable for 1998.
(8) Non-performing loans consist of all non-accrual loans and all other loans 90 days or more past due. The Association ceases to accrue interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and to charge off all accrued interest.
(9) Non-performing assets consist of non-performing loans, other repossessed assets and REO.

                           REGULATION AND SUPERVISION

GENERAL

     As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision ("OTS"). The Association is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Association is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Association must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Association's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Association and their operations. Certain regulatory requirements applicable to the Association and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Association and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Association continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings association subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Association Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

     ACQUISITION OF THE HOLDING COMPANY. Under the Federal Change in Bank Control Act ("CIBCA"), a notice must be submitted to the OTS if any person (including a company), or group acting in concert, seeks to acquire 10% or more of the Company's outstanding voting stock, unless the OTS has found that the acquisition will not result in a change of control of the Company. Under the CIBCA, the OTS has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that acquires control would then be subject to regulation as a savings and loan holding company.

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

     CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS examination rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest CAMELS rating), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. The OTS regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

     The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2002, the Association met each of its capital requirements.

     The following table presents the Association's capital position at December 31, 2002:

                                                              EXCESS                     CAPITAL
                                                         -----------------  ----------------------------------
                         ACTUAL           REQUIRED         (DEFICIENCY)         ACTUAL           REQUIRED
                         CAPITAL           CAPITAL            AMOUNT            PERCENT           PERCENT
                    ------------------  --------------   -----------------  ----------------  ----------------
                                                     (DOLLARS IN THOUSANDS)

Tangible............          $20,802          $1,651             $19,151            18.89%           1.5%
                              =======          ======             =======            ======   ============
Core (Leverage).....          $20,802          $4,403             $16,399            18.89%             4%
                              =======          ======             =======            ======   ============
Risk-based..........          $21,163          $4,385             $16,778            38.60%             8%
                              =======          ======             =======            ======   ============



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

     INSURANCE OF DEPOSIT ACCOUNTS. The Association is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During fiscal 2002, FICO payments for SAIF members approximated 1.75 basis points of assessable deposits.

     The Association's assessment rate for the fiscal year 2002 was .0001715 and the total assessment paid for this period (including the FICO assessment) was $13,571. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Association. Management cannot predict what insurance assessment rates will be in the future.

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

     LOANS TO ONE BORROWER. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2002, the Association's limit on loans to one borrower was $5.2 million, and the Association's largest aggregate outstanding balance of loans to one borrower was $450,000.

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

     A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2002, the Association maintained 93% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     LIMITATION ON CAPITAL DISTRIBUTIONS. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Association's capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Association's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

     ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Association's latest quarterly thrift financial report. The assessments paid by the Association for the fiscal year ended December 31,2002 totaled $38,215.

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

     The recently enacted Sarbanes Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Association to its executive officer's and directors in compliance with federal banking laws. Under such laws the Association's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Association may make to insiders based, in part, on the Association's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

FEDERAL HOME LOAN BANK SYSTEM

     The Association is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Association, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Association was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2002 of $3.5 million.

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

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Association complies with the foregoing requirements.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     GENERAL. The Company and the Association report their income on a fiscal year, consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Association's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Association or the Company. For its 2002 taxable year, the Association is subject to a maximum federal income tax rate of 34%.

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


                                                                                            NET BOOK VALUE
                                                            ORIGINAL                        OF PROPERTY OR
                                             LEASED           YEAR           DATE OF          LEASEHOLD
                                               OR          LEASED OR          LEASE        IMPROVEMENTS AT
  LOCATION                                   OWNED          ACQUIRED        EXPIRATION    DECEMBER 31, 2002
-------------                              ----------    --------------   -------------   -----------------
                                                                                           (IN THOUSANDS)
ADMINISTRATIVE/HOME OFFICE:
601 Main Street
Wellsville, Ohio 43968                         Owned          1989             --                   $409

BRANCH OFFICE:
49028 Foulks Drive
East Liverpool, Ohio 43920                     Owned          1979             --                   $221



ITEM 3. LEGAL PROCEEDINGS.

     Neither the Company nor the Association is a party to any pending legal proceedings. Periodically, there have been various claims and lawsuits involving the Association, such as claims to enforce liens, condemnation proceedings on properties in which the Association holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Association's business. The Association is not a party to any pending legal proceedings that it believes would have a material adverse effect on the financial condition or operations of the Association.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's common stock is traded on the Nasdaq SmallCap Market under the symbol "GCFC." As of December 31, 2002, there were 1,645,921 shares of common stock outstanding and 580 stockholders, excluding persons or entities who hold stock in nominee or "street name." Dividend payments by the Company are dependent primarily on dividends received by the Company from the Association. Under federal regulations, the dollar amount of dividends the Association may pay is dependent upon its capital position and recent net income. Generally, if the Association satisfies its regulatory capital requirements, it may make dividend payments up to the limits prescribed in the OTS regulations. However, institutions that have converted to the stock form of ownership may not declare or pay a dividend on, or repurchase any of, its common stock if the effect thereof would cause the regulatory capital of the institution to be reduced below the amount required for the liquidation account which was established in the conversion in accordance with the OTS regulations.

     The table below shows the price range of common stock and dividends paid for the years ended December 31, 2002 and 2001. This information was provided by the Nasdaq SmallCap Market.


                                         FISCAL 2002                                     FISCAL 2001
                         ---------------------------------------------    ------------------------------------------
                            HIGH            LOW           DIVIDENDS          HIGH            LOW          DIVIDENDS
                         -----------  --------------  ---------------    -----------     -----------    ------------

First Quarter.......        $11.00         $ 9.90            $0.09           $14.50          $9.00          $0.07
Second Quarter......         11.36          10.40             0.09            10.50           8.90           0.07
Third Quarter.......         10.79           9.03             0.09             9.87           8.51           0.08
Fourth Quarter......         10.00           9.10             0.09            10.25           8.51           0.09


     The information set forth under the section captioned "Proposal 2. Ratification of the Grand Central Financial Corp. 2003 Equity Compensation Plan" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 23, 2003 at page 14 is incorporated herein by reference.


--------------------------------------------------------------------------------------------------------------------
Plan category                  Number of securities to     Weighted-average exercise    Number of securities
                               be issued upon exercise     price of outstanding         remaining available for
                               of outstanding options,     options, warrants and        future issuance under
                               warrants and rights         rights                       equity compensation plans
                                                                                        (excluding securities
                                                                                        reflected in column (a))
                               (a)                         (b)                          (c)
--------------------------------------------------------------------------------------------------------------------
- Equity compensation              182,497                       $9.22
  plans approved by security
  holders
                                                                                                     --
--------------------------------------------------------------------------------------------------------------------
- Equity compensation
  plans not approved by
  security holders                    --                            --                               --
--------------------------------------------------------------------------------------------------------------------
Total                              182,497                       $9.22                               --
--------------------------------------------------------------------------------------------------------------------


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

     As part of the Company's long-term growth strategy, the Company currently anticipates that it will consider expansion into one or more additional geographic markets. In connection with such expansion, the Company would expect to increase the Company's Board of Directors by adding one or more directors familiar with such a new market or markets. The Company's Board of Directors has authorized the issuance by the Company of additional shares of the Company's common stock through a private placement. The number of such shares to be issued is expected to equal up to, but be less than, 20 percent of the total number of shares outstanding on the date of the issuance of the new shares. The price at which such shares would be issued is expected to equal the book value of the outstanding shares at the time of issuance. The new shares are expected to be issued to accredited investors, who have previously expressed an interest in purchasing shares in Founders Capital Corporation, which was founded by the Company's Chairman and Chief Executive Officer.

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

     QUANTITATIVE ASPECTS OF MARKET RISK. As part of its interest rate risk analysis, the Association uses an interest rate sensitivity model which generates estimates of the change in the Association's net portfolio value ("NPV") over a range of interest rate scenarios and which is prepared by the OTS on a quarterly basis. NPV is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such analysis using its own model, based upon data submitted on the Association's quarterly Thrift Financial Reports, including estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Association's NPV as of December 31, 2002, as calculated by the OTS.

     The following table sets forth the Association's NPV as of December 31, 2002, as calculated by the OTS.


                                             NET PORTFOLIO VALUE
                              ----------------------------------------------       NPV AS A % OF PORTFOLIO
                                           (DOLLARS IN THOUSANDS)                      VALUE OF ASSETS
    CHANGE IN INTEREST                                                             -----------------------
   RATES IN BASIS POINTS                                                           NPV
       (RATE SHOCK)            AMOUNT           $ CHANGE            % CHANGE       RATIO           CHANGE
       ------------            ------           --------            --------       -----           ------
            300                   $15,436        $(1,367)              (8)%            14.73%      (75) bp
            200                    16,478           (324)              (2)             15.47        (1) bp
            100                    17,053            250                1              15.80        32  bp
          Static                   16,803             --                --             15.48        --
           (100)                   16,129           (674)              (4)             14.81       (67) bp


     Because of the market rates of interest at December 31, 2002, the NPV for a decline of 200 and 300 basis points cannot be reasonably calculated.

     As illustrated in the table, the Association's NPV declines in a rising interest rate environment. Specifically, the table indicates that, at December 31, 2002, the Association's NPV was $16.80 million (or 15.48% of the market value of portfolio assets) and that, based upon the assumptions utilized, an immediate increase in market interest rates of 200 basis points would result in a $324,000 or 2% decline in the Association's NPV and would result in a 1 basis point or 10.1% decline in the Association's NPV ratio to 15.47%. The percentage decline in the Association's NPV at December 31, 2002 was within the limit in the Association's Board-approved guidelines.

     In evaluating the Association's exposure to interest rate risk, certain shortcomings inherent in the method of analysis presented in the foregoing table must be considered. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. In addition, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Furthermore, in the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their debt may decrease in case of an interest rate increase. Therefore, the actual effect of changing interest rates may differ from that presented in the foregoing table.

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

     AVERAGE BALANCE SHEET. The following table sets forth certain information relating to the Association at and for the years ended December 31, 2002 and 2001. The average yields and costs are derived by dividing income or expense by the average balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods shown, except where otherwise noted, and reflect annualized yields and costs. Average balances are derived from average monthly balances. Management does not believe that the use of average monthly balances instead of average daily balances has caused any material differences in the information presented. The yields and costs include fees which are considered adjustments to yields.

                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                -------------------------------------------------------------------
                                                              2002                              2001
                                                -------------------------------   ---------------------------------
                                                                        AVERAGE                           AVERAGE
                                                 AVERAGE                 YIELD/   AVERAGE                  YIELD/
                                                 BALANCE    INTEREST     RATE     BALANCE      INTEREST     RATE
                                                ---------  ----------- --------  -----------  ---------  ----------
                                                                      (DOLLARS IN THOUSANDS)
INTEREST EARNING ASSETS:
   Investment securities (1):
      Taxable.................................  $ 23,852     $  1,534     6.43%      $ 32,757   $  2,481     7.57%
      Time deposits with other bank...........     7,105          137     1.93          5,646        207     3.67
   Loans (2)..................................    68,847        5,255     7.63         82,676      6,685     8.09
   FHLB stock.................................     3,406          157     4.61          3,224        215     6.67
                                                --------        -----                --------      -----
         Total interest-earning assets........   103,210        7,083     6.86        124,303      9,588     7.71
Non-interest-earning assets...................    12,055                                8,928
                                                --------                             --------
         Total assets.........................  $115,265                             $133,231
                                                ========                             ========

INTEREST-BEARING LIABILITIES:
   Deposits...................................  $ 75,498        2,509     3.32       $ 75,640      3,245     4.29
   FHLB advances and other borrowings.........    13,802          664     4.81         31,367      1,569     5.00
   Loan Payable...............................     6,100          297     4.87          6,850        494     7.21
                                                  ------        -----                 -------      -----
        Total interest-bearing liabilities....    95,400        3,470     3.64        113,857      5,308     4.66

   Non-interest-bearing liabilities...........     1,958                                1,336
                                                   -----                              -------
         Total liabilities....................    97,358                              115,193

   Equity.....................................    17,907                               18,038
                                                  ------                             --------
         Total liabilities and equity.........  $115,265                             $133,231
                                                ========                             ========
   Net interest-earning assets................
   Net interest income/interest rate spread (3)                 3,613     3.22%                   $4,280     3.05%
                                                                =====     =====                   ======     =====
   Net interest margin as a percentage
      of interest-earning assets (4)..........                            3.50%                              3.44%
                                                                          =====                              =====
   Ratio of interest-earning assets
      to interest-bearing liabilities.........   106.09%                               109.17%
                                                 =======                               =======

-----------------------
(1) Includes investment securities available-for-sale and held-to-maturity, mortgage-related securities available-for-sale and held-to-maturity.

(2) Balances are net of deferred loan origination costs, undisbursed proceeds of construction loans in process, and include nonperforming loans.

(3) Net interest rate spread represents the difference between the weighted average yield on interest-earning assets and the weighted average cost of interest-bearing liabilities.

(4) Net interest margin represents net interest income as a percentage of average interest-earning assets.

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



                                                         YEAR ENDED                         YEAR ENDED
                                                      DECEMBER 31, 2002                 DECEMBER 31, 2001
                                                   COMPARED TO YEAR ENDED             COMPARED TO YEAR ENDED
                                                      DECEMBER 31, 2001                  DECEMBER 31, 2000
                                                   ------------------------------  -------------------------------
                                                        INCREASE/                   INCREASE/(DECREASE)
                                                    (DECREASE) DUE TO                     DUE TO
                                                   --------------------            ---------------------
                                                     RATE      VOLUME       NET       RATE      VOLUME      NET
                                                   ---------  ---------  --------  ----------- ---------- --------
                                                                        (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Interest-earning deposits....................    $   --     $    --    $    --    $     --     $ (171)   $ (171)
      Investment securities:
         Taxable................................      (338)       (609)      (947)         --         (1)       (1)
         Non-taxable............................         --         --         --         449       (780)     (331)
         Time deposits with other banks........       (115)         45        (70)       (179)        25      (154)
      Loans.....................................      (359)     (1,071)    (1,430)        217        198       415
      FHLB......................................       (70)         12        (58)        (21)        17        (4)
                                                    ------     -------    -------    --------     ------    ------
         Total interest-earning assets..........    $ (882)    $(1,623)   $(2,505)   $    466     $ (712)   $ (246)
                                                    ======     =======    =======    ========     ======    ======

INTEREST-BEARING LIABILITIES:
   Deposits. . . . . . . . . . . . . . . . . .      $ (730)    $    (6)   $  (736)   $   (104)    $  183    $   79
      FHLB advances and other borrowings               (58)       (847)      (905)       (265)      (395)     (660)
      Loan Payable..............................      (147)        (50)      (197)        (30)       117        87
                                                    ------     -------    -------    --------     ------    ------
         Total interest-bearing liabilities.....      (935)       (903)    (1,838)       (399)       (95)     (494)
                                                    ------     -------    -------    --------     ------    ------
Increase(decrease) in net interest income.......    $   53     $  (720)   $  (667)   $    865     $ (617)   $  248
                                                    ======     =======    =======    ========     ======    ======



COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2002 AND DECEMBER 31, 2001

     Total assets of the Company were $110.5 million at December 31, 2002, compared to $120.9 million at December 31, 2001, representing a decrease of $10.4 million, or 8.6%.

     CASH AND CASH EQUIVALENTS. Cash and cash equivalents increased $8.5 million, from $4.4 million at December 31, 2001 to $12.9 million at December 31, 2002. The increase is due to the additional funds from the reduction in the security and loan portfolios as mentioned below.

     SECURITIES. Total securities decreased $6.2 million, or 24.27%, from $25.4 million at December 31, 2001 to $19.3 million at December 31, 2002. Most of the proceeds from maturing securities, pay-downs, and securities sold were used to pay down Federal Home Loan Bank advances and loans payable during 2002.

     LOANS. Loans, including loans held for sale, decreased $16.2 million, or 20.59% from $78.8 million at December 31, 2001 to $62.6 million at December 31, 2002. Average loans comprised 68.02% of interest-earning assets in 2002 compared to 66.51% in 2001. The increase was due to the decrease in interest-earnings assets from 2001 to 2002. Refinancing was at an all-time high throughout the United States of America and the 30-year fixed mortgage rate hit its lowest rate in over 40 years. As a result, the Company sold long term, relatively low interest rate single-family real estate loans during 2002 instead of holding them in its portfolio. The company has also had a decline in consumer loans, which are mostly automobile loans, of $5.0 million or 27.79% due to local competition from dealers offering special rebates and financing programs. The Company currently grants loans for both new and used automobile purchases. The weighted average rate earned on new and used automobile was 7.07% at December 31, 2002. Maturities for new and used automobile loans range from 12 months to 66 months. The Company does not originate sub-prime automobile loans.

     OTHER ASSETS. During the third quarter of 2002, the Association purchased $3.0 million of Bank Owned Life Insurance ("BOLI") to help fund future deferred compensation plans. This transaction accounted for the majority of the change in other assets, which increased by $3.2 million from December 31, 2001 to December 31, 2002.

     DEPOSITS AND BORROWINGS. The Company's deposits are obtained primarily from individuals and businesses in its market area. Total deposits decreased $1.5 million, or 1.94%, from $76.2 million at December 31, 2001 to $74.7 million at December 31, 2002. The decrease in deposits was due to normal fluctuations in customer balances. Deposits are still the primary funding source for loans, and the Company will use FHLB advances as a secondary funding source as needed. The Company used the proceeds from the sale of loans, pay downs of securities, and repayment of loans to repay FHLB advances, which decreased from $18.4 million at December 31, 2001 to $11.4 million at December 31, 2002. The Company also used some of the funds to reduce the loan payable from $7.0 million at December 31, 2001 to $4.9 million at December 31, 2002 per the loan agreement.

     SHAREHOLDERS' EQUITY. Shareholders' equity decreased $577,000 or 3.18% from $18.2 million at December 31, 2001 to $17.6 million at December 31, 2002. Equity decreased primarily due to the purchase of treasury stock of $1.0 million in 2002, which was due to the Company's stock repurchase program. This decrease was offset partially by an increase of $674,000 from earnings which was substantially offset by dividends paid of $551,000.

     COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2002 AND DECEMBER 31, 2001

     GENERAL. Net income for the year ended December 31, 2002 increased by $76,000 from $598,000 for the year ended December 31, 2001 to $674,000 for the year ended December 31, 2002. The increase was primarily due to the increase in non-interest income of $486,000 or 250.5% and a decrease in non-interest expense of $215,000. The Company also benefited from a reduction in interest expense of $1.8 million, which was offset by the reduction of interest income of $2.5 million during 2002.

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

     Net interest income decreased approximately $667,000 or 15.6%, from $4.2 million for the year ended December 31, 2001 to $3.6 million for the year ended December 31, 2002. The decrease was due to a $2.51 million, or 26.1% decrease in interest income, which was offset by a $1.84 million, or 34.6%, decrease in interest expense. As mentioned earlier, rates for one- to -four-family mortgages have been at historic lows over the past twelve months resulting in high refinancing activity. Due to refinancing, the

Company has a smaller portfolio earning at a lower rate, resulting in lower interest income. The Company experienced similar circumstances with automobile loans. Management is in the process of reviewing its lending policies in relation to current market conditions and has introduced new adjustable rate products to stimulate loan growth.

     The Company also earned less interest from its securities portfolio during the year ended December 31, 2002, sustaining a decrease of $1.0 million or 37.3% when compared to 2001. Most of the Company's investments are in mortgage-backed instruments, which experienced rate reductions and prepayments similar to those on one-to-four family mortgages.

     The decrease in interest income was offset substantially by the decrease in interest expense. Interest expense for 2002 decreased $1.84 million or 34.6% compared to 2001. The decrease was due to the declining interest rate environment during 2002. The Company also was able to reduce its advances with the FHLB with the funds received from loan and security repayments. As a result, the Company reduced interest expense for FHLB advances by $905,000, when compared to 2001.

     Average loans outstanding for the year ended December 31, 2002 decreased $13.8 million, or 16.73%, compared to average loans outstanding for the year ended December 31, 2001, and average securities decreased $7.4 million, or 19.39%, compared to the prior year. For the year ended December 31, 2002, the Association experienced a decrease in average yield on assets of 71 basis points and a decrease in the average cost of liabilities of 102 basis points. The combination of the decrease in average interest-bearing assets coupled with the decrease in interest rates resulted in a $667,000 decrease in net interest income over net interest income for the year ended December 31, 2002. Average net interest margin increased 26 basis points from 3.31% for the year ended December 31, 2001 to 3.57% for the year ended December 31, 2002. The Association's average interest rate spread increased 31 basis points from 3.05% for the year ended December 31 2001 to 3.36% for the year ended December 31, 2002.

     The tables appearing elsewhere in this annual report provide a more detailed analysis of the changes in average balances, yields/rates and net interest income identifying that portion of change in average volume versus that portion due to changes in average rates. See "Average Balance Sheet," "Rate/Volume Analysis" and "Weighted Average Yields."

     PROVISION FOR LOAN LOSSES. The provision for loan losses is based on management's regular review of the loan portfolio, which considers factors such as past experience, prevailing general economic conditions, considerations applicable to specific loans, such as the ability of the borrower to repay the loan and the estimated value of the underlying collateral, as well as changes in the size and growth of the loan portfolio. A provision for loan losses was recorded during the year ended December 31, 2001 of $62,000, and $19,000 for the year ended December 31, 2001 as a result of management's quarterly calculations, and its estimate of losses which can be reasonably estimated, taking into account the current economic climate. At December 31, 2002, the allowance for loan losses represented 0.57% of total loans compared to 0.53% at December 31, 2001. Management believes the allowance for loan losses represents a reasonable estimate of probable losses; however future additions to the allowance may be necessary based on changes in economic conditions.

     NONINTEREST INCOME. The Company experienced a $486,000, or 250.5% increase in noninterest income for the year ended December 31, 2002 compared to the year ended December 31, 2001. The majority of the increase was due to the gain on sale of loans. Gain on sale of loans for 2002 increased $412,000 from a loss of $40,000 in the 2001 period to a gain of $372,000 in 2002. The Company sold $19.6 million of loans during 2002. Management decided to sell low rate long-term assets instead of holding them in its portfolio. Management has sold loans in the past and will continue to do so depending on the market environment. Other income grew as well in 2002 due to income from the BOLI and a

$40,000 gain on sale of other real estate owned. The overall increase in non-interest income was offset by the decrease in income from service charges on deposits, due to the closing of branches during 2001. The decreasing trend stabilized during 2002 and management believes service charges in 2003 will not experience further declines.

     NONINTEREST EXPENSE. Noninterest expense for the year ended December 31, 2002 decreased $215,000, or 6.1%, as compared with the year ended December 31, 2001. The majority of the decrease is due to management's decision to close a branch during 2001. As a result of the closing, salaries and employee benefits, occupancy expense, data processing expense and other expenses decreased. There was also a charge of $154,000 related to branch closing in 2001, which were not repeated in 2002. The decreases in these areas were slightly offset by the increase in loan expense, due to the refinancing activity mentioned earlier, and professional fees.

     INCOME TAXES. The income tax expense totaled $313,000 for the year ended December 31, 2002 compared to $312,000 for the year ended December 31, 2001, due to the increase in income before income taxes.

COMPARISON OF RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2001 AND DECEMBER 31, 2000

     GENERAL. Net income for the year ended December 31, 2001 increased by $322,000 from $276,000 for the year ended December 31, 2000 to $598,000 for the year ended December 31, 2001. The increase was primarily due to the increase in net interest income of $248,000 or 6.15%. The Company also benefited from a reduction in non-interest expense of $398,000 which was partially offset by a reduction in non-interest income of $100,000 during 2001.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary sources of funds are deposits and other borrowings, including advances from the FHLB, loan and mortgage-backed securities repayments and other funds provided by operations. The Company also has a limited ability to borrow additional funds from the FHLB. The Company maintains investments in liquid assets based upon management's assessment of: (i) the Company's need for funds; (ii) expected deposit flows; (iii) the yields available on short-term liquid assets; and (iv) the objectives of the Company's asset/liability management program. The Company's average liquidity ratios were 26.60%, 13.26%, and 18.70% for the years ended December 31, 2002, 2001 and 2000, respectively. The Company's liquidity ratio increased due the funds received from the sale of the stock on December 31, 1999. As the conversion proceeds are utilized, management expects the liquidity ratio to continue to return to more historical levels.

     The Company's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows from operating activities were $8,829, $(7,303) and $1,110 for the years ended December 31, 2002, 2001 and 2000, respectively. Net cash from investing activities consisted primarily of disbursements for loan organizations and the purchase, sales and maturities of investments and mortgage-backed securities and the purchase of BOLI. Net cash from financing activities consisted primarily of the net proceeds from sale of stock, activity in deposit accounts, FHLB advances and loans payable.

     At December 31, 2002, the Company exceeded all of its regulatory capital requirements with a core capital level of $20.8 million, or 18.9%, of adjusted total assets, which is above the required level of $4.4 million, or 4.00%; Tier I capital of $20.8 million, or 38.0%, of risk-weighted assets, which is above the required level of $2.2 million, or 4.00%; and risk-based capital of $21.2 million, or 38.6%, of risk-weighted assets, which is above the required level of $4.4 million, or 8.00%. See "Regulatory Capital Compliance."

     The Company's most liquid assets are cash and short-term investments. The levels of these assets are dependent on the Company's operating, financing, lending and investing activities during any given period. At December 31, 2002, cash and short-term investments totaled $20.1 million. The Company has other sources of liquidity if a need for additional funds arises, including the sale of loans held for sale and the repayment of mortgage backed securities and loans. The Company may also utilize FHLB advances or the sale of securities available for sale as a source of funds. At December 31, 2002, the Company had advances outstanding from the FHLB of $11.4 million and $1.4 million of securities available for sale.

     At December 31, 2002, the Company had outstanding commitments to originate loans of $3.2 million compared to $6.7 million at December 31, 2001. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments. Certificate accounts which are scheduled to mature in less than one year from December 31, 2002 totaled $21.9 million. The Company expects that a substantial portion of the maturing certificate accounts will be retained by the Company at maturity. However, if a substantial portion of these deposits are not retained, the Company may utilize FHLB advances to a limited extent or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

IMPACT OF NEW ACCOUNTING STANDARDS

     New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS.

     The financial statements listed in the Index to Consolidated Financial Statements at Item 13 of this Form 10-KSB are incorporated by reference into this Item 7 of Part II of this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The information relating to the directors and officers of the Company and compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated herein by reference to the Company's Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 23, 2003, at pages 5 and 13, respectively.

ITEM 10. EXECUTIVE COMPENSATION.

     The information contained under the sections captioned "Executive Compensation" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 23, 2003 at page 8 is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

     (a)  Security Ownership of Certain Beneficial Owners.

          Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 23, 2003 at page 3.

     (b)  Security Ownership of Management.

          Information required by this item is incorporated herein by reference to the section captioned "Stock Ownership" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 23, 2003 at page 3.

     The information regarding the Company's Equity Compensation Plan required by this item is incorporated herein by reference to Item 5 of Part II of this Form 10-KSB.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information set forth under the section captioned "Transactions with Management" in the Proxy Statement for the 2003 Annual Meeting of Shareholders to be held on April 23, 2003 at page 13 is incorporated herein by reference.

                                     PART IV

ITEM 13. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this Report.

          1.   Financial Statements

               The following consolidated financial statements of the Company and its subsidiaries are filed as part of this document under Item 7:

          Report of Independent Auditors...............................F-2
          Consolidated Balance Sheets..................................F-3
          Consolidated Statements of Income............................F-4
          Consolidated Statements of Changes in Shareholders' Equity...F-5
          Consolidated Statements of Cash Flows........................F-6
          Notes to Consolidated Financial Statements...................F-8

          2.   Financial Statement Schedules

               All schedules have been omitted because the required information is either inapplicable or included in the Consolidated Financial Statements or related Notes contained in the Annual Report.

          3. Exhibits Required by Securities and Exchange Commission Regulation S-B

          Exhibit
          No.
          ---

          3.1      Certificate of Incorporation of Grand Central Financial
                   Corp.(1)
          3.2      Bylaws of Grand Central Financial Corp.(1)
          4.0      Draft Stock Certificate of Grand Central Financial Corp.(1)
          10.1 Employment Agreement between Grand Central Financial Corp. and William R. Williams(2)
          10.2 Employment Agreement between Grand Central Financial Corp. and John A. Rife(2)
          10.3 Employment Agreement between Grand Central Financial Corp. and Daniel F. Galeoti(2)
          10.4 Employment Agreement between Grand Central Financial Corp. and Charles O. Standley(2)
          10.5 Employment Agreement between Central Federal Savings and Loan Association of Wellsville and William R. Williams(2)
          10.6 Employment Agreement between Central Federal Savings and Loan Association of Wellsville and John A. Rife(2)
          10.7 Employment Agreement between Central Federal Savings and Loan Association of Wellsville and Daniel F. Galeoti(2)
          10.8 Employment Agreement between Central Federal Savings and Loan Association of Wellsville and Charles O. Standley(2)
          10.9 Form of Central Federal Savings and Loan Association of Wellsville Employee Severance Compensation Plan(1)
          10.10 Form of Central Federal Savings and Loan Association of Wellsville Supplemental
                   Executive Retirement Plan(1)
          11.0     Statement Re: Computation of Per Share Earnings(3)
          21.0 Subsidiaries Information Incorporated Herein By Reference to Part 1--Subsidiary Activities

          23.0     Consent of Independent Auditors
          99.1 Chief Executive Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          99.2 Chief Financial Officer Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          --------------------------
          (1) Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2, and any amendments thereto, Registration No. 333-64089.
          (2) Incorporated by reference into this document from the Annual Report on Form 10-KSB, filed by the Company for the year ended December 31, 1998.
          (3) Incorporated by reference to Note 18 of the Notes to Consolidated Financial Statements.

     (b)  Reports on Form 8-K filed during the last quarter of 2002

               On December 23, 2002, the Company filed an 8-K to announce that it had declared a quarterly dividend of $0.09 per share of common stock. The press release announcing the declaration of a dividend was filed by exhibit.

ITEM 14. CONTROLS AND PROCEDURES

     (a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, the chief executive officer and the chief financial officer of the Company concluded that the Company's disclosure controls and procedures were adequate.

     (b) CHANGES IN INTERNAL CONTROLS. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and chief financial officer.

                          GRAND CENTRAL FINANCIAL CORP.
                                Wellsville, Ohio

                                  ANNUAL REPORT
                           December 31, 2002 and 2001



                                    CONTENTS

                                                                           Page
                                                                           ----

Report of Independent Auditors .............................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Income...........................................F-4

Consolidated Statements of Changes in Shareholders' Equity..................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-8



--------------------------------------------------------------------------------
                                                                            F-1.

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
Grand Central Financial Corp.
Wellsville, Ohio

We have audited the accompanying consolidated balance sheets of Grand Central Financial Corp. as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Grand Central Financial Corp. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


                                                  Crowe, Chizek and Company LLP


Cleveland, Ohio
February 19, 2003

--------------------------------------------------------------------------------
                                                                            F-2.

                          GRAND CENTRAL FINANCIAL CORP.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001

--------------------------------------------------------------------------------


                                                                (Dollars in thousands, except
                                                                      per share data)

                                                                    2002            2001
                                                                  ---------       ---------
ASSETS
Cash and amounts due from depository institutions                 $  12,876       $   4,378
Interest-bearing deposits in other banks                                  3               2
                                                                  ---------       ---------
     Total cash and cash equivalents                                 12,879           4,380

Time deposits with other bank                                         7,205           7,006
Securities available for sale                                         1,439           2,092
Securities held to maturity
  (fair value 2002 - $18,169, 2001 - $23,528)                        17,822          23,343
Loans held for sale                                                      --           8,221
Loans, net (of allowance of $361 and $373)                           62,565          70,570
Federal Home Loan Bank stock                                          3,485           3,328
Accrued interest receivable                                             403             530
Premises and equipment, net                                             833             849
Bank owned life insurance                                             3,068              --
Other assets                                                            820             608
                                                                  ---------       ---------
                                                                  $ 110,519       $ 120,927
                                                                  =========       =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest-bearing                                          $   1,396       $     825
     Interest-bearing                                                73,294          75,343
                                                                  ---------       ---------
         Total deposits                                              74,690          76,168
Federal Home Loan Bank advances                                      11,430          18,393
Loan payable                                                          4,900           7,000
Advance payments by borrowers for taxes and insurance                   487             603
Accrued interest payable                                                 63              88
Other liabilities                                                     1,366             515
                                                                  ---------       ---------
     Total liabilities                                               92,936         102,767

SHAREHOLDHERS' EQUITY

  Preferred Stock, authorized 1,000,000 shares, no shares
     issued and outstanding
  Common stock, $.01 par value, 6,000,000 shares authorized,
     1,938,871 shares issued                                             19              19
  Additional paid-in capital                                          8,306           8,310
  Retained earnings                                                  14,085          13,962
  Unearned Employee Stock Ownership Plan shares                      (1,425)         (1,651)
  Unearned stock based incentive plan shares                           (160)           (270)
  Treasury stock, at cost (2002 - 292,950 shares,
     2001 - 196,540 shares)                                          (3,270)         (2,226)
  Accumulated other comprehensive income                                 28              16
                                                                  ---------       ---------
                                                                     17,583          18,160
                                                                  ---------       ---------
     Total shareholders' equity                                   $ 110,519       $ 120,927
                                                                  =========       =========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-3.

                          GRAND CENTRAL FINANCIAL CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

                                              (Dollars in thousands, except
                                                     per share data)

                                              2002        2001         2000
                                             ------      -------       ------
INTEREST INCOME
     Loans, including fees                   $5,255      $ 6,685       $6,270
     Interest on securities                   1,691        2,696        3,393
     Interest-bearing deposits in banks         137          207          171
                                             ------      -------       ------
         Total interest income                7,083        9,588        9,834

INTEREST EXPENSE
     Deposits                                 2,509        3,245        3,166
     FHLB borrowings                            664        1,569        2,229
     Loan payable                               297          494          407
                                             ------      -------       ------
         Total interest expense               3,470        5,308        5,802
                                             ------      -------       ------

NET INTEREST INCOME                           3,613        4,280        4,032

Provision for loan losses                        19           62           --
                                             ------      -------       ------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                   3,594        4,218        4,032

NON-INTEREST INCOME
     Service charges                             98          157          208
     Gain (loss) on sale of loans               372          (40)           4
     Gain on sale of securities                  16           15           10
     Other income                               194           62           72
                                             ------      -------       ------
         Total non-interest income              680          194          294

NON-INTEREST EXPENSE
     Salaries and employee benefits           1,794        1,864        2,314
     Net occupancy expense                      263          267          367
     Data processing expense                    132          137          141
     Franchise taxes                            287          309          356
     Professional fees                          211          163          181
     Loan expense                               197          130          112
     Branch closing expense                      --          154           --
     Other expenses                             403          478          429
                                             ------      -------       ------
         Total non-interest expense           3,287        3,502        3,900
                                             ------      -------       ------

INCOME BEFORE INCOME TAXES                      987          910          426

Income tax expense                              313          312          150
                                             ------      -------       ------

NET INCOME                                   $  674      $   598       $  276
                                             ======      =======       ======

Basic earnings per share                     $ 0.44      $  0.38       $ 0.17
Diluted earnings per share                     0.43         0.38         0.17


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-4.

                                                       GRAND CENTRAL FINANCIAL CORP.
                                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                Years ended December 31, 2002, 2001 and 2000
                                               (Dollars in thousands, except per share data)

------------------------------------------------------------------------------------------------------------------------------------
                                                                    Unearned    Unearned
                                                                    Employee      Stock                Accumulated
                                            Additional               Stock        Based                   Other          Total
                                    Common   Paid-in    Retained   Ownership     Incentive   Treasury  Comprehensive  Shareholders'
                                     Stock   Capital    Earnings  Plan Shares   Plan Shares    Stock       Income         Equity
                                    ------  ----------  --------  -----------   -----------  --------  -------------  -------------

Balance at January 1, 2000           $ 19    $ 18,595   $ 14,010   $ (1,231)     $   (934)    $(1,285)     $ 26          $ 29,200

Comprehensive income:
Net income                                                   276                                                              276
Other comprehensive income                                                                                  (11)              (11)
                                                                                                                         --------
     Total comprehensive income                                                                                               265

Return of capital                             (10,313)                 (738)                                              (11,051)
Commitment to release 11,656
  employees stock ownership
  plan shares                                      40                   116                                                   156
Purchase of 92,096 shares of
  treasury stock                                                                                 (866)                       (866)
Compensation expense with respect
  to release of 15,516 incentive
  plan shares and return of capital                                                   569                                     569
Cash dividends declared
  ($.25 per share)                                          (440)                                                            (440)
                                     ----    --------   --------   --------      --------     -------      ----          --------

Balances at December 31, 2000          19       8,322     13,846     (1,853)         (365)     (2,151)       15            17,833

Comprehensive income:
Net income                                                   598                                                              598
Other comprehensive income                                                                                    1                 1
                                                                                                                         --------
     Total comprehensive income                                                                                               599

Commitment to release 18,864
  employee stock ownership
  plan shares                                     (12)                  202                                                   190
Purchase of 7,500 shares of
  treasury stock                                                                                  (75)                        (75)
Release of 15,516 incentive
  plan shares                                                                          95                                      95
Cash dividends declared
  ($.31 per share)                                          (482)                                                            (482)
                                     ----    --------   --------   --------      --------     -------      ----          --------

Balance at December 31, 2001           19       8,310     13,962     (1,651)         (270)     (2,226)       16            18,160

Comprehensive income:
Net income                                                   674                                                              674
Other comprehensive income                                                                                   12                12
                                                                                                                         --------
     Total comprehensive income                                                                                               686

Commitment to release 21,588
  employee stock ownership
  plan shares                                      (4)                  226                                                   222
Purhcase of 96,410 shares of
  treasury stock                                                                               (1,044)                     (1,044)
Release of 15,516 incentive
  plan shares                                                                         110                                     110
Cash dividends declared
  ($.36 per share)                                          (551)                                                            (551)
                                     ----    --------   --------   --------      --------     -------      ----          --------

Balance at December 31, 2002         $ 19    $  8,306   $ 14,085   $ (1,425)     $   (160)    $(3,270)     $ 28          $ 17,583
                                     ====    ========   ========   ========      ========     =======      ====          ========

------------------------------------------------------------------------------------------------------------------------------------
                               See accompanying notes to consolidated financial statements

                                                                                                                                F-5.

                          GRAND CENTRAL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

                                                                   (Dollars in thousands)

                                                             2002           2001           2000
                                                           --------       --------       --------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                 $    674       $    598       $    276
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Discount accretion net of premium amortization             (30)           (36)          (191)
     (Gain) loss on sale of securities                          (16)           (15)           (10)
     FHLB stock dividend                                       (157)          (215)          (218)
     Provision for loan losses                                   19             62             --
     Compensation expense on ESOP shares                        222            190            156
     (Gain) loss on sale of fixed assets, net                    --             --              9
     (Gain) loss on sales of loans held for sale, net          (372)            40             (4)
     Depreciation                                               118            101            141
     Write-down of assets from branch closings                   --            154             --
     Deferred income taxes                                      138             36            (22)
     Compensation expense for RRP shares                        110             95            569
     Change in:
         Accrued interest receivable                           (127)           576           (123)
         Loans held for sale                                  8,221         (8,221)            --
         Accrued interest payable                               (25)          (544)           454
         Other assets and liabilities                            54           (124)            73
                                                           --------       --------       --------
              Net cash from operating activities              8,829         (7,303)         1,110
                                                           --------       --------       --------


CASH FLOWS FROM INVESTING ACTIVITIES:
Securities available for sale
     Purchases                                                 (290)          (233)          (174)
     Proceeds from sales                                        386            245            236
     Proceeds from maturities and payments                      594          1,077            788
Securities held to maturity
     Purchases                                              (21,508)            --             --
     Proceeds from maturities and payments                   27,056         12,493         18,950
Increase in time deposits with other banks                     (199)            (6)        (7,000)
Purchase of bank owned life insurance                        (3,000)            --             --
Purchase of loans                                                --             --         (2,772)
Net change in loans                                           8,985         15,769        (10,166)
Net purchases of premises and equipment                        (102)           (10)            --
                                                           --------       --------       --------
     Net cash from investing activities                      11,922         29,335           (138)
                                                           --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                          (1,478)         2,171         (1,836)
Proceeds from loan payable                                       --             --          7,000
Repayments of loan payable                                   (2,100)            --             --
Net change in short-term FHLB advances                           --             --          5,289
Proceeds from long-term FHLB advances                            --         49,320             --
Repayment of long-term FHLB advances                         (6,963)       (71,463)        (1,172)
Purchase of treasury stock                                   (1,044)           (75)          (866)
Return of capital                                                --             --        (11,051)
Cash dividends paid                                            (551)          (482)          (440)
Net change in escrow accounts                                  (116)           (53)           106
                                                           --------       --------       --------
     Net cash from financing  activities                    (12,252)       (20,582)        (2,970)
                                                           --------       --------       --------

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-6.

                          GRAND CENTRAL FINANCIAL CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

                                                               (Dollars in thousands)

                                                            2002        2001        2000
                                                          -------      ------      -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      $ 8,499      $1,450      $(1,998)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR              4,380       2,930        4,928
                                                          -------      ------      -------

CASH AND CASH EQUIVALENTS AT END OF YEAR                  $12,879      $4,380      $ 2,930
                                                          =======      ======      =======

SUPPLEMENTAL DISCLOSURES
     Cash paid for:
         Interest                                         $ 3,495      $5,852      $ 5,348
         Income taxes                                         160         226           --

NONCASH TRANSACTIONS
     Transfers to other real estate owned                      --         145           --
     Transfer of held for sale loans to portfolio              --          --          147



--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                                                                            F-7.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

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

USE OF ESTIMATES: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.

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


--------------------------------------------------------------------------------
                                   (Continued)

                                                                            F-8.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income on mortgage loans is discontinued at the time the loan is 90 days delinquent unless the credit is well-secured and in process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

FORECLOSED ASSETS: Assets acquired through or instead of loan foreclosure are initially recorded at lower of cost or fair value when acquired, established a new cost basis. If fair value declines, valuation allowance is recorded through expense. Costs after acquisition are expensed.

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

--------------------------------------------------------------------------------
                                  (Continued)

                                                                            F-9.

                          GRAND CENTRAL FINANCIAL CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

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

BANK OWNED LIFE INSURANCE: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

LONG-TERM ASSETS: Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

STOCK COMPENSATION: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.



                                                           2002      2001
                                                           ----      ----

Net income as reported                                     $674      $598
Deduct:  Stock-based compensation expense
  determined under fair value based method                  121       121
                                                           ----      ----
Pro forma net income                                       $553      $477
                                                           ====      ====

Basic earnings per share as reported                       $.44      $.38
Pro forma basic earnings per share                          .36       .30

Diluted earnings per share as reported                      .43       .38
Pro forma diluted earnings per share                        .35       .30


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

--------------------------------------------------------------------------------
                                  (Continued)

                                                                           F-10.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

OFF BALANCE SHEET FINANCIAL INSTRUMENTS: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

DIVIDEND RESTRICTION: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the holding company or by the holding company to its shareholders. These restrictions pose no practical limit on the ability of the bank or company to pay dividends at historical levels.

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

CONCENTRATIONS OF CREDIT RISK: At December 31, 2002, the Bank had deposits of $7,205 with a local institution. This amount is not fully insured by the Federal Deposit Insurance Corporation.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which is also recognized as a separate component of shareholders' equity.

RESTRICTIONS ON CASH: Cash on hand or on deposit with the Federal Reserve Bank of $135 was required to meet regulatory reserve and clearing requirements at year end 2002. These balances do not earn interest.

--------------------------------------------------------------------------------
                                  (Continued)

                                                                           F-11.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

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

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

RECLASSIFICATIONS: Some items in the prior year financial statements were reclassified to conform to the current presentation.

--------------------------------------------------------------------------------
                                  (Continued)

                                                                           F-12.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:



                                                        Gross           Gross
                                        Fair         Unrealized      Unrealized
2002                                    Value           Gains          Losses
----                                    -----           -----          ------

Mortgage-backed securities:
     Freddie Mac                        $  151           $ -             $(1)
     Fannie Mae                            579            21               -
     Ginnie Mae                            709            24               -
                                        ------           ---             ---
       Total                            $1,439           $45             $(1)
                                        ======           ===             ===

2001
----

Fannie Mae Stock                        $   79           $ 1             $ -
Mortgage-backed securities:
     Freddie Mac                           178             -              (3)
     Fannie Mae                            750             1              (4)
     Ginnie Mae                          1,085            29
                                        ------           ---             ---
       Total                            $2,092           $31             $(7)
                                        ======           ===             ===

--------------------------------------------------------------------------------
                                  (Continued)

                                                                           F-13.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:


                                                        Gross           Gross
                                       Carrying      Unrecognized     Unrecognized        Fair
2002                                    Amount          Gains           Losses           Value
----                                    ------          -----           ------           -----
U.S. government and federal
  agencies                              $ 2,527         $ 30             $ -            $ 2,557
Corporate obligations                     1,996            -               -              1,996
Mortgage-backed securities:
     Freddie Mac                            776            4               -                780
     Fannie Mae                          12,521          318              (5)            12,834
     CMO's                                    2            -               -                  2
                                        -------         ----             ---            -------
       Total                            $17,822         $352             $(5)           $18,169
                                        =======         ====             ===            =======

2001
----

U.S. government and federal
  agencies                              $ 2,000         $ 17            $  -            $ 2,017
Mortgage-backed securities:
     Freddie Mac                         12,590          168              (8)            12,750
     Fannie Mae                           5,270           24             (11)             5,283
     CMO's                                3,483           13             (18)             3,478
                                        -------         ----            ----            -------
       Total                            $23,343         $222            $(37)           $23,528
                                        =======         ====            ====            =======



The fair value of debt securities and carrying amount, if different, at year end 2002 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.


                                            Available for sale             Held to maturity
                                            ------------------             ----------------
                                                   Fair              Amortized             Fair
                                                   Value               Cost               Value
                                                   -----               ----               -----

One year or less                                   $    -             $ 2,505            $ 2,517
After five years through
    ten years                                           -               2,018              2,036
Mortgage-backed securities                          1,439              13,299             13,616
                                                   ------             -------            -------

                                                   $1,439             $17,822            $18,169
                                                   ======             =======            =======

--------------------------------------------------------------------------------
                                  (Continued)

                                                                           F-14.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

Sales of available for sale securities were as follows.


                                      2002              2001              2000
                                      ----              ----              ----

    Proceeds                          $386              $245              $236
    Gross gains                         16                15                10

Securities with a carrying amount of approximately $2,343 and $3,594, were pledged to secure deposits as required or permitted by law at December 31, 2002 and 2001, respectively.


NOTE 3 - LOANS

Loans at year-end were as follows.


                                                 2002             2001
                                                 ----             ----

Loans secured by real estate:
     Construction loans on single family
      residences                                $   128         $   675
     Single family                               48,169          50,738
     Multi-family and commercial                  1,536           1,381
Commercial loans                                    120             184
Consumer loans                                   12,973          17,965
                                                -------         -------
                                                 62,926          70,943

Allowance for loan losses                          (361)           (373)
                                                -------         -------

     Total                                      $62,565         $70,570
                                                =======         =======


Activity in the allowance for loan losses for the year was as follows.


                                                2002       2001      2000
                                                ----       ----      ----

Balance, beginning of period                    $373       $354      $ 369
Loans charged-off                                (35)       (53)       (22)
Recoveries                                         4         10          7
Provision for losses                              19         62          -
                                                ----       ----       ----

Balance, end of period                          $361       $373       $354
                                                ====       ====       ====


--------------------------------------------------------------------------------
                                  (Continued)

                                                                           F-15.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 3 - LOANS (Continued)

Nonperforming loans were as follows.


                                                           2002        2001
                                                           ----        ----
     Loans past due over 90 days still on accrual          $  -        $  -
     Nonaccrual loans                                       781         883


Impaired loans are not material for any period presented.

Loans to principal officer, directors, and their affiliates in 2002 were as follows.


                                                         2002
                                                         ----
Balance, beginning of period                             $ 273
New loans                                                  560
Payments                                                  (226)
                                                         -----

Balance, end of period                                   $ 607
                                                         =====



NOTE 4 - MORTGAGE BANKING ACTIVITIES

Mortgage loans serviced for others are not included in the accompanying balance sheets. The outstanding balances of serviced loans were approximately $25,930 and $11,767 at December 31, 2002 and 2001, respectively.

Changes in capitalized mortgage loan servicing rights included in other assets were as follows.


                                                        2002        2001
                                                        ----        ----

Balance at beginning of year                            $ 88        $ 58
Originations                                             162          45
Amortization                                             (50)        (15)
                                                        ----        ----

Totals                                                  $200        $ 88
                                                        ====        ====


--------------------------------------------------------------------------------
                                   (Continued)
                                                                           F-16.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 5 - PREMISES AND EQUIPMENT

Year end premises and equipment were as follows.

                                                     2002        2001
                                                     ----        ----
Land                                                $    63    $    63
Buildings and improvements                            1,485      1,462
Furniture, fixtures and equipment                     1,227      1,148
                                                    -------    -------
                                                      2,775      2,673
Accumulated depreciation and amortization            (1,942)    (1,824)
                                                    -------    -------

Total                                               $   833    $   849
                                                    =======    =======


Certain Company facilities and equipment were leased under various operating leases. Rental expense was $0, $16, and $38 for years ended December 31, 2002, 2001 and 2000.

The Company closed one branch during 2001 and took charges totaling $154. In connection with the branch closings the Company paid a cancellation fee for terminating the lease, wrote-off the remaining leasehold improvements and abandoned equipment and wrote down the remaining equipment to its estimated realizable value.


NOTE 6 - DEPOSITS

Interest-bearing deposit account balances are summarized as follows.


                                                    2002        2001
                                                    ----        ----
Interest-bearing checking
  account                                          $14,458     $14,163
Savings accounts                                    18,115      17,508
Certificates of deposit                             40,721      43,672
                                                   -------     -------
                                                   $73,294     $75,343
                                                   =======     =======


--------------------------------------------------------------------------------
                                   (Continued)
                                                                           F-17.

                          GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

--------------------------------------------------------------------------------


NOTE 6 - DEPOSITS (Continued)

The aggregate amount of certificates of deposit with a minimum denomination of $100 thousand was approximately $3,520 and $3,946 at December 31, 2002 and 2001 respectively. Deposits in excess of $100 are not insured by the FDIC.

At December 31, 2002, scheduled maturities of certificates of deposit are as follows:


                           2003           $21,910
                           2004            12,905
                           2005             2,239
                           2006             3,647
                           2007                20
                                          -------

                           Total          $40,721
                                          =======


Deposits from principal officers, directors and their affiliates at year end 2002 and 2001 were $300 and $364.


NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has entered into various borrowing agreements with the Federal Home Loan Bank (FHLB) of Cincinnati. FHLB advances are comprised of the following:


Maturity         Interest Rate       2002          2001
--------         -------------       ----          ----
2002             5.95% - 6.50%                   $ 6,119
2003             5.45% - 5.80%     $   170           850
2005             6.86% - 6.96%          53            73
2006             6.31%                  27            33
2007             6.45% - 6.60%         180           318
2008             5.07% - 5.59%       6,000         6,000
2009             5.07% - 5.47%       5,000         5,000
                                   -------       -------
Total                              $11,430       $18,393
                                   =======       =======


Pursuant to a collateral agreement with the FHLB, the advances are secured by all stock invested in the FHLB, certain securities and certain qualifying first mortgage loans. Qualifying first mortgage loans and securities pledged to secure FHLB advances totaled $47,004 at December 31, 2002. Based on the carrying amount of FHLB stock owned by the Company, total FHLB advances are limited to approximately $69,696 at December 31, 2002.


--------------------------------------------------------------------------------
                                   (Continued)
                                                                           F-18.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------

NOTE 7 - FEDERAL HOME LOAN BANK ADVANCES (Continued)

At December 31, 2002, scheduled payments on borrowings are as follows:


                           2003                      $     6,235
                           2004                            1,068
                           2005                            4,065
                           2006                               54
                           2007                                8
                                                     -----------

                           Total                     $    11,430
                                                     ===========


NOTE 8 - LOAN PAYABLE

The Company has a note payable with a financial institution with a balance at December 31, 2002 and 2001 of $4,900 and $7,000 at a rate of 4.30%. A reduction to principal of $100 per quarter is required and the remaining balance will be paid on the maturity date of January 21, 2004. Interest is to be paid on a monthly basis. The note is secured by stock the Company owns in the Bank. The proceeds were used to fund the return of capital of $6.00 per share in the first quarter of 2000.


NOTE 9 - FEDERAL INCOME TAXES

Income tax expense consists of the following:

                                2002            2001             2000
                                ----            ----             ----

Current                    $        175     $        276    $        172
Deferred                            138               36             (22)
                           ------------     ------------    ------------

                           $        313     $        312    $        150
                           ============     ============    ============


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-19.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------


NOTE 9 - FEDERAL INCOME TAXES (Continued)

The provision for federal income taxes differ from that computed by applying federal statutory rates to income before federal income tax expense, as indicated in the following analysis.

                                                          2002            2001             2000
                                                          ----            ----             ----

Expected tax provision at a 34% rate                 $        336     $        309    $        145
Effect of tax-exempt income                                     -                -              (1)
ESOP shares released at fair market value                       1                -              15
Bank owned life insurance income                              (23)               -               -
Other                                                          (1)               3              (9)
                                                     ------------     ------------    ------------
                                                     $        313     $        312    $        150
                                                     ============     ============    ============

Effective tax rate                                          31.7%            34.1%           35.7%


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-20.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------
NOTE 9 - FEDERAL INCOME TAXES (Continued)

The net deferred tax assets in the balance sheets include the following components:

                                                          2002                     2001
                                                          ----                     ----
Deferred tax assets
     Bad debt                                          $     123                 $   127
     Deferred loan fees and costs                            265                     267
     Accrued stock award                                      16                      51
     Nonaccrual interest                                      30                      13
                                                       ---------                 -------
Total deferred tax assets                                    434                     458

Deferred tax liabilities
     Fixed assets                                             76                      60
     Unrealized gain on securities
     available for sale                                       14                       8
     FHLB Stock Dividends                                    330                     277
     Mortgage loan servicing rights                           68                      30
     Other                                                    10                       3
                                                       ---------                 -------
Total deferred tax liabilities                               498                     378
                                                       ---------                 -------

Net deferred tax asset (liability)                     $     (64)                $    80
                                                       =========                 =======


No valuation allowance for deferred tax assets was provided because the Company had sufficient taxes paid in and available for recovery to warrant recording the full deferred tax asset.

Retained earnings at December 31, 2002 and 2001, includes approximately $2,250 for which no federal income tax liability has been recorded. These amounts represent an allocation of income to bad debt deductions for tax purposes alone. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments from carryback of net operating losses would create income for tax purposes only, which would be subject to current tax. The unrecorded deferred tax liability on the above amounts at December 31, 2002 and 2001 was approximately $765.

Taxes attributable to securities gains approximated $5, $5 and $3 for the years ended December 31, 2002, 2001, and 2000 respectively.

-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-21.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------

NOTE 10 - PENSION PLAN

The Company maintains a contributory trustee pension plan for all eligible employees. The benefits contemplated by the plan are funded as accrued through the purchase of individual life insurance policies. The cost of funding is charged directly to operations. No unfunded liability exists for past service costs. The Company made no contributions for 2002, 2001 or 2000.


NOTE 11 - EMPLOYEE STOCK OWNERSHIP PLAN

During 1998, the Company established an Employee Stock Ownership Plan ("ESOP") for the benefit of employees 21 and older and who have completed at least one year of service. Contributions under the ESOP are conditioned upon the ESOP being qualified under Sections 401 and 501 of the Internal Revenue code of 1986, as amended (the "Code").

To fund the plan, the ESOP borrowed $1,551 from the Company for the purposes of purchasing 155,111 shares of stock at $10 per share. Principal and interest payments on the loan are due in annual installments, which began December 31, 1998 with the final payments of principal and interest being due and payable at maturity on December 31, 2009. Interest is payable during the term of the loan at a fixed rate of 7.5%. The loan is collateralized by the shares of the Company's common stock purchased with the proceeds. As the Bank periodically makes contributions to the ESOP to repay the loan, shares are allocated to participants on the basis of the ratio of each year's principal and interest payments to the total of all principal and interest payments. All dividends on unallocated shares received by the ESOP are used to pay debt service. The shares purchased with the loan proceeds are held in a suspense account for allocation among participants as the loan is repaid. When loan payments are made, ESOP shares are allocated to participants based on relative compensation.

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

ESOP compensation expense was $222, $190 and $156 for 2002, 2001 and 2000. ESOP shares at December 31, 2002 and 2001 were as follows:


                                            2002                      2001
                                            ----                      ----
Allocated to participants                   108,483                    89,976
Unearned                                    122,882                   144,470
                                        -----------               -----------
     Total ESOP shares                      231,365                   234,446
                                        ===========               ===========

Fair value of unreleased shares         $     1,153               $     1,420
                                        ===========               ===========


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-22.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------


NOTE 12 - STOCK OPTION PLAN

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

                                                 2002                                 2001
                                                 ----                                 ----
                                                         Weighted                              Weighted
                                                          Average                               Average
                                                         Exercise                              Exercise
                                        Shares             Price             Shares              Price
                                        ------           --------            ------            --------
Outstanding at beginning
  of year                                 182,497     $         9.23            182,497    $         9.23
Granted                                         -                                     -
Exercised                                       -                                     -
Forfeited                                       -                                     -
                                   --------------     --------------    ---------------    --------------
Outstanding at end of year                182,497     $         9.23            182,497    $         9.23
                                   ==============     ==============    ===============    ==============


                                                 2002                                 2001
                                                 ----                                 ----
                                                         Weighted                              Weighted
                                                          Average                               Average
                                                         Exercise                              Exercise
                                        Shares             Price             Shares              Price
                                        ------           --------            ------            --------
Options exerciseable at
  year-end                                107,903     $         9.22             71,402    $         9.21


Options outstanding at year-end 2002 were as follows.


                                                  Outstanding                          Exerciseable
                                                  -----------                          ------------
                                                         Weighted Average                          Weighted
Range of                                                     Remaining                              Average
Exercise                                                    Contractual                            Exercise
Prices                                      Number             Life              Number              Price
------                                      ------             ----              ------              -----
$ 9.20 - $9.82                                 182,497         6.7 years             107,903    $        9.22
                                        ===============    ==============    ================   ==============


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-23.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------

NOTE 13 - STOCK BASED INCENTIVE PLAN

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

On July 15, 2000 a Committee of the Board of Directors awarded 73,679 shares to certain directors and officers of the Company. No shares had been previously awarded. One-fifth of such shares are earned and nonforfeitable on each of the first five anniversaries of the date of the awards. In the event of the death or disability of a participant or a change in control of the Company, the participant's shares will be deemed to be entirely earned and nonforfeitable upon such date. There were 3,875 shares at December 31, 2001 reserved for future awards. In March 2000, the Company declared and paid a $6.00 per share return of capital distribution. The return of capital for the shares in the plan was passed through to the plan participants which resulted in an expense of approximately $465. Compensation expense, which is based on the cost of the shares, and the return of capital distribution to plan participants in 2002 was $110, $95 for 2001 and $569 for 2000.


NOTE 14 - REGULATORY MATTERS

Related to its conversion from a mutual to stock savings and loan association, the Bank established a liquidation account of approximately $14,300, which was equal to its total net worth as of the date of the latest balance sheet appearing in the final conversion prospectus. The liquidation account will be maintained for the benefit of eligible depositors who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible depositors have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible depositor will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The Bank may not pay dividends that would reduce shareholders' equity below the required liquidation account balance.


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-24.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------



NOTE 14- REGULATORY MATTERS (Continued)

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

Qualitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital and Tier I capital to risk-weighted assets (as defined in the regulations), Tier I capital to adjusted total assets (as defined), and tangible capital to total assets (as defined). As discussed in greater detail below, as of December 31, 2002, the Bank meets all of the capital adequacy requirements to which it is subject.

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





-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-25.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------


NOTE 14- REGULATORY MATTERS (Continued)

At December 31, 2002 and 2001, the Bank's actual capital levels and minimum required levels were:


                                                                                                 To Be Well
                                                                                             Capitalized Under
                                                                    For Capital              Prompt Corrective
                                        Actual                  Adequacy Purposes            Action Provisions
                                        ------                  -----------------            -----------------
                                Amount         Ratio          Amount         Ratio          Amount       Ratio
                                ------         -----          ------         -----          ------       -----
2002
     Total Risk-Based
     Capital (to Risk-
     Weighted Assets)         $   21,163        38.6%       $    4,385         8.0%       $    5,482      10.0%
     Tier I Capital
     (to Risk-Weighted
     Assets)                      20,802        38.0             2,193         4.0             3,289       6.0
     Tier I Capital
     (to Adjusted Assets)         20,802        18.9             4,403         4.0             5,504       5.0

2001
     Total Risk-Based
     Capital (to Risk-
     Weighted Assets)         $   22,660        35.7%       $    5,079         8.0%       $    6,349      10.0%
     Tier I Capital
     (to Risk-Weighted
     Assets)                      22,287        35.1             2,540         4.0             3,809       6.0
     Tier I Capital
       (to Adjusted Assets)       22,287        18.4             4,839         4.0             6,049       5.0



-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-26.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------

NOTE 14 - REGULATORY MATTERS (Continued)

Banking regulations limit capital distributions by banks. Generally, capital distributions are limited to undistributed net income for the current and prior two years. At year-end 2002, approximately $334 is available to pay dividends to the holding company.


NOTE 15 - COMMITMENTS AND CONTINGENCIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The Company had outstanding commitments to originate loans as follows:


                                                     December 31,
                                                     ------------
                                                2002            2001
                                                ----            ----
First mortgages                            $        892     $      4,117
Consumer lines                                    2,044            2,421
Commercial lines                                    250              168
                                           ------------     ------------

                                           $      3,186     $      6,706
                                           ============     ============

As of December 31, 2002, fixed-rate commitments totaled $123 and had interest rates ranging from 6.625% to 8.25%. As of December 31, 2001, fixed-rate commitments totaled $3,954 and had interest rates ranging from 5.875% to 8.75%. Commitments to make loans are generally made for periods of 60 days or less.


NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS

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


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-27.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------
NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

Loans: The fair value of loans is estimated by discounting future cash flows using the current rater at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans held for sale is estimated based on quoted market prices.

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

Off Balance Sheet Commitments: The fair value of off balance sheet commitments to extend credit is not material.

The estimated fair values of the Company's financial instruments are as follows:


                                                     2002                           2001
                                                     ----                           ----

                                                 Carrying        Fair         Carrying      Fair
                                                  Amount         Value         Amount       Value
                                                 --------        -----        --------      -----
Financial assets:
     Cash and cash equivalents                 $    12,879   $    12,879   $     4,380   $     4,380
     Time deposits with other bank                   7,205         7,205         7,006         7,006
     Securities                                     19,261        19,608        25,435        25,620
     Loans, net of allowance                        62,565        65,119        70,570        72,647
     Loans held for sale                                 -             -         8,221         8,221
     FHLB Stock                                      3,485         3,485         3,328         3,328
     Accrued interest receivable                       403           403           530           530

Financial liabilities:
     Deposits                                      (74,690)      (75,345)      (76,168)      (76,796)
     Federal Home Loan Bank
       advances                                    (11,430)      (12,819)      (18,393)      (19,059)
     Loan payable                                   (4,900)       (4,900)       (7,000)       (7,000)
     Accrued interest payable                          (63)          (63)          (88)          (88)


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-28.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------

NOTE 16 - FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that were the Company to have disposed of such items at December 31, 2002 the estimated fair values would necessarily have been achieved at that date, since market values may differ depending on various circumstances. The estimated fair values at December 31, 2002 should not necessarily be considered to apply at subsequent dates.

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


NOTE 17 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related taxes were as follows.


                                                               2002               2001               2000
                                                               ----               ----               ----

     Unrealized holding gains and losses on                $           34    $            17    $           (7)
       available-for-sale securities
     Less reclassification adjustments for gains
       later recognized in income                                     (16)               (15)              (10)
                                                           --------------    ---------------    --------------
     Net unrealized gains and losses                                   18                  2               (17)
     Tax effect                                                        (6)                (1)               (6)
                                                           --------------    ---------------    --------------

Other comprehensive income                                 $           12    $             1    $          (11)
                                                           ==============    ===============    ==============


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-29.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------


NOTE 18 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow.

                                                               2002               2001               2000
                                                               ----               ----               ----

Basic
Net income                                                 $          674    $           598    $          276
                                                           ==============    ===============    ==============

Weighted average common shares
    outstanding                                                 1,530,429          1,564,797         1,599,747

Basic earnings per common share                            $         0.44    $          0.38    $         0.17
                                                           ==============    ===============    ==============

Diluted
Net income                                                 $          674    $           598    $          276
                                                           ==============    ===============    ==============

Weighted average common shares

Outstanding for basic earnings per common
  share                                                         1,530,429          1,564,797         1,595,477

Add:  Dilutive effects of assumed exercises of
 stock options and RRP shares                                      31,570              4,713            29,649
                                                           --------------    ---------------    --------------

Average shares and dilutive potential
 common shares                                                  1,561,999          1,569,510         1,625,126
                                                           ==============    ===============    ==============

Diluted earnings per common share                          $         0.43    $          0.38     $        0.17
                                                           ==============    ===============     =============

Stock options for 8,000 shares of common stock were not considered in computing earnings per share for 2002 and 2001 because they were antidilutive.

-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-30.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of Grand Central Financial Corp. follows,

CONDENSED BALANCE SHEET,
December 31, 2002 and 2001

                                                                                     2002                2001
                                                                                     ----                ----
     ASSETS
     Cash and cash equivalents                                                  $           516    $          1,738
     Investment in banking subsidiary                                                    20,831              22,303
     Other assets                                                                         1,291               1,290
                                                                                ---------------    ----------------
         Total assets                                                           $        22,638    $         25,331
                                                                                ===============    ================

     LIABILITIES AND EQUITY
     Loan payable                                                               $         4,900    $          7,000
     Accrued expenses and other liabilities                                                 155                 171
     Shareholders' equity                                                                17,583              18,160
                                                                                ---------------    ----------------
         Total liabilities and shareholders' equity                             $        22,638    $         25,331
                                                                                ===============    ================


CONDENSED STATEMENTS OF INCOME
December 31, 2002 and 2001

                                                                                     2002                2001
                                                                                     ----                ----

Interest and dividend income
     Loan interest income                                                       $            77    $             86
                                                                                ---------------    ----------------
                                                                                             77                  86

Interest expense                                                                            297                 494
Operating expenses                                                                          173                 204
                                                                                ---------------    ----------------
                                                                                            470                 698
Loss before taxes and equity in
  undistributed loss of subsidiary                                                         (393)               (612)
Income tax benefit                                                                         (137)               (208)
                                                                                ---------------    ----------------

Loss before equity in undistributed
  loss of subsidiary                                                                       (256)               (404)
Equity in undistributed earnings of subsidiary                                              930               1,002
                                                                                ---------------    ----------------

Net income                                                                      $           674    $            598
                                                                                ===============    ================


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-31.

                         GRAND CENTRAL FINANCIAL CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

-------------------------------------------------------------------------------

NOTE 19- PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
               (Continued)


CONDENSED STATEMENTS OF CASH FLOWS
At December 31, 2002 and 2001
                                                                                     2002                2001
                                                                                     ----                ----

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                      $           674    $            598
Equity in undistributed earnings of subsidiary                                             (930)             (1,002)
Cash received from bank for ESOP loan                                                       212                 212
Change in other assets and other liabilities                                               (589)                422
                                                                                ---------------    ----------------
     Net cash from operating activities                                                    (633)                229

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of loan payable                                                                (2,100)                  -
Purchase of treasury stock                                                                1,044                 (75)
Cash dividends paid                                                                         551                (482)
Dividends on unallocated ESOP shares                                                        (84)                (60)
                                                                                ---------------    ----------------
     Net cash from financing activities                                                    (589)               (617)
                                                                                ---------------    ----------------

     Net change in cash and cash equivalents                                             (1,222)               (388)

     Beginning cash and cash equivalents                                                  1,738               2,126
                                                                                ---------------    ----------------

     Ending cash and cash equivalents                                           $           516    $          1,738
                                                                                ===============    ================


NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                           Earnings per Share
                                 Interest       Net Interest           Net                 ------------------
                                  Income           Income            Income            Basic         Fully Diluted
                                 --------       ------------         ------            -----         -------------
2002
    First quarter               $   1,940         $     996        $     209           $   .13          $   .13
    Second quarter                  1,767               858              140               .09              .09
    Third quarter                   1,719               854              114               .08              .07
    Fourth quarter                  1,657               905              211               .14              .14

2001
    First quarter               $   2,550         $   1,032        $     180           $   .12          $   .12
    Second quarter                  2,521             1,113               91               .06              .06
    Third quarter                   2,263               980              275               .18              .18
    Fourth quarter                  2,254             1,155               52               .02              .02


-------------------------------------------------------------------------------
                                  (Continued)
                                                                          F-31.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GRAND CENTRAL FINANCIAL CORP.

                          /s/ David C. Vernon
                          ---------------------------------------------
                          David C. Vernon
                          Chairman of the Board and Chief Executive Officer

                          Date: March 28, 2003


     Pursuant to the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Name                                   Title                            Date
              ----                                   -----                            ----
/s/ David C. Vernon                         Chairman of the Board and            March 28, 2003
------------------------------------        Chief Executive Officer
David C. Vernon
(principal executive officer)


/s/ William R. Williams                     President and Director               March 28, 2003
------------------------------------
William R. Williams


/s/ John A. Rife                            Executive Vice President             March 28, 2003
------------------------------------        and Treasurer
John A. Rife
(principal accounting
and financial officer)


/s/ Gerry W. Grace                          Director                             March 28, 2003
------------------------------------
Gerry W. Grace


/s/ Jeffrey W. Aldrich                      Director                             March 28, 2003
------------------------------------
Jeffrey W. Aldrich


/s/ Thomas P. Ash                           Director                             March 28, 2003
------------------------------------
Thomas P. Ash


                                  CERTIFICATION

I, David C. Vernon, certify, that:

     1. I have reviewed this annual report on Form 10-KSB of Grand Central Financial Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                     /s/ David C. Vernon
                                         ---------------------------------------
                                         David C. Vernon
                                         Chairman of the Board and Chief
                                         Executive Officer

                                  CERTIFICATION

I, John A. Rife, certify, that:

     1. I have reviewed this annual report on Form 10-KSB of Grand Central Financial Corp.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a. all significant deficiencies in the design or operation of the internal controls which could adversely affect the registrant's ability to record process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect the internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 28, 2003                      /s/ John A. Rife
                                          --------------------------------------
                                          John A. Rife
                                          Executive Vice President and Treasurer