Form 10QSB
period 2003-03-31
CENTRAL FEDERAL CORP
filed 2003-05-20
CIK 1070680

                           CENTRAL FEDERAL CORPORATION

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to______________


                         Commission File Number 0-25045


                           CENTRAL FEDERAL CORPORATION
                           ---------------------------
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

                       Grand Central Financial Corporation
                       -----------------------------------
(Former name, former address and former fiscal year, if changed since last report)

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class:                                 Outstanding at May 9, 2003
             ------                                 --------------------------
Common stock, $.01 par value                          1,938,871 common shares



Transitional Small Business Disclosure format (check one)         Yes [ ] No [X]

                           CENTRAL FEDERAL CORPORATION
                                  FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2003
                                     INDEX


PART I.  Financial Information
                                                                                                          Page
                                                                                                          ----
Item 1. - Financial Statements

      Consolidated Balance Sheets as of March 31, 2003 and
      December 31, 2002 ..............................................................................      3

      Consolidated Statements of Operations for the three months ended
      March 31, 2003 and 2002.........................................................................      4

      Condensed Consolidated Statements of Changes in Shareholders' Equity
      for the three months ended March 31, 2003.......................................................      5

      Consolidated Statements of Comprehensive Income for the three months
      ended March 31, 2003 and 2002...................................................................      6

      Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2003 and 2002...................................................................      7

      Notes to Consolidated Financial Statements .....................................................      8


Item 2. - Management's Discussion and Analysis........................................................     10

Item 3.   Controls and Procedures.....................................................................     15


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.............................................................     16

Signatures ...........................................................................................     17

Section 302 Certifications

EX-99.1 Section 906 Certifications of David C. Vernon and Kelley L. Nanna, CPA........................     18

                         PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                           CENTRAL FEDERAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                                      March 31,
                                                                        2003          December 31,
                                                                     (Unaudited)          2002
                                                                      ---------         ---------
ASSETS
     Cash and amounts due from depository institutions                $  12,841         $  12,876
     Interest-bearing deposits in other banks                                 3                 3
                                                                      ---------         ---------
         Total cash and cash equivalents                                 12,844            12,879
     Time deposits with other banks                                      11,177             7,205
     Securities available for sale                                        2,384             1,439
     Securities held to maturity (fair value
       of $10,524 in 2003 and $18,169 in 2002)                           10,505            17,822
     Loans held for sale                                                  1,713                --
     Loans, net (of allowance of $343 in 2003 and $361 in 2002)          58,383            62,565
     Federal Home Loan Bank stock, at cost                                3,519             3,485
     Premises and equipment, net                                            832               833
     Accrued interest receivable                                            378               403
     Bank owned life insurance                                            3,116             3,068
     Other assets                                                           943               820
                                                                      ---------         ---------

              Total assets                                            $ 105,794         $ 110,519
                                                                      =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits                                                         $  75,531         $  74,753
     Federal Home Loan Bank advances                                     11,304            11,430
     Loan payable                                                            --             4,900
     Advance payments by borrowers for taxes and insurance                  338               487
     Other liabilities                                                    2,245             1,366
                                                                      ---------         ---------
         Total liabilities                                               89,418            92,936
                                                                      ---------         ---------

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding                                                --                --
     Common stock, $.01 par value, 6,000,000 shares
       authorized, 1,938,871 shares issued                                   19                19
     Additional paid-in capital                                           8,297             8,306
     Retained earnings, partially restricted                             12,813            14,085
     Unearned stock based incentive plan shares                            (133)             (160)
     Treasury stock, 292,950 shares, at cost                             (3,270)           (3,270)
     Unearned employee stock ownership plan shares                       (1,382)           (1,425)
     Accumulated other comprehensive income                                  32                28
                                                                      ---------         ---------
         Total shareholders' equity                                      16,376            17,583
                                                                      ---------         ---------
              Total liabilities and shareholders' equity              $ 105,794         $ 110,519
                                                                      =========         =========

See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                  (Unaudited)

                                                Three months ended
                                                     March 31,
                                                     ---------
                                                 2003           2002
                                               -------         ------
INTEREST INCOME
     Loans, including fees                     $ 1,168         $1,464
     Interest on securities                        268            453
     Interest-bearing deposits in banks             32             23
                                               -------         ------
         Total interest income                   1,468          1,940

INTEREST EXPENSE
     Deposits                                      429            687
     FHLB borrowings                               155            175
     Loan payable                                   17             82
                                               -------         ------
         Total interest expense                    601            944

NET INTEREST INCOME                                867            996

Provision for loan losses                           --             --
                                               -------         ------
NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                      867            996

NON-INTEREST INCOME

     Gain on sale of loans                          81            104
     Gain on sale of securities                     --             10
     Other income                                  127             32
                                               -------         ------
        Total non-interest income                  208            146

NON-INTEREST EXPENSE

     Salaries and employee benefits              2,272            443
     Net occupancy expense                         101             95
     Data processing expense                        35             35
     Franchise taxes                                92             79
     Other expenses                                287            152
                                               -------         ------
         Total non-interest expense              2,787            804

(Loss) Income before income taxes               (1,712)           338
Income tax (benefit) expense                      (589)           129
                                               -------         ------
Net (loss) income                              $(1,123)        $  209
                                               =======         ======
(Loss) Earnings per share:
     Basic                                     $  (.74)        $  .13
     Diluted                                      (.74)           .13

See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)
                                  (Unaudited)


                                                                    Unearned     Unearned
                                                                    Employee       Stock                Accumulated
                                               Additional             Stock        Based                  Other           Total
                                       Common    Paid in  Retained  Ownership    Incentive    Treasury  Comprehensive   Shareholders
                                        Stock    Capital  Earnings  Plan Shares  Plan Shares   Stock      Income          Equity
                                        -----    -------  --------  -----------  -----------   -----     ------           ------
Balances at January 1, 2003           $    19   $  8,306  $14,085   $ (1,425)    $  (160)     $(3,270)   $ 28             $17,583

Commitment to release ESOP shares                     (9)                 43                                                   34
Release of incentive shares                                                           27                                       27
Cash dividends                                               (149)                                                           (149)
Net loss                                                   (1,123)                                                         (1,123)
Change in unrealized gain
  securities available-for-sale,
    net of tax                                                                                              4                   4
                                      -------   --------  -------   --------     -------      -------    ----              ------
Balances at March 31, 2003            $    19   $  8,297  $12,813   $ (1,382)    $  (133)     $(3,270)   $ 32             $16,376
                                      =======   ========= ========  ==========   =======      =======    ====             =======

See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)

                                                              Three Months Ended
                                                                 March 31,
                                                                 ---------
                                                            2003           2002
                                                            ----           ----
NET (LOSS) INCOME                                         $(1,123)        $ 209
Other comprehensive income, net of tax
     Unrealized gain on securities available
       for sale arising during the period                       4             5

     Less: Reclassified adjustment for accumulated
             gains included in net income                      --             7
                                                          -------         -----
     Unrealized gains (losses) on securities                    4            (2)
                                                          -------         -----
COMPREHENSIVE (LOSS) INCOME                               $(1,119)        $ 207
                                                          =======         =====


See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                        March 31,
                                                                 2003             2002
                                                               --------         --------
NET CASH FROM OPERATING ACTIVITIES                             $ (2,015)        $  8,280

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Net purchases                                             (936)             318
     Securities held to maturity
         Net proceeds                                             7,289             (602)
     Increase in time deposits with other banks                  (3,972)             (49)
     Net change in loans                                          4,118            4,719
     Net purchases of fixed assets                                   --              (18)
                                                               --------         --------
         Net cash from investing activities                       6,499            4,368

CASH FLOWS FROM FINANCING ACTIVITIES

     Net change in deposits                                         778              893
     Net change in advance payments by
       borrowers for taxes and insurance                           (149)            (281)
     Repayment loan payable                                      (4,900)            (100)
     Disposal of premises and equipment                              27
     Cash dividends                                                (149)            (155)
     Repayment of long-term FHLB advances                          (126)          (6,268)
                                                               --------         --------
         Net cash from financing activities                      (4,519)          (5,911)

NET CHANGE IN CASH AND CASH EQUIVALENTS                             (35)           6,737

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                 12,879            4,380
                                                               --------         --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 12,844         $ 11,117
                                                               ========         ========

See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (UNAUDITED)

Unless otherwise indicated, amounts in thousands.

Basis of Presentation:

Central Federal Corporation (the "Corporation"), formerly known as Grand Central Financial Corp., is a holding company that owns all of the outstanding common stock of Central Federal Bank (the "Bank"), formerly known as Central Federal Savings and Loan of Wellsville.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America. However, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

The results of operations and cash flows reported for the period ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and notes included herein should be read in conjunction with the audited consolidated financial statements and notes for the year ended December 31, 2002, contained in the Corporation's 2002 Annual Report and the Corporation's Form 10-KSB filed for December 31, 2002.

Earnings Per Share:

Basic earnings per common share, is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they become vested. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and the additional potential common shares issuable under stock options. The basic weighted average shares were 1,514,784 and 1,574,749 and diluted weighted average share were 1,526,271 and 1,599,361 for the three months ended March 31, 2003 and 2002.

Stock Compensation:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Financial Accounting Standards Board Statement No. 123, Accounting for Stock-Based Compensation.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                    Three months ended March 31,

                                                       2003              2002
                                                    ---------         ---------
Net income as reported                                $(1,123)          $ 209
Less stock-based compensation
   expense determined under fair value
   based method                                           (37)            (30)
                                                      -------            ----
Pro forma net income                                   (1,160)            179
                                                      =======            ====

Based earnings per share as reported                  $ (0.74)          $0.13
Pro forma basic earnings per share                      (0.77)           0.11

Diluted earnings per share as reported                  (0.74)           0.13

Pro forma diluted earnings per share                    (0.76)           0.11


Employee Benefits:

Expenses for employee benefits increased in the current period due to the termination of the bank's leveraged ESOP, pension plan, a supplemental executive retirement agreement in connection with the retirement of William R. Williams as President effective April 23, 2003 and an agreement with John A. Rife, as Executive Vice President and Treasurer.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion compares the financial condition of Central Federal Corporation and its wholly owned subsidiary, Central Federal Bank at March 31, 2003 to December 31, 2002 and the results of operations for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions that are not subject to certain risks and uncertainties for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the SEC.

The Corporation does not undertake - and specifically disclaims any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Corporation's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on its loans and securities portfolio and its cost of funds, consisting of interest paid on its deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation's net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, operating expenses and franchise and income taxes. The Corporation's revenues are derived primarily from interest on mortgage loans, consumer loans, securities, as well as income from service charges and loan originations. The Corporation's operating expenses principally consist of employee compensation and benefits, occupancy, federal deposit-insurance premiums and other general and administrative expenses. The Corporation's results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the Corporation.

MANAGEMENT STRATEGY
The Corporation is a community oriented financial institution offering a variety of financial services to meet the needs of individuals and businesses located in the communities it serves. The Corporation attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate one-to-four family residential mortgage loans and short-term consumer loans. Beginning in 2003, the Corporation will originate commercial loans in the Akron, Ohio and Columbus, Ohio markets in addition to the communities historically served. To a lesser extent, the Corporation also originates residential construction loans in its market area and a limited amount of commercial business loans and loans secured by multi-family and non-residential real estate. Management's efforts in increasing the Corporation's volume of shorter term consumer loans have been intended to help reduce interest rate risk, as well as to build on the Corporation's residential mortgage business. The Corporation's deposits are insured up to the maximum allowable amount by the Savings Association Insurance Fund ("SAIF"), and administered by the Federal Deposit Insurance Corporation ("FDIC"). The Corporation also invests in mortgage-backed securities, most of which are insured or guaranteed by federal agencies, as well as securities issued by the U.S. government or agencies thereof.

The Corporation is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed below. The Corporation is also not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 AND DECEMBER 31, 2002
Total assets of the Corporation were $105.8 million at March 31, 2003 compared to $110.5 million at December 31, 2002, representing a decrease of $4.7 million, or 4.25%. The primary component of the decrease in total assets was a $2.5 million decrease in loans and loans held for sale coupled with a decrease in securities, held to maturity of $7.3 million or 41.05%. The decrease in loans was primarily due to refinancing activity during the quarter. Interest rates for long-term fixed rates continue to stay near record lows. Management has decided to sell the new loans rather than hold them in its portfolio. Management will continue to sell the new loans as the market conditions remain favorable. The Corporation has also had a decline in consumer loans, which are mostly automobile loans of $919 million or 7.08% due to local competition from dealers offering special rebates and financing programs. The Corporation currently grants loans for both new and used automobile purchases. Maturities for new and used automobile financed range from 24 months to 66 months. The Corporation does not originate subprime automobile loans. Cash and cash equivalents remained consistent. Management will use these funds to invest in proper instruments when the timing is correct.

The Corporation also reduced Federal Home Loan Bank of Cincinnati (the "FHLB") advances by $126,000 or 1.10% from year-end. The Corporation has used the advances to fund loan growth, but based on the current lending environment the advances are not needed. Management would consider using advances, if needed, in the future. Loan payable was reduced by $4.9 million or 100.00% from year-end.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

General. Net income for the three months ended March 31, 2003 decreased by $1.3 million from $209,000 for the three months ended March 31, 2002 to net loss of $1.1 for the three months ended March 31, 2003. The decrease was mainly due to expenses accrued in the first three months of March 31, 2003. See the non-interest expense section for further explanation of accrued expenses.

Net Interest Income. Net interest income is the largest component of the Corporation's net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.

Net interest income decreased approximately $129,000, or 12.95%, for the three months ended March 31, 2003. The primary reason for the decrease in net interest income was the decrease in interest income of $472,000 or 24.32% for the first three months of 2003 when compared to the same time period for 2002. This decrease was primarily due to the decrease in rates for loans. As mentioned earlier, rates for one-to-four family mortgages have been at historic lows over the past twenty-four months resulting in high refinancing activity. Due to the refinancing streams, the Corporation has a smaller portfolio at a lower earning rate, resulting in lower interest income. The Corporation experienced the same condition with automobile loans. The Corporation is in the process of opening new offices in the Akron, Ohio and Columbus, Ohio markets to originate commercial loans.

The Corporation also earned less in interest from securities, a decrease of $185,000 or 40.83% when compared to the prior year. This decrease was primarily due to the decline of the average securities balance. Most of the Corporation's investments are in mortgage-backed instruments which experienced similar rate reductions and prepayments similar to one-to-four family mortgages.

The decrease in interest income was offset substantially by the decrease in interest expense. Interest expense decreased $343,000 or 36.33% when comparing the first three months of 2003 to 2002. The decrease is due to the declining interest rate environment during 2002 and 2003. The Corporation was able to decrease their expense while increasing the overall deposit amount. Due to economic events since 2001, consumers have moved money from the stock market to bank deposit accounts. The Corporation also was able to payoff some of their advances with the FHLB with the funds received from loan and security pay downs and deposit growth. The Corporation reduced interest expense for FHLB advances by $20,000 or 11.42% when compared to the prior period. The loan payable of $4.9 million at December 31, 2002 has been repaid in the current period which will result in a savings of approximately $65,000 in interest expense for the year ending December 31, 2003.

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

No provision for loan losses was recorded during the three months ended March 31, 2003 or 2002. At March 31, 2003, the allowance for loan losses represented ..56% of total loans compared to .57% at December 31, 2002. Further, nonperforming loans, all of which are nonaccrual loans, were $765,000 at March 31, 2003 and $781,000 at December 31, 2002. At March 31, 2003 and December 31,
2002 represented 1.27% and 1.24%, respectively of the net loan balance. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions.

Non-interest Income. The Corporation experienced a $62,000, or 42.46%, increase in non-interest income during the first three months of 2003 compared to the same period in 2002. The gain on sale of loans decreased $23,000 from $104,000 in 2002 to $81,000 in 2003. The Corporation sold $3.4 million of loans that were originated during the first quarter. Management decided to sell the low rate long-term assets instead of holding them in their portfolio. Management has sold loans in the past and will continue to do so depending on the market environment.

Non-interest Expense. Non-interest expense increased $2.0 million, or 246.64%. Expenses in the amount of $1.8 million were accrued for termination of the Bank's leveraged ESOP, pension plan, a supplemental Executive Retirement Agreement in connection with the retirement of William R. Williams as President effective April 23, 2003 and an agreement with John A. Rife, Executive Vice President and Treasurer.

Income Taxes. The provision for income taxes totaled a benefit of $589,000 for the three months ended March 31, 2003 compared to expense of $129,000 for the three months ended March 31, 2002, due to the decrease in income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES
The Bank's primary sources of funds are deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB. The Bank uses the funds to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, mortgage prepayments and the exercise of call features are greatly influenced by general interest rates, economic conditions and competition. OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 2 capital level of $14.432 million, or 24.59%, of total adjusted assets, which is above the required level of $3.521 million, or 6.00%; Tier 1 capital of $14.432 million, or 13.71%, of adjusted total assets, which is above the required level of $5.263 million, or 5.00%; and risk-based capital of $14.775 million, or 25.18%, of risk-weighted assets, which is above the required level of $5.868 million, or 10.00%.

The Bank's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At March 31, 2003, cash and cash equivalents totaled $12.8 million, or 12.14% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 2003, the Bank had unused borrowing capacity from the FHLB of $21.6 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may rely on FHLB borrowing to fund asset growth.

The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

Item 3.

                            CONTROLS AND PROCEDURES

(a) The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

         Within 90 days prior to the date of this report, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's principal executive officer and principal financial officer concluded that the Corporation's disclosures and procedures were effective.

(b) Although the Corporation hired a new principal executive officer and principal financial officer in the current period, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits

 Exhibit Number                Exhibit
 --------------                -------
    3.1                        Certificate of Incorporation of Central Federal
                               Corporation (incorporated by reference from
                               Exhibit 3.1 to the Form SB-2 No. 333-64089 filed
                               by the registrant on September 23, 1998)

    3.2                        Bylaws of Central Federal Corporation
                               (incorporated by reference from Exhibit 3.2 to the Form SB-2 No. 333-64089 filed by the registrant on September 23, 1998)

    4.1 Form of Common Stock Certificate (incorporated by reference from Exhibit 4.0 to the Form SB-2
                               No. 333-64089 filed by the registrant on September 23, 1998)

   99.1                        Certifications of David C. Vernon, Chairman,
                               President and Chief Executive Officer (principal executive officer) of Central Federal Corporation and Kelley L. Nanna, CPA, Treasurer (principal financial officer) of Central Federal
                               Corporation, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




(b) Reports on Form 8-K.

    During the fiscal quarter ended March 31, 2003, the Corporation filed three Forms 8-K and one Form 8-K/A as follows:

    On March 25, 2003, the Corporation filed a Form 8-K/A, which revised the Form 8-K filed on March 24, 2003. The amendment changed the date of the dividend payable to shareholders of record from April 7, 2003 to April 4, 2003.

    On March 24, 2003, the Corporation filed a Form 8-K, reporting the declaration of a cash dividend payable of $0.09 per share to shareholders of record on April 7, 2003.

    On March 3, 2003, the Corporation filed a Form 8-K to announce the retirement of William R. Williams, President and Chief Executive Officer and the appointment of David C. Vernon as President and Chief Executive Officer.

    On January 21, 2003, the Corporation filed a Form 8-K, to announce the retirement of Gerry W. Grace as Chairman of the Board of Directors and the appointment of David C. Vernon as Chairman of the Board of Directors,

                                    SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CENTRAL FEDERAL CORPORATION




Dated:  May 20, 2003        By:     /s/ David C. Vernon
                                    -----------------------------------
                                    David C. Vernon
                                    Chairman, President and CEO
                                    (principal executive officer)



Dated:  May 20, 2003        By:     /s/ Kelley L. Nanna
                                    -----------------------------------
                                    Kelley L. Nanna, CPA
                                    Treasurer
                                    (principal accounting and financial officer)

                           CENTRAL FEDERAL CORPORATION
                             SECTION 302 CERTIFICATE

I, David C. Vernon, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Central Federal Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


      (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 20, 2003                        By:    /s/ David C. Vernon
                                                   -----------------------------
                                                   David C. Vernon
                                                   Chairman, President and CEO
                                                   (principal executive officer)

                           CENTRAL FEDERAL CORPORATION

                             SECTION 302 CERTIFICATE

I, Kelley L. Nanna, CPA, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Central Federal Corporation;

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

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


    (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


    (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  May 20, 2003                     By:    /s/ Kelley L. Nanna
                                                --------------------------------
                                                Kelley L. Nanna, CPA
                                                Treasurer
                                                (principal financial officer)