Form 10QSB
period 2003-06-30
CENTRAL FEDERAL CORP
filed 2003-08-19
CIK 1070680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
           For the quarterly period ended June 30, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
       OF 1934
           For the transition period from            to
                                          ----------   --------------

                         Commission File Number 0-25045
                                                -------


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

           Class:                                  Outstanding at August 6, 2003
Common stock, $.01 par value                       1,974,621 common shares


Transitional Small Business Disclosure format (check one)   Yes [ ]  No [X]

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2003
                                      INDEX


PART I.  Financial Information
                                                                                       Page
                                                                                       ----
Item 1. - Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 2003 and
     December 31, 2002 .............................................................     3

     Consolidated Statements of Income for the three and six months ended
     June 30, 2003 and 2002.........................................................     4

     Condensed Consolidated Statements of Changes in Shareholders' Equity
     for the six months ended June 30, 2003.........................................     5

     Consolidated Statements of Comprehensive Income for the three and six
     months ended June 30, 2003 and 2002 ...........................................     6

     Condensed Consolidated Statements of Cash Flows for the six months
     ended June 30, 2003 and 2002...................................................     7

     Notes to Consolidated Financial Statements ....................................     8


Item 2. - Management's Discussion and Analysis of Financial Condition
     and Results of Operations......................................................    11

Item 3. - Controls and Procedures...................................................    16

PART II.  Other Information

Item 1.  Legal Proceedings..........................................................    17
Item 2.  Changes in Securities .....................................................    17
Item 3.  Defaults Upon Senior Securities............................................    17
Item 4.  Submission of Matters to a Vote of Security Holders........................    17
Item 5.  Other Information..........................................................    17
Item 6.  Exhibits and Reports on Form 8-K...........................................    18

Signatures .........................................................................    19

Section 302 Certifications

EX-31.1 Certification of David C. Vernon............................................    20
EX-31.2 Certification of Kelley L. Nanna, CPA.......................................    21

Section 906 Certifications

EX-32.1 Certification of David C. Vernon............................................    22
EX-32.2 Certification of Kelley L. Nanna, CPA.......................................    23

                   CENTRAL FEDERAL CORPORATION AND SUBSIDIARY
                          PART I. Financial Information
                          Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                        June 30,         December 31,
                                                                          2003               2002
                                                                       ---------         -----------
                                                                      (unaudited)
ASSETS
    Cash and amounts due from depository institutions                  $   5,131          $  12,876
    Federal funds sold                                                    11,000                 --
    Interest-bearing deposits in other banks                                   3                  3
                                                                       ---------          ---------
        Total cash and cash equivalents                                   16,134             12,879
    Time deposits with other banks                                         1,698              7,205
    Securities available for sale                                         28,291              1,439
    Securities held to maturity (estimated fair value
        of $0 in 2003 and $18,169 in 2002)                                    --             17,822
    Loans held for sale                                                    1,150                 --
    Loans, net (of allowance of $428 in 2003 and $361 in 2002)            55,591             62,565
    Federal Home Loan Bank stock, at cost                                  3,554              3,485
    Premises and equipment, net                                            1,077                833
    Bank owned life insurance                                              3,167              3,068
    Other assets                                                           1,085              1,223
                                                                       ---------          ---------

           Total assets                                                $ 111,747          $ 110,519
                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
        Non interest-bearing                                           $     349          $   1,396
        Interest-bearing                                                  75,708             73,294
                                                                       ---------          ---------
           Total deposits                                                 76,057             74,690
    Federal Home Loan Bank advances                                       11,240             11,430
    Loan payable                                                              --              4,900
    Advance payments by borrowers for taxes and insurance                    593                487
    Other liabilities                                                      2,695              1,429
                                                                       ---------          ---------
        Total liabilities                                                 90,585             92,936
                                                                       ---------          ---------

    Preferred stock, authorized 1,000,000 shares, no shares
      issued and outstanding                                                  --                 --
    Common stock, $.01 par value, 6,000,000 shares
      authorized, 2,266,371 and 1,938,871 shares issued in
     2003 and 2002, respectively                                              23                 19
    Additional paid-in capital                                            11,521              8,306
    Retained earnings                                                     12,687             14,085
    Unearned stock based incentive plan shares                              (108)              (160)
    Treasury stock, 291,750 and 292,950 shares, at cost                   (3,254)            (3,270)
    Unearned Employee Stock Ownership Plan shares                             --             (1,425)
    Accumulated other comprehensive income                                   293                 28
                                                                       ---------          ---------
        Total shareholders' equity                                        21,162             17,583
                                                                       ---------          ---------

           Total liabilities and shareholders' equity                  $ 111,747          $ 110,519
                                                                       =========          =========


          See accompanying notes to consolidated financial statements.

                         CENTRAL FEDERAL AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands, except per share amount)
                                   (Unaudited)


                                          Three months ended            Six months ended
                                               June 30,                     June 30,
                                               --------                     --------
                                           2003          2002          2003           2002
                                         -------       -------       -------        -------
INTEREST INCOME
    Loans, including fees                $ 1,085       $ 1,280       $ 2,271        $ 2,745
    Interest on securities                   274           444           561            897
    Interest-bearing deposits
      in banks                                39            43            96             66
                                         -------       -------       -------        -------
        Total interest income              1,398         1,767         2,928          3,708

INTEREST EXPENSE
    Deposits                                 362           662           762          1,350
    FHLB borrowings                          155           165           341            341
    Loan payable                               4            82            20            163
                                         -------       -------       -------        -------
        Total interest expense               521           909         1,123          1,854

NET INTEREST INCOME                          877           858         1,805          1,854

Provision for loan losses                     83            --            83             --
                                         -------       -------       -------        -------

NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                  794           858         1,722          1,854

NON-INTEREST INCOME
    Service charges                           60            25           109             48
    Gain on sale of loans                    134            69           215            172
    Gain on sale of securities                --            --            --             10
    Other income                              52            10           102             19
                                         -------       -------       -------        -------
        Total non-interest income            246           104           426            249

NON-INTEREST EXPENSE
    Salaries and employee benefits            20           461         2,285            902
    Net occupancy expense                     59            62           115            125
    Data processing expense                   63            32           112             66
    FDIC assessments                           3             3            10              7
    Franchise taxes                           94            73           193            152
    Professional fees                        198            21           369             50
    Printing and supplies                     18            15            29             24
    Amortization and depreciation             29            36            66             70
    Advertising                               21             6            23             12
    Other expenses                           243            50           366            154
                                         -------       -------       -------        -------
        Total non-interest expense           748           759         3,568          1,562

Income (loss) before income taxes            292           203        (1,420)           541

Income tax expense (benefit)                 240            63          (349)           192
                                         -------       -------       -------        -------
Net income (loss)                        $    52       $   140       $(1,071)       $   349
                                         =======       =======       =======        =======

Earnings (loss) per share
    Basic                                $   .03       $   .09       $  (.64)       $   .22
    Diluted                              $   .03       $   .09       $  (.63)       $   .22


          See accompanying notes to consolidated financial statements.

                   CENTRAL FEDERAL CORPORATION AND SUBSIDIARY
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     (In thousands, except per share amount)
                                   (Unaudited)


                                                                                   Unearned     Unearned
                                                                                   Employee       Stock                 Accumulated
                                                         Additional                  Stock        Based                    Other
                                              Common       Paid-in    Retained     Ownership    Incentive   Treasury   Comprehensive
                                               Stock       Capital    Earnings    Plan Shares  Plan Shares    Stock       Income
                                               -----       -------    --------    -----------  -----------    -----       ------
BALANCES AT JANUARY 1, 2003                  $      19    $   8,306    $  14,085   $  (1,425)   $    (160)  $  (3,270)   $      28

Release of ESOP shares                                           (9)                      43
Sale of ESOP shares                                                                    1,382
Release of incentive shares                                                                            52
Cash dividends ($.18 per share)                                             (325)
Issuance of common stock (327,500 shares)            4        3,206
Stock options exercised                                                       (2)                                  16
Total comprehensive income (loss)                                         (1,071)                                              265
                                             ---------    ---------    ---------   ---------    ---------   ---------    ---------

BALANCES AT JUNE 30, 2003                    $      23    $  11,521    $  12,687   $       -    $    (108)  $  (3,254)   $     293
                                             =========    =========    =========   =========    =========   =========    =========


                                               Total
                                           Shareholders'
                                              Equity
                                              ------
BALANCES AT JANUARY 1, 2003                  $17,583

Release of ESOP shares                            34
Sale of ESOP shares                            1,382
Release of incentive shares                       52
Cash dividends ($.18 per share)                 (325)
Issuance of common stock (327,500 shares)      3,210
Stock options exercised                           14
Total comprehensive income (loss)               (806)
                                             -------

BALANCES AT JUNE 30, 2003                    $21,162
                                             =======

          See accompanying notes to consolidated financial statements.

                   CENTRAL FEDERAL CORPORATION AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                  (Unaudited)


                                                      Three Months Ended            Six Months Ended
                                                           June 30,                     June 30,
                                                           --------                     --------
                                                      2003           2002          2003           2002
                                                    -------        -------       -------        -------

NET INCOME (LOSS)                                   $    52        $   140       $(1,071)       $   349

Other comprehensive income (loss), net of tax
  Unrealized gain (loss) on securities
    available for sale arising during
    the period                                          (41)             5           (37)            (4)

  Cumulative effect of securities
    transferred from held to maturity
    to available for sale during the period             302             --           302             --

  Less:  Reclassification adjustment for
         accumulated gains included
         in net income                                   --             --            --              7
                                                    -------        -------       -------        -------
  Unrealized gains on
    securities                                          261              5           265              3
                                                    -------        -------       -------        -------


COMPREHENSIVE INCOME (LOSS)                         $   313        $   145       $  (806)       $   352
                                                    =======        =======       =======        =======


          See accompanying notes to consolidated financial statements.

                   CENTRAL FEDERAL CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                               --------
                                                         2003            2002
                                                       --------        --------

NET CASH FROM OPERATING ACTIVITIES                     $    618        $  8,169

CASH FLOWS FROM INVESTING ACTIVITIES
    Securities available for sale
        Net (purchases) sales and maturities            (16,319)            359
    Securities held to maturity
        Net sales and maturities                          7,289             520
    Change in time deposits with other banks              5,507             (98)
    Net purchases of premises and equipment                (192)            (88)
    Net change in loans                                   7,061           7,483
                                                       --------        --------
           Net cash from investing activities             3,346           8,176

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                1,367           2,051
    Net change in escrow accounts                           106               1
    Payment of loan payable                              (4,900)           (200)
    Cash dividends                                         (325)           (308)
    Purchase of treasury stock                               --            (651)
    Stock options exercised                                  14              --
    Proceeds from private placement                       3,219              --
    Repayment of long-term FHLB advances                   (190)         (6,495)
                                                       --------        --------
        Net cash from financing activities                 (709)         (5,602)

NET CHANGE IN CASH AND CASH EQUIVALENTS                   3,255          10,743

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         12,879           4,380
                                                       --------        --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $ 16,134        $ 15,123
                                                       ========        ========


Supplemental disclosure:
    Non-cash transfer of securities from
        held to maturity to available for sale         $ 10,533        $     --
                                                       ========        ========


          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

In the opinion of the Management of Central Federal Corporation (the "Corporation"), the accompanying consolidated financial statements for the six months and three months ended June 30, 2003 and 2002 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Corporation for the six months and three months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2002.

Securities:

The Corporation transferred securities with a carrying value of $10.5 million previously classified as "held to maturity" to "available for sale" during the current quarter. The unrealized gain on the securities transferred totaled $458,000 at the date of transfer. The Corporation's equity and accumulated other comprehensive income increased $302,000 (after tax effects) as a result of the transfer.

Shareholders' Equity:

Even though the Bank was categorized as well capitalized at year-end 2002 and 2001, the Board of Directors determined it was appropriate to raise additional capital to support future growth and expansion. For this reason, a private offering of 327,500 shares of the Corporation's common stock commenced in May 2003 and was completed in July 2003. Important information relating to this offering can be found throughout the Form 10-QSB and as part of the offering materials. Costs associated with this offering in the amount of $20,000 have been capitalized.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

                                          Three Months Ended                   Six Months Ended
                                               June 30,                             June 30,
                                               --------                             --------
                                         2003              2002              2003               2002
                                     -----------       -----------       -----------        -----------
Numerator:
Net income                           $        52       $       140       $    (1,071)       $       349

Denominator:
Weighted-average common
  shares outstanding (basic)           1,837,884         1,535,209         1,668,967          1,554,870
Dilutive effect assumes exercise
  of stock options and RRP shares         45,219            33,289            33,430             32,682

Weighted-average common
  shares outstanding (diluted)         1,883,103         1,568,898         1,702,397          1,587,552

Earnings per share:
Basic                                $       .03       $       .09       $      (.64)       $       .22
Diluted                              $       .03       $       .09       $      (.63)       $       .22


The proforma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

                                         Granted          Granted
                                        01-21-03         04-17-03
                                        --------         --------

Risk-free interest rate                   2.78%            2.99%
Expected option life                    5 years          6 years
Expected stock price volatility             45%              44%
Dividend yield                            3.92%            3.13%

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

                                                 Three months ended June 30,          Six months ended June 30,
                                                 ---------------------------         ---------------------------
                                                    2003              2002              2003              2002
                                                 ---------         ---------         ---------         ---------
Net income (loss) as reported                    $      52         $     140         $  (1,071)        $     349
Less stock-based compensation
      expense determined under fair value
      based method                                     (38)              (30)              (75)              (60)
                                                 ---------         ---------         ---------         ---------

Pro forma net income (loss)                             14               110            (1,146)              289
                                                 =========         =========         =========         =========

Based earnings per share as reported             $    0.03         $    0.09         $   (0.64)        $    0.22

Pro forma basic earnings per share                    0.01              0.07             (0.69)             0.19


Diluted earnings per share as reported                0.03              0.09             (0.63)             0.22

Pro forma diluted earnings per share                  0.01              0.07             (0.67)             0.18

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Employee Benefits:

In the three month period ended March 31, 2003, expense for salaries and employee benefits increased due to the termination of the Bank's leveraged ESOP, pension plan, a supplemental executive retirement agreement in connection with the retirement of William R. Williams as President and an agreement with John A. Rife, as Executive Vice President and Treasurer. See below for discussion regarding the ESOP and pension plans.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

At the time of termination of the ESOP, there were 119,416 shares unearned ESOP shares. From the 119,416 shares, 77,818 shares were needed to pay off the loan borrowed to fund the plan at inception, which leaves 41,598 ending shares to be allocated to participants. The cost for all participants to become fully vested in the ESOP per the Plan Document was $509,000.

PENSION PLAN

The Corporation participates in a multiemployer contributory trustee pension plan for all eligible employees. The benefits contemplated by the plan are funded as accrued through the purchase of individual life insurance policies. The cost of funding is charged directly to operations. The Corporation made no contributions for 2002 or 2001. Had the Corporation continued with the first quarter decision to withdraw from the pension plan rather than stop future employee participation in the pension plan, a contribution of $413,000 would have been necessary to fund the liability at the time of withdrawal. The pension plan has stopped future employee participation in the pension plan; therefore the $413,000 recognized in the first quarter 2003 has been reversed in the second quarter. No unfunded liability exists for past service costs.


NOTE 2 - POTENTIAL IMPACT OF ACCOUNTING PRINCIPLES TO BE IMPLEMENTED IN THE
FUTURE

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards ("SFAS") No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement is effective for contracts entered into or modified after July 1, 2003, and is not expected to have a material effect on the Company's financial statements.


The FASB recently issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both debt and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003 and is not expected to have a material effect on the Company's financial statements.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions that are not subject to certain risks and uncertainties for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. When used herein, the terms "anticipates", "plans", "expects", "believes", and similar expressions as they relate to the Corporation or its management are intended to identify such forward-looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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

GENERAL

The Corporation's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on its loans and securities portfolio and its cost of funds, consisting of interest paid on its deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation's net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, operating expenses and franchise and income taxes. The Corporation's revenues are derived primarily from interest on mortgage loans, consumer loans, securities, as well as income from service charges and loan originations. The Corporation's operating expenses principally consist of interest expense, employee compensation and benefits, occupancy and other general and administrative expenses. The Corporation's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may also materially impact the Corporation.

MANAGEMENT STRATEGY

The Corporation is in the process of implementing significant change to take advantage of opportunities for growth by utilizing its strong capital position. A private placement of 327,500 shares at $9.95 per share was recently completed. The management team has been expanded and strengthened. Offices are planned for Fairlawn and Columbus, Ohio. The data processing system is being converted and the Corporation's subsidiary Bank has begun making commercial loans.

Raymond E. Heh, former Chainman, President and CEO of Bank One Akron has been named Regional President, Summit County. Parker MacDonell, former Senior Vice President of Bank One Columbus and third generation Ohio Banker, has been named Regional President, Columbus. Edward Baumgardner, former President and CEO of Potters Bank and Potters Financial Corporation has been named Regional President, Columbiana County. Eloise L. Mackus Esq. joined the Company and Bank as Senior Vice President, General Council and Secretary. Three directors have been added to the Board: Mark S. Allio, former President of Third Federal Savings, Cleveland;

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


William R. Downing, President R.H. Downing Company; and Jerry F. Whitmer, Managing Partner, Brouse & McDowell, became members of the Board of the Corporation and Bank in the second quarter.

A lease has been signed for office space and the Columbus office is expected to open by November, 2003. Construction of a new office building has begun in Fairlawn. The Fairlawn building is expected to be completed in early 2004 and the Bank will be leasing the entire first floor. The Bank has been granted approval to begin operations in Fairlawn and will operate out of a temporary office until construction of the new facility is complete. The Corporation is one third owner of a limited liability company that will own and manage the Fairlawn building.

The Corporation has allowed its mortgage loan portfolio to decrease as interest rates have fallen to historic lows. The Corporation has also held its investments to shorter maturities in anticipation of growth in its commercial loan portfolio. Cash flow from short term investments will be used to fund commercial loan growth.

To improve liquidity, all investment securities have been reclassified as available for sale. It is expected that all securities, purchased in the future, will be classified as available for sale.

Near term profitability is expected to be significantly impacted by the cost of opening the offices in Fairlawn and Columbus. Profitability will be further impacted by the decision to shorten the investment portfolio and by allowing the mortgage loan portfolio to decline, as borrowers refinanced to take advantage of lower interest rates. Longer term, however, growth in commercial loans and deposits at our soon to be established Fairlawn and Columbus offices should result in improved financial performance.

The Corporation is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations, except as discussed therein. The Corporation is not aware of any current recommendations by its regulators which would have a material effect if implemented, except as discussed below.

The following discussion compares the financial condition of the Corporation and its wholly-owned subsidiary, Central Federal Bank, at June 30, 2003 to December 31, 2002 and the results of operations for the three months ended June 30, 2003 and 2002 and the six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included therein.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 AND DECEMBER 31, 2002

Total assets of the Corporation were $111.7 million at June 30, 2003 compared to $110.5 million at December 31, 2002, representing an increase of $1.2 million, or 1.1%. The primary components in the increase in total assets were a $3.3 million increase in cash and cash equivalents, which includes federal funds sold, a $9.0 million increase in securities available for sale and securities held to maturity combined, and a $1.2 million increase in loans held for sale, which were partially offset by a decrease in time deposits with other banks of $5.5 million and a $7.0 million decrease in loans, net. The decrease in loans, net was primarily due to the Corporation's decision to allow the mortgage loan portfolio to decline as borrowers refinanced to take advantage of lower interest rates. Interest rates for long-term, fixed rates continue to stay near 40 year lows. Management decided to sell the new loans rather than hold them in its portfolio. The cost of equipment associated with the conversion of the Corporation's core data processing system, scheduled to be completed in the third quarter, has been capitalized. Additional equipment has been capitalized in connection with significant upgrades to the Bank's information and communications systems. The Corporation transferred securities with a carrying value of $10.5 million previously classified as "held to maturity" to "available for sale" during the current quarter. The unrealized gain on the

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


securities transferred totaled $458,000. The Corporation's equity and accumulated other comprehensive income increased $302,000 (after tax effects) as a result of the transfer.

Total liabilities of the Corporation were $90.6 million at June 30, 2003 compared to $92.9 million at December 31, 2002, representing a decrease of $2.3 million, or 2.5%. The decrease was due to repayment of the $4.9 million principal balance of a $7 million loan, which had been obtained to fund the payment of a return of capital dividend declared in 2000.

At June 30, 2003, shareholders' equity was $21.2 million compared to $17.6 million from one year ago as the Corporation neared completion of the private placement of 327,500 shares at $9.95 per share. The proceeds from the private placement will be used to fund operations. The Bank continues to exceed all applicable regulatory capital requirements. Under Federal Deposit Insurance Corporation (FDIC) guidelines, the Bank is categorized as "well capitalized," which is the highest rating category available.

COMPARISON OF RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002

General. Net income for the three months ended June 30, 2003 decreased by $88,000 or 62.9% from $140,000 for the three months ended June 30, 2002 to $52,000 for the three months ended June 30, 2003. Net income decreased $1.4 million or 406.9% for the six months ended June 30, 2003 compared to the six months ended June 30, 2002. See below for an explanation about the changes to net income.

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

Net interest income increased approximately $19,000 or 2.2% for the three months ended June 30, 2003 and decreased $49,000 or 2.6% for the six months ended June 30, 2003 in comparison to the comparable periods in 2002. The primary reason for the change in net interest income was the $369,000, or 20.9% decrease in interest income for the three months ended June 30, 2003 and the decrease of $780,000 or 21.0% for the six months ended June 30, 2003 compared to the 2002 periods. Residential and installment loans were allowed to decrease marginally and investments were held to low rate short term investments in order to make funds available for commercial loans, expected to close in the third quarter.

The decrease in interest income was offset substantially by the decrease in interest expense. Interest expense decreased $388,000 or 42.7% for the three months ended June 30, 2003 when compared to the three months ended June 30, 2002 and for the six months ended June 30, 2003 decreased $731,000 or 39.4% when compared to the first six months of 2002. The decreases were due to the declining interest rate environment during 2002 and 2003. The Corporation was able to decrease its expense while increasing overall deposits. The Corporation reduced interest expense for FHLB advances by $10,000 or 6.1% and $0 or 0% when compared to the same periods in 2002. The loan payable of $4.9 million at December 31, 2002 has been repaid in the current period which will result in a savings of approximately $65,000 in interest expense for the year ending December 31, 2003.

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

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Based on management's review, provision for loan losses of $83,000 was recorded in the three month and six month periods in 2003 due to the change in the mix of the loan portfolio which included an increase in commercial lending. No provision for loan losses was recorded during the six months and three months ended June 30, 2002. At June 30, 2003, the allowance for loan losses represented ..75% of total loans compared to .57% at December 31, 2002. Further, nonperforming loans, all of which are nonaccrual loans, were $862,000 at June 30, 2003 and $781,000 at December 31, 2002. At June 30, 2003 and December 31,
2002 nonaccrual loans represented 1.5% and 1.2%, respectively of the net loan balance. Management believes the allowance for loan losses is adequate to absorb probable losses; however, future additions to the allowance may be necessary based on changes in economic conditions, changes in the mix of the loan portfolio and level of nonperforming loans.

Non-interest Income. The Corporation experienced a $142,000, or 136.5%, increase in non-interest income for the three months ended June 30, 2003 compared to the 2002 period. For the six months ended June 30, 2003, non-interest income increased $177,000 or 71.1% over the comparable period in 2002. Gain on sale of loans for the six months ended June 30, 2003 increased $43,000 from $172,000 in the 2002 period to $215,000 in 2003. The Corporation sold $10.5 million of loans, all of which were loans originated during the first six months of 2003. Management decided to sell the low-rate, long-term assets instead of holding them in the portfolio. Management has sold loans in the past and will continue to do so depending on the market environment.

Non-interest Expense. Non-interest expense decreased $11,000 or 1.4% and increased $2 million or 128.4% for the three months and six months ended June 30, 2003 compared to the 2002 periods. Non-interest expense, excluding a partial $413,000 reversal of the charge taken in the first quarter, which has been included in salaries and employee benefits, more fully described below, increased 53% from $759,000 in 2002 to $1,161,000 for 2003. Salaries and employee benefits was $433,000 prior to the reversal's being recorded. The increase was primarily the result of expenses associated with establishing the Fairlawn and Columbus offices. Professional fees have increased in 2003 due to the change of the name of the Corporation and the Bank and consulting fees resulting from the upgrade in computer systems necessary for the core system conversion to be completed in the next quarter. Last quarter the Corporation highlighted, among other things, a one-time charge for terminating the Employee Stock Option Plan (ESOP) and the pension plan. Management proceeded with termination of the ESOP. On reevaluation, the Board of Directors concluded that stopping future employee participation in the pension plan rather than withdrawing from it, would be in the best interest of the Corporation. The decision resulted in reversing the majority of the expense during the second quarter which had been taken in the first quarter of 2003.

Income Taxes. The provision for (benefit of) income taxes totaled $240,000 and ($350,000) for the three months and six months ended June 30, 2003 compared to $63,000 and $192,000 for the three months and six months ended June 30, 2002, due to the change in income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Corporation's primary sources of funds are the Bank's deposits, principal and interest payments on loans, mortgage-backed and investment securities and borrowings from the FHLB. The Corporation uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows, loan prepayments are greatly influenced by general interest rates, economic conditions and competition. OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation.

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 of $15.5 million, or 14.1%, of adjusted total assets, which exceeds the required level of $5.5 million, or 5.0%; Tier 2 capital level of $15.5 million, or 25.3%, of total adjusted assets, which exceeds the required level of $3.7 million, or 6.0%; and risk-based capital of $16.2 million, or 26.3% of risk-weighted assets, which exceeds the required level of $6.2 million, or 10.0%.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Bank's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and cash equivalents totaled $16.1 million, or 14.4% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 2003, the Bank had unused borrowing capacity from the FHLB of $40.6 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may use FHLB borrowing to fund asset growth.

The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

                           CENTRAL FEDERAL CORPORATION
                                     Item 3.
                             CONTROLS AND PROCEDURES


    (a) The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

        In April 2003, the Corporation carried out an evaluation, under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and the Corporation's Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on the foregoing, the Corporation's Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosures and procedures were effective.

    (b) Although the Corporation hired a new Chief Executive Officer and Chief Financial Officer in the current calendar year, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                           Quarter ended June 30, 2003
                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings
            None

Item 2. Changes in Securities
            None

Item 3. Defaults Upon Senior Securities
            None

Item 4.  Submission of Matters to a Vote of Security Holders

Grand Central Financial Corp. held its Annual Meeting of Shareholders on April 23, 2003. Results of shareholder voting were as follows:

  a.    The election of two Directors to three-year terms of office each:
                            Jeffrey W. Aldrich         William R. Williams
        For                    1,027,727                   1,027,177
        Withheld                 1,100                       1,650

        The following directors' terms of office as a director continued after the meeting:

            -   David C. Vernon
            -   Gerry W. Grace
            -   Thomas P. Ash

  b.    The ratification of the Corporation's 2003 Equity Compensation Plan:
        For      317,784
        Abstain   21,405
        Against    5,080
        Non-Vote 684,558

  c. The ratification of the appointment of Crowe Chizek and Company LLC as independent auditors for the Corporation for the fiscal year ending December 31, 2003:
        For    1,013,797
        Abstain      780
        Against   14,250

  d. The amendment of the Certificate of Incorporation of Grand Central Financial Corp. to change the Corporation's name to Central Federal
        Corporation:
        For    1,007,772
        Abstain      130
        Against   20,925

Item 5. Other Information
            None

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                           Quarter ended June 30, 2003
                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibit
            Number         Exhibit

              3.1          Certificate of Incorporation*

              3.2          Bylaws*

              4.0          Form of Common Stock Certificate*

             31.1 Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             31.2 Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

             32.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

             32.2 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    * Incorporated by reference into this documents from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments thereto, Registration No. 333-64089.


(b)       Reports on Form 8-K.  The information reported is as follows:

On June 20, 2003, the registrant issued a press release announcing that Edward
L. Baumgardner has been named President, Columbiana County Region, for the registrant's subsidiary, Central Federal Bank. Mr. Baumgardner will oversee the bank's offices located in Wellsville and Calcutta, Ohio.

On June 20, 2003, the registrant issued a press release announcing a cash dividend of $0.09 per share of common stock payable July 18, 2003 to shareholders of record on July 7, 2003.

On June 18, 2003, the registrant issued a press release announcing that it will open an office in a new building to be constructed on the northwest corner of Smith and Ghent Roads in Fairlawn, Ohio. The office will open during the first quarter of 2004, but in the interim a temporary office has been established at 2841 Riviera Drive, Suite 300, Fairlawn, Ohio. Further, the Corporation announced the addition of Raymond E. Heh, Regional President of Northeast Ohio and the addition of Mark Allio to the Board of Directors.

On May 7, 2003, an Amended and Restated Certificate of Incorporation was filed by the Corporation with the State of Delaware Division of Corporations. The Amended and Restated Certificate of Incorporation changed the name of the Corporation from Grand Central Financial Corp. to Central Federal Corporation. The proposal to change the name of the Corporation was approved at the Annual Meeting of Shareholders on April 23, 2003.

On May 6, 2003, the registrant issued a press release announcing that it will open its first central Ohio office in Columbus, Ohio this summer and another office in Akron, Ohio later this year. R. Parker MacDonell will join the Corporation as Regional President of Columbus.

On April 11, 2003, Grand Central Financial Corporation announced financial results for the first fiscal quarter ended March 31, 2003. Further, the Corporation announced the addition of Kelley L. Nanna, CPA as Treasurer of the Corporation.

                           CENTRAL FEDERAL CORPORATION
                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          CENTRAL FEDERAL CORPORATION




Dated:  August 14, 2003                   By:   /s/ David C. Vernon
                                                -----------------------------
                                                David C. Vernon
                                                Chairman, President and CEO
                                                (Principal Executive Officer)



Dated:  August 14, 2003                   By:   /s/ Kelley L. Nanna
                                                -----------------------------
                                                Kelley L. Nanna, CPA
                                                Treasurer
                                                (Principal Financial Officer)