Form 10QSB
period 2003-09-30
CENTRAL FEDERAL CORP
filed 2003-11-14
CIK 1070680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 2003

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
              For the transition period from             to
                                             ------------   -------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.


             Class:                            Outstanding at October 31, 2003
Common stock, $0.01 par value                  2,010,038 shares


Transitional Small Business Disclosure Format (check one)  Yes [ ]    No [X]

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2003
                                      INDEX


PART I.  Financial Information
                                                                                                   Page
                                                                                                   ----
Item 1. - Financial Statements (Unaudited)

      Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 .............      3

      Consolidated Statements of Income for the three and nine months ended
      September 30, 2003 and 2002.............................................................      4

      Condensed Consolidated Statement of Changes in Shareholders' Equity
      for the nine months ended September 30, 2003............................................      5

      Consolidated Statements of Comprehensive Income for the three and nine
      months ended September 30, 2003 and 2002 ...............................................      6

      Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2003 and 2002.......................................................      7

      Notes to Consolidated Financial Statements .............................................      8

Item 2. - Management's Discussion and Analysis of Financial Condition and
      Results of Operations...................................................................     11

Item 3. - Controls and Procedures.............................................................     17

PART II.  Other Information

Item 1.  Legal Proceedings....................................................................     18
Item 2.  Changes in Securities ...............................................................     18
Item 3.  Defaults Upon Senior Securities......................................................     18
Item 4.  Submission of Matters to a Vote of Security Holders..................................     18
Item 5.  Other Information....................................................................     18
Item 6.  Exhibits and Reports on Form 8-K.....................................................     18

Signatures ...................................................................................     20


                           CENTRAL FEDERAL CORPORATION

                          Part I. Financial Information
                          Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)

-------------------------------------------------------------------------------

                                                                                September 30,         December 31,
                                                                                    2003                  2002
                                                                                    ----                  ----
                                                                                 (Unaudited)
ASSETS
     Cash and amounts due from depository institutions                       $          20,994    $          12,876
     Interest-bearing deposits in other banks                                                3                    3
                                                                             -----------------    -----------------
         Total cash and cash equivalents                                                20,997               12,879

     Time deposits with other banks                                                      1,021                7,205
     Securities available for sale                                                      19,953                1,439
     Securities held to maturity (estimated fair value
         of  $18,169 in 2002)                                                                -               17,822
     Loans held for sale                                                                   201                    -
     Loans, net of allowance ($424 in 2003 and $361 in 2002)                            55,368               62,565
     Federal Home Loan Bank stock, at cost                                               3,590                3,485
     Premises and equipment, net                                                         1,328                  833
     Bank owned life insurance                                                           3,216                3,068
     Other assets                                                                        1,499                1,223
                                                                             ------------------   ------------------
              Total assets                                                   $         107,173    $         110,519
                                                                             =================    =================
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Non interest-bearing                                                $           1,264    $           1,396
         Interest-bearing                                                               72,500               73,294
                                                                             -----------------    -----------------
              Total deposits                                                            73,764               74,690
     Federal Home Loan Bank advances                                                    11,211               11,430
     Loan payable                                                                            -                4,900
     Advance payments by borrowers for taxes and insurance                                 131                  487
     Other liabilities                                                                   1,060                1,429
                                                                             -----------------    -----------------
         Total liabilities                                                              86,166               92,936
                                                                             -----------------    -----------------

     Preferred stock, authorized 1,000,000 shares, no shares
       issued and outstanding                                                                -                    -
     Common stock, $.01 par value, 6,000,000 shares
         authorized, 2,278,520 and 1,938,871 shares issued
         in 2003 and 2002, respectively                                                     23                   19
     Additional paid-in capital                                                         11,690                8,306
     Retained earnings, partially restricted                                            12,380               14,085
     Unearned stock based incentive plan shares                                           (351)                (160)
     Treasury stock, 268,482 and 292,950 shares, at cost                                (2,946)              (3,270)
     Unearned Employee Stock Ownership Plan shares                                           -               (1,425)
     Accumulated other comprehensive income                                                211                   28
                                                                             -----------------    -----------------
         Total shareholders' equity                                                     21,007               17,583
                                                                             -----------------    -----------------

              Total liabilities and shareholders' equity                     $         107,173    $         110,519
                                                                             =================    =================

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                     Three months ended                  Nine months ended
                                                        September 30,                      September 30,
                                                        -------------                      -------------
                                                   2003               2002             2003              2002
                                                   ----               ----             ----              ----
INTEREST INCOME
     Loans                                  $         1,116    $        1,259     $        3,352    $         4,004
     Interest on securities                             288               419                876              1,306
     FHLB stock dividends                                36                41                105                117
                                            ---------------    --------------     --------------    ---------------
         Total interest income                        1,440             1,719              4,333              5,427


INTEREST EXPENSE
     Deposits                                           458               628              1,219              1,977
     FHLB borrowings                                    156               163                501                504
     Loan payable                                         -                74                 17                237
                                            ---------------    --------------     --------------    ---------------
         Total interest expense                         614               865              1,737              2,718

NET INTEREST INCOME                                     826               854              2,596              2,709
Provision for loan losses                                 -                 5                 83                  5
                                            ---------------    --------------     --------------    ---------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES                             826               849              2,513              2,704

NON-INTEREST INCOME
     Service charges                                     76                23                220                 71
     Gain on sale of loans                              139                73                354                245
     Gain on sale of securities                           1                 1                  1                 11
     Other income                                        53                38                154                 57
                                            ---------------    --------------     --------------    ---------------
         Total non-interest income                      269               135                729                384


NON-INTEREST EXPENSE
     Salaries and employee benefits                     608               440              2,893              1,342
     Net occupancy expense                               77                30                192                 75
     Data processing expense                             64                49                176                147
     FDIC assessments                                     3                 3                 13                 10
     Franchise taxes                                     62                74                255                225
     Professional fees                                   76                40                445                191
     Printing and supplies                               37                11                 98                 50
     Amortization and depreciation                       34                27                100                 75
     Advertising                                          5                 5                 28                 17
     Other expenses                                     211               149                544                259
                                            ---------------    --------------     --------------    ---------------
         Total non-interest expense                   1,177               828              4,744              2,391


Income (loss) before income taxes                       (82)              156             (1,502)               697
Income tax expense (benefit)                            (48)               42               (397)               234
                                            ----------------   --------------     ---------------   ---------------
Net income (loss)                           $           (34)   $          114     $       (1,105)   $           463
                                            ================   ==============     ===============   ===============
Earnings (loss) per share
     Basic                                  $          (.02)   $          .08     $         (.62)   $          .30
     Diluted                                $          (.02)   $          .07     $         (.60)   $          .29

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                      (In thousands, except per share data)
                                   (Unaudited)

------------------------------------------------------------------------------


                                                                                                      Unearned
                                                                                                      Employee
                                                                      Additional                        Stock
                                                         Common         Paid-in       Retained        Ownership
                                                          Stock         Capital       Earnings       Plan Shares
                                                          -----         -------       --------       -----------

BALANCES AT JANUARY 1, 2003                            $        19     $     8,306    $    14,085    $    (1,425)

Release of ESOP shares                                                          (9)                          524
Sale of ESOP shares                                                                                          901
Issuance of stock based incentive awards
     (27,000 shares)                                                           317
Release of incentive shares
Cash dividends ($.27 per share)                                                              (502)
Issuance of common stock (312,649 shares),
     net of offering costs of $64                                4           3,076
Stock options exercised (24,468 shares)                                                       (98)
Net (loss)                                                                                 (1,105)
Other comprehensive income
                                                       -----------     -----------    -----------    -----------
BALANCES AT SEPTEMBER 30, 2003                         $        23     $    11,690    $    12,380    $         -
                                                       ===========     ===========    ===========    ===========



                                                        Unearned
                                                          Stock                      Accumulated
                                                          Based                         Other           Total
                                                        Incentive      Treasury     Comprehensive    Shareholders'
                                                       Plan Shares       Stock         Income          Equity
                                                       -----------       -----         ------          ------

BALANCES AT JANUARY 1, 2003                            $      (160)   $    (3,270)    $        28    $  17,583

Release of ESOP shares                                                                                     515
Sale of ESOP shares                                                                                        901
Issuance of stock based incentive awards
     (27,000 shares)                                          (317)                                          -
Release of incentive shares                                    126                                         126
Cash dividends ($.27 per share)                                                                           (502)
Issuance of common stock (312,649 shares),
     net of offering costs of $64                                                                        3,080
Stock options exercised (24,468 shares)                                       324                          226
Net (loss)                                                                                              (1,105)
Other comprehensive income                                                                    183          183
                                                       -----------    -----------     -----------    ---------
BALANCES AT SEPTEMBER 30, 2003                         $      (351)   $    (2,946)    $       211    $  21,007
                                                       ===========    ===========     ===========    =========



-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                     Three Months Ended                  Nine Months Ended
                                                        September 30,                      September 30,
                                                        -------------                      -------------
                                                   2003               2002             2003              2002
                                                   ----               ----             ----              ----

NET INCOME (LOSS)                           $           (34)   $          114     $       (1,105)   $           463

Change in net unrealized gain (loss)
   on securities available for sale                    (123)                8               (179)                27

Less:  Reclassification adjustment for
    accumulated gains  and losses later
     recognized in net income                             1                 1                   1                11
                                            ---------------    --------------     ---------------   ---------------

Net unrealized gains and losses                        (124)                7               (180)                16

Unrealized gain on securities transferred
    from held to maturity to available for
   sale during the period                                 -                 -                458                  -

Tax effect                                               42                (3)               (95)                (9)
                                            ---------------    ---------------    ---------------   ----------------

Unrealized gains (losses)
    on securities                                       (82)                4                183                  7
                                            ----------------   --------------     --------------    ---------------

COMPREHENSIVE INCOME (LOSS)                 $          (116)   $          118     $         (922)   $           470
                                            ================   ==============     ===============   ===============

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

-------------------------------------------------------------------------------

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                           -------------
                                                                                      2003               2002
                                                                                      ----               ----

NET CASH FROM OPERATING ACTIVITIES                                              $          (206)   $          5,673

CASH FLOWS FROM INVESTING ACTIVITIES
     Securities available for sale
         Purchases                                                                      (33,684)               (228)
         Proceeds from sales                                                              1,001                 319
         Proceeds from maturities and payments                                           24,680                 513
     Securities held to maturity
         Purchases                                                                            -             (18,020)
         Proceeds from maturities and payments                                            7,232              18,642
     Change in time deposits with other banks                                             6,184                (149)
     Net purchases of premises and equipment                                               (595)                 88
     Net change in loans                                                                  7,077               8,182
                                                                                ---------------    ----------------
              Net cash from investing activities                                         11,895               9,347

CASH FLOWS FROM FINANCING ACTIVITIES
     Net change in deposits                                                                (926)                710
     Net change in advance payments by borrowers for taxes and insurance                   (356)                111
     Payment of loan payable                                                             (4,900)             (2,100)
     Cash dividends                                                                        (476)               (459)
     Proceeds from stock options exercised                                                  226                   -
     Purchase of treasury stock                                                               -                (651)
     Proceeds from private placement                                                      3,080                   -
     Repayment of long-term FHLB advances                                                  (219)             (6,830)
                                                                                ---------------    ----------------
         Net cash from financing activities                                              (3,571)             (9,219)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   8,118               5,801

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         12,879               4,380
                                                                                ---------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        20,997    $         10,181
                                                                                ===============    ================


Supplemental disclosure:

     Non-cash transfer of securities from
         held to maturity to available for sale                                 $        10,533    $              -
                                                                                ===============    ================

-------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:
---------------------

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

In the opinion of the Management of Central Federal Corporation (the "Corporation"), the accompanying consolidated financial statements for the nine months and three months ended September 30, 2003 and 2002 include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Corporation for the nine months and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Corporation's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2002. Reference is made to the accounting policies of the Corporation described in Note 1 of the Notes to Consolidated Financial Statements contained in the Corporation's 2002 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Corporation has consistently followed those policies in preparing this form 10-QSB.

Securities:
----------

The Corporation transferred securities with a carrying value of $10.5 million previously classified as "held to maturity" to "available for sale" during the quarter ended June 30, 2003. The unrealized gain on the securities transferred totaled $458,000 before tax. The Corporation's equity and accumulated other comprehensive income increased $302,000 after tax as a result of the transfer.

Shareholders' Equity:
--------------------

The Corporation sold 312,649 shares of its common stock in a private placement that commenced in April 2003 and was completed in August 2003. Net proceeds from this sale, which totaled approximately $3.1 million, will be used to support future growth and expansion. Costs associated with this offering in the amount of $64,000 were capitalized. Important information relating to this offering can be found in the Corporation's Form 10-QSB for the quarter ended June 30, 2003 and as part of the offering materials.

Earnings Per Share:
------------------

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

-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------

The weighted average number of common shares outstanding for basic and diluted earnings per share computations were as follows:

(In thousands, except per share data)

                                                    Three Months Ended                    Nine Months Ended
                                                       September 30,                        September 30,
                                                       -------------                        -------------
                                                   2003             2002                2003             2002
                                                   ----             ----                ----             ----
Numerator:
Net income (loss)                              $        (34)   $        114         $     (1,105)   $        463

Denominator:
Weighted-average common
  shares outstanding (basic)                      1,977,276       1,516,970            1,771,234       1,542,098

Dilutive effect of assumed exercise
  of stock options and incentive plan shares        67,120           23,078               64,274          33,578

Weighted-average common
  shares outstanding (diluted)                    2,044,396       1,540,048            1,835,508       1,575,676

Earnings (loss) per share:
Basic                                          $      (.02)    $        .08         $      (.62)     $       .30
Diluted                                         $     (.02)    $        .07         $      (.60)     $       .29


Stock Compensation:
------------------
Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. (In thousands, except per share data)

                                                 Three months ended September 30,       Nine months ended September 30,
                                                -----------------------------------    -----------------------------------
                                                     2003               2002                2003               2002
                                                ----------------   ----------------    ----------------   ----------------

Net income (loss), as reported                            $ (34)             $ 114            $ (1,105)             $ 463
Less stock-based compensation
        expense determined under fair value
        based method                                        (45)               (30)               (116)               (91)
                                                ----------------   ----------------    ----------------   ----------------
Pro forma net income (loss)                                 (79)                84              (1,221)               372
                                                ================   ================    ================   ================

Based earnings per share, as reported                   $ (0.02)            $ 0.08             $ (0.62)            $ 0.30
Pro forma basic earnings per share                        (0.04)              0.06               (0.69)              0.24

Diluted earnings per share, as reported                   (0.02)              0.07               (0.60)              0.29
Pro forma diluted earnings per share                      (0.04)              0.05               (0.67)              0.24


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

-------------------------------------------------------------------------------
The proforma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date:

                                                            Granted 2003
                                                            ------------
         Risk-free interest rate                               2.96%
         Expected option life                                5.8 years
         Expected stock price volatility                        44%
         Dividend yield                                        3.25%
         Weighted average fair value of options granted        $3.81

Employee Benefits:
------------------

During 2003, salaries and employee benefits expense included $1.4 million related to termination of the Bank's leveraged ESOP, a supplemental executive retirement agreement in connection with the retirement of William R. Williams as President and a severance agreement with John A. Rife, former Executive Vice President and Treasurer.

Employee Stock Ownership Plan (ESOP):
-------------------------------------

At the time of termination, there were 119,416 unearned ESOP shares. From the 119,416 shares, 77,818 shares were sold and the proceeds were used to repay the remaining balance of the loan incurred to fund the ESOP plan at inception and the remaining 41,598 shares were allocated to participants on a fully vested basis. The cost associated with terminating the ESOP totaled $509,000.

Pension Plan:
-------------

The Corporation participates in a multiemployer contributory trustee pension plan. The retirement benefits to be provided by the plan were frozen as of June 30, 2003 and future employee participation in the plan was stopped. The plan was maintained for all eligible employees and the benefits were funded as accrued through the purchase of individual life insurance policies. The cost of funding was charged directly to operations. During the quarter ended March 31, 2003, the Corporation recorded an expense of $413,000 representing the unfunded liability associated with a decision to withdraw from the plan. However, this decision was reversed during the quarter ended June 30, 2003, as was the expense, when the Corporation decided, instead, only to stop future employee participation in the plan, not to withdraw. The unfunded liability at June 30, 2003 totaled $96,000. The Corporation expects to make a contribution of $35,000 for the plan year ending June 30, 2004. The Corporation made no contributions for 2002 or 2001.

Reclassifications:
------------------

Certain items in the prior year financial statements were reclassified to conform to the current year presentation.

NOTE 2 - EFFECT OF NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging
Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. This statement was effective for contracts entered into or modified after July 1, 2003, and did not have a material effect on the Corporation's operating results or financial condition.


The FASB recently issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards on the classification and measurement of certain financial instruments with characteristics of both debt and equity. This statement was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003 and did not have a material effect on the Corporation's operating results or financial condition.


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

The following analysis discusses changes in financial condition and results of operations of the Corporation and its wholly owned subsidiary, Central Federal Bank ("Bank"), during the periods included in the Condensed Consolidated Financial Statements which are part of this filing.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, or in future filings by Central Federal Corporation with the Securities and Exchange Commission, in the Corporation's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Corporation's actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas where the Corporation conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas where the Corporation conducts business, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Corporation wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Corporation undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Corporation's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on its loans and securities and its cost of funds, consisting of interest paid on its deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Corporation's net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, operating expenses and franchise and income taxes. The Corporation's revenues are derived primarily from interest on mortgage loans, consumer loans, commercial loans and securities, as well as income from service charges and loan sales. The Corporation's operating expenses principally consist of interest expense, employee compensation and benefits, occupancy and other general and administrative expenses. The Corporation's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact the Corporation.

MANAGEMENT STRATEGY

The Corporation is in the process of implementing significant changes to utilize its strong capital position and take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio markets. To further strengthen its capital position, the Corporation recently completed the private placement of 312,649 shares which generated an additional $3.1 million in capital to be used to fund growth. The management team has been expanded and strengthened. A temporary office has opened in Fairlawn, Ohio and an office is planned for Columbus, Ohio. The data processing system was converted in the current quarter, and the Corporation's subsidiary Bank started originating commercial loans.

The Corporation's management team now includes Raymond E. Heh, former Chairman, President and CEO of Bank One Akron NA, who was named Regional President, Summit County. Parker MacDonell, former Senior Vice President of Bank One Columbus NA and third generation Ohio banker, was named Regional President, Columbus. Edward Baumgardner, former President and CEO of Potters Bank and Potters Financial Corporation, was named Regional President, Columbiana County. Eloise L. Mackus, Esq. joined the Corporation and Bank as Senior Vice President, General Council and Secretary. Three directors were added to the Boards of the Corporation and the Bank


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

in April 2003: Mark S. Allio, former President of Third Federal Savings, Cleveland; William R. Downing, President, R.H. Downing Company; and Jerry F. Whitmer, Managing Partner, Brouse & McDowell. During the quarter ended September 30, 2003, William R. Williams, former President and CEO of Central Federal Corporation, retired from the Board of Directors.

A lease was signed for office space in Columbus and the office is expected to open during the quarter ending December 31, 2003. Construction of a new office building is underway in Fairlawn and is expected to be completed in the first quarter of 2004, with the Bank leasing the entire first floor. The Bank was granted approval to begin operations in Fairlawn during the quarter ended September 30, 2003 and is currently operating out of a temporary office until construction of the new facility is complete. The Corporation is a one-third owner in a limited liability company that will own and manage the Fairlawn building.

The Corporation has allowed mortgage loan portfolio balances to decline as interest rates have fallen to 40 year lows and consumers continue to refinance. Current originations of long-term fixed-rate mortgages are sold rather than retained in portfolio. The Corporation has shortened the maturities of its securities in anticipation of growth in the commercial loan portfolio. To improve liquidity, all securities were reclassified as available for sale during the quarter ended June 30, 2003. Cash flows from mortgage repayments and securities will be used to fund commercial loan growth.

Near-term profitability is expected to be impacted by the cost of opening the offices in Fairlawn and Columbus and the additions made to the management team, as noted earlier. Profitability will be further impacted by Management's decision to shorten security maturities and by allowing the mortgage loan portfolio balances to decline. Profitability may also be negatively impacted by a rise in mortgage interest rates, which may cause consumer refinancing to slow, thereby reducing the Bank's volume of loan originations and loan sales. Longer term, however, growth in commercial loans and deposits at the Fairlawn and Columbus offices are expected to result in improved financial performance.

The Corporation is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. The Corporation is not aware of any current recommendations by its regulators which would have a material effect if implemented.

FINANCIAL CONDITION

General. Assets totaled $107.2 million at September 30, 2003, a decrease of $3.3 million, or 3.0% from $110.5 million at December 31, 2002. The decrease was primarily due to repayment of the remaining $4.9 million balance of a loan which had been obtained to fund payment of a return of capital dividend declared in 2000 and a decline in deposits, partially offset by additional capital raised in the private placement.

Cash and cash equivalents. Cash and cash equivalents totaled $21.0 million at September 30, 2003, an increase of $8.1 million or 63.0% from $12.9 million at December 31, 2002. The increase was primarily due to cash from mortgage loan repayments and prepayments as the mortgage portfolio continues to decline pursuant to management's strategy to sell current loan production rather than hold the loans in portfolio during this period of historically low interest rates.

Time deposits with other banks. Time deposits with other banks declined $6.2 million during the quarter and totaled $1.0 million at September 30, 2003, compared to $7.2 million at December 31, 2002, due to maturity of a $7.0 million certificate of deposit during the quarter ended March 31, 2003.

Securities. Securities available for sale increased $18.5 million during the quarter and totaled $20.0 million at September 30, 2003, compared to $1.4 million at December 31, 2002. Securities held to maturity decreased $17.8


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

million during the same time frame. During the quarter ended June 30, 2003, the Corporation transferred all securities previously classified as "held to maturity," which had a total carrying value of $10.5 million, to "available for sale". The unrealized gain on the securities transferred totaled $458,000 before tax. The Corporation's equity and accumulated other comprehensive income increased $302,000 after tax as a result of the transfer. Management anticipates securities purchased in the future will be classified as "available for sale".

Loans. Loans, net totaled $55.4 million at September 30, 2003, a decrease of $7.2 million or 11.5% from $62.6 million at December 31, 2002 primarily as a result of management's strategy to sell current mortgage production in the existing low rate environment rather than hold these long-term, low fixed-rate loans in portfolio. The decline in mortgage loan balances was partially offset by growth in commercial loans pursuant to management's strategy to expand into business financial services. Mortgage loan balances totaled $37.0 million at September 30, 2003, a decline of $12.6 or 25.4% from $49.6 million at December 31, 2002. Commercial loan balances totaled $5.3 million at September 30, 2003, an increase of $5.0 million from $261,000 at December 31, 2002.

Deposits. Deposits decreased $926,000, or 1.2%, during the first nine months and totaled $73.8 million at September 30, 2003, compared to $74.7 million at December 31, 2002. The decline was primarily due to normal fluctuations in customer accounts.

Loan payable. The $4.9 million loan payable balance at December 31, 2002 was repaid in full during 2003 and represented the remaining balance of a $7.0 million loan which had been obtained to fund a return of capital dividend declared in 2000. The loan was repaid with funds from the maturity of the certificate of deposit discussed above.

Shareholders' equity. Total shareholders' equity increased $3.4 million or 19.5% during the first nine months and totaled $21.0 million at September 30, 2003, compared to $17.6 million at December 31, 2002. The increase in shareholders' equity was primarily due to the completion of a private placement of 312,649 shares of the Corporation's common stock in August 2003, which generated an additional $3.1 million in capital. The Corporation's capital ratio increased to 19.6% at September 30, 2003 from 15.9% at December 31, 2002 primarily as a result of the capital generated by the private placement.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2003 and December 31, 2002.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

General. Net (loss) for the quarter ended September 30, 2003 totaled ($34,000) or ($.02) per diluted share, compared to net income of $114,000 or $.07 per diluted share for the quarter ended September 30, 2002. The decline in net income was primarily due to increased non-interest expenses associated with Management's strategy to expand into business financial services and the Fairlawn and Columbus, Ohio markets as discussed above.

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


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Net interest income decreased $28,000 or 3.3% during the quarter ended September 30, 2003 to $826,000, compared to $854,000 for the quarter ended September 30, 2002. Interest income decreased by $279,000 or 16.2% to $1.4 million for the third quarter of 2003, compared to $1.7 million for the third quarter of 2002. The decline was due to a decrease in mortgage loan portfolio balances and investment in securities with short-term maturities, and resultant lower yields, in order to reduce interest rate risk and provide liquidity for growth in commercial loans, as discussed above. Interest expense decreased $251,000 or 29.0% during the quarter ended September 30, 2003 to $614,000 from $865,000 for the quarter ended September 30, 2002. The decline in interest expense resulted from a decrease in interest rates paid on deposits as market interest rates have declined, and from reduced interest expense on borrowed funds, primarily as a result of the repayment of the $4.9 million loan payable discussed above.

Provision for loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is a material estimate that is particularly susceptible to significant changes in the near term and is established through a provision for loan losses based on Management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors.

Based on Management's review, no provision for loan losses was recorded in the quarter ended September 30, 2003. The provision for loan losses totaled $5,000 for the quarter ended September 30, 2002. At September 30, 2003, the allowance for loan losses represented .75% of total loans compared to .57% at December 31, 2002. Further, nonperforming loans, all of which are nonaccrual loans, were $829,000 at September 30, 2003 and $781,000 at December 31, 2002. At September 30, 2003 and December 31, 2002, nonaccrual loans represented 1.5% and 1.2%, respectively, of the net loan balance. Management believes the allowance for loan losses is adequate to absorb probable losses at September 30, 2003; however, future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.

Non-interest income. Non-interest income increased $134,000 to $269,000 in the third quarter of 2003, compared to $135,000 in the third quarter of 2002, primarily due to increased gains on the sale of loans and increased service charges. Gain on sale of loans totaled $139,000 during the quarter ended September 30, 2003, an increase of $66,000 from $73,000 during the quarter ended September 30, 2002 due to increased originations experienced during the current low market rate environment and Management's strategic decision to sell current production rather than retain these long-term, low fixed-rate loans in portfolio. During the three months ended September 30, 2003, the Bank sold $5.3 million in mortgage loans, all of which were loans originated during the current year. The Bank has sold loans in the past, and management anticipates it will continue to do so depending on the market environment. Service charges totaled $76,000 during the quarter ended September 30, 2003, an increase of $53,000 from $23,000 during the quarter ended September 30, 2002. The increase was primarily due to additional loan servicing income and customer account fees.

Non-interest expense. Non-interest expense increased $349,000 or 42.1% and totaled $1.2 million in the third quarter of 2003, compared to $828,000 in the third quarter of 2002. The increase in non-interest expense was primarily due to management and staff restructuring and expansion to new locations in the Fairlawn and Columbus markets. These expenses included higher salaries and employee benefits, higher occupancy expense and contracted professional fees. Non-interest expense also increased due to conversion of the data processing system, which was completed during the third quarter. Costs of $77,000 were incurred for company-wide training and related expenses on the new core data processing system during the quarter ended September 30, 2003.


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Income taxes. The income tax benefit associated with the net loss for the quarter ended September 30, 2003 totaled $48,000 compared to $42,000 income tax expense associated with net income for the three months ended September 30, 2002.

COMPARISON OF RESULTS OF OPERATIONS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

General. Net (loss) for the nine months ended September 30, 2003 totaled ($1.1) million or ($.60) per diluted share, compared to net income of $463,000, or $.29 per diluted share for the nine months ended September 30, 2002. The decline in net income was primarily due to increased non-interest expenses associated with Management's strategy to expand into business financial services and the Fairlawn and Columbus, Ohio markets as discussed above, termination of the Corporation's ESOP and expenses related to agreements with former executives, described below.

Net interest income. Net interest income decreased $113,000 or 4.2% during the nine months ended September 30, 2003 to $2.6 million, compared to $2.7 million for the nine months ended September 30, 2002. Interest income decreased by $1.1 million or 20.2% to $4.3 million for the nine months ended September 30, 2003, compared to $5.4 million for the prior year period. The decline was due to a decrease in mortgage loan portfolio balances and investment in securities with short-term maturities, and resultant lower yields, in order to reduce interest rate risk and provide liquidity for growth in commercial loans, as discussed above. Interest expense decreased $981,000 or 36.1% during the nine months ended September 30, 2003 to $1.7 million from $2.7 million for the prior year period. The decline in interest expense resulted from a decrease in interest rates paid on deposits as market interest rates have declined and from reduced interest expense on borrowed funds, primarily as a result of the repayment of the $4.9 million loan payable discussed above.

Provision for loan losses. Based on Management's review of the allowance for loan losses, described above, the provision for loan losses increased $78,000 and totaled $83,000 for the nine month period ended September 30, 2003, compared to $5,000 for the nine month period ended September 30, 2002. The provision for loan losses recorded in 2003 reflects the increase in the Bank's commercial loan portfolio.

Non-interest income. Non-interest income increased $345,000 and totaled $729,000 for the nine months ended September 30, 2003, compared to $384,000 for the prior year period, primarily due to increased gains on the sale of loans and increased service charges. Gain on sale of loans totaled $354,000 for the nine months ended September 30, 2003, an increase of $109,000 from $245,000 for the prior year period, due to increased originations experienced during the current low market rate environment and Management's strategic decision to sell current production rather than retain these long-term, low fixed-rate loans in portfolio. During the nine months ended September 30, 2003, the Bank sold $15.8 million in mortgage loans, all of which were loans originated during the current nine month period. Service charges totaled $220,000 during the nine months ended September 30, 2003, an increase of $149,000 from $71,000 during the prior year period, primarily due to additional loan servicing income and customer account fees.

Non-interest expense. Non-interest expense increased $2.4 million and totaled $4.7 million for the nine months ended September 30, 2003, compared to $2.4 million for the prior year period. The increase in non-interest expense was primarily due to management and staff restructuring and expansion to new locations in the Fairlawn and Columbus markets. These expenses included higher salaries and employee benefits, higher occupancy expense and contracted professional fees. Non-interest expense also increased due to conversion of the data processing system, which was completed during the third quarter. Costs of $77,000 were incurred for company-wide training and relate expenses on the new core data processing system during the quarter ended September 30, 2003. Additionally, salaries and employee benefits expense includes $509,000 in expense associated with termination of the Corporation's ESOP during the quarter ended March 31, 2003 and $917,000 in expenses related to agreements with former executives.


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Income taxes. The income tax benefit associated with the net loss for the nine months ended September 30, 2003 totaled $397,000, compared to $234,000 income tax expense associated with net income for the nine months ended September 30, 2002.

CRITICAL ACCOUNTING POLICIES

The Corporation follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America. These policies are presented in Note 1 to the consolidated audited financial statements in Central Federal Corporation's 2002 Annual Report to Shareholders incorporated by reference into Central Federal Corporation's 2002 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Corporation has identified accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. A critical accounting policy relates to determining the adequacy of the allowance for loan losses. Additional information regarding this policy is included in the section captioned "Provision for Loan Losses". Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time.

LIQUIDITY AND CAPITAL RESOURCES

In general terms, liquidity is a measurement of the Corporation's ability to meet its cash needs. The Corporation's objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Corporation's principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings and operations. The Bank uses the funds generated to support its lending and investment activities as well as any other demands for liquidity such as deposit outflows. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition. OTS regulations require the Bank to maintain sufficient liquidity to ensure its safe and sound operation. Management believes that the Bank's liquidity is sufficient.

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with a Tier 1 capital level of $16.1 million, or 15.2% of adjusted total assets, which exceeds the required level of $5.3 million, or 5.0%; Tier 1 risk-based capital level of $16.1 million, or 32.8% of risk-weighted assets, which exceeds the required level of $3.0 million, or 6.0%; and risk-based capital of $16.6 million, or 33.7% of risk-weighted assets, which exceeds the required level of $4.9 million, or 10.0%.

The Bank's most liquid assets are cash and cash equivalents. The levels of those assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At September 30, 2003, cash and cash equivalents totaled $21.0 million, or 19.6% of total assets.

The Bank has other sources of liquidity if a need for additional funds arises, including Federal Home Loan Bank ("FHLB") advances. At September 30, 2003, the Bank had unused borrowing capacity from the FHLB of $44.4 million. Depending on market conditions, the pricing of deposit products and FHLB advances, the Bank may use FHLB borrowings to fund asset growth.

The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 3.
                             CONTROLS AND PROCEDURES

-------------------------------------------------------------------------------

(a) The Corporation maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Corporation's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Corporation's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c).

     The Corporation's management, with the participation of the Corporation's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Corporation's Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

(b) Although the Corporation hired a new Chief Executive Officer and Principal Financial Officer in the current calendar year, there have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Corporation completed its evaluation.


-------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                        Quarter ended September 30, 2003
                          PART II. - OTHER INFORMATION

-------------------------------------------------------------------------------

Item  1.  Legal Proceedings
               None

Item  2.  Changes in Securities and Use of Proceeds
               None

Item 3.  Defaults Upon Senior Securities
               None

Item 4.  Submission of Matters to a Vote of Security Holders
               None

Item 5.  Other Information
               None

Item 6.  Exhibits and Reports on Form 8-K

(a)            Exhibit
               Number          Exhibit
               -------         -------

                 3.1           Certificate of Incorporation*

                 3.2           Bylaws*

                 4.0           Form of Common Stock Certificate*

                31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                31.2 Certification of Principal Financial Officer pursuant to Section 203 of the Sarbanes-Oxley Act of 2002

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

-------------------------------------------------------------------------------

                          CENTRAL FEDERAL CORPORATION

                                   FORM 10-QSB
                        Quarter ended September 30, 2003
                                OTHER INFORMATION

-------------------------------------------------------------------------------

(b)       Reports on Form 8-K.  The information reported is as follows:

          On September 26, 2003, the registrant issued a press release announcing that its Board of Directors, at their meeting on September 18, 2003, declared a cash dividend of 9 cents per share on its common stock payable October 17, 2003 to shareholders of record on October 6, 2003.

          On August 20, 2003, the registrant issued a press release announcing that William R. Downing and Jerry F. Whitmer have been elected to the Board of Directors of both the Corporation and the Bank.

          On August 1, 2003, Central Federal Corporation announced financial results for the quarter ended June 30, 2003.

          On July 18, 2003, the registrant issued a press release announcing that it had sold 327,500 shares of its common stock in a private placement. The gross sales proceeds were approximately $3.2 million.

          On July 2, 2003, the registrant issued a press release announcing that Janna Cable and Marjorie Minor were promoted to Loan Officers for the registrant's subsidiary, Central Federal Bank.










-------------------------------------------------------------------------------

                          CENTRAL FEDERAL CORPORATION

                                   SIGNATURES

-------------------------------------------------------------------------------

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CENTRAL FEDERAL CORPORATION




Dated:  November 14, 2003              By:    /s/ David C. Vernon
                                              ---------------------------------
                                              David C. Vernon
                                              Chairman, President and CEO
                                              (Principal Executive Officer)



Dated:  November 14, 2003              By:    /s/ Kelley L. Nanna
                                              ---------------------------------
                                              Kelley L. Nanna, CPA
                                              Treasurer
                                              (Principal Financial Officer)













-------------------------------------------------------------------------------