Form 10KSB
period 2003-12-31
CENTRAL FEDERAL CORP
filed 2004-03-30
CIK 1070680

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the Fiscal Year Ended December 31, 2003

| | TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from __________ to __________

                         Commission File Number: 0-25045

                          CENTRAL FEDERAL CORPORATION.
                 (Name of Small Business Issuer in Its Charter)

             Delaware                                    34-1877137
 (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

   601 Main Street, Wellsville, Ohio                       43968
 (Address of Principal Executive Offices)               (Zip Code)

                                  (330)532-1517
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO | |

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. | |

The issuer's revenues for the fiscal year ended December 31, 2003 were $6.4 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 27, 2004 was $22,789,000.

As of February 27, 2004, there were 2,028,872 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Rule 14a-3(b) Annual Report to Shareholders for 2003 and its Proxy Statement for the 2004 Annual Meeting of Stockholders to be held on April 20, 2004, which was filed with the Securities and Exchange Commission (the "Commission") on March 12, 2004, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): YES | | NO |X|

                                       INDEX
                                                                            PAGE
                                                                            ----
PART I

   Item 1.  Description of Business.........................................  3

   Item 2.  Description of Property......................................... 28

   Item 3.  Legal Proceedings............................................... 29

   Item 4.  Submission of Matters to a Vote of Security Holders............. 29

PART II

   Item 5.  Market for Common Equity and Related Stockholder Matters........ 29

   Item 6.  Management's Discussion and Analysis or Plan of Operation....... 29

   Item 7.  Financial Statements............................................ 29

   Item 8.  Changes In and Disagreements With Accountants on Accounting
            and Financial Disclosure........................................ 30

   Item 8A  Controls and Procedures......................................... 30

PART III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act............... 31

   Item 10. Executive Compensation.......................................... 32

   Item 11. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters................................. 32

   Item 12. Certain Relationships and Related Transactions.................. 33

   Item 13. Exhibits, List and Reports on Form 8-K.......................... 33

   Item 14. Principal Accountant Fees and Services.......................... 34

SIGNATURES

EXHIBIT INDEX

FORWARD-LOOKING STATEMENTS

When used in this Form 10-KSB, or in future filings with the Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas where the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas where the Company conducts business, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

GENERAL

Central Federal Corporation (the "Company"), formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for Central Federal Bank (the "Bank"), formerly known as Central Federal Savings and Loan Association of Wellsville, in connection with the Bank's conversion from a mutual to stock form of organization. As a savings and loan holding company, the Company is subject to regulation by the Office of Thrift Supervision (the "OTS"). Central Federal Capital Trust I (the "Trust"), was formed by the Company in 2003 as a wholly owned subsidiary of the Company to raise additional funding for the Company. Currently, the Company does not transact any material business other than through the Bank and Trust. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust. At December 31, 2003, the Company had total assets of $107.0 million and stockholders' equity of $19.9 million.

The Bank is a community-oriented savings institution which was originally organized in 1892. The Bank's principal business consists of attracting deposits from the general public in its primary market area and investing those deposits and other funds, generated from operations and from borrowings, primarily in conventional mortgage loans secured by single-family residences. The Bank also invests in consumer loans, primarily indirect automobile loans and loans originated directly or on the Bank's behalf by automobile dealers at the time of sale. To a lesser extent, the Bank invests in home equity, multi-family, construction and land loans. In 2003, the Bank began making more commercial loans than it had in the past as management positioned the Bank for expansion into business financial services. The Bank also invests in securities, primarily those guaranteed or insured by government agencies, and other investment- grade securities. The Bank's revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. The Bank's primary sources of funds are retail savings deposits and, to a lesser extent, principal and interest payments on loans and securities, FHLB advances and other borrowings and proceeds from the sale of loans. The Bank operates through its executive offices in Fairlawn, Ohio, an office in Columbiana County, Ohio, an office in Jefferson County, Ohio and an office in Columbus, Ohio.

MARKET AREA AND COMPETITION

The Bank's primary market area is a competitive market for financial services and the Bank faces competition both in making loans and in attracting deposits. The Bank faces direct competition from a number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans and deposits comes from savings institutions, mortgage banking companies, commercial banks and credit unions brokerage firms and insurance companies.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The Bank's loan portfolio consists primarily of conventional first mortgage loans secured by single-family residences. At December 31, 2003, gross loans receivable totaled $58.4 million; and single-family residential mortgage loans which represented 59.6% of total gross loans totaled $34.8 million. The remainder of the portfolio consisted of the following: consumer loans totaled $12.6 million, or 21.6% of gross loans receivable; construction loans totaled $610,000, or 1.0% of gross loans receivable; multi-family mortgages totaled $1.3 million, or 2.1% of gross loans receivable; commercial real estate loans totaled $5.0 million, or 8.6% of gross loans receivable; and commercial loans not secured by real estate totaled $4.1 million, or 7.1% of gross loans receivable. At that same date, 55.7% of the Bank's loan portfolio had fixed interest rates. Mortgage loans held for sale at December 31, 2003 totaled $106,000.

The types of loans that the Bank may originate are subject to federal and state law and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board and legislative tax policies.

The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                   AT DECEMBER 31,
                                         -------------------------------------------------------------------
                                                  2003                   2002                   2001
                                         ---------------------   --------------------   --------------------
                                                    PERCENT OF             PERCENT OF             PERCENT OF
                                          AMOUNT       TOTAL      AMOUNT     TOTAL       AMOUNT      TOTAL
                                         -------   -----------   -------   ----------   -------   ----------
                                                              (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
   Single-family                         $34,810       59.58%    $47,108      74.84%    $49,785      70.16%
   Multi-family                            1,250        2.14%      1,536       2.44%      1,381       1.95%
   Construction                              610        1.04%        134       0.22%        675       0.95%
   Commercial real estate                  5,040        8.63%         --       0.00%         --       0.00%
                                         -------      ------     -------     ------     -------     ------
      Total real estate mortgage loans    41,710       71.39%     48,778      77.50%     51,841      73.06%

Consumer loans:
   Home equity loans                       1,003        1.72%      1,378       2.19%      2,416       3.41%
   Home equity lines of credit             1,640        2.81%      1,109       1.76%      1,240       1.75%
   Automobile                              9,292       15.90%     10,540      16.75%     15,273      21.52%
   Other                                     663        1.13%        877       1.39%         --       0.00%
                                         -------      ------     -------     ------     -------     ------
      Total consumer loans                12,598       21.56%     13,904      22.09%     18,929      26.68%

Commercial loans                           4,116        7.05%        261       0.41%        184       0.26%
                                         -------      ------     -------     ------     -------     ------
Total loans receivable                    58,424      100.00%     62,943     100.00%     70,954     100.00%
                                                      ======                 ======                 ======

Less:
   Net deferred loan fees                     15                     (17)                   (11)
   Allowance for loan losses                (415)                   (361)                  (373)
                                         -------                 -------                -------
Loans receivable, net                    $58,024                 $62,565                $70,570
                                         =======                 =======                =======

LOAN MATURITY. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2003. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

                                                           AT DECEMBER 31, 2003
                                            --------------------------------------------------
                                            REAL ESTATE                            TOTAL LOANS
                                              MORTGAGE    CONSUMER   COMMERCIAL     RECEIVABLE
                                            -----------   --------   -----------   -----------
                                                          (DOLLARS IN THOUSANDS)
Amounts due:
   Within one year                            $      6    $    445     $ 1,761       $ 2,212
                                              --------    --------     -------       -------
   After one year:
      More than one year to three years             96       4,179       1,839         6,114
      More than three years to five years          839       4,865          34         5,738
      More than five years to 10 years           3,353       2,905          51         6,309
      More than 10 years to 15 years             5,798           7       2,795         8,600
      More than 15 years                        26,578         197       2,676        29,451
                                              --------    --------     -------       -------
         Total due after 2004                   36,664      12,153       7,395        56,212
                                              --------    --------     -------       -------
   Total amount due                           $ 36,670    $ 12,598     $ 9,156       $58,424
                                              ========    ========     =======       =======

The following table sets forth at December 31, 2003, the dollar amount of total loans receivable contractually due after December 31, 2004, and whether such loans have fixed interest rates or adjustable interest rates.

                                DUE AFTER DECEMBER 31, 2004
                             --------------------------------
                               FIXED     ADJUSTABLE    TOTAL
                             ---------   ----------   -------
                                  (DOLLARS IN THOUSANDS)
Real estate mortgage loans    $21,340      $15,324    $36,664
Consumer loans                 10,529        1,624     12,153
Commercial loans                  209        7,186      7,395
                              -------      -------    -------
   Total loans                $32,078      $24,134    $56,212
                              =======      =======    =======

ORIGINATION OF LOANS. The Bank's mortgage lending activities are conducted through its offices. Although the Bank may originate both adjustable-rate and fixed-rate mortgage loans, a majority of the Bank's loan originations are fixed-rate mortgage loans. The Bank's ability to originate loans depends upon the relative customer demand for fixed-rate or adjustable-rate mortgage loans, which is affected by the current and expected future level of interest rates. Beginning in 2002 and more pronouncedly in 2003, current originations of long-term fixed-rate mortgages were sold rather than retained in portfolio. Although the decision to sell current mortgage originations rather than retain the loans in portfolio results in declining mortgage loan portfolio balances and lower earnings from that portfolio in the near term, it protects future profitability as management believes it is not prudent to retain these long-term, fixed-rate loans and subject the Company to the interest rate risk and reduced future earnings associated with a rise in interest rates. The Company allowed mortgage loan portfolio balances to decline as interest rates fell to 40-year lows and consumers continued to refinance during 2003. The Bank emphasizes the origination of home equity loans and construction loans secured primarily by owner-occupied properties and indirect auto loans. In 2003, the Bank began originating commercial loans and commercial real estate loans as it started the process of utilizing its strong capital position to take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio markets.

SINGLE-FAMILY MORTGAGE LENDING. The primary lending activity of the Bank has been the origination of permanent conventional mortgage loans secured by single-family residences located in the Bank's primary market area. The Bank sells most of the fixed-rate loans that it originates and generally retains the servicing rights on the loans it sells. The Bank retains for its portfolio any adjustable rate mortgage ("ARM") loans that it originates. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from the Bank's loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. The Bank primarily originates fixed-rate loans in the current low interest rate environment, but also offers adjustable-rate mortgage loans. At December 31, 2003, single-family mortgage loans totaled $34.8 million, or 59.6% of total loans at such date. At that date, of the Bank's mortgage loans secured by single-family residences, $19.7 million, or 56.6% were fixed-rate loans.

The Bank's policy is to originate single-family residential mortgage loans in amounts up to 80% of the appraised value of the property securing the loan and up to 95% of the appraised value if private mortgage insurance is obtained. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the rates on the Bank's fixed-rate mortgage loan portfolio, and the Bank exercises its rights under these clauses. The residential mortgage loans originated by the Bank are generally for terms to maturity of up to 30 years.

The Bank offers several adjustable-rate loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices. ARM loans offered by the Bank do not provide for initial deep discount interest rates or for negative amortization.

The volume and types of ARM loans originated by the Bank have been affected by such market factors as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for ARM loans in the Bank's primary market area has been weak due to the low interest rate environment and consumer preference for fixed-rate loans. Consequently, in recent years the Bank has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. However, as a result of management's strategy to sell current long-term fixed rate loan production and the resultant decline in the single-family mortgage portfolio, ARM loans represent a larger percentage of the portfolio as customers have refinanced their fixed rate loans in the current low interest rate environment. At December 31, 2003, $15.1 million, or 43.4% of the single-family mortgage loan portfolio had adjustable rates, compared to $6.5 million, or 11% at December 31, 2002.

MULTI-FAMILY REAL ESTATE LENDING. On a limited basis, the Bank originates multi-family mortgage loans generally secured by properties located in the Bank's primary market area. In reaching its decision on whether to make a multi-family loan, the Bank considers a number of factors including: the net operating income of the mortgaged premises before debt service and depreciation; the debt service ratio (the ratio of net operating income to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's current underwriting policies, a multi-family mortgage loan may be made in an amount up to 80% of the appraised value of the underlying property. In addition, the Bank generally requires a debt service ratio of 120%. Properties securing a multi-family loan are appraised by an independent appraiser.

When evaluating a multi-family loan, the Bank also considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property, and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower is required to present evidence of the ability to repay the mortgage and a satisfactory credit history. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation.

Multi-family real estate loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by multi-family properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.

The Bank's multi-family real estate loan portfolio totaled $1.3 million or 2.1% of gross loans receivable at December 31, 2003.

COMMERCIAL REAL ESTATE LENDING. In 2003, the Bank expanded into business financial services and positioned itself for growth in the Fairlawn and Columbus, Ohio markets and, as a result, originations of commercial real estate loans increased significantly and balances grew to $5.0 million or 8.6% of gross loans receivable at December 31, 2003. At December 31, 2002, there were no commercial real estate loans in the Bank's loan portfolio. The Bank anticipates that commercial real estate lending activities will continue to grow in the future.

The Bank originates commercial real estate loans that are generally secured by properties used for business purposes such as manufacturing facilities, office buildings or retail facilities located in its primary market area. The Bank's underwriting policies provide that commercial real estate loans may be made in amounts up to 85% of the appraised value of the property. In underwriting commercial real estate loans, the Bank considers the net operating income of the property, the debt service ratio and the property owner's financial strength, expertise and credit history.

Commercial real estate loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio and the financial strength of the owners.

COMMERCIAL LENDING. In 2003, the Bank expanded into business financial services and positioned itself for growth in the Fairlawn and Columbus, Ohio markets and, as a result, originations of commercial loans increased significantly and balances grew from $261,000 or .4% of gross loans receivable at December 31, 2002 to $4.1 million or 7.1% of gross loans receivable at December 31, 2003. The Bank anticipates that commercial lending activities will continue to grow in the future.

The Bank makes commercial business loans primarily to small business and generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, the Bank considers the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the owners.

Commercial loans are generally considered to involve a greater degree of risk than loans secured by real estate. Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the enterprise's income and debt coverage ratio and the financial strength of the owners.

CONSTRUCTION AND LAND LENDING. The Bank generally originates construction and land development loans to contractors and individuals in its primary market area. The Bank's construction loans primarily are made to finance the construction of owner-occupied single-family residential properties and, to a lesser extent, individual properties built by developers for future sale. The Bank's construction loans to individuals are primarily fixed-rate loans which, after a four-month construction period, convert to permanent loans with maturities of up to 30 years. The Bank's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences. The Bank requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Bank requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.

Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

CONSUMER AND OTHER LENDING. The Bank's consumer loan portfolio generally consists of automobile loans, home equity lines of credit, home equity and home improvement loans and loans secured by deposits. The Bank's home equity lines of credit are generally ARM loans with rates adjusting monthly at up to 2% above the prime rate of interest as disclosed in The Wall Street Journal. At December 31, 2003, the Bank's consumer loan portfolio was $12.6 million, or 21.6% of gross loans receivable.

Loans secured by rapidly depreciable assets such as automobiles entail greater risks than single-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. A significant portion of the Bank's automobile loans are originated on the Bank's behalf by automobile dealers at the time of sale. This indirect lending requires the maintenance of relationships with such dealers. Such loans do not have the benefit of direct interaction between the borrowers and the Bank's lending officers during the underwriting process.

DELINQUENCIES AND CLASSIFIED ASSETS. The Board of Directors reviews all delinquent mortgage and commercial loans thirty days or more past due monthly. Additionally, the Board of Directors review past due statistics and trends for all consumer and installment loans. The procedures taken by the Bank with respect to resolving delinquencies vary depending on the nature of the loan and period of delinquency. In general, the Bank makes every effort, consistent with safety and soundness principles, to work with the borrower to have the loan brought current. If the loan is still not brought current it becomes necessary for the Bank to repossess collateral or take legal action.

Federal regulations and the Bank's Classification of Assets Policy require that the Bank use an internal asset classification system as a means of reporting and monitoring problem and potential problem assets. The Bank has incorporated the OTS internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "substandard," "doubtful" or "loss" assets. An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated "special mention" when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories.

When an insured institution classifies one or more assets, or portions thereof, as substandard or doubtful, under current OTS policy the Bank is required to consider establishing a general valuation allowance in an amount deemed prudent by management. The general valuation allowance, which is a regulatory term, represents a loss allowance which has been established to recognize the inherent credit risk associated with lending and investing activities, but which, unlike specific allowances, has not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as "loss," it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount.

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

The Bank's Classification of Assets Committee reviews and classifies the Bank's assets on a quarterly basis, and the Board of Directors reviews the results of the reports on a quarterly basis. The Bank classifies assets in accordance with the management guidelines described above. At December 31, 2003, the Bank had no assets designated as special mention, $939,000 in assets classified as substandard and no assets classified as doubtful and loss.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the loans rather than the actual payment amounts which are overdue.

                                          DECEMBER 31, 2003                          DECEMBER 31, 2002
                                ---------------------------------------   ---------------------------------------
                                     60-89 Days        90 Days or More         60-89 Days       90 Days or More
                                ------------------   ------------------   ------   ---------   ------------------
                                NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                                  OF      BALANCE      OF      BALANCE      OF      BALANCE      OF      BALANCE
                                 LOANS    OF LOANS    LOANS    OF LOANS   LOANS     OF LOANS    LOANS   OF LOANS
                                ------   ---------   ------   ---------   ------   ---------   ------   ---------
                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family                    3        97          9      $ 714        10        $559       10        $ 761
   Multi-family                              --                    --        --          --       --           --
   Construction                              --                    --        --          --       --           --
   Commercial                                --                    --        --          --       --           --
Consumer loans:
   Home equity loans and
      lines of credit               3        37                    --        --          --       --           --
   Automobile                       2        13          2          6         1           5        3           19
   Unsecured lines of credit                 --          1          1        --          --        1            1
   Other                                     --          4         20         2           6       --           --
Commercial loans                    1        25                    --        --          --       --           --
                                  ---      ----        ---      -----       ---        ----      ---        -----
      Total delinquent loans        9      $172         16      $ 741        13        $570       14        $ 781
                                  ===      ====        ===      =====       ===        ====      ===        =====
Delinquent loans as a percent
   of total loans                           .30%                 1.28%                  .91%                 1.25%

                                            DECEMBER 31, 2001
                                ---------------------------------------
                                    60-89 Days        90 Days or More
                                ------------------   ------------------
                                NUMBER   PRINCIPAL   NUMBER   PRINCIPAL
                                  OF      BALANCE      OF      BALANCE
                                 LOANS   OF LOANS     LOANS    OF LOANS
                                ------   ---------   ------   ---------
                                           (DOLLARS IN THOUSANDS)
Real estate loans:
   Single-family                    5       $134        12      $871
   Multi-family                    --         --        --        --
   Construction                    --         --        --        --
   Commercial                      --         --        --        --
Consumer loans:
   Home equity loans and
      lines of credit              --         --        --        --
   Automobile                       2         10         2        12
   Unsecured lines of credit       --         --        --        --
   Other                            7          1        --        --
Commercial loans                   --         --        --        --
                                  ---       ----       ---      ----
      Total delinquent loans       14       $145        14      $883
                                  ===       ====       ===      ====
Delinquent loans as a percent
   of total loans                            .20%               1.25%

----------
The table does not include delinquent loans less than 60 days past due. At December 31, 2003, 2002 and 2001, loans past due 30 to 59 days totaled $481,000, $517,000 and $662,000 respectively.

NONPERFORMING ASSETS AND IMPAIRED LOANS. The following table contains information regarding nonperforming loans, real estate owned ("REO") and other repossessed assets. At December 31, 2003, nonperforming loans totaled $741,000. It is the Bank's policy to stop accruing interest on loans 90 days or more past due and set up reserves for all previously accrued interest. At December 31, 2003, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was approximately $18,000. At December 31, 2003, 2002 and 2001, the Bank had no impaired loans or troubled debt restructurings.

                                                             AT DECEMBER 31,
                                                          ---------------------
                                                          2003     2002    2001
                                                          -----   -----   -----
                                                          (DOLLARS IN THOUSANDS)
Nonaccrual loans:
   Single-family real estate                              $ 714   $ 761   $ 871
   Consumer                                                  27      20      12
   Commercial                                                --      --      --
                                                          -----   -----   -----
      Total(1)                                              741     781     883
Real estate owned (REO)                                     184      --      98
Other repossessed assets                                      9       2       4
                                                          -----   -----   -----
      Total nonperforming assets(2)                       $ 934   $ 783   $ 985
                                                          =====   =====   =====

Nonperforming loans to total loans                         1.28%   1.25%   1.25%
Nonperforming assets to total assets                        .87%    .71%    .81%

----------
(1)  Total nonaccrual loans equal total nonperforming loans.

(2) Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.

ALLOWANCE FOR LOAN LOSSES. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and the general economy. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for loan losses based upon information available at the time of the review. As of December 31, 2003, the Bank's allowance for loan losses totaled 0.71% of total loans as compared to 0.57% as of December 31, 2002. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate.

The following table sets forth activity in the Bank's allowance for loan losses for the periods indicated.

                                                       AT OR FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                       ------------------------
                                                        2003     2002     2001
                                                       ------   ------   ------
                                                        (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of period         $  361   $  373   $  354
Charge-offs:
   Consumer                                                50       35       53
                                                       ------   ------   ------
      Total charge-offs                                    50       35       53
Recoveries on loans previously charged off:
   Consumer                                                 2        4       10
                                                       ------   ------   ------
      Total recoveries                                      2        4       10
Net charge-offs                                            48       31       43
Provision for loan losses                                 102       19       62
                                                       ------   ------   ------
Allowance for loan losses, end of period               $  415   $  361   $  373
                                                       ======   ======   ======

Allowance for loan losses to total loans                  .71%     .57%     .53%
Allowance for loan losses to nonperforming loans        56.01%   46.22%   42.24%
Net charge-offs to the allowance for losses             11.57%    8.59%   11.53%
Net charge-offs to average loans                          .08%     .05%     .05%

The following table sets forth the Bank's allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and loans in each category as a percent of total loans.

                                                                            AT DECEMBER 31,
                                     ---------------------------------------------------------------------------------------------
                                                 2003                           2002                            2001
                                     -----------------------------   -----------------------------   -----------------------------
                                                % OF       PERCENT              % OF       PERCENT              % OF       PERCENT
                                              ALLOWANCE   OF LOANS            ALLOWANCE   OF LOANS            ALLOWANCE   OF LOANS
                                               IN EACH     IN EACH             IN EACH     IN EACH             IN EACH     IN EACH
                                               CATEGORY   CATEGORY             CATEGORY   CATEGORY             CATEGORY   CATEGORY
                                               TO TOTAL   TO TOTAL             TO TOTAL   TO TOTAL             TO TOTAL   TO TOTAL
                                     AMOUNT   ALLOWANCE     LOANS    AMOUNT   ALLOWANCE     LOANS    AMOUNT   ALLOWANCE     LOANS
                                     ------   ---------   --------   ------   ---------   --------   ------   ---------   --------
                                                                      (DOLLARS IN THOUSANDS)
Real estate mortgage loans            $213      51.33%      62.76%    $296      82.00%     77.50%     $280      75.07%     73.06%
Consumer loans                         102      24.58%      21.56%      64      17.73%     22.09%       90      24.13%     26.68%
Commercial loans                       100      24.09%      15.68%       1        .27%       .41%        3        .80%       .26%
                                      ----     ------      ------     ----     ------     ------      ----     ------     ------
   Total allowance for loan losses    $415     100.00%     100.00%    $361     100.00%    100.00%     $373     100.00%    100.00%
                                      ====     ======      ======     ====     ======     ======      ====     ======     ======

REAL ESTATE OWNED

At December 31, 2003, real estate owned totaled $184,000 and consisted of 1 property. Assets acquired through (or in lieu of) loan foreclosure are recorded at fair value when acquired. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

INVESTMENT ACTIVITIES

Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be more than adequate to meet its normal daily activities.

The investment policy of the Bank as established by the Board of Directors attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Bank's lending activities. The Bank's policies provide the authority to invest in United States Treasury and federal agency securities meeting the Bank's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof, as well as municipal bonds. To improve liquidity, the Company transferred all securities previously classified as "held to maturity" to "available for sale" in 2003. At December 31, 2003, the Bank's securities portfolio totaled $27.1 million.

At December 31, 2003, all of the Bank's mortgage-backed securities were insured or guaranteed by Freddie Mac, Fannie Mae or Ginnie Mae. The Bank owned two collateralized mortgage obligations (CMOs) which failed a stress test at December 31, 2003. The securities failed the portion of the test in which the percentage change in price would drop more than the prescribed amount in the event interest rates rise 300 basis points or more. The risk involved is the inability to sell the securities to reinvest at more favorable rates. Management does not consider this security to be high risk given the low overall interest rate risk position of the Bank. Management reports these securities to the Board of Directors on a quarterly basis, at which time the Board may direct management to divest of such securities, in accordance with regulations. Such directive from the Board has not occurred.

The following table sets forth certain information regarding the amortized cost and fair value of the Bank's securities at the dates indicated.

                                                                               AT DECEMBER 31,
                                                        ---------------------------------------------------------------
                                                                2003                  2002                 2001
                                                        -------------------   -------------------   -------------------
                                                        AMORTIZED     FAIR    AMORTIZED    FAIR     AMORTIZED    FAIR
                                                          COST       VALUE       COST      VALUE       COST      VALUE
                                                        ---------   -------   ---------   -------   ---------   -------
                                                                           (DOLLARS IN THOUSANDS)
Debt securities:
   Debt securities available for sale:
      Federal agency                                     $12,755    $12,759    $    --    $    --    $    --    $    --
      State and municipal                                  1,370      1,375         --         --         --         --
                                                         -------    -------    -------    -------    -------    -------
         Total debt securities available for sale         14,125     14,134         --         --         --         --
   Debt securities held to maturity:
      U.S. Government and federal agency                      --         --      2,527      2,557      2,000      2,017
      Corporate                                               --         --      1,996      1,996         --         --
                                                         -------    -------    -------    -------    -------    -------
         Total debt securities held to maturity               --         --      4,523      4,553      2,000      2,017
                                                         -------    -------    -------    -------    -------    -------
            Total debt securities                         14,125     14,134      4,523      4,553      2,000      2,017

Mortgage-backed securities:
   Available for sale                                     12,697     12,992      1,395      1,439      1,990      2,013
   Held to maturity                                           --         --     13,299     13,616     21,343     21,511
                                                         -------    -------    -------    -------    -------    -------
            Total mortgage-backed securities              12,697     12,992     14,694     15,055     23,333     23,524

Equity securities available for sale                          --         --         --         --         78         79

Net unrealized gains on securities available for sale        304         --         44         --         24         --
                                                         -------    -------    -------    -------    -------    -------
Total securities                                         $27,126    $27,126    $19,261    $19,608    $25,435    $25,620
                                                         =======    =======    =======    =======    =======    =======


The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the debt securities available for sale as of December 31, 2003. Yields are stated on a fully taxable equivalent basis.

                                                                  AT DECEMBER 31, 2003
                      ------------------------------------------------------------------------------------------------------------
                                             MORE THAN ONE YEAR   MORE THAN FIVE YEARS
                        ONE YEAR OR LESS       TO FIVE YEARS          TO TEN YEARS       MORE THAN TEN YEARS          TOTAL
                      -------------------   -------------------   --------------------   -------------------   -------------------
                                 WEIGHTED              WEIGHTED               WEIGHTED              WEIGHTED              WEIGHTED
                      CARRYING    AVERAGE   CARRYING    AVERAGE    CARRYING    AVERAGE   CARRYING    AVERAGE   CARRYING    AVERAGE
                        VALUE      YIELD      VALUE      YIELD       VALUE      YIELD      VALUE      YIELD      VALUE      YIELD
                      --------   --------   --------   --------   ---------   --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Federal agency          $503       3.49%     $12,256     2.98%      $   --                $    --               $12,759     3.00%
State and municipal       --                      --                   400      5.08%         975      5.29%      1,375     5.23%
Mortgage-backed           --                     938     5.29%         798      6.01%      11,256      4.98%     12,992     5.07%
                        ----                 -------                ------                -------               -------
   Total securities
      at fair value     $503       3.49%     $13,194     3.15%      $1,198      5.70%     $12,231      5.01%    $27,126     4.10%
                        ====                 =======                ======                =======               =======

SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, securities maturities and prepayments, borrowings and cash flows generated from operations are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposits consist of passbook accounts, savings and club accounts, NOW accounts, money market accounts and certificates of deposit. For the year ended December 31, 2003, certificates of deposit constituted 51.5% of total average deposits. The term of the certificates of deposit offered by the Bank vary from seven days to five years and the offering rates are established by the Bank. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2003, the Bank had $22.7 million of certificate accounts maturing in less than one year. The Bank expects that most of these accounts will be reinvested and does not believe that there are any material risks associated with the respective maturities of these certificates. The Bank's deposits are obtained predominantly from the area in which its banking offices are located. The Bank relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions affect the Bank's ability to attract and retain deposits.

At December 31, 2003, the Bank had $4.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

MATURITY PERIOD            AMOUNT   WEIGHTED AVERAGE RATE
---------------            ------   ---------------------
                   (DOLLARS IN THOUSANDS)
Three months or less       $  219           2.80%
Over 3 through 6 months     1,012           3.69%
Over 6 through 12 months    1,426           3.42%
Over 12 months              1,628           3.61%
                           ------
   Total                   $4,285
                           ======

The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------
                                            2003                           2002                           2001
                                ----------------------------   ----------------------------   ----------------------------
                                           PERCENT                        PERCENT                        PERCENT
                                          OF TOTAL   AVERAGE             OF TOTAL   AVERAGE             OF TOTAL   AVERAGE
                                AVERAGE    AVERAGE     RATE    AVERAGE    AVERAGE     RATE    AVERAGE    AVERAGE     RATE
                                BALANCE   DEPOSITS     PAID    BALANCE   DEPOSITS     PAID    BALANCE   DEPOSITS     PAID
                                -------   --------   -------   -------   --------   -------   -------   --------   -------
                                                                  (DOLLARS IN THOUSANDS)
NOW accounts                    $ 8,463     11.25%     .86%    $ 8,748     11.43%    1.66%    $ 8,611     11.28%    1.64%
Money market accounts             7,843     10.43%    1.40%      6,146      9.20%    1.49%      7,038      9.22%    3.38%
Savings accounts                 18,373     24.43%     .82%     17,812     23.07%    1.69%     17,653     23.12%    2.42%
Certificates of deposit          38,761     51.52%    3.24%     42,792     55.32%    4.63%     42,338     55.46%    5.76%
Noninterest-bearing deposits:
   Demand deposits                1,781      2.37%      --         754       .98%      --         702       .92%      --
                                -------    ------              -------    ------              -------    ------
      Total average deposits    $75,221    100.00%    2.14%    $76,252    100.00%    3.31%    $76,342    100.00%    4.28%
                                =======    ======              =======    ======              =======    ======

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2003.

                                 PERIOD TO MATURITY FROM DECEMBER 31, 2003        At DECEMBER 31, 2003
                                --------------------------------------------------------------------------
                                                                       OVER
                                LESS THAN     ONE TO       TWO TO      THREE
                                 ONE YEAR   TWO YEARS   THREE YEARS    YEARS     2003      2002      2001
                                ---------   ---------   -----------   ------   -------   -------   -------
                                                             (DOLLARS IN THOUSANDS)
Certificate accounts:
0 to 3.99%                       $19,764      $7,969       $  734     $1,025   $29,492   $23,359   $ 5,725
4.00 to 4.99%                      2,580         476        2,914        182     6,152    12,167    11,271
5.00 to 5.99%                        295         208          474         --       977     3,421    17,299
6.00 to 6.99%                         61          --           --         --        61     1,547     6,447
7.00 to 7.99%                         --          --           --         --        --       160     2,690
8.00% and above                        1          --           --         10        11        67       240
                                 -------      ------       ------     ------   -------   -------   -------
   Total certificate accounts    $22,701      $8,653       $4,122     $1,217   $36,693   $40,721   $43,672
                                 =======      ======       ======     ======   =======   =======   =======

BORROWINGS. The Bank utilizes FHLB advances as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB.

The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                                   AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                   -------------------------------------
                                                                          2003      2002      2001
                                                                        -------   -------   -------
                                                                           (DOLLARS IN THOUSANDS)
FHLB advances and other borrowings:
   Average balance outstanding                                          $12,192   $19,902   $38,217
   Maximum amount outstanding at any month-end during the period         16,542    19,370    43,678
   Balance outstanding at end of period                                  12,655    16,330    25,393
   Weighted average interest rate during the period                        5.59%     4.83%     5.40%
   Weighted average interest rate at end of period                         2.28%     5.53%     4.62%

A trust formed by the Company issued $5,000 of 3 month LIBOR plus 2.85% floating rate trust preferred securities in 2003 as part of a pooled offering of such securities. The Company issued subordinated debentures to the trust in exchange for the proceeds of the offering, which debentures represent the sole asset of the trust. The Company may redeem the subordinated debentures, in whole but not in part, any time after five years at par. The subordinated debentures must be redeemed no later than 2033.

Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust.

SUBSIDIARY ACTIVITIES

As of December 31, 2003, the Company maintained the Bank and Trust as wholly owned subsidiaries. The Bank has no subsidiaries.

PERSONNEL

As of December 31, 2003, the Bank had 41 full-time and 3 part-time employees.

REGULATION AND SUPERVISION

GENERAL. As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision ("OTS"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Bank Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

SARBANES-OXLEY ACT OF 2002. The Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) was enacted on July 30, 2002. The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance and financial disclosure. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered or that file reports under the Securities Exchange Act of 1934, including the Company. The Sarbanes-Oxley Act establishes, among other things:
(i) new requirements for audit committees; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer; (iii) new standards for auditors and regulations governing audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers: and (v) new and increased civil and criminal penalties for violations of the securities laws.

HOLDING COMPANY REGULATION. The Company is a nondiversified unitary savings and loan holding company within the meaning of federal law. Under prior law, a unitary savings and loan holding company, such as the Company, was not generally restricted as to the types of business activities in which it may engage, provided that the Bank continued to be a qualified thrift lender. See "Federal Savings Institution Regulation - QTL Test." The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings Bank after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law or for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, so long as the holding company's savings Bank subsidiary continues to comply with the QTL Test. The Company does qualify for the grandfathering. Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the qualified thrift lender test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would generally be limited to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to the prior approval of the OTS, and certain activities authorized by OTS regulation. However, the OTS has issued an interpretation concluding that multiple savings and loan holding companies may also engage in activities permitted for financial holding companies.

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

Although savings and loan holding companies are not currently subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, federal regulations do prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

FEDERAL SAVINGS INSTITUTION REGULATION

Business Activities. The activities of federal savings Banks are governed by federal law and regulations. These laws and regulations delineate the nature and extent of the activities in which federal Banks may engage. In particular, certain lending authority for federal Banks, e.g., commercial, non-residential real property loans and consumer loans, is limited to a specified percentage of the institution's capital or assets.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the OTS capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2003, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2003:

                                          EXCESS            CAPITAL
                                       ------------   ------------------
                   ACTUAL   REQUIRED   (DEFICIENCY)    ACTUAL   REQUIRED
                  CAPITAL    CAPITAL       AMOUNT     PERCENT    PERCENT
                  -------   --------   ------------   -------   --------
                                   (DOLLARS IN THOUSANDS)
Tangible          $14,678    $1,584       $13,094       13.9%      1.5%

Core (Leverage)    14,678     4,217        10,461       13.9%      4.0%

Risk-based         15,093     5,597         9,496       21.6%      8.0%

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

Insurance of Deposit Accounts. The Bank is a member of the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semi-annually by the FDIC and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2003, FICO payments for SAIF members approximated 1.54 basis points of assessable deposits. The Bank's total assessment paid for 2003 (including the FICO assessment) was $12,374. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2003, the Bank's 15% limit on loans to one borrower was $2.3 million. At December 31, 2003, the Bank did not have a lending relationship in excess of this limit.

QTL Test. The HOLA requires savings institutions to meet a qualified thrift lender test. Under the test, a savings Bank is required to either qualify as a "domestic building and loan Bank" under the Internal Revenue Code or maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2003, the Bank maintained 70.3% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulation, an application to and the prior approval of the OTS is required prior to any capital distribution if the institution does not meet the criteria for "expedited treatment" of applications under OTS regulations (i.e., generally, examination ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution must still provide prior notice to the OTS of the capital distribution if, like the Bank, it is a subsidiary of a holding company. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of increased supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice.

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for 2003 totaled $38,216.

Transactions with Related Parties. The Bank's authority to engage in transactions with "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by federal law. The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. The transactions with affiliates must be on terms and under circumstances, that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

The recently enacted Sarbanes Oxley Act generally prohibits loans by the Company to its executive officers and directors. However, that act contains a specific exception for loans by the Bank to its executive officer's and directors in compliance with federal banking laws. Under such laws the Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is limited. The law limits both the individual and aggregate amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed. Such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2003 of $3.6 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Bank's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily Negotiable Order of Withdrawal (NOW) and regular checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $42.1 million; a 10% reserve ratio is applied above $42.1. The first $6.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General. The Company and the Bank report their income on a calendar year, consolidated basis using the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. For its 2003 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

Bad Debt Reserve. Historically, savings institutions such as the Bank which met certain definitional tests primarily related to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions thereto, which may have been deducted in arriving at their taxable income. The Bank's deductions with respect to "qualifying real property loans," which are generally loans secured by certain interest in real property, were computed using an amount based on the Bank's actual loss experience, or a percentage equal to 8% of the Bank's taxable income, computed with certain modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. Due to the Bank's loss experience, the Bank generally recognized a bad debt deduction equal to 8% of taxable income.

In August 1996, the provisions repealing the above thrift bad debt rules were passed by Congress as part of "The Small Business Job Protection Act of 1996." The new rules eliminate the 8% of taxable income method for deducting additions to the tax bad debt reserves for all thrifts for tax years beginning after December 31, 1995. Those rules also require that all thrift institutions recapture all or a portion of their bad debt reserves added since the base year (last taxable year beginning before January 1, 1988). The Bank has previously recorded a deferred tax liability equal to the bad debt recapture and as such, the new rules will have no effect on net income or federal income tax expense. For taxable years beginning after December 31, 1995, the Bank's bad debt deduction will be equal to net charge-offs. The new rules allowed an institution to suspend the bad debt reserve recapture for the 1996 and 1997 tax years if the institution's lending activity for those years was equal to or greater than the institution's average mortgage lending activity for the six taxable years preceding 1996. For this purpose, only home purchase and home improvement loans are included and the institution can elect to have the tax years with the highest and lowest lending activity removed from the average calculation. If an institution was permitted to postpone the reserve capture, it was required to begin its six year recapture no later than the 1998 tax year. The unrecaptured base year reserves will not be subject to recapture as long as the institution continues to carry on the business of banking. In addition, the balance of the pre-1988 bad debt reserves continue to be subject to a provision of present law referred to below that require recapture in the case of certain excess distributions to shareholders.

Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's taxable income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.

Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income.

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

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

The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.3% of the Bank's apportioned book net worth, determined in accordance with Generally Accepted Accounting Principles, less any statutory deduction. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

DELAWARE TAXATION

As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

ITEM 2 DESCRIPTION OF PROPERTY

The Bank conducts its business through four banking offices located in Summit, Columbiana, Jefferson and Franklin Counties, Ohio.

                                          ORIGINAL                  NET BOOK VALUE OF
                                LEASED      YEAR       DATE OF    PROPERTY OR LEASEHOLD
        OFFICE                    OR     LEASED OR      LEASE        IMPROVEMENTS AT
      LOCATIONS                  OWNED    ACQUIRED   EXPIRATION     DECEMBER 31, 2003
-----------------------         ------   ---------   ----------   ---------------------
                                                                  (DOLLARS IN THOUSANDS)
2841 Riviera Drive, Suite 300   Leased      2003        2004              $  9
Fairlawn, Ohio 44333

601 Main Street                  Owned      1989          --               650
Wellsville, Ohio 43968

49028 Foulks Drive               Owned      1979          --               320
East Liverpool, Ohio 43920

4249 Easton Way, Suite 125      Leased      2003        2008                --
Columbus, Ohio 43219

ITEM 3 LEGAL PROCEEDINGS

The Company and Bank may, from time to time, be involved in various legal proceedings in the normal course of business. Periodically, there have been various claims and lawsuits involving the Bank, such as claims to enforce liens, condemnation proceedings on properties in which the Bank holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Bank's business. Neither the Company nor the Bank is a party to any pending legal proceedings that the Company believes would have a material adverse effect on its financial condition or operations, if decided adversely to the Company or the Bank.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS

Except as set forth below, the information required by Item 201 of Regulation S-B is incorporated by reference to the Company's 2003 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption "Market Prices and Dividends Declared" and "Note 13 - Capital Requirements and Restrictions on Retained Earnings" at pages 16 and 33 therein, respectively.

Information required by Item 201(d) of Regulation S-B with respect to the Company's equity compensation plans is set forth below under Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

ITEM 6 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information required by Item 303 of Regulation S-B is incorporated by reference to the Company's 2003 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 4 therein.

ITEM 7 FINANCIAL STATEMENTS

The consolidated financial statements required by Item 310(a) of Regulation S-B are incorporated by reference to the Company's 2003 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption "Financial Statements" at page 17 therein and include the following:

     Report of Independent Auditors
     Consolidated Balance Sheets
     Consolidated Statements of Operations
     Consolidated Statements of Comprehensive Income (Loss)
     Consolidated  Statements of Changes in Shareholders' Equity
     Consolidated Statements of Cash Flows
     Notes to Consolidated Financial Statements

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Principal Accounting Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the completion of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

                                    PART III

ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors. Information required by Item 401 of Regulation S-B with respect to the Company's directors is incorporated by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed with the Commission on March 12, 2004, under the caption "PROPOSAL 1. ELECTION OF DIRECTORS."

Executive Officers of the Registrant

                         AGE AT
                        DECEMBER
NAME                    31, 2003     POSITION HELD WITH THE COMPANY AND/OR BANK
---------------------   --------   ----------------------------------------------
David C. Vernon            63      President and Chief Executive Officer, Company
                                   and Chief Executive Officer, Bank

Raymond E. Heh             61      President and Chief Operating Officer, Bank

Edward L. Baumgardner      60      Regional President - Columbiana County, Bank

R. Parker MacDonell        49      Regional President - Columbus, Bank

Eloise L. Mackus           53      Senior Vice President, General Counsel and
                                   Secretary, Company and Bank

Therese A. Liutkus         44      Chief Financial Officer, Company and Bank

David C. Vernon is President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank. Prior to assuming those positions in 2003, he was Chairman and CEO of Founders Capital Corporation. Prior to forming Founders Capital Corporation, Mr. Vernon was Chairman, President and CEO of Summit Bancorp and Summit Bank in Akron, Ohio. He is also Chairman of the Board of the Company and the Bank.

Raymond E. Heh, President and Chief Operating Officer, joined the Bank in June 2003. Formerly, Mr. Heh held numerous positions at Bank One Akron NA including Chairman, President and CEO. He was with Bank One Akron NA for 18 years and has 40 years of experience in the commercial banking industry. Mr. Heh is a graduate of The Pennsylvania State University.

Edward L. Baumgardner, Regional President - Columbiana County, joined the Bank in June 2003. Prior to joining the Bank, Mr. Baumgardner was the President and CEO of Potters Bank and Potters Financial Corporation and for 7 years and has 28 years of experience in the banking industry. He is a graduate of the University of Baltimore.

R. Parker MacDonell is Regional President - Columbus and joined the Bank in May 2003. Mr. MacDonell is a third generation Ohio banker with 17 years of commercial banking experience. He is a former Senior Vice President of Bank One Columbus NA, a position he held for three years during his 15 year tenure with Bank One. He is a graduate of Dartmouth College and received his master's degree from Yale University.

Eloise L. Mackus is Senior Vice President, General Counsel and Secretary of the Company and Bank. Prior to joining the Company and Bank in July 2003, Ms. Mackus practiced in law firms in Connecticut and Ohio and was the Vice President and General Manager of International Markets for The J. M. Smucker Company. Ms. Mackus completed a BA at Calvin College and a JD at The University of Akron School of Law.

Therese A. Liutkus joined the Company and Bank as Chief Financial Officer in November 2003. Prior to that time, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for five years and she has 17 years of banking experience. Ms. Liutkus is a certified public accountant and has a Bachelor's degree in accounting from Cleveland State University.

Compliance with Section 16(A) of the Exchange Act. Information required by Item 405 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed with the Commission on March 12, 2004, under the caption "ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS - Compliance with Section 16(a) of the Exchange Act."

Code of Ethics. The Company has adopted a code of ethics, its Financial Code of Ethics, which meets the requirements of Item 406 of Regulation S-B and applies to the Company's principal executive officer, principal financial officer and principal accounting officer. A copy of the code of ethics is included as
Exhibit 14.1 to this Annual Report on Form 10-KSB. The Company currently does not maintain a website, and it will file a Form 8-K to disclose information regarding any amendment to, or waiver from, any provision of the Company's Financial Code of Ethics. Since the Company's inception in 1998, it has had a Code of Business Conduct and Ethics (Code of Conduct). The Company requires all directors, officers and other employees to adhere to the Code of Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Conduct requires that the Company's employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. The Company's Code of Conduct is included as Exhibit
14.2 to this Annual Report on Form 10-KSB.

ITEM 10 EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed with the Commission on March 12, 2004, under the caption "EXECUTIVE COMPENSATION."

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed with the Commission on March 12, 2004, under the caption "STOCK OWNERSHIP."

Related Stockholder Matters. Information required by Item 201(d) of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed with the Commission on March 12, 2004, under the caption "PROPOSAL 2: AMENDED AND RESTATED CENTRAL FEDERAL CORPORATION 2003 EQUITY COMPENSATION PLAN - EQUITY COMPENSATION PLAN INFORMATION."

See Part II, Item 7, Financial Statements, Notes 8 and 12, for a description of the principal provisions of the Company's equity compensation plans. The information required by Item 7 is incorporated by reference to the Company's 2003 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption "Financial Statements" at page 17 therein.

ITEM 12 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2004 Annual Meeting of Stockholders filed with the Commission on March 12, 2004, under the caption "ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS - Certain Relationships and Related Transactions."

ITEM 13 EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a)  See Exhibit Index at page 36 of this report on Form 10-KSB.

(b)  Reports on Form 8-K filed during the last quarter of 2003

     On October 29, 2003, the Company filed an 8-K announcing financial results for the quarter ended September 30, 2003. The press release announcing the financial performance was filed by exhibit.

     On December 24, 2003, the Company filed an 8-K to announce that; 1) its Board of Directors, at their meeting on December 18, 2003, declared a cash dividend of 9 cents per share on its common stock to be paid on January 19, 2004 to shareholders of record on January 8, 2004; 2) on December 12, 2003, the Company issued $5.0 million in trust preferred securities through Central Federal Capital Trust I, a wholly owned subsidiary of the Company; and 3) on November 17, 2003, the Bank opened its Columbus office, located at 4249 Easton Way, Suite 125, Columbus, Ohio 43219. The press release was filed by exhibit.

     On December 31, 2003, the Company filed an 8-K to announce that the Bank had elected to prepay fixed rate Federal Home Loan Bank borrowings totaling $11.2 million. These borrowings had an average cost of 5.52 percent and an average remaining maturity of 4.5 years. The repayment resulted in a charge of $1.3 million as a result of a penalty associated with prepaying the loans. The press release discussing the transaction was filed by exhibit.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and 2002 by Crowe Chizek and Company LLC, the Company's principal accounting firm, were as follows:

                                                                 2003      2002
                                                               -------   -------
Audit fees                                                     $50,500   $53,000
Audit-related fees                                               7,500     4,585
Tax fees                                                         6,000     8,890
Other fees                                                          --        --
                                                               -------   -------
Total                                                          $64,000   $66,475
                                                               =======   =======

Audit-related fees were related to Crowe Chizek and Company LLC's review of the Company's filings with the Securities and Exchange Commission during the year ended December 31, 2003.

Tax fees were related to Crowe Chizek and Company LLC's preparation of the Company's federal and state tax returns.

The Company's Audit Committee must pre-approve all engagements of the independent auditor by the Company and its subsidiaries, including the Bank, as required by the Company's Audit Committee's charter and the rules of the Securities and Exchange Commission. Prior to the beginning of each fiscal year, the Audit Committee will approve an annual estimate of fees for engagements, taking into account whether the services are permissible under applicable law and the possible impact of each non-audit service on the independent auditor's independence from management. In addition, the Audit Committee will evaluate known potential engagements of the independent auditor, including the scope of the proposed work to be performed and the proposed fees, and approve or reject each service. Management may present additional services for approval at subsequent committee meetings. The Audit Committee has delegated to the Audit Committee Chairman the authority to evaluate and approve engagements on behalf of the Audit Committee in the event a need arises for pre-approval between Committee meetings and in the event the engagement for services was within the annual estimate but not specifically approved. If the Chairman so approves any such engagements, he will report that approval to the full Committee at the next Committee meeting.

Since the effective date of the Securities and Exchange Commission's rules regarding strengthening auditor independence, all the audit, audit-related, and tax services provided by Crowe Chizek and Company LLC were pre-approved in accordance with the Audit Committee's policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTRAL FEDERAL CORPORATION

                                        /s/ David C. Vernon
                                        ----------------------------------------
                                        David C. Vernon
                                        Chairman of the Board, President and
                                        Chief Executive Officer

                                        Date: March 30, 2004

Pursuant to the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Name                              Title                      Date
            ----                              -----                      ----
/s/ David C. Vernon             Chairman of the Board, President   March 30, 2004
-----------------------------   and Chief Executive Officer
David C. Vernon
(principal executive officer)

/s/ Therese Ann Liutkus         Chief Financial Officer            March 30, 2004
-----------------------------
Therese Ann Liutkus, CPA
(principal accounting
and financial officer)

/s/ Jeffrey W. Aldrich          Director                           March 30, 2004
-----------------------------
Jeffrey W. Aldrich

/s/ Mark S. Allio               Director                           March 30, 2004
-----------------------------
Mark S. Allio

/s/ Thomas P. Ash               Director                           March 30, 2004
-----------------------------
Thomas P. Ash

/s/ William R. Downing          Director                           March 30, 2004
-----------------------------
William R. Downing

/s/ Gerry W. Grace              Director                           March 30, 2004
-----------------------------
Gerry W. Grace

/s/ Jerry F. Whitmer            Director                           March 30, 2004
-----------------------------
Jerry F. Whitmer

                                  EXHIBIT INDEX

Exhibit No.                            Description of Exhibit
-----------                            ----------------------
    3.1        Certificate of Incorporation of Central Federal Corporation
               (incorporated by reference to Exhibit 3.1 to the Company's
               Registration Statement on Form SB-2 No. 333-64089 filed with the
               Commission on September 23, 1998)

    3.2        Bylaws of Central Federal Corporation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form
               SB-2 No. 333-64089 filed with the Commission on September 23,
               1998)

    4.1        Form of Stock Certificate of Central Federal Corporation
               (incorporated by reference to Exhibit 4.0 to the Company's
               Registration Statement on Form SB-2 No. 333-64089 filed with the
               Commission on September 23, 1998)

    10.1*      Employment Agreement between Central Federal Corporation and
               David C. Vernon

    10.2*      Employment Agreement between Central Federal Bank and David C.
               Vernon

    10.3*      Director's Retirement Agreement between Central Federal
               Corporation, Central Federal Bank and William R. Williams

    10.4*      Supplemental Executive Retirement Agreement between Central
               Federal Corporation, Central Federal Bank and William R. Williams

    11.1       Statement Re: Computation of Per Share Earnings

    13.1       Annual Report to Security Holders for the Fiscal Year Ended
               December 31, 2003

    14.1       Financial Code of Ethics

    14.2       Code of Business Conduct and Ethics

    21.1       Subsidiaries of the Registrant

    23.1       Consent of Independent Auditors

    31.1       Rule 13a-14(a) Certifications of the Chief Executive Officer

    31.2       Rule 13a-14(a) Certifications of the Chief Financial Officer

    32.1       Section 1350 Certifications of the Chief Executive Officer

    32.2       Section 1350 Certifications of the Chief Financial Officer

----------
*Management contract or compensation plan or arrangement identified pursuant to
Item 13(a) of Form 10-KSB