Form 10QSB
period 2004-03-31
CENTRAL FEDERAL CORP
filed 2004-05-14
CIK 1070680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from __________ to ______________

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

                                 (330) 532-1517
                            -------------------------
                           (Issuer's telephone number)

          -------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         Class:                                    Outstanding at April 30, 2004
Common stock, $0.01 par value                      2,035,872 shares

Transitional Small Business Disclosure                 Yes [ ]        No [X]
Format (check one)

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2004
                                      INDEX

                                                                                            Page
                                                                                            ----
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

       Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 ........       3

       Consolidated Statements of Operations for the three months ended
       March 31, 2004 and 2003........................................................       4

       Condensed Consolidated Statement of Changes in Shareholders' Equity
       for the three months ended March 31, 2004......................................       5

       Consolidated Statements of Comprehensive Income for the three months ended
       March 31, 2004 and 2003 .......................................................       6

       Condensed Consolidated Statements of Cash Flows for the three months  ended
       March 31, 2004 and 2003........................................................       7

       Notes to Consolidated Financial Statements ....................................       8

Item 2. Management's Discussion and Analysis or Plan of Operation.....................      11

Item 3. Controls and Procedures.......................................................      17

PART II. Other Information

Item 1. Legal Proceedings.............................................................      18
Item 2. Changes in Securities ........................................................      18
Item 3. Defaults Upon Senior Securities...............................................      18
Item 4. Submission of Matters to a Vote of Security Holders...........................      18
Item 5. Other Information.............................................................      18
Item 6. Exhibits and Reports on Form 8-K..............................................      18

Signatures ...........................................................................      20

                           CENTRAL FEDERAL CORPORATION
                          PART I. Financial Information
                          Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                   March 31,   December 31,
                                                                      2004        2003
                                                                   ---------   -----------
                                                                  (unaudited)
ASSETS
Cash and cash equivalents                                          $   9,560        8,936
Interest-bearing deposits in other financial institutions              1,587        1,587
Securities available for sale                                         25,335       27,126
Loans held for sale                                                      407          106
Loans, net of allowance $440 and $415                                 65,459       58,024
Federal Home Loan Bank stock                                           3,662        3,626
Loan servicing rights                                                    207          221
Foreclosed assets, net                                                   335          193
Premises and equipment, net                                            2,263        1,932
Bank owned life insurance                                              3,290        3,256
Accrued interest receivable                                              468          487
Other assets                                                           1,585        1,517
                                                                   ---------    ---------
                                                                   $ 114,158    $ 107,011
                                                                   =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits

     Non-interest bearing                                          $   2,494    $   2,457
     Interest bearing                                                 72,388       70,901
                                                                   ---------    ---------
          Total deposits                                              74,882       73,358
Federal Home Loan Bank advances                                       13,550        7,500
Advances by borrowers for taxes and insurance                            107          207
Accrued interest payable and other liabilities                           855          935
Subordinated debentures                                                5,155        5,155
                                                                   ---------    ---------
          Total liabilities                                           94,549       87,155

Shareholders' equity

     Preferred stock, 1,000,000 shares authorized;
        none issued                                                        -            -
     Common stock, $.01 par value; 6,000,000 shares
        authorized; 2004 - 2,281,520 shares issued,
        2003 - 2,280,020 shares issued                                    23           23
     Additional paid-in capital                                       11,932       11,845
     Retained earnings                                                10,504       10,997
     Accumulated other comprehensive income                              408          201
     Unearned stock based incentive plan shares                         (386)        (357)
     Treasury stock, at cost (2004 - 255,648 shares,
        2003 - 255,648 shares)                                        (2,872)      (2,853)
                                                                   ---------    ---------
          Total shareholders' equity                                  19,609       19,856
                                                                   ---------    ---------
                                                                   $ 114,158    $ 107,011
                                                                   =========    =========

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                      Three months ended
                                                           March 31,
                                                           ---------
                                                        2004      2003
Interest and dividend income
     Loans, including fees                            $   970    $ 1,145
     Taxable securities                                   229        287
     Tax exempt securities                                 13          -
     Federal Home Loan Bank stock dividends                36         34
     Federal funds sold and other                          23         22
                                                      -------    -------
                                                        1,271      1,488
Interest expense
     Deposits                                             324        398
     Federal Home Loan Bank advances and other debt        24        203
     Subordinated debentures                               52          -
                                                      -------    -------
                                                          400        601

Net interest income                                       871        887

Provision for loan losses                                  36          -
                                                      -------    -------
Net interest income after provision for loan losses       835        887

Noninterest income
     Service charges on deposit accounts                   31         38
     Net gains on sales of loans                           17         80
     Loan servicing fees, net                               6         (2)
     Earnings on bank owned life insurance                 34         49
     Other                                                  4          6
                                                      -------    -------
                                                           92        171

Noninterest expense
     Salaries and employee benefits                       726      2,266
     Occupancy and equipment                               54         30
     Data processing                                      114         49
     Franchise taxes                                       56         99
     Professional fees                                     65        171
     Director fees                                         40          -
     Supplies                                              31         21
     Loan expenses                                         18         26
     Foreclosed assets, net                                 6          1
     Depreciation                                          69         37
     Other                                                176         70
                                                      -------    -------
                                                        1,355      2,770
Loss before income taxes                                 (428)    (1,712)

Income tax benefit                                       (160)      (589)
                                                      -------    -------
Net loss                                              $  (268)   $(1,123)
                                                      =======    =======
Loss per share:
     Basic                                            $ (0.13)   $ (0.74)
     Diluted                                            (0.13)     (0.74)

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                             Accumulated
                                                     Additional                 Other       Unearned Stock                Total
                                             Common   Paid-In    Retained   Comprehensive  Based Incentive  Treasury  Shareholders'
                                             Stock    Capital    Earnings       Income      Plan Shares      Stock       Equity
                                             ------  ----------  --------   -------------  ---------------  --------  -------------
Balance at January 1, 2004                   $  23    $11,845    $ 10,997     $    201        $    (357)    $(2,853)  $  19,856

Comprehensive income:
Net loss                                                             (268)                                                 (268)
Other comprehensive income                                                         207                                      207
     Total comprehensive loss                                                                                               (61)
Issuance of stock based incentive
  plan shares (10,027 shares)                              73                                      (73)                       -
Release of 5,598 stock based incentive
  plan shares                                                                                       44                       44
Stock options exercised (10,000 shares)                               (20)                                      112          92
Tax benefits from stock options exercised                  14                                                                14
Purchase of 10,000 shares of treasury stock                                                                    (131)       (131)
Cash dividends declared ($.09 per share)                             (205)                                                 (205)
                                             -----    -------    --------     --------        ---------     -------   ---------
Balance at March 31, 2004                    $  23    $11,932    $ 10,504     $    408        $    (386)    $(2,872)  $  19,609
                                             =====    =======    ========     ========        =========     =======   =========

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                             (Dollars in thousands)
                                   (Unaudited)

                                             Three Months Ended March 31,
                                              2004                2003
                                             -------             -------

Net loss                                     $  (268)            $(1,123)

Change in net unrealized gain on securities
          available for sale                     314                   6
                                             -------             -------

Net unrealized gains                             314                   6

Tax effect                                      (107)                 (2)
                                             -------             -------

Other comprehensive income                       207                   4
                                             -------             -------

Comprehensive loss                           $   (61)            $(1,119)
                                             =======             =======

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                    Three Months Ended March 31,
                                                                      2004                2003
                                                                    --------            --------
Cash flows from operating activities                                $   (676)           $    284

Cash flows from investing activities
    Net decrease in interest bearing deposits                              -               7,205
    Available-for-sale securities:
         Maturities, prepayments and calls                             2,058              (2,877)
         Purchases                                                         -              (9,109)
    Held-to-maturity securities:
         Maturities, prepayments and calls                                 -               7,201
    Loan originations and payments, net                               (7,611)              2,517
    Additions to premises and equipment                                 (399)                (35)
                                                                    --------            --------
         Net cash from investing activities                           (5,952)              4,902

Cash flows from financing activities
    Net change in deposits                                             1,524                  94
    Proceeds from Federal Home Loan Bank advances
         and other debt                                                8,000                   -
    Repayments on Federal Home Loan Bank advances
         and other debt                                               (1,950)             (5,026)
    Net change in advances by borrowers for
         taxes and insurance                                            (100)               (131)
    Cash dividends paid                                                 (183)               (148)
    Proceeds from exercise of stock options                               92                   -
    Repurchase of common stock                                          (131)                  -
                                                                    --------            --------
         Net cash from financing activities                            7,252              (5,211)
                                                                    --------            --------
Net change in cash and cash equivalents                                  624                 (25)

Beginning cash and cash equivalents                                    8,936              12,861
                                                                    --------            --------

Ending cash and cash equivalents                                    $  9,560            $ 12,836
                                                                    ========            ========

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

In the opinion of the management of Central Federal Corporation (the "Company"), the accompanying consolidated financial statements for the three months ended March 31, 2004 and 2003 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2003. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's 2003 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

Earnings Per Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock-based incentive plan shares are considered outstanding as they are earned over the vesting period. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and additional potential common shares issuable under stock options.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The factors used in the earnings per share computation follow.

(Dollars in thousands except per share data)

The factors used in the earnings per share computation follow.

                                                                                     Three Months Ended March 31,
                                                                                        2004            2003
                                                                                        ----            ----
Basic

      Net loss                                                                       $      (268)   $    (1,123)
                                                                                     ===========    ===========
      Weighted average common shares outstanding                                       1,990,246      1,514,784
                                                                                     ===========    ===========
      Basic loss per common share                                                    $     (0.13)   $     (0.74)
                                                                                     ===========    ===========
Diluted

      Net loss                                                                       $      (268)   $    (1,123)
                                                                                     ===========    ===========

      Weighted average common shares outstanding for basic loss per share              1,990,246      1,514,784

      Add: Dilutive effects of assumed exercises of stock options and stock based
      incentive plan shares                                                               47,834         11,487
                                                                                     -----------    -----------
      Average shares and dilutive potential common shares                              2,038,080      1,526,271
                                                                                     ===========    ===========

      Diluted loss per common share                                                  $     (0.13)   $     (0.74)
                                                                                     ===========    ===========


      Stock options for 17,232 shares of common stock were not considered in computing diluted earnings per common share for the three months ended March 31, 2004 because they were antidilutive. All stock options for shares of common stock were considered in computing diluted earnings per common share for the three months ended March 31, 2003.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Dollars in thousands except per share data)

                                                    Three Months Ended March 31,
                                                     2004                2003
                                                     ----                ----
Net loss as reported                                $  (268)           $ (1,123)
Deduct: Stock-based compensation expense
    determined under fair value based method             56                  37
                                                    -------            --------
Pro forma net loss                                  $  (324)           $ (1,160)
                                                    =======            ========
Basic loss per share as reported                    $ (0.13)           $  (0.74)
Pro forma basic loss per share                        (0.16)              (0.77)

Diluted loss per share as reported                  $ (0.13)           $  (0.74)
Pro forma diluted loss per share                      (0.16)              (0.76)

The pro forma effects are computed using option pricing models, using the following weighted- average assumptions as of grant date.

                                                                 Three
                                                                Months
                                                                 Ended
                                                               March 31,
                                                                 2004
                                                              -----------
Risk-free interest rate                                        2.89%
Expected option life                                            6.0 years
Expected stock price volatility                                  43%
Dividend yield                                                 2.87%

Reclassifications:

Some items in the prior year period financial statements were reclassified to conform to the current presentation.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following analysis discusses changes in financial condition and results of operations of the Company and its wholly owned subsidiary, CFBank ("Bank"), during the periods included in the Consolidated Financial Statements which are part of this filing.

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, or in future filings with the Securities and Exchange Commission, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas where the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas where the Company conducts business, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

GENERAL

The Company's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on its loans and securities and its cost of funds, consisting of interest paid on its deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, operating expenses and franchise and income taxes. The Company's revenues are derived primarily from interest on mortgage loans, consumer loans, commercial loans and securities, as well as income from service charges and loan sales. The Company's operating expenses principally consist of interest expense, employee compensation and benefits, occupancy and other general and administrative expenses. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact the Company.

MANAGEMENT STRATEGY

The Company implemented significant changes in 2003 to utilize its strong capital position to take advantage of opportunities for expansion into business financial services and position itself for growth in the Fairlawn and Columbus, Ohio markets. During the first quarter of 2004, the Company continued to execute the plan for growth.

Commercial and commercial real estate loan balances increased 73% during the first quarter of 2004 and totaled $15.9 million at March 31, 2004 as the Company continued its focus on commercial lending. The Fairlawn office moved from its temporary location and opened for business in a newly constructed office building on April 6, 2004. The Company is a one-third owner of a limited liability company that owns and manages the Fairlawn building. On April 20, 2004, Central Federal Bank, a wholly owned subsidiary of the Company, changed its name to CFBank. The new name keeps the Bank tied to its Central Federal heritage and also serves to underscore the importance of the Company's dedication to being Client Focused and to considering the Community First when making decision that effect the communities in which the Bank conducts business.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company continued to sell current originations of long-term fixed-rate mortgages during the first quarter of 2004 rather than subject the Company to the interest rate risk associated with rising interest rates when such loans are held in portfolio. Growth in the commercial loan portfolio was primarily financed with Federal Home Loan Bank advances at fixed rates and maturities from February 2005 through March 2008, protecting the Company from increased funding costs associated with rising interest rates.

Profitability in the first quarter of 2004 was impacted and near-term profitability is expected to continue to be impacted by the occupancy costs of the offices in Fairlawn and Columbus and salaries and employee benefits expense associated with additions to the management team in 2003. Profitability will be further impacted by the sale of current long-term fixed-rate mortgage production which may cause mortgage loan portfolio balances, and income from the portfolio to decline. Although the decision to sell current mortgage originations may result in lower earnings from the portfolio in the near term, it protects future profitability as management believes it is not prudent to retain these long-term fixed-rate loans and expose the Company to the interest rate risk and reduced future earnings associated with a rise in interest rates. Profitability may also be negatively impacted by a rise in mortgage interest rates, which may cause consumer refinancing to slow, reducing the Bank's volume of loan originations, sales and resultant gains. Longer term, however, growth in commercial loans and deposits at the Fairlawn and Columbus offices are expected to result in improved financial performance.

The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. The Company is not aware of any current recommendations by its regulators which would have a material effect if implemented.

FINANCIAL CONDITION

General. Assets totaled $114.2 million at March 31, 2004, an increase of $7.2 million or 6.7% from $107.0 million at December 31, 2003 primarily due to growth in the commercial and commercial real estate loan portfolio.

Cash and cash equivalents. Cash and cash equivalents totaled $9.6 million at March 31, 2004, an increase of $624,000 or 7.0% from $8.9 million at December 31, 2003 primarily due to cash flows from securities maturities and repayments retained in liquid accounts to be readily available to fund commercial loans.

Securities. Securities available for sale totaled $25.3 million at March 31, 2004, a decrease $1.8 million or 6.6% from $27.1 million at December 31, 2003 primarily due to securities maturities and repayments.

Loans. Loans, net totaled $65.5 million at March 31, 2004, an increase of $7.5 million or 12.8% from $58.0 million at December 31, 2003 primarily due to growth in commercial and commercial real estate loan balances, which increased $6.7 million or 72.8% during the quarter and totaled $15.9 million at March 31, 2004 compared to $9.2 million at December 31, 2003. Mortgage loan balances increased $950,000 or 2.6% during the quarter and totaled $37.6 million at March 31, 2004 compared to $36.7 million at December 31, 2003.

Deposits. Deposits totaled $74.9 million at March 31, 2004, an increase of $1.5 million or 2.1% from $73.4 million at December 31, 2003. The increase was due to $1.1 million growth in savings accounts and $1.2 million growth in checking accounts, primarily commercial checking accounts, partially offset by a $577,000 decline in certificate accounts and a $211,000 decline in money market accounts.

Federal Home Loan Bank advances. Federal Home Loan Bank advances totaled $13.6 million at March 31, 2004, an increase of $6.1 million from $7.5 million at December 31, 2003 primarily due to the use of advances to fund commercial loan growth, as discussed above.

Shareholders' equity. Total shareholders' equity declined $247,000 or 1.2% and totaled $19.6 million at March 31, 2004, compared to $19.9 million at December 31, 2003 primarily due to the net loss for the current quarter. The

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Company's capital ratio declined to 17.2% at March 31, 2004 from 18.6% at December 31, 2003 primarily as a result of growth as the Company implements its strategic plan to leverage the Company's strong capital position.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at March 31, 2004 and December 31, 2003.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

General. The Company incurred a net loss for the quarter ended March 31, 2004 of $268,000 or $.13 per diluted share, compared to a net loss of $1.1 million or $.74 per diluted share for the quarter ended March 31, 2003. The net loss for the quarter ended March 31, 2003 included $1.8 million in salary and employee benefits expenses related to restructuring of employee benefit plans and payments on agreements with former executives. The loss for the quarter ended March 31, 2004 was primarily due to increased occupancy expense associated with the Fairlawn and Columbus offices and additional salary and employee benefits expense primarily associated with staffing at these offices and additions to the management team in 2003.

Net interest income. Net interest income is a significant component of the Company's net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.

Net interest income declined $16,000 or 1.8% during the quarter ended March 31, 2004 to $871,000, compared to $887,000 for the quarter ended March 31, 2003 primarily due to a decline in the yield on interest earning assets partially offset by a decline in cost of interest bearing liabilities. Interest income declined $217,000 or 14.6% to $1.3 million during the first quarter of 2004, compared to $1.5 million during the first quarter of 2003. The decline was primarily due to a decrease in mortgage loan portfolio balances and investment in securities with short-term maturities, and resultant lower yields, in order to reduce interest rate risk and provide liquidity for growth in commercial loans. Growth in commercial loan balances, typically at shorter terms and lower rates than mortgage loans, partially offset the reduced income from the decline in the mortgage portfolio. Interest income on loans decreased $175,000 or 15.3% and totaled $970,000 for the quarter ended March 31, 2004 compared to $1.1 million for the prior year quarter. Average loan balances increased $1.9 million to $62.2 million during the first quarter of 2004 compared to $60.3 million during the first quarter of 2003 primarily due to commercial loan growth, however the average yield on loans declined 135 basis points (bp) to 6.24% during the first quarter of 2004 compared to 7.59% during the first quarter of 2003 reflecting the decline in the mortgage portfolio resulting from the sale of long-term fixed-rate mortgage originations during 2003 as customers refinanced in the low mortgage interest rate environment and lower yield of commercial loans compared to mortgage loans. Interest income on securities declined $45,000 or 15.7% and totaled $242,000 for the quarter ended March 31, 2004 compared to $287,000 for the prior year quarter. Average securities balances increased $3.1 million to $25.9 million during the first quarter of 2004 compared to $22.8 million during the first quarter of 2003, however the average yield on securities declined 111 bp to 3.94% during the first quarter of 2004 compared to 5.05% during the first quarter of 2003 reflecting the lower yield of shorter term securities.

Interest expense declined $201,000 or 33.4% during the quarter ended March 31, 2004 to $400,000 from $601,000 for the quarter ended March 31, 2003 due to a decline in both the average balance and cost of interest bearing liabilities. Interest expense on deposits declined $74,000 or 18.6% and totaled $324,000 for the quarter ended March 31, 2004 compared to $398,000 for the prior year quarter. The average balance of deposits declined $3.5

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

million and totaled $72.1 million during the quarter ended March 31, 2004 compared to $75.6 million during the prior year quarter primarily due to a decline in certificate of deposit accounts partially offset by growth in commercial deposits. The average cost of deposits declined 31bp to 1.80% during the quarter ended March 31, 2004 from 2.11% in the prior year quarter as a result of a decrease in rates paid as market interest rates declined, a decrease in more costly certificate of deposit accounts and growth in less expensive commercial deposits. Interest expense on FHLB advances and other debt, including subordinated debentures declined $127,000 or 62.6% and totaled $76,000 during the quarter ended March 31, 2004 compared to $203,000 during the prior year quarter primarily as a result of the prepayment of $11.2 million in fixed-rate FHLB advances in the fourth quarter of 2003 which had an average cost of 5.52% partially replaced by FHLB advances and subordinated debentures at lower interest rates. The average balance of FHLB advances and other borrowings, including subordinated debentures declined $174,000 and totaled $14.4 million during the quarter ended March 31, 2004 compared to $14.6 million during the prior year quarter. The average cost of FHLB advances and other borrowings, including subordinated debentures declined 345bp and totaled 2.08% during the quarter ended March 31, 2004 compared to 5.53% during the prior year quarter.

Net interest margin decreased 28bp to 3.60% for the quarter ended March 31, 2004 compared to 3.88% for the quarter ended March 31, 2003. However, the net interest margin for the first quarter of 2004 increased 97bp compared to 2.63% for the fourth quarter of 2003 primarily due to prepayment of the FHLB advances discussed above.

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

Based on management's review, the provision for loan losses totaled $36,000 for the quarter ended March 31, 2004. There was no provision for loan losses in the prior year quarter. The increase primarily reflected growth in the commercial loan portfolio. At March 31, 2004, the allowance for loan losses represented ..67% of total loans compared to .72% at December 31, 2003. Further, nonperforming loans, all of which are nonaccrual loans, totaled $616,000 at March 31, 2004 and $741,000 at December 31, 2003. At March 31, 2004 and December 31, 2003, nonaccrual loans represented .93% and 1.28%, respectively, of the net loan balance. Management believes the allowance for loan losses is adequate to absorb probable losses at March 31, 2004; however, future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.

Noninterest income. Noninterest income decreased $79,000 to $92,000 in the first quarter of 2004, compared to $171,000 in the first quarter of 2003, primarily due to decreased gains on the sale of loans. Gains on sale of loans totaled $17,000 during the quarter ended March 31, 2004; a decrease of $63,000 from $80,000 during the quarter ended March 31, 2003 due to decreased originations and sales as mortgage interest rates increased during the current year quarter. In response to the increase in mortgage interest rates and to improve loan sales gains, management has implemented a program of selling long-term fixed-rate loans servicing released, rather than retaining the servicing as was the Company's past practice. Management anticipates that market conditions, and increasing mortgage interest rates will likely reduce the Bank's volume of loan originations, sales and resultant gains.

Noninterest expense. Noninterest expense decreased $1.4 million and totaled $1.4 million in the first quarter of 2004, compared to $2.8 million in the first quarter of 2003. Noninterest expense for the quarter ended March 31,

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

2003 included $1.8 million in salary and employee benefits expenses related to restructuring of employee benefit plans and payments on agreements with former executives. Not including this charge, noninterest expenses for the quarter ended March 31, 2004 increased $425,000 primarily due to increased staffing and additions to the management team, reflected in salary and employee benefits expense and increased expenses associated with the Fairlawn and Columbus offices, including occupancy, data processing, supplies, depreciation and other expenses.

Income taxes. The income tax benefit associated with the net loss for the quarter ended March 31, 2004 totaled $160,000, a decrease of $429,000 compared to $589,000 for the quarter ended March 31, 2003 due to the smaller net loss in the current year quarter.

CRITICAL ACCOUNTING POLICIES

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. These policies are presented in Note 1 to the consolidated audited financial statements in Central Federal Corporation's 2003 Annual Report to Shareholders incorporated by reference into Central Federal Corporation's 2003 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. The Company has identified accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. A critical accounting policy relates to determining the adequacy of the allowance for loan losses. Additional information regarding this policy is included in the section captioned "Provision for Loan Losses". Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time.

LIQUIDITY AND CAPITAL RESOURCES

In general terms, liquidity is a measurement of the Company's ability to meet its cash needs. The Company's objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company's principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings and operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank's overall asset/liability structure, market conditions, the activities of competitors and the requirements of its own deposit and loan customers. Management believes that the Bank's liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of its asset/liability management program. In addition to its liquid assets, the Company has other sources of liquidity available including, but not limited to access to advances from the Federal Home Loan Bank and the ability to obtain deposits by offering above-market interest rates.

The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, management

                          CENTRAL FEDERAL CORPORATION
                                    Item 2.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

At March 31, 2004, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $14.7 million, or 13.0% of adjusted total assets, which exceeds the required level of $ 5.6 million, or 5.0%; Tier 1 risk-based capital level of $14.7 million, or 19.9% of risk-weighted assets, which exceeds the required level of $4.4 million, or 6.0%; and risk-based capital of $15.2 million, or 20.5% of risk-weighted assets, which exceeds the required level of $7.4 million, or 10.0%.

                           CENTRAL FEDERAL CORPORATION
                                     Item 3.
                             CONTROLS AND PROCEDURES

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

      The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

(b) Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the completion of the evaluation of those controls by the Chief Executive Officer and Principal Financial Officer.

                           CENTRAL FEDERAL CORPORATION
                          PART II. - Other Information

Item 1. Legal Proceedings
            None

Item 2. Changes in Securities

                     ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                                               Maximum
                                                                                                 Total        Number (or
                                                                                               Number of      Approximate
                                                                                               Shares (or    Dollar Value)
                                                                                                Units)       of Shares (or
                                                                                               Purchased      Units) that
                                                                                               as Part of     May Yet Be
                                                                             Average           Publicly       Purchased
                                                       Total Number of      Price Paid         Announced      Under the
                                                      Shares (or Units)      per Share         Plans or        Plans or
Period                                                    Purchased          (or Unit)         Programs        Programs
---------------------------                           -----------------     -----------        ----------    -------------
January 1 - 31, 2004                                          -                     -              -              -
February 1 - 29, 2004                                         -                     -              -              -
March 1 - 31, 2004                                       10,000(1)           $  13.05              -              -

---------------
(1) shares purchased in an open market transaction.

Item 3. Defaults Upon Senior Securities
            None

Item 4. Submission of Matters to a Vote of Security Holders
            None

Item 5. Other Information
            None

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibit
      Number        Exhibit
       3.1*         Certificate of Incorporation
       3.2*         Bylaws
       4.0*         Form of Common Stock Certificate
      31.1          Rule 13a-14(a) Certifications of the Chief Executive Officer
      31.2          Rule 13a-14(a) Certifications of the Chief Financial Officer
      32.1          Section 1350 Certifications of the Chief Executive Officer
      32.2          Section 1350 Certifications of the Chief Financial Officer

* Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments thereto, Registration No. 333-64089.

                          Part II. - Other Information

                           CENTRAL FEDERAL CORPORATION

(b)   Reports on Form 8-K. The information reported is as follows:

      On January 16, 2004, the registrant issued a press release announcing the date of its annual meeting of shareholders on April 20, 2004 and voting record date of February 27, 2004.

      On February 26, 2004, the registrant issued a press release announcing financial results for the year ended December 31, 2003.

      On March 19, 2004, the registrant issues a press release announcing a quarterly dividend of $.09 per share payable on April 16, 2004 to shareholders of record on April 5, 2004.

                           CENTRAL FEDERAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------
In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTRAL FEDERAL CORPORATION

Dated: May 14, 2004                   By: /s/ David C. Vernon
                                          --------------------------------------
                                          David C. Vernon
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Dated: May 14, 2004                   By: /s/ Therese Ann Liutkus
                                          --------------------------------------
                                          Therese Ann Liutkus, CPA
                                          Chief Financial Officer
                                          (Principal Financial Officer)