Form 10QSB
period 2004-06-30
CENTRAL FEDERAL CORP
filed 2004-08-13
CIK 1070680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

                      2923 Smith Road, Fairlawn, Ohio 44333
                     --------------------------------------
                    (Address of principal executive offices)


                                 (330) 666-7979
                                 --------------
                           (Issuer's telephone number)

                     601 Main Street, Wellsville, Ohio 43968
                     ---------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

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

           Class:                                Outstanding at July 30, 2004
Common stock, $0.01 par value                           2,062,138 shares

Transitional Small Business Disclosure Format (check one)   Yes[ ]   No[X]

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2004
                                      INDEX

                                                                                                     Page
                                                                                                     ----
PART I.  Financial Information

Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003 ...................        3

      Consolidated Statements of Operations for the three and six months ended
      June 30, 2004 and 2003...................................................................        4

      Consolidated Statement of Changes in Shareholders' Equity
      for the six months ended June 30, 2004...................................................        5

      Consolidated Statements of Comprehensive Income (Loss) for the three and six
      months ended June 30, 2004 and 2003 .....................................................        6

      Condensed Consolidated Statements of Cash Flows for the six months
      ended June 30, 2004 and 2003.............................................................        7

      Notes to Consolidated Financial Statements ..............................................        8

Item 2.  Management's Discussion and Analysis or Plan of
         Operation.............................................................................       13

Item 3.  Controls and Procedures...............................................................       21

PART II.  Other Information

Item 1.  Legal Proceedings.....................................................................       22
Item 2.  Changes in Securities and Small Business Issuer Purchases of Equity Securities .......       22
Item 3.  Defaults Upon Senior Securities.......................................................       22
Item 4.  Submission of Matters to a Vote of Security Holders...................................       23
Item 5.  Other Information.....................................................................       23
Item 6.  Exhibits and Reports on Form 8-K......................................................       24

Signatures ....................................................................................       25

                           CENTRAL FEDERAL CORPORATION
                          PART I. Financial Information
                          Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                                    June 30,       December 31,
                                                                      2004            2003
                                                                    -------        ------------
                                                                   (unaudited)
ASSETS
Cash and cash equivalents                                          $    14,955     $     8,936
Interest-bearing deposits in other financial institutions                  298           1,587
Securities available for sale                                           22,006          27,126
Loans held for sale                                                        683             106
Loans, net of allowance of $465 and $415                                78,033          58,024
Federal Home Loan Bank stock                                             3,699           3,626
Loan servicing rights                                                      237             221
Foreclosed assets, net                                                     616             193
Premises and equipment, net                                              2,730           1,932
Bank owned life insurance                                                3,330           3,256
Accrued interest receivable                                                469             487
Other assets                                                             1,897           1,517
                                                                   -----------     -----------
                                                                   $   128,953     $   107,011
                                                                   ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                          $     3,054     $     2,457
     Interest bearing                                                   74,901          70,901
                                                                   -----------     -----------
          Total deposits                                                77,955          73,358
Federal Home Loan Bank advances                                         25,600           7,500
Advances by borrowers for taxes and insurance                              195             207
Accrued interest payable and other liabilities                           1,387             935
Subordinated debentures                                                  5,155           5,155
                                                                   -----------     -----------
          Total liabilities                                            110,292          87,155

Shareholders' equity
     Preferred stock, 1,000,000 shares authorized;
        none issued                                                          -               -
     Common stock, $.01 par value; 6,000,000 shares
        authorized; 2004 - 2,294,520 shares issued,
        2003 - 2,280,020 shares issued                                      23              23
     Additional paid-in capital                                         12,096          11,845
     Retained earnings                                                  10,058          10,997
     Accumulated other comprehensive income (loss)                        (157)            201
     Unearned stock based incentive plan shares                           (487)           (357)
     Treasury stock, 255,648 shares at cost                             (2,872)         (2,853)
                                                                   -----------     -----------
          Total shareholders' equity                                    18,661          19,856
                                                                   -----------     -----------
                                                                   $   128,953     $   107,011
                                                                   ===========     ===========

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                  Three months ended          Six months ended
                                                                       June 30,                    June 30,
                                                               -----------------------     -----------------------
                                                                  2004         2003            2004         2003
Interest and dividend income
     Loans, including fees                                     $   1,071     $   1,041     $   2,041     $   2,186
     Taxable securities                                              210           243           439           530
     Tax exempt securities                                             7             -            20             -
     Federal Home Loan Bank stock dividends                           36            35            72            69
     Federal funds sold and other                                     48            36            71            58
                                                               ---------     ---------     ---------     ---------
                                                                   1,372         1,355         2,643         2,843
Interest expense
     Deposits                                                        309           361           633           759
     Federal Home Loan Bank advances and other debt                   80           155           104           358
     Subordinated debentures                                          52             -           104             -
                                                               ---------     ---------     ---------     ---------
                                                                     441           516           841         1,117
                                                               ---------     ---------     ---------     ---------

Net interest income                                                  931           839         1,802         1,726

Provision for loan losses                                             34            83            70            83
                                                               ---------     ---------     ---------     ---------

Net interest income after provision for loan losses                  897           756         1,732         1,643

Noninterest income
     Service charges on deposit accounts                              31            47            62            85
     Net gains on sales of loans                                      27           135            44           215
     Loan servicing fees, net                                         49           (26)           55           (28)
     Net gains (losses) on sales of securities                       (19)            -           (19)            -
     Earnings on bank owned life insurance                            40            50            74            99
     Other                                                             6             5            10            11
                                                               ---------     ---------     ---------     ---------
                                                                     134           211           226           382

Noninterest expense
     Salaries and employee benefits                                  810             5         1,536         2,271
     Occupancy and equipment                                          84            50           138            80
     Data processing                                                  96            63           210           112
     Franchise taxes                                                  57            94           113           193
     Professional fees                                               127           221           192           392
     Director fees                                                    40            46            80            46
     Postage, printing and supplies                                   59            65            95            97
     Advertising and promotion                                        31            21            49            23
     Telephone                                                        23             7            44            11
     Loan expenses                                                    12            25            30            51
     Foreclosed assets, net                                          (15)            1            (9)            2
     Depreciation                                                     85            30           154            67
     Other                                                            74            47           206           100
                                                               ---------     ---------     ---------     ---------
                                                                   1,483           675         2,838         3,445
                                                               ---------     ---------     ---------     ---------

Income (loss) before income taxes                                   (452)          292          (880)       (1,420)

Income tax expense (benefit)                                        (168)          240          (328)         (349)
                                                               ---------     ---------     ---------     ---------

Net income (loss)                                              $    (284)    $      52     $    (552)    $  (1,071)
                                                               =========     =========     =========     =========

Earnings (loss) per share:
     Basic                                                    ($    0.14)    $    0.03    ($    0.28)   ($    0.64)
     Diluted                                                  ($    0.14)    $    0.03    ($    0.28)   ($    0.64)

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                             Accumulated
                                                     Additional                 Other      Unearned Stock                Total
                                             Common   Paid-In    Retained   Comprehensive  Based Incentive  Treasury  Shareholders'
                                             Stock    Capital    Earnings       Income       Plan Shares     Stock       Equity
                                             ------  ----------  --------   -------------  ---------------  --------  -------------
Balance at January 1, 2004                   $   23  $   11,845  $ 10,997    $      201     $       (357)   $(2,853)   $    19,856

Comprehensive income:
Net loss                                                             (552)                                                    (552)
Other comprehensive income                                                         (358)                                      (358)
                                                                                                                       -----------
     Total comprehensive loss                                                                                                 (910)

Issuance of stock based incentive plan
 shares (23,027 shares)                                     237                                     (237)                        -
Release of 11,928 stock based incentive
 plan shares                                                                                         107                       107
Stock options exercised (10,000 shares)                               (20)                                      112             92
Tax benefits from stock options exercised                    14                                                                 14
Purchase of 10,000 shares of treasury stock                                                                    (131)          (131)
Cash dividends declared ($.18 per share)                             (367)                                                    (367)
                                             ------  ----------  --------    ----------     ------------    -------    -----------
Balance at June 30, 2004                     $   23  $   12,096  $ 10,058    $     (157)    $       (487)   $(2,872)   $    18,661
                                             ======  ==========  ========    ==========     ============    =======    ===========


          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three months ended June 30,   Six months ended June 30,
                                                                2004               2003         2004           2003
                                                                ----               ----         ----           ----
Net income (loss)                                             $   (284)         $     52    $   (552)        $ (1,071)

Change in net unrealized loss on securities
          available for sale                                      (875)              (62)       (561)             (56)

Less:  Reclassification adjustment for
          losses later recognized in net income                    (19)                -         (19)               -
                                                              --------          --------    --------         --------

Net unrealized losses                                             (856)              (62)       (542)             (56)

Unrealized gain on securities transferred from held to
maturity to available for sale                                       -               458           -              458

Tax effect                                                         291              (135)        184             (137)
                                                              --------          --------    --------         --------

Other comprehensive income (loss)                                 (565)              261        (358)             265
                                                              --------          --------    --------         --------

Comprehensive income (loss)                                   $   (849)         $    313    $   (910)        $   (806)
                                                              ========          ========    ========         ========

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                  Six months ended June 30,
                                                                                     2004          2003
                                                                                     ----          ----
Cash flows from operating activities                                              $     (613)    $      234

Cash flows from investing activities
    Net decrease in interest bearing deposits                                          1,289          5,618
    Available-for-sale securities:
         Sales                                                                         3,952              -
         Maturities, prepayments and calls                                             3,516         10,297
         Purchases                                                                    (2,987)       (26,082)
    Held-to-maturity securities:
         Maturities, prepayments and calls                                                 -          7,201
    Loan originations and payments, net                                              (20,483)         7,089
    Additions to premises and equipment                                                 (954)          (311)
    Cash received in repayment of ESOP loan                                                -            853
    Other                                                                                 20              -
                                                                                  ----------     ----------
         Net cash from investing activities                                          (15,647)         4,665

Cash flows from financing activities
    Net change in deposits                                                             4,597            388
    Proceeds from Federal Home Loan Bank
         advances and other debt                                                      20,050              -
    Repayments on Federal Home Loan Bank
         advances and other debt                                                      (1,950)        (5,090)
    Net change in advances by borrowers for
         taxes and insurance                                                             (12)           129
    Cash dividends paid                                                                 (367)          (293)
    Proceeds from private placement                                                        -          3,220
    Proceeds from exercise of stock options                                               92             12
    Repurchase of common stock                                                          (131)             -
                                                                                  ----------     ----------
         Net cash from financing activities                                           22,279         (1,634)

Net change in cash and cash equivalents                                                6,019          3,265

Beginning cash and cash equivalents                                                    8,936         12,861
                                                                                  ----------     ----------

Ending cash and cash equivalents                                                  $   14,955     $   16,126
                                                                                  ==========     ==========

Supplemental cash flow information:
    Interest paid                                                                 $      873     $    1,127
    Income taxes paid                                                                      -            106

Supplemental noncash disclosures:
    Transfer of securities from held to maturity to available for sale            $        -     $   10,533
    Transfers from loans to repossessed assets                                           614              8

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

In the opinion of the management of Central Federal Corporation (the "Company"), the accompanying consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three and six months ended June 30, 2004 and 2003 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2003. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's 2003 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

Earnings Per Share:

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Stock based incentive plan shares are considered outstanding as they are earned over the vesting period. Diluted earnings per common share include the dilutive effect of stock based incentive plan shares and additional potential common shares issuable under stock options.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The factors used in the earnings per share computation follow.

(Dollars in thousands except per share data)

                                                                 Three months ended June 30,        Six months ended June 30,
                                                                   2004             2003              2004            2003
                                                                   ----             ----              ----            ----
Basic
      Net income (loss)                                         $       (284)    $         52     $       (552)    $     (1,071)
                                                                ============     ============     ============     ============

      Weighted average common shares outstanding                   1,995,758        1,837,884        1,993,002        1,668,967
                                                                ============     ============     ============     ============

      Basic earnings (loss) per common share                    $      (0.14)    $       0.03     $      (0.28)    $      (0.64)
                                                                ============     ============     ============     ============

Diluted
      Net income (loss)                                         $       (284)    $         52     $       (552)    $     (1,071)
                                                                ============     ============     ============     ============

      Weighted  average common shares  outstanding for
      basic earnings (loss) per share                              1,995,758        1,837,884        1,993,002        1,668,967

      Add:  Dilutive  effects of assumed  exercises of
      stock  options  and stock based  incentive  plan
      shares                                                               -           45,219                -                -
                                                                ------------     ------------     ------------     ------------

      Average  shares and  dilutive  potential  common
      shares                                                       1,995,758        1,883,103        1,993,002        1,668,967
                                                                ============     ============     ============     ============

      Diluted earnings (loss) per common share                  $      (0.14)    $       0.03     $      (0.28)    $      (0.64)
                                                                ============     ============     ============     ============

The following potential average common shares were anti-dilutive and not considered in computing diluted earnings (loss) per share because the Company had a loss from continuing operations, the exercise price of the options was greater than the average stock price for the periods or the fair value of the stock based incentive plan shares at the date of grant was greater than the average stock price for the periods.

                                    Three months ended June 30,    Six months ended June 30,
                                         2004         2003            2004           2003
                                         ----         ----            ----           ----
Stock options                           288,585       5,667          251,841       214,938
Stock based incentive plan shares        41,073           -           34,561        26,143

In prior periods, the Company had included stock options and stock based incentive plan shares that increased the number of outstanding shares in computing diluted earnings (loss) per share. However, because the Company had a loss from continuing operations, these potential common shares were anti-dilutive and should not have been considered for the computation. As a result, the Company has revised prior period diluted loss per share amounts. The impact of this change was not material to the diluted loss per share amounts disclosed.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Dollars in thousands except per share data)

                                                      Three months ended June 30,    Six months ended June 30,
                                                         2004            2003          2004          2003
                                                         ----            ----          ----          ----
Net income (loss) as reported                         $    (284)       $      52     $    (552)    $  (1,071)
Deduct:  Stock-based compensation expense
    determined under fair value based method                 81               38           137            75
                                                      ---------        ---------     ---------     ---------
Pro forma net income (loss)                           $    (365)       $      14     $    (689)    $  (1,146)
                                                      =========        =========     =========     =========

Basic earnings (loss) per share as reported           $   (0.14)       $    0.03     $   (0.28)    $   (0.64)
Pro forma basic earnings (loss) per share                 (0.18)            0.01         (0.35)        (0.69)

Diluted earnings (loss) per share as reported         $   (0.14)       $    0.03     $   (0.28)    $   (0.64)
Pro forma diluted earnings (loss) per share               (0.18)            0.01         (0.35)        (0.69)

The pro forma effects are computed using option pricing models, using the following weighted- average assumptions as of grant date.

                                             Three months                Six months
                                            ended June 30,             ended June 30,
                                                 2004                       2004
                                            --------------             --------------
Risk-free interest rate                              3.38%                       3.26%
Expected option life                                 6.00  years                 6.00  years
Expected stock price volatility                        41%                         41%
Dividend yield                                       2.86%                       2.86%

Reclassifications:

Some items in the prior year period financial statements were reclassified to conform to the current presentation.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - LOANS

Loans were as follows

                                            June 30, 2004     December 31, 2003
                                            -------------     -----------------
Commercial                                  $       5,804      $       4,116
Real estate:
    Residential                                    39,565             36,060
    Commercial                                     19,292              5,040
    Construction                                      975                610
Consumer                                           12,887             12,598
                                            -------------      -------------
          Subtotal                                 78,523             58,424
Less:  Net deferred loan fees                         (25)                15
          Allowance for loan losses                  (465)              (415)
                                            -------------      -------------

Loans, net                                  $      78,033      $      58,024
                                            =============      =============

NOTE 3 - FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows.

                                                                          June 30, 2004      December 31, 2003
                                                                          -------------      -----------------
Maturity July 2004 at 1.50% fixed rate                                      $   15,600          $        -
Maturity January 2004 at 1.09% floating rate                                         -               7,500
Maturities March 2005 thru September 2008, at fixed
 rates from 1.50% to 3.32%, averaging 2.54%                                     10,000                   -
                                                                            ----------          ----------

     Total                                                                  $   25,600          $    7,500
                                                                            ==========          ==========

Fixed rate advances are payable at their maturity date, with a prepayment penalty. Floating rate advances can be prepaid at any time with no penalty. The advances were collateralized by $36,659 and $34,795 of first mortgage loans under a blanket lien arrangement and $878 and $1,296 of securities at June 30, 2004 and December 31, 2003.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - FEDERAL HOME LOAN BANK ADVANCES (CONTINUED)

Required payments on all debt over the next five years are:

2005            1,000
2006            4,000
2007            2,000
2008            2,000
2009            1,000

NOTE 4 - PENDING BUSINESS COMBINATION

On June 10, 2004, the Company entered into a definitive agreement to acquire RJO Financial Services, Inc., doing business as Reserve Mortgage Services, an Akron, Ohio based company licensed as a mortgage banker in Ohio, Florida and Georgia. The Company will purchase all of the outstanding common stock of RJO Financial Services, Inc. in exchange for 153,846 shares of Central Federal Corporation Common Stock. Based on the $14.06 average closing price of Central Federal Corporation Common Stock during the week before and after the announcement on June 10, 2004, the value of the acquisition was approximately $2.2 million. The acquisition is subject to regulatory approval and is expected to be completed during the third quarter of 2004.

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

FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, or in future filings with the SEC, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company's actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas where the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas where the Company conducts business, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

MANAGEMENT STRATEGY

The Company implemented significant changes in 2003 to utilize its strong capital position to take advantage of opportunities for expansion into business financial services and position itself for growth in the Fairlawn and Columbus, Ohio markets. During the first six months of 2004, the Company continued to execute the plan for growth.

Commercial and commercial real estate loan balances increased 173% during the first half of 2004 and totaled $25.1 million at June 30, 2004, as the Company continued its focus on commercial lending. The Fairlawn office moved from its temporary location and opened for business in a newly constructed office building in April 2004, and Central Federal Bank, a wholly owned subsidiary of the Company, began using its new name, CFBank. On June 10, 2004, the Company announced that it had entered into a definitive agreement to acquire RJO Financial Services, Inc., doing business as Reserve Mortgage Services (Reserve), an Akron, Ohio-based mortgage company. The acquisition of Reserve will enable the Company to significantly expand mortgage services. The acquisition is subject to regulatory approval and is expected to be completed during the third quarter of 2004. The Company expects the acquisition will be immediately accretive to earnings.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company continued to sell current originations of long-term fixed-rate mortgages during the first half of 2004, rather than subject the Company to the interest rate risk associated with rising interest rates when such loans are held in portfolio. Growth in the commercial loan portfolio was primarily financed with Federal Home Loan Bank advances at fixed rates and maturities from March 2005 through September 2008, protecting the Company from increased funding costs associated with rising interest rates.

Profitability in the first half of 2004 was impacted and near-term profitability is expected to continue to be impacted by the operating costs associated with offices in Fairlawn and Columbus, improvements in technology and staffing costs associated with the expansion. Profitability will be further impacted by the sale of current long-term fixed-rate mortgage production which may cause mortgage loan portfolio balances and income from the portfolio to decline. Although the decision to sell current mortgage originations may result in lower earnings from the portfolio in the near term, it protects future profitability as management believes it is not prudent to retain these long-term fixed-rate loans and expose the Company to the interest rate risk and reduced future earnings associated with a rise in interest rates. Profitability has also been negatively impacted by a rise in mortgage interest rates, which has caused consumer refinancing to slow, reducing the Bank's volume of loan originations, sales and resultant gains. Longer term, however, growth in commercial loans and deposits at the Fairlawn and Columbus offices and the Reserve acquisition are expected to result in improved financial performance.

The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. The Company is not aware of any current recommendations by its regulators which would have a material effect if implemented.

FINANCIAL CONDITION

General. Assets totaled $129.0 million at June 30, 2004, an increase of $22.0 million or 20.5% from $107.0 million at December 31, 2003 primarily due to growth in the commercial and commercial real estate loan portfolio.

Cash and cash equivalents. Cash and cash equivalents totaled $15.0 million at June 30, 2004, an increase of $6.1 million or 67.4% from $8.9 million at December 31, 2003 primarily due to cash flows from securities sales, maturities and repayments retained in liquid accounts to be readily available to fund commercial loans.

Securities. Securities available for sale totaled $22.0 million at June 30, 2004, a decrease $5.1 million or 18.9% from $27.1 million at December 31, 2003 primarily due to securities sales, maturities and repayments retained in liquid accounts to be readily available to fund commercial loans, as discussed above.

Loans. Loans totaled $78.0 million at June 30, 2004, an increase of $20.0 million or 34.5% from $58.0 million at December 31, 2003 primarily due to growth in commercial and commercial real estate loan balances, which increased $15.9 million during the six month period and totaled $25.1 million at June 30, 2004 compared to $9.2 million at December 31, 2003. Mortgage loan balances increased $3.7 million or 10.1% during the six month period and totaled $40.4 million at June 30, 2004 compared to $36.7 million at December 31, 2003 due to originations and purchases of adjustable rate mortgage loans.

Deposits. Deposits totaled $78.0 million at June 30, 2004, an increase of $4.6 million or 6.3% from $73.4 million at December 31, 2003. The increase was due to growth of $2.2 million in money market accounts, $1.7 million in checking accounts, primarily commercial checking accounts, $600,000 in savings accounts and $100,000 in certificates of deposit. The growth in deposits is a result of the Company's focus on commercial customer relationships.

Federal Home Loan Bank advances. Federal Home Loan Bank advances totaled $25.6 million at June 30, 2004, an increase of $18.1 million from $7.5 million at December 31, 2003 primarily due to the use of advances to fund commercial loan growth, as discussed above.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Shareholders' equity. Total shareholders' equity declined $1.2 million or 6.0% and totaled $18.7 million at June 30, 2004, compared to $19.9 million at December 31, 2003 primarily due to the net loss and dividends for the six month period. Capital was also reduced by a decline in the market value of securities related to the rise in market interest rates primarily during the second quarter of 2004. The Company's capital ratio declined to 14.5% at June 30, 2004 from 18.6% at December 31, 2003 primarily as a result of growth as the Company continued to implement its strategic plan to leverage the Company's strong capital position.

Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at June 30, 2004 and December 31, 2003.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

General. The Company incurred a net loss for the quarter ended June 30, 2004 of $284,000 or $.14 per diluted share, compared to net income of $52,000 or $.03 per diluted share for the quarter ended June 30, 2003. The loss for the quarter ended June 30, 2004 was primarily due to noninterest expenses associated with expanding into business financial services: operating costs associated with offices in the Fairlawn and Columbus, Ohio markets in addition to its traditional market in Columbiana County, Ohio, improvements in technology, and staffing costs associated with this expansion. Net income for the quarter ended June 30, 2003 included reversal of a $413,000 charge related to the Company's pension plan which had been recorded in the first quarter of 2003. During the second quarter of 2003, the Board of Directors determined it was in the best interest of the Company to stop further participation in the pension plan rather than withdraw from it, and the $413,000 charge was reversed, reducing expenses in that quarter.

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

Net interest income increased $92,000 or 11.0% during the quarter ended June 30, 2004 to $931,000, compared to $839,000 for the prior year quarter due to a $75,000 decline in interest expense primarily reflecting a decline in the cost of interest-bearing liabilities slightly offset by a $17,000 increase in interest income primarily resulting from growth in interest-earning assets pursuant to the Company's expansion into business financial services in the Fairlawn and Columbus, Ohio markets.

The average cost of interest-bearing liabilities declined 27.5%, or 66 basis points (bp) and totaled 1.74% for the second quarter of 2004 compared to 2.40% for the second quarter of 2003. The decline in cost was primarily due to prepayment of long-term high fixed-rate Federal Home Loan Bank (FHLB) advances in the fourth quarter of 2003 which were replaced with subordinated debentures in December 2003 and fixed-rate advances at lower current market interest rates during the first half of 2004 as funds were needed for loan growth. Interest expense on deposits declined $52,000 or 14.4% and totaled $309,000 for the quarter ended June 30, 2004 compared to $361,000 for the prior year quarter. The average cost of deposits declined 27 bp to 1.66% during the quarter ended June 30, 2004 from 1.93% in the prior year quarter as a result of a decrease in rates paid as market interest rates declined, a decrease in more costly certificate of deposit accounts and growth in less expensive commercial deposits. The

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

average balance of deposits declined $291,000 and totaled $74.6 million during the quarter ended June 30, 2004 compared to $74.9 million during the prior year quarter primarily due to a decline in certificate of deposit accounts partially offset by growth in commercial deposits. Interest expense on FHLB advances and other debt, including subordinated debentures declined $23,000 or 14.8% and totaled $132,000 during the quarter ended June 30, 2004 compared to $155,000 during the prior year quarter primarily as a result of the prepayment of $11.2 million in fixed-rate FHLB advances in the fourth quarter of 2003 which had an average cost of 5.52% replaced by FHLB advances and subordinated debentures at lower interest rates, as discussed above. The average cost of FHLB advances and other borrowings, including subordinated debentures declined 355 bp and totaled 1.96% during the quarter ended June 30, 2004 compared to 5.51% during the prior year quarter. The average balance of FHLB advances and other borrowings, including subordinated debentures increased $15.6 million and totaled $26.9 million during the quarter ended June 30, 2004 compared to $11.3 million during the prior year quarter as FHLB advances were used to fund loan growth in the current year period.

Average interest earning assets increased $16.9 million or 17.7% and totaled $112.2 million during the second quarter of 2004 compared to $95.3 million during the second quarter of 2003 primarily due to growth pursuant to the Company's strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. Interest income increased $17,000 and totaled $1.4 million during the second quarter of 2004 primarily due to growth in commercial loan balances offset by a decline in interest income from securities as sales, maturities and repayments from the securities portfolio were reinvested in short term funds in anticipation of loan funding requirements. Interest income on loans increased $30,000 or 2.9% and totaled $1.07 million for the quarter ended June 30, 2004 compared to $1.04 million for the prior year quarter. Average loan balances increased $15.3 million, or 27.2% to $71.6 million during the second quarter of 2004 compared to $56.3 million during the second quarter of 2003 primarily due to commercial loan growth, however the average yield on loans declined 141 bp to 5.98% during the second quarter of 2004 compared to 7.39% during the second quarter of 2003 reflecting the decline in the mortgage portfolio yields resulting from the sale of long-term fixed-rate mortgage originations during 2003 as customers refinanced in the low mortgage interest rate environment and lower yield of commercial loans compared to mortgage loans. Interest income on securities declined $26,000 or 10.7% and totaled $217,000 for the quarter ended June 30, 2004 compared to $243,000 for the prior year quarter. Average securities balances decreased $5.3 million to $22.2 million during the second quarter of 2004 compared to $27.5 million during the second quarter of 2003, as cash flows from sales, maturities and repayments of securities were used to fund loan growth.

Net interest margin decreased 20 bp to 3.33% for the quarter ended June 30, 2004 compared to 3.53% for the quarter ended June 30, 2003.

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

Based on management's review, the provision for loan losses totaled $34,000 for the quarter ended June 30, 2004 compared to $83,000 in the prior year quarter. The provision for loan losses reflects growth in the commercial loan portfolio in both the current and prior year quarters and, additionally, the current year quarter's provision reflects a decline in nonperforming loans. At June 30, 2004, the allowance for loan losses represented .59% of total loans compared to .72% at December 31, 2003. Further, nonperforming loans, all of which are nonaccrual loans, totaled $135,000 at June 30, 2004 and $741,000 at December 31, 2003. At June 30, 2004 and December 31, 2003, nonaccrual loans represented .17% and 1.28%, respectively, of the net loan balance. The decline in nonperforming

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

loans was principally due to the Company's acquisition of properties through the foreclosure process. Foreclosed assets increased $423,000 from $193,000 at December 31, 2003 to $616,000 at June 30, 2004. Assets acquired through foreclosure are initially recorded at fair value and, if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. There was no such valuation allowance at June 30, 2004 or December 31, 2003. Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at June 30, 2004; however, future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.

Noninterest income. Noninterest income decreased $77,000 to $134,000 in the second quarter of 2004, compared to $211,000 in the second quarter of 2003, primarily due to decreased gains on the sale of loans. Gains on sale of loans declined $108,000 and totaled $27,000 during the quarter ended June 30, 2004 compared to $135,000 during the quarter ended June 30, 2003 due to decreased mortgage originations and sales as mortgage interest rates increased and customer refinancing slowed during the current year quarter. In response to the increase in mortgage interest rates and to improve loan sales gains, management has implemented a program of selling long-term fixed-rate loans servicing released, rather than retaining the servicing as was the Company's past practice. Management anticipates that current market conditions of increasing mortgage interest rates may continue to reduce customer refinancing activity and the Bank's volume of loan originations, sales and resultant gains. However, the Bank's reduced volume will likely be offset by increased mortgage loan origination and sales activity with the acquisition of Reserve.

Noninterest expense. Noninterest expense increased $808,000 and totaled $1.5 million in the second quarter of 2004, compared to $675,000 in the second quarter of 2003. Noninterest expense for the quarter ended June 30, 2003 included reversal of a $413,000 charge related to the Company's pension plan which had been recorded in the first quarter of 2003. During the second quarter of 2003, the Board of Directors determined it was in the best interest of the Company to stop further employee participation the pension plan rather than withdraw from it, and the $413,000 charge was reversed, reducing expenses in that quarter. Not including this charge, noninterest expenses for the quarter ended June 30, 2004 increased $395,000 primarily due to increased staffing, reflected in salary and employee benefits expense, and increased operating expenses associated with improved technology and expansion to new locations in Fairlawn and Columbus, including data processing, occupancy, depreciation and other expenses.

Income taxes. The income tax benefit associated with the loss for the quarter ended June 30, 2004 totaled $168,000, compared to income tax expense of $240,000 for the quarter ended June 30, 2003 due to the loss in the current year quarter and income in the prior year quarter.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

General. The Company incurred a net loss for the six months ended June 30, 2004 of $552,000 or $.27 per diluted share, compared to a net loss of $1.1 million or $.63 per diluted share for the six months ended June 30, 2003. The loss for the six months ended June 30, 2004 was primarily due to noninterest expenses associated with expanding into business financial services: operating costs associated with offices in the Fairlawn and Columbus, Ohio markets in addition to its traditional market in Columbiana County, Ohio, improvements in technology, and staffing costs associated with this expansion. The net loss for the six months ended June 30, 2003 included $1.4 million in salary and employee benefits expenses related to restructuring of employee benefit plans and payments on agreements with former executives.

Net interest income. Net interest income increased $76,000 or 4.4% during the six months ended June 30, 2004 and totaled $1.8 million, compared to $1.7 million for the prior year period due to a $276,000 decline in interest expense primarily reflecting a decline in the cost of interest-bearing liabilities partially offset by a $200,000 decline in interest income primarily due to lower yields on interest-bearing assets associated with management's strategy to

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

shorten security maturities and allow long-term mortgages to decline as 30 year fixed rate mortgages were refinanced and either sold or replaced by shorter term, lower fixed rate or adjustable rate mortgages.

The average cost of interest-bearing liabilities declined 30.0%, or 77 bp and totaled 1.79% for the first six months of 2004 compared to 2.56% for the prior year period. The decline in cost was primarily due to prepayment of long-term high fixed-rate Federal Home Loan Bank (FHLB) advances in the fourth quarter of 2003 which were replaced with subordinated debentures in December 2003 and fixed-rate advances at lower current market interest rates during the first half of 2004, as funds were needed for loan growth. Interest expense on deposits declined $126,000 or 16.6% and totaled $633,000 for the six months ended June 30, 2004 compared to $759,000 for the prior year period. The average cost of deposits declined 31 bp to 1.73% during the six months ended June 30, 2004 from 2.04% in the prior year period as a result of a decrease in rates paid as market interest rates declined, a decrease in more costly certificate of deposit accounts and growth in less expensive commercial deposits. The average balance of deposits declined $1.0 million and totaled $73.3 million during the six months ended June 30, 2004 compared to $74.3 million during the prior year period primarily due to a decline in certificate of deposit accounts partially offset by growth in commercial deposits. Interest expense on FHLB advances and other debt, including subordinated debentures declined $150,000 or 41.9% and totaled $208,000 during the six months ended June 30, 2004 compared to $358,000 during the prior year period primarily as a result of the prepayment of $11.2 million in fixed-rate FHLB advances in the fourth quarter of 2003 which had an average cost of 5.52% replaced by FHLB advances and subordinated debentures at lower interest rates, as discussed above. The average cost of FHLB advances and other borrowings, including subordinated debentures declined 353 bp and totaled 2.01% during the six months ended June 30, 2004 compared to 5.54% during the prior year period. The average balance of FHLB advances and other borrowings, including subordinated debentures increased $7.7 million and totaled $20.6 million during the six months ended June 30, 2004 compared to $12.9 million during the prior year period as FHLB advances were used to fund loan growth in the current year period.

The average yield on interest earnings assets declined 105 bp or 17.2% and totaled 5.05% for the first six months of 2004 compared to 6.10% during the prior year period. The decline in yield was primarily the result of management's strategy to shorten security maturities and allow mortgage loan portfolio balances to decline to improve liquidity and the Company's interest rate risk position. Average interest earning assets increased $11.8 million or 12.6% and totaled $105.2 million during the six months ended June 30, 2004 compared to $93.4 million during the prior year period primarily due to growth pursuant to the Company's strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. Interest income declined $200,000 and totaled $2.6 million during the first six months of 2004 primarily due to declines in the yield of the loan and securities portfolios partially offset by growth in commercial loan balances. Interest income on loans declined $145,000 or 6.6% and totaled $2.0 million for the six months ended June 30, 2004 compared to $2.2 million for the prior year period. The average yield on loans declined 139 bp to 6.10% during the first six months of 2004 compared to 7.49% during the prior year period reflecting the decline in the mortgage portfolio yields resulting from the sale of long-term fixed-rate mortgage originations during 2003, as customers refinanced in the low mortgage interest rate environment and lower yield of commercial loans compared to mortgage loans. Average loan balances increased $8.6 million, or 14.8% to $66.9 million during the first six months of 2004 compared to $58.3 million during the prior year period primarily due to commercial loan growth. Interest income on securities declined $71,000 or 13.4% and totaled $459,000 for the six months ended June 30, 2004 compared to $530,000 for the prior year period. The average yield on securities declined 31 bp, or 7.3% to 3.94% for the six months ended June 30, 2004 compared to 4.25% for the prior year period reflecting shorter maturities.

Net interest margin decreased 25 bp to 3.45% for the six months ended June 30, 2004 compared to 3.70% for the quarter ended June 30, 2003.

Provision for loan losses. Based on management's review of the factors and market conditions discussed previously, the provision for loan losses totaled $70,000 for the six months ended June 30, 2004 compared to $83,000 in the

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

prior year period. The provision for loan losses reflects growth in the commercial loan portfolio in both the current and prior year periods and the decline in nonperforming assets in the current year period, as discussed previously.

Noninterest income. Noninterest income decreased $156,000 to $226,000 in the first six months of 2004, compared to $382,000 in the prior year period primarily due to decreased gains on the sale of loans. Gains on sale of loans declined $171,000 and totaled $44,000 during the six months ended June 30, 2004 compared to $215,000 during the six months ended June 30, 2003 due to decreased mortgage originations and sales as mortgage interest rates increased and customer refinancing slowed during the current year period. See above for the expected impact of the acquisition of Reserve.

Noninterest expense. Noninterest expense decreased $607,000 and totaled $2.8 million for the six months ended June 30, 2004, compared to $3.4 million for the six months ended June 30, 2003. Noninterest expense for the six months ended June 30, 2003 included $1.4 million in salary and employee benefits expenses related to restructuring of employee benefit plans and payments on agreements with former executives. Not including this charge, noninterest expenses for the six months ended June 30, 2004 increased $820,000 compared to the prior year period primarily due to increased staffing, reflected in salary and employee benefits expense, and increased operating expenses associated with improved technology and expansion to new locations in Fairlawn and Columbus, including data processing, occupancy, depreciation and other expenses.

Income taxes. The income tax benefit associated with the loss for the six months ended June 30, 2004 totaled $328,000, compared to $349,000 for the six months ended June 30, 2003.

CRITICAL ACCOUNTING POLICIES

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. These policies are presented in Note 1 to the audited consolidated financial statements in Central Federal Corporation's 2003 Annual Report to Shareholders incorporated by reference into Central Federal Corporation's 2003 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. The Company has identified accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. A critical accounting policy relates to determining the adequacy of the allowance for loan losses. Additional information regarding this policy is included in the section captioned "Provision for Loan Losses". Management believes that the judgments, estimates and assumptions used in the preparation of our consolidated financial statements are appropriate given the factual circumstances at the time.

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

At June 30, 2004, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $14.6 million, or 11.3% of adjusted total assets, which exceeds the required level of $6.4 million, or 5.0%; Tier 1 risk-based capital level of $14.6 million, or 16.3% of risk-weighted assets, which exceeds the required level of $5.4 million, or 6.0%; and risk-based capital of $15.0 million, or 16.8% of risk-weighted assets, which exceeds the required level of $9.0 million, or 10.0%.

                           CENTRAL FEDERAL CORPORATION
                                     Item 3.
                             CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

The Company's management, with the participation of the Company's Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Principal Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective to record, process, summarize and report, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Control Over Financial Reporting. The Company made no change in its internal control over financial reporting during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

                           CENTRAL FEDERAL CORPORATION
                          PART II. - Other Information

Item 1. Legal Proceedings

           None

Item 2. Changes in Securities and Small Business Issuer Purchases of Securities

              SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

                                                                                         Maximum
                                                                      Total            Number (or
                                                                    Number of         Approximate
                                                                    Shares (or       Dollar Value)
                                                                      Units)         of Shares (or
                                                                    Purchased         Units) that
                                                                    as Part of        May Yet Be
                                                    Average          Publicly          Purchased
                           Total Number of         Price Paid       Announced          Under the
                          Shares (or Units)        per Share         Plans or          Plans or
       Period                 Purchased            (or Unit)         Programs          Programs
       ------             -----------------        ----------       ----------      --------------
January 1 - 31, 2004              -                      -               -                -
February 1 - 29, 2004             -                      -               -                -
March 1 - 31, 2004           10,000(1)             $ 13.05               -                -
April 1 - 30, 2004                -                      -               -                -
May 1 - 31, 2004                  -                      -               -                -
June 1 - 30, 2004                 -                      -               -                -

---------------------------
(1) shares purchased in an transaction.

Item 3.  Defaults Upon Senior Securities
           None

                           CENTRAL FEDERAL CORPORATION
                          PART II. - Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

Central Federal Corporation held its Annual Meeting on April 20, 2004. Results of shareholder voting were as follows:

        a.      Election of Directors:

                   William R.
                    Downing       Mark S. Allio    Thomas P. Ash    David C. Vernon      Jerry F.  Whitmer
                   ---------      -------------    -------------    ---------------      -----------------
Term of office      One year        Two years       Three years       Three years           Three years
For                1,602,105        1,565,452         1,605,280         1,560,952             1,565,952
Withheld              42,887           79,540            39,712            84,040                79,040

      The following directors' terms of office as a director continued after the meeting:

                   Jeffrey W. Aldrich
                   Gerry W. Grace

      b.    Approval of the Amended and Restated 2003 Equity Compensation Plan:
                   For               927,893
                   Against           147,074
                   Abstain            17,450
                   Broker non-votes  552,575

      b. Ratification of the appointment of Crowe Chizek and Company LLC as independent auditors of the Company for the year ending December 31, 2004:
                   For       1,629,651
                   Against       2,841
                   Abstain      12,500

Item 5.  Other Information
           None

                           CENTRAL FEDERAL CORPORATION

                          Part II. - Other Information

Item 6.  Exhibits and Reports on Form 8-K

(a)             Exhibit
                Number                                   Exhibit
                -------                                  -------
                  2.0*      Stock Purchase Agreement by and among Central Federal Corporation and CFBank and RJO Financial Services, Inc. and Richard J. O'Donnell
                            dated June 10, 2004

                  3.1**     Certificate of Incorporation

                  3.2**     Bylaws

                  4.0**     Form of Common Stock Certificate

                 31.1       Rule 13a-14(a) Certifications of the Chief Executive Officer

                 31.2       Rule 13a-14(a) Certifications of the Chief Financial Officer

                 32.1       Section 1350 Certifications of the Chief Executive Officer

                 32.2       Section 1350 Certifications of the Chief Financial Officer

* Incorporated by reference into this document from the Exhibits filed with the Current Report on Form 8K/A filed on August 12, 2004.

** Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments thereto, Registration No. 333-64089.

(b)   Reports on Form 8-K. The information reported is as follows:

      On April 16, 2004, the registrant filed a Form 8-K to report financial results for the fiscal quarter ended March 31, 2004.

      On June 16, 2004, the registrant filed a Form 8-K to report that it had entered into a definitive agreement to acquire RJO Financial Services, Inc.

      On June 18, 2004, the registrant issued a press release to report the declaration of a quarterly dividend of $.09 per share payable on July 19, 2004 to shareholders of record on July 6, 2004.

      On July 16, 2004, the registrant filed a Form 8-K to report financial results for the fiscal quarter ended June 30, 2004.

                           CENTRAL FEDERAL CORPORATION
                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CENTRAL FEDERAL CORPORATION

Dated:  August 13, 2004               By: /s/ David C. Vernon
                                          --------------------------------------
                                          David C. Vernon
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

Dated:  August 13, 2004               By: /s/ Therese Ann Liutkus
                                          --------------------------------------
                                          Therese Ann Liutkus, CPA
                                          Chief Financial Officer
                                          (Principal Financial Officer)