Form 10QSB
period 2004-09-30
CENTRAL FEDERAL CORP
filed 2004-11-12
CIK 1070680

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark one)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
       For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934
       For the transition period from __________ to______________

                         Commission File Number 0-25045

                          CENTRAL FEDERAL CORPORATION
                          ---------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                           34-1877137
            --------                                          ------------
 (State or other jurisdiction of                             (IRS Employer
  incorporation or organization)                           Identification No.)

                     2923 Smith Road, Fairlawn, Ohio 44333
                     --------------------------------------
                    (Address of principal executive offices)

                                 (330) 666-7979
                                ----------------
                          (Issuer's telephone number)

                    601 Main Street, Wellsville, Ohio 43968
                   -----------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

           Class:                           Outstanding at October 29, 2004
Common stock, $0.01 par value                        2,189,215 shares

Transitional Small Business Disclosure
Format (check one)                          Yes[ ]             No[X]

                          CENTRAL FEDERAL CORPORATION
                                  FORM 10-QSB
                        QUARTER ENDED SEPTEMBER 30, 2004
                                     INDEX

                                                                                                          Page
                                                                                                          ----
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

      Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003 .....................      3

      Consolidated Statements of Operations for the three and nine months ended
      September 30, 2004 and 2003.....................................................................      4

      Consolidated Statement of Changes in Shareholders' Equity
      for the nine months ended September 30, 2004....................................................      5

      Consolidated Statements of Comprehensive Income (Loss) for the three and nine
      months ended September 30, 2004 and 2003 .......................................................      6

      Condensed Consolidated Statements of Cash Flows for the nine months
      ended September 30, 2004 and 2003...............................................................      7

      Notes to Consolidated Financial Statements .....................................................      8

Item 2. Management's Discussion and Analysis..........................................................     16

Item 3. Controls and Procedures.......................................................................     25

PART II. Other Information

Item 6. Exhibits......................................................................................     26

Signatures............................................................................................     27

                          CENTRAL FEDERAL CORPORATION
                         PART I. Financial Information
                          Item 1. Financial Statements
                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                              September 30,     December 31,
                                                                  2004              2003
                                                                  ----              ----
                                                               (unaudited)
ASSETS
Cash and cash equivalents                                      $   25,121        $   8,936
Interest-bearing deposits in other financial institutions             298            1,587
Securities available for sale                                      13,234           27,126
Loans held for sale                                                   104              106
Loans, net of allowance of $747 and $415                           96,800           58,024
Federal Home Loan Bank stock                                        3,738            3,626
Loan servicing rights                                                 212              221
Foreclosed assets, net                                                673              193
Premises and equipment, net                                         2,686            1,932
Bank owned life insurance                                           3,366            3,256
Accrued interest receivable                                           433              487
Other assets                                                        1,794            1,517
                                                               ----------        ---------
                                                               $  148,459        $ 107,011
                                                               ==========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                       $   3,731        $   2,457
     Interest bearing                                              86,624           70,901
                                                               ----------        ---------
          Total deposits                                           90,355           73,358
Federal Home Loan Bank advances                                    33,670            7,500
Advances by borrowers for taxes and insurance                         201              207
Accrued interest payable and other liabilities                        683              935
Subordinated debentures                                             5,155            5,155
                                                               ----------        ---------
          Total liabilities                                       130,064           87,155
Shareholders' equity
     Preferred stock, 1,000,000 shares authorized;
        none issued                                                     -                -
     Common stock, $.01 par value; 6,000,000 shares
        authorized; 2004 - 2,294,520 shares issued,
        2003 - 2,280,020 shares issued                                 23               23
     Additional paid-in capital                                    12,119           11,845
     Retained earnings                                              9,161           10,997
     Accumulated other comprehensive income                           128              201
     Unearned stock based incentive plan shares                      (425)            (357)
     Treasury stock, at cost (2004 - 232,382 shares,
        2003 - 255,648 shares)                                     (2,611)          (2,853)
                                                               ----------        ---------
          Total shareholders' equity                               18,395           19,856
                                                               ----------        ---------
                                                               $  148,459        $ 107,011
                                                               ==========        =========

          See accompanying notes to consolidated financial statements.

                          CENTRAL FEDERAL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                                               Three months ended              Nine months ended
                                                                  September 30,                   September 30,
                                                             -----------------------         ----------------------
                                                              2004            2003            2004           2003
Interest and dividend income
     Loans, including fees                                   $ 1,287         $ 1,101         $ 3,328        $ 3,287
     Taxable securities                                          181             252             620            782
     Tax exempt securities                                         -               -              20              -
     Federal Home Loan Bank stock dividends                       40              36             112            105
     Overnight funds and other                                   109              36             180             94
                                                             -------         -------         -------        -------
                                                               1,617           1,425           4,260          4,268
Interest expense
     Deposits                                                    360             456             993          1,215
     Federal Home Loan Bank advances and other debt              146             156             250            514
     Subordinated debentures                                      58               -             162              -
                                                             -------         -------         -------        -------
                                                                 564             612           1,405          1,729
                                                             -------         -------         -------        -------
Net interest income                                            1,053             813           2,855          2,539
Provision for loan losses                                        296               -             366             83
                                                             -------         -------         -------        -------
Net interest income after provision for loan losses              757             813           2,489          2,456
Noninterest income
     Service charges on deposit accounts                          36              41              98            126
     Net gains on sales of loans                                  19             139              63            354
     Loan servicing fees, net                                    (6)             (2)              49           (30)
     Net gains (losses) on sales of securities                  (36)               1            (55)              1
     Earnings on bank owned life insurance                        36              49             110            148
     Other                                                         7               6              17             17
                                                             -------         -------         -------        -------
                                                                  56             234             282            616
Noninterest expense
     Salaries and employee benefits                              977             615           2,513          2,886
     Occupancy and equipment                                      84              77             222            157
     Data processing                                             105              64             315            176
     Franchise taxes                                              55              62             168            255
     Professional fees                                            90             101             282            493
     Director fees                                                47              34             127             80
     Postage, printing and supplies                               89              50             184            147
     Advertising and promotion                                    22               5              71             28
     Telephone                                                    20              21              64             32
     Loan expenses                                                 8              28              38             79
     Foreclosed assets, net                                       12             (3)               3            (1)
     Depreciation                                                 98              34             252            101
     Other                                                       226              41             432            141
                                                             -------         -------         -------        -------
                                                               1,833           1,129           4,671          4,574
                                                             -------         -------         -------        -------
Loss before income taxes                                      (1,020)            (82)         (1,900)        (1,502)
Income tax benefit                                              (355)            (48)           (683)          (397)
                                                             -------         -------         -------        -------
Net loss                                                     $  (665)        $   (34)        $(1,217)       $(1,105)
                                                             =======         =======         =======        =======
Loss per share:
     Basic                                                    ($0.33)         ($0.02)         ($0.61)        ($0.62)
     Diluted                                                  ($0.33)         ($0.02)         ($0.61)        ($0.62)

          See accompanying notes to consolidated financial statements.

                          CENTRAL FEDERAL CORPORATION
           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands except per share data)
                                  (Unaudited)

                                                                            Accumulated
                                                     Additional                Other      Unearned Stock                 Total
                                             Common   Paid-In    Retained  Comprehensive  Based Incentive   Treasury  Shareholders'
                                             Stock    Capital    Earnings      Income       Plan Shares       Stock      Equity
                                             ------  ----------  --------  -------------  ---------------   --------  -------------

Balance at January 1, 2004                   $   23   $ 11,845   $ 10,997  $         201  $          (357)  $ (2,853) $      19,856

Comprehensive income:
Net loss                                                           (1,217)                                                   (1,217)
Other comprehensive loss                                                             (73)                                       (73)
                                                                                                                      -------------
     Total comprehensive loss                                                                                                (1,290)

Issuance of stock based incentive plan
  shares (23,027 shares)                                   237                                       (237)                        -
Release of 15,596 stock based incentive
  plan shares                                                                                         169                       169
Stock options exercised (33,266 shares)                               (67)                                       373            306
Tax benefits from stock options exercised                   37                                                                   37
Purchase of 10,000 shares of treasury stock                                                                     (131)          (131)
Cash dividends declared ($.27 per share)                             (552)                                                     (552)
                                             ------   --------   --------  -------------  ---------------   --------  -------------

Balance at September 30, 2004                $   23   $ 12,119   $  9,161  $         128  $          (425)  $ (2,611) $      18,395
                                             ======   ========   ========  =============  ===============   ========  =============

          See accompanying notes to consolidated financial statements.

                          CENTRAL FEDERAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)
                                  (Unaudited)

                                                          Three months ended September 30,      Nine months ended September 30,
                                                             2004                  2003            2004                 2003
                                                             ----                  ----            ----                 ----
Net loss                                                  $    (665)             $     (34)     $   (1,217)          $   (1,105)

Change in net unrealized gain (loss) on securities
       available for sale                                       396                   (123)           (165)                (179)

Less:  Reclassification adjustment for
       gains and (losses) later recognized in net income        (36)                     1             (55)                   1
                                                          ---------              ---------      ----------           ----------

Net unrealized gains and (losses)                               432                   (124)           (110)                (180)

Unrealized gain on securities transferred from held to
maturity to available for sale                                    -                       -               -                 458

Tax effect                                                     (147)                     42              37                 (95)
                                                          ---------              ---------      ----------           ----------
Other comprehensive income (loss)                               285                    (82)            (73)                 183
                                                          ---------              ---------      ----------           ----------
Comprehensive loss                                        $    (380)             $    (116)     $   (1,290)          $     (922)
                                                          =========              =========      ==========           ==========

          See accompanying notes to consolidated financial statements.

                          CENTRAL FEDERAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                         Nine months ended September 30,
                                                                           2004                   2003
                                                                           ----                   ----
Cash flows from operating activities                                     $   (929)              $   (388)

Cash flows from investing activities
    Net decrease in interest bearing deposits                               1,289                  5,618
    Available-for-sale securities:
         Sales                                                             15,191                  1,067
         Maturities, prepayments and calls                                  4,503                 24,216
         Purchases                                                         (6,076)               (31,369)
    Held-to-maturity securities:
         Maturities, prepayments and calls                                      -                  7,201
    Loan originations and payments, net                                   (34,262)                 7,376
    Loans purchased                                                        (5,390)                     -
    Additions to premises and equipment                                    (1,007)                  (596)
    Cash received in repayment of ESOP loan                                     -                    853
    Proceeds from sale of foreclosed assets                                    74                      -
    Other                                                                       5                      -
                                                                         --------               --------
         Net cash from investing activities                               (25,673)                14,366
Cash flows from financing activities

    Net change in deposits                                                 16,997                 (2,409)
    Proceeds from Federal Home Loan Bank
         advances and other debt                                           28,120                      -
    Repayments on Federal Home Loan Bank
         advances and other debt                                           (1,950)                (5,118)
    Net change in advances by borrowers for
         taxes and insurance                                                   (6)                  (269)
    Cash dividends paid                                                      (549)                  (477)
    Proceeds from private placement                                             -                  3,119
    Proceeds from exercise of stock options                                   306                    226
    Repurchase of common stock                                               (131)                     -
                                                                         --------               --------
         Net cash from financing activities                                42,787                 (4,928)

Net change in cash and cash equivalents                                    16,185                  9,050

Beginning cash and cash equivalents                                         8,936                 12,861
                                                                         --------               --------

Ending cash and cash equivalents                                         $ 25,121               $ 21,911
                                                                         ========               ========
Supplemental cash flow information:
    Interest paid                                                        $  1,407               $  1,674
    Income taxes paid                                                           -                    106

Supplemental noncash disclosures:
    Transfer of securities from held to maturity to available for sale    $     -               $ 10,533
    Transfers from loans to repossessed assets                                728                    184

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

In the opinion of the management of Central Federal Corporation (the "Company"), the accompanying consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three and nine months ended September 30, 2004 and 2003 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2003. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's 2003 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

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

                          CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The factors used in the earnings per share computation follow.

(Dollars in thousands except per share data)

                                                      Three months ended September 30,    Nine months ended September 30,
                                                         2004                 2003           2004                2003
                                                         ----                 ----           ----                ----
Basic
     Net loss                                         $     (665)         $       (34)    $   (1,217)        $    (1,105)
                                                      ==========          ===========     ==========         ===========
     Weighted average common shares outstanding        2,017,645            1,977,276      2,001,276           1,771,234
                                                      ==========          ===========     ==========         ===========
     Basic loss per common share                      $    (0.33)         $     (0.02)    $    (0.61)        $     (0.62)
                                                      ==========          ===========     ==========         ===========
Diluted
     Net loss                                         $     (665)         $       (34)    $   (1,217)        $    (1,105)
                                                      ==========          ===========     ==========         ===========
     Weighted average common shares outstanding for
     basic loss per share                              2,017,645            1,977,276      2,001,276           1,771,234

     Add:  Dilutive effects of assumed exercises of
     stock options and stock based incentive plan
     shares                                                    -                    -              -                   -
                                                      ----------          -----------     ----------         -----------
     Average shares and dilutive potential common
     shares                                            2,017,645            1,977,276      2,001,276           1,771,234
                                                      ==========          ===========     ==========         ===========
     Diluted loss per common share                    $    (0.33)         $     (0.02)    $    (0.61)        $     (0.62)
                                                      ==========          ===========     ==========         ===========

The following potential average common shares were anti-dilutive and not considered in computing diluted loss per share because the Company had a loss from continuing operations, the exercise price of the options was greater than the average stock price for the periods or the fair value of the stock based incentive plan shares at the date of grant was greater than the average stock price for the periods.

                                         Three months ended September 30,        Nine months ended September 30,
                                            2004                2003                2004                2003
                                            ----                ----                ----                ----
Stock options                             259,504             245,232             254,395             225,036
Stock based incentive plan shares          34,524              33,683              34,549              28,656

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

(Dollars in thousands except per share data)

                                                  Three months ended September 30,        Nine months ended September 30,
                                                     2004                 2003               2004                 2003
                                                     ----                 ----               ----                 ----

Net loss as reported                              $    (665)            $    (34)         $   (1,217)          $  (1,105)
Deduct: Stock-based compensation expense
    determined under fair value based method             37                   45                 171                 116
                                                  ---------             --------          ----------           ---------
Pro forma net loss                                $    (702)            $    (79)         $   (1,388)          $  (1,221)
                                                  =========             ========          ==========           =========

Basic loss per share as reported                  $   (0.33)            $  (0.02)         $    (0.61)          $   (0.62)
Pro forma basic loss per share                        (0.35)               (0.04)              (0.69)              (0.69)

Diluted loss per share as reported                $   (0.33)            $  (0.02)         $    (0.61)          $   (0.62)
Pro forma diluted loss per share                      (0.35)               (0.04)              (0.69)              (0.69)

The pro forma effects are computed using option pricing models, using the following weighted- average assumptions as of grant date.

                                           Three and nine
                                            months ended
                                            September 30,
                                                2004
                                           --------------
Risk-free interest rate                              3.26%
Expected option life                                 6.00 years
Expected stock price volatility                        41%
Dividend yield                                       2.86%

Reclassifications:

Some items in the prior year period financial statements were reclassified to conform to the current presentation.

                          CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                             Gross          Gross
                                              Fair         Unrealized     Unrealized
                                              Value          Gains          Losses
                                           ---------       ----------     ----------
September 30, 2004
      Federal agency                       $   4,019       $        5     $        -
      Mortgage-backed                          9,215              241            (51)
                                           ---------       ----------     ----------

         Total                             $  13,234       $      246     $      (51)
                                           =========       ==========     ==========

December 31, 2003
      Federal agency                       $  12,759       $        8     $       (4)
      State and municipal                      1,375                5              -
      Mortgage-backed                         12,992              400           (105)
                                           ---------       ----------     ----------

         Total                             $  27,126       $      413     $     (109)
                                           =========       ==========     ==========

Sales of available for sale securities were as follows:

                        Three months ended September 30,   Nine months ended September 30,
                             2004               2003           2004                2003
                             ----               ----           ----                ----
Proceeds                  $  11,239          $   1,067      $  15,191           $   1,067
Gross gains                       -                  1             42                   1
Gross losses                    (36)                 -            (97)                  -

The fair value of debt securities at September 30, 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                           Available for Sale Fair Value
                                           -----------------------------
Due in one year or less                                $    -
Due from one to five years                              4,019
Due from five to ten years                                  -
Due after ten years                                         -
Mortgage-backed                                         9,215
                                                    ---------
  Total                                             $  13,234
                                                    =========

                          CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SECURITIES (CONTINUED)

At September 30, 2004 and December 31, 2003, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at September 30, 2004 not recognized in income are as follows:

                             Less than 12 Months      12 Months or More               Total
                             -------------------      -----------------               -----
                                        Unrealized              Unrealized                Unrealized
Description of Securities   Fair Value     Loss     Fair Value     Loss      Fair Value      Loss
-------------------------   ----------  ----------  ----------  ----------   ----------   ----------
Federal agency              $        -  $        -  $        -  $        -   $        -   $        -
Mortgage-backed                    909           5       2,614          46        3,523           51
                            ----------  ----------  ----------  ----------   ----------   ----------
Total temporarily impaired  $      909  $        5  $    2,614  $       46   $    3,523   $       51
                            ==========  ==========  ==========  ==========   ==========   ==========

Unrealized losses on the above securities have not been recognized in income because the issuers of the bonds are all federal agencies and the decline in fair value is temporary and largely due to changes in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and/or market rates decline.

NOTE 3 - LOANS

Loans were as follows:

                                        September 30, 2004      December 31, 2003
                                        ------------------      -----------------
Commercial                                  $     6,106            $     4,116
Real estate:
    Residential                                  42,759                 36,060
    Commercial                                   34,104                  5,040
    Construction                                  1,127                    610
Consumer                                         13,542                 12,598
                                            -----------            -----------
          Subtotal                               97,638                 58,424
Less:  Net deferred loan fees (costs)                91                   (15)
          Allowance for loan losses                 747                    415
                                            -----------            -----------
Loans, net                                  $    96,800            $    58,024
                                            ===========            ===========

                          CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows.

                                                         September 30, 2004   December 31, 2003
                                                         ------------------   -----------------
Maturity October 2004 at 1.88% fixed rate                    $    21,400        $          -
Maturity January 2004 at 1.09% floating rate                           -               7,500
Maturities March 2005 thru September 2008, at fixed
rates from 1.50% to 3.41%, averaging 2.70%                        12,270                   -
                                                             -----------         -----------
     Total                                                   $    33,670        $      7,500
                                                             ===========         ===========

Fixed rate advances are payable at their maturity date, with a prepayment penalty. Floating rate advances can be prepaid at any time with no penalty. The advances were collateralized by $40,401 of first and second mortgage loans under a blanket lien arrangement, $11,065 of multifamily mortgages, $9,608 of nonresidential mortgages, $2,609 of home equity lines of credit and $799 of securities at September 30, 2004. The advances were collateralized by $34,795 of first mortgage loans under a blanket lien arrangement and $1,296 of securities at December 31, 2003.

Required payments on all debt over the next five years are:

September 30, 2005                   $  23,400
September 30, 2006                       4,000
September 30, 2007                       4,270
September 30, 2008                       2,000

NOTE 5 - BUSINESS COMBINATION

On October 22, 2004, the Company acquired 100% of the outstanding common stock of RJO Financial Services, Inc., doing business as Reserve Mortgage Services (Reserve), an Akron, Ohio based company licensed as a mortgage banker in Ohio, Florida and Georgia. Reserve's name changed to Reserve Mortgage Services, Inc. and it became an operating subsidiary of the Company's wholly owned subsidiary, CFBank (the "Bank") on the date of the acquisition. The acquisition of Reserve is expected to significantly expand the Company's mortgage services and increase the Company's mortgage loan production. The acquisition was accounted for as a purchase and the results of operations of Reserve will be included in the consolidated financial statements beginning with the date of acquisition.

The aggregate purchase price was $2.2 million, including $340,000 in cash and 127,077 shares of Central Federal Corporation Common Stock valued at approximately $1.8 million based on the $14.06 average closing price of Central Federal Corporation Common Stock during the week before and after the terms of the acquisition were agreed to and announced on June 10, 2004.

                          CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

                                        At October 22, 2004
                                        -------------------
Cash                                       $       189
Loan sales proceeds receivable                   1,299
Loans receivable                                    54
Premises and equipment                              88
Other assets                                         3
Intangible assets                                  320
Goodwill                                         1,716
                                           -----------
  Total assets acquired                          3,669

Loans payable                                    1,232
Other liabilities                                  259
                                           -----------
  Total liabilities assumed                      1,491
                                           -----------
  Net assets acquired                      $     2,178
                                           ===========

The acquired intangible assets have a weighted average useful life of approximately 3 years and include a noncompete agreement for $25,000 with a useful life of one year and prior owner intangible of $295,000 with a useful life of 3 years. Goodwill of $1.7 million is not expected to be deductible for tax purposes.

NOTE 6 - REVERSE STOCK SPLIT

On October 22, 2004, the Company announced that the Board had unanimously approved a 1-to-1000 reverse stock split of the Company's common stock as part of a "going private" transaction. At a special meeting of shareholders to be held in the coming weeks, shareholders will be asked to approve the reverse stock split by authorizing an amendment to the Company's Certificate of Incorporation. The record date will be announced at a later time. If the amendment receives shareholder approval, the Board intends to effect the reverse split immediately thereafter.

As a result of the reverse split, the Company expects to have fewer than 300 record holders of its common stock, permitting the Company to terminate the registration of its common stock with the SEC under the Securities Exchange Act of 1934 (the "Exchange Act"). The Company intends to apply for such termination as soon as practicable after effecting the split, and thereafter its common stock no longer will be quoted on Nasdaq.

The Board carefully considered this course of action and concluded that it was in the best interest of the Company and its shareholders. A public company generally enjoys investment liquidity for shareholders, easier access to capital, the option to use company stock as capital in an acquisition and an enhanced corporate image. While these benefits often justify the additional accounting, legal and other costs of being a public company, their availability depends upon active trading of the company's stock and a market price that provides some certainty in valuing the company. However, the Company's stock does not actively trade, and thus few, if any, of the benefits of being a public company are available to the Company. Recent legislation, most notably the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") and regulations adopted by the SEC and Nasdaq in furtherance of the purposes of Sarbanes-

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Oxley, have greatly increased the compliance costs of being a public company, both with respect to substantially higher legal and accounting costs and the significantly greater amount of time the Company's executives must devote to regulatory matters. As a private company, the Company will not have to implement the requirements of Sarbanes-Oxley, file reports with the SEC or comply with the corporate governance rules and onerous disclosure requirements of the SEC and Nasdaq. Thus, the Company's legal, accounting and other costs will be much lower, and management can focus on long-term goals and values rather than on each quarter's financial results and the attendant market reaction. The savings realized by the Company will be invested in the business. The Board believes that shareholder value will be increased as management is allowed to focus its attention and resources on implementing the Company's business plan and long-term strategy.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

The following analysis discusses changes in financial condition and results of operations of the Company and the Bank during the periods included in the Consolidated Financial Statements which are part of this filing.

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

MANAGEMENT STRATEGY

The Company implemented significant changes in 2003 to utilize its strong capital position to take advantage of opportunities for expansion into business financial services and position itself for growth in the Fairlawn and Columbus, Ohio markets. During the first nine months of 2004, the Company continued to execute the plan for growth.

Commercial and commercial real estate loan balances increased 339% during the first nine months of 2004 and totaled $40.2 million at September 30, 2004, as the Company continued its focus on commercial lending. The Fairlawn office moved from its temporary location and opened for business in a newly constructed office building in April 2004, the Bank began using its new name, CFBank. On October 22, 2004, the Company completed its acquisition of Reserve. The acquisition of Reserve will enable the Company to significantly expand mortgage services and is expected to be immediately accretive to earnings.

The Company continued to sell current originations of long-term fixed-rate mortgages during the first nine months of 2004, rather than subject the Company to the interest rate risk associated with rising interest rates when such loans are held in portfolio. Growth in the commercial loan portfolio was primarily funded through growth in deposits and the Company's existing liquidity. The Company also borrowed $12.3 million from the Federal Home Loan Bank

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

using fixed rate advances with maturities from March 2005 through September 2008 in order to protect the Company from increased funding costs associated with rising interest rates.

Profitability in the first nine months of 2004 and near-term profitability is expected to continue to be impacted by the operating costs associated with offices in Fairlawn and Columbus, improvements in technology, staffing costs associated with the expansion and provision for loan losses as a result of commercial loan growth. Additionally, profitability during the quarter ended September 30, 2004 was negatively impacted by approximately $320,000 in expenses related to employee severance, post-retirement life insurance benefits associated with bank owned life insurance, one time charges recognized in connection with the servicing of loans and one time internal operating account write-offs.

The Company's profitability has also been negatively impacted by a rise in mortgage interest rates, which has caused consumer refinancing to slow, reducing the Bank's volume of loan originations, sales and resultant gains. The acquisition of Reserve is expected to significantly expand the Company's mortgage services and increase the Company's mortgage loan production. Although the Company currently expects that most of the long-term fixed-rate mortgage loan originations will be sold, a portion of the loans may be retained for portfolio within the Company's interest rate risk and profitability guidelines.

The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. The Company is not aware of any current recommendations by its regulators which would have a material effect if implemented.

FINANCIAL CONDITION

General. Assets totaled $148.5 million at September 30, 2004, an increase of $41.5 million or 38.7% from $107.0 million at December 31, 2003 primarily due to growth in the commercial and commercial real estate loan portfolio.

Cash and cash equivalents. Cash and cash equivalents totaled $25.1 million at September 30, 2004, an increase of $16.2 million or 181.1% from $8.9 million at December 31, 2003 primarily due to cash flows from securities sales, maturities and repayments and proceeds from borrowings retained in liquid accounts to be readily available to fund commercial loans.

Securities. Securities available for sale totaled $13.2 million at September 30, 2004, a decrease $13.9 million or 51.2% from $27.1 million at December 31, 2003 primarily due to securities sales, maturities and repayments retained in liquid accounts to be readily available to fund commercial loans, as discussed above.

Loans. Loans totaled $96.8 million at September 30, 2004, an increase of $38.8 million or 66.8% from $58.0 million at December 31, 2003 primarily due to growth in commercial and commercial real estate loan balances, which increased $31.0 million during the nine month period and totaled $40.2 million at September 30, 2004 compared to $9.2 million at December 31, 2003. Mortgage loan balances increased $7.2 million or 19.7% during the nine month period and totaled $43.9 million at September 30, 2004 compared to $36.7 million at December 31, 2003 due to originations and purchases of adjustable rate mortgage loans.

Deposits. Deposits totaled $90.4 million at September 30, 2004, an increase of $17.0 million or 23.2% from $73.4 million at December 31, 2003. The increase was due to growth of $10.7 million in money market accounts, $5.0 million in certificate of deposit accounts and $1.9 million in checking accounts, primarily commercial checking accounts offset by a $540,000 decline in savings accounts. The growth in deposits is primarily the result of the Company's focus on commercial customer relationships.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Federal Home Loan Bank advances. Federal Home Loan Bank ("FHLB") advances totaled $33.7 million at September 30, 2004, an increase of $26.2 million from $7.5 million at December 31, 2003 primarily due to the use of advances to fund commercial loan growth and increase liquidity in anticipation of future loan growth.

Shareholders' equity. Total shareholders' equity declined $1.5 million or 7.4% and totaled $18.4 million at September 30, 2004, compared to $19.9 million at December 31, 2003 primarily due to the net loss and dividends for the nine month period. Capital was also reduced by a decline in the market value of securities due to a smaller securities portfolio and a rise in market interest rates. The Company's capital ratio declined to 12.4% at September 30, 2004 from 18.6% at December 31, 2003 primarily as a result of growth as the Company continued to implement its strategic plan to leverage the Company's strong capital position.

Office of Thrift Supervision ("OTS") regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2004 and December 31, 2003.

On October 22, 2004, the Company announced that the Board had unanimously approved a 1-to-1000 reverse stock split of the Company's common stock as part of a "going private" transaction. At a special meeting of shareholders to be held in the coming weeks, shareholders will be asked to approve the reverse stock split by authorizing an amendment to the Company's Certificate of Incorporation. The record date will be announced at a later time. If the amendment receives shareholder approval, the Board intends to effect the reverse split immediately thereafter.

As a result of the reverse split, the Company expects to have fewer than 300 record holders of its common stock, permitting the Company to terminate the registration of its common stock with the SEC under the Exchange Act. The Company intends to apply for such termination as soon as practicable after effecting the split, and thereafter its common stock no longer will be quoted on Nasdaq.

The Board carefully considered this course of action and concluded that it was in the best interest of the Company and its shareholders. A public company generally enjoys investment liquidity for shareholders, easier access to capital, the option to use company stock as capital in an acquisition and an enhanced corporate image. While these benefits often justify the additional accounting, legal and other costs of being a public company, their availability depends upon active trading of the company's stock and a market price that provides some certainty in valuing the company. However, the Company's stock does not actively trade, and thus few, if any, of the benefits of being a public company are available to the Company. Recent legislation, most notably Sarbanes-Oxley and regulations adopted by the SEC and Nasdaq in furtherance of the purposes of Sarbanes-Oxley, have greatly increased the compliance costs of being a public company, both with respect to substantially higher legal and accounting costs and the significantly greater amount of time the Company's executives must devote to regulatory matters. As a private company, the Company will not have to implement the requirements of Sarbanes-Oxley, file reports with the SEC or comply with the corporate governance rules and onerous disclosure requirements of the SEC and Nasdaq. Thus, its legal, accounting and other costs will be much lower, and management can focus on long-term goals and values rather than on each quarter's financial results and the attendant market reaction. The savings realized by the Company will be invested in the business. The Board believes that shareholder value will be increased as management is allowed to focus its attention and resources on implementing the Company's business plan and long-term strategy.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General. The Company incurred a net loss for the quarter ended September 30, 2004 of $665,000 or $.33 per diluted share, compared to a net loss of $34,000 or $.02 per diluted share for the quarter ended September 30, 2003. In addition to expenses incurred as the Company continued its efforts to expand into the Fairlawn and Columbus markets, including operating costs associated with those offices, improvements in technology, and staffing costs associated with this expansion, the loss for the quarter ended September 30, 2004 was due to a $296,000 provision for loan losses necessary to support the significant growth in the commercial loan portfolio and $320,000 in expenses related to employee severance, post-retirement life insurance benefits associated with bank owned life insurance, one time charges recognized in connection with the servicing of loans and one time internal operating account write-offs.

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

Net interest income increased $240,000 or 29.5% during the quarter ended September 30, 2004 to $1.1 million, compared to $813,000 for the prior year quarter due to a $192,000 increase in interest income primarily resulting from growth in average interest-earning assets pursuant to the Company's expansion into business financial services in the Fairlawn and Columbus, Ohio markets partially offset by a decline in the overall yield on interest earning assets. A $48,000 decline in interest expense also contributed to the increase in net interest income and resulted primarily from a decline in the cost of interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities.

Average interest earning assets increased $34.9 million or 37.3% and totaled $128.7 million during the third quarter of 2004 compared to $93.8 million during the third quarter of 2003 primarily due to loan growth pursuant to the Company's strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets decline 107 basis points (bp) and totaled 5.03% during the third quarter of 2004 compared to 6.10% during the third quarter of 2003. Interest income increased $192,000 and totaled $1.6 million during the third quarter of 2004 primarily due to growth in loan and short term cash balances offset by a decline in interest income from securities as sales, maturities and repayments from the securities portfolio were reinvested in short term funds in anticipation of loan funding requirements. Interest income on loans increased $186,000 or 16.9% and totaled $1.3 million for the quarter ended September 30, 2004 compared to $1.1 million for the prior year quarter. Average loan balances increased $34.0 million, or 61.5% to $89.4 million during the third quarter of 2004 compared to $55.3 million during the third quarter of 2003 primarily due to commercial loan growth. The average yield on loans declined 220 bp to 5.76% during the third quarter of 2004 compared to 7.96% during the third quarter of 2003 reflecting the decline in the mortgage portfolio yields resulting from the sale of long-term fixed-rate mortgage originations during 2003 as customers refinanced in the low mortgage interest rate environment, from lower recognition of deferred loan fee income as mortgage prepayments slowed and from the lower yield of commercial loans compared to long-term fixed-rate mortgage loans. Interest income on overnight funds and other interest earning assets increased $73,000 and totaled $109,000 for the quarter ended September 30, 2004 compared to $36,000 during the prior year quarter. The average balance of these funds increased $5.8 million to $18.4 million during the quarter ended September 30, 2004 from $12.6 million during the prior year quarter due to management's decision to increase liquidity in anticipation of loan funding requirements. The average yield on these funds increased 123 bp to 2.37% during the quarter ended September 30, 2004 from 1.14% during the prior year quarter due to an increase in short term market interest rates. Interest income on securities declined $71,000 or 28.2% and totaled $181,000 for the quarter ended September 30, 2004 compared to $252,000 for the prior year quarter. Average securities balances decreased $5.0 million to $17.2 million during the third quarter of 2004 compared to $22.2 million during the third quarter of 2003, as cash flows from sales, maturities and repayments of securities were reinvested in short term funds in anticipation of loan funding requirements. The average yield on the securities

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

portfolio declined 39bp to 4.22% for the quarter ended September 30, 2004 from 4.61% during the prior year quarter.

The average cost of interest-bearing liabilities declined 99 bp or 34.1% and totaled 1.91% for the third quarter of 2004 compared to 2.90% for the third quarter of 2003. The decline in cost was primarily due to prepayment of long-term high fixed-rate FHLB advances in the fourth quarter of 2003 which were replaced with subordinated debentures at lower rates in December 2003 and fixed-rate advances at lower interest rates in 2004. Interest expense on deposits declined $96,000 or 21.1% and totaled $360,000 for the quarter ended September 30, 2004 compared to $456,000 for the prior year quarter. The average cost of deposits declined 74 bp to 1.75% during the quarter ended September 30, 2004 from 2.49% in the prior year quarter primarily as a result of growth in less expensive commercial deposits. The average balance of deposits increased $8.8 million and totaled $82.1 million during the quarter ended September 30, 2004 compared to $73.3 million during the prior year quarter primarily due to an increase in commercial deposit accounts. Interest expense on FHLB advances and other debt, including subordinated debentures increased $48,000 and totaled $204,000 during the quarter ended September 30, 2004 compared to $156,000 during the prior year quarter primarily as a result a $24.6 million increase in the average balance of debt outstanding, which totaled $35.8 million during the quarter ended September 30, 2004 compared to $11.2 million during the prior year quarter. The increase in interest expense relative to the increase in the balance of debt outstanding was partially offset by a 328 bp decline in the cost of FHLB advances and other borrowings, including subordinated debentures, which totaled 2.28% during the quarter ended September 30, 2004 compared to 5.56% during the prior year quarter primarily due to the prepayment of $11.2 million in fixed-rate FHLB advances in the fourth quarter of 2003 which had an average cost of 5.52%, replaced by FHLB advances and subordinated debentures at lower interest rates, as discussed above.

Net interest margin declined 21 bp to 3.27% for the quarter ended September 30, 2004 compared to 3.48% for the prior year quarter.

Provision for loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk in its loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors.

Based on management's review, the provision for loan losses totaled $296,000 for the quarter ended September 30, 2004 compared to no provision in the prior year quarter. The increase in the provision for loan losses during the current year quarter was necessary to support the significant growth in the commercial loan portfolio. At September 30, 2004, the allowance for loan losses represented .77% of total loans compared to .71% at December 31, 2003. Further, nonperforming loans, all of which are nonaccrual residential mortgage loans, totaled $165,000 at September 30, 2004 and $741,000 at December 31, 2003. At September 30, 2004 and December 31, 2003, nonaccrual loans represented .17% and 1.28%, respectively, of the net loan balance. The decline in nonperforming loans was principally due to the Company's acquisition of properties through the foreclosure process. Foreclosed assets increased $480,000 from $193,000 at December 31, 2003 to $673,000 at September 30, 2004. Assets acquired through foreclosure are initially recorded at fair value and, if fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. There was no such valuation allowance at September 30, 2004 or December 31, 2003. Management believes the allowance for loan losses is adequate to absorb probable losses in the loan portfolio at September 30, 2004; however, future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest income. Noninterest income decreased $178,000 to $56,000 in the third quarter of 2004, compared to $234,000 in the third quarter of 2003, primarily due to decreased gains on the sale of loans and losses on sales of securities in the current year quarter. Gains on sale of loans declined $120,000 and totaled $19,000 during the quarter ended September 30, 2004 compared to $139,000 during the quarter ended September 30, 2003 due to decreased mortgage originations and sales as mortgage interest rates increased and customer refinancing slowed during the current year. Management has implemented a program of selling loans servicing released, rather than retaining the servicing as was the Company's past practice. Management anticipates that current market conditions may continue to reduce customer refinancing activity and the Bank's volume of loan originations, sales and resultant gains. However, the Bank's reduced volume will likely be offset by increased mortgage loan origination and sales activity with the acquisition of Reserve.

Noninterest expense. Noninterest expense increased $704,000 and totaled $1.8 million in the third quarter of 2004, compared to $1.1 million in the third quarter of 2003 primarily due to increased staffing and operating expenses associated with improved technology and expansion to new locations in Fairlawn and Columbus, including data processing, occupancy, depreciation and other expenses. Noninterest expense during the third quarter of 2004 included $320,000 in expenses related to employee severance, post-retirement life insurance benefits associated with bank owned life insurance, one time charges recognized in connection with the servicing of loans and one time internal operating account write-offs.

Income taxes. The income tax benefit associated with the loss for the quarter ended September 30, 2004 totaled $335,000 and was $287,000 higher than $48,000 for the quarter ended September 30, 2003 due to an increase in the pre-tax loss in the current year quarter.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

General. The Company incurred a net loss for the nine months ended September 30, 2004 of $1.9 million or $.61 per diluted share, compared to a net loss of $1.5 million or $.62 per diluted share for the nine months ended September 30, 2003. The loss for the nine months ended September 30, 2004 was primarily due to noninterest expenses associated with expanding into business financial services: operating costs associated with offices in the Fairlawn and Columbus, Ohio markets in addition to its traditional market in Columbiana County, Ohio, improvements in technology, and staffing costs associated with this expansion, and additional loan loss reserves associated with commercial loan growth. The net loss for the nine months ended September 30, 2003 included $1.4 million in salary and employee benefits expenses related to restructuring of employee benefit plans and payments on agreements with former executives.

Net interest income. Net interest income increased $316,000 or 12.4% during the nine months ended September 30, 2004 and totaled $2.9 million, compared to $2.5 million for the prior year period primarily due to a decline in interest expense as a result of a decline in the cost of interest-bearing liabilities partially offset by an increase in the average balance of interest-bearing liabilities. Interest income declined .2%, or $8,000, due to a decline in the yield on interest-earning assets partially offset by an increase in the balance of interest-earning assets.

The average cost of interest-bearing liabilities declined 83 bp, or 31.1% and totaled 1.84% for the first nine months of 2004 compared to 2.67% for the prior year period. The decline in cost was primarily due to prepayment of long-term high fixed-rate FHLB advances in the fourth quarter of 2003 which were replaced with subordinated debentures at lower interest rates in December 2003 and fixed-rate advances at lower interest rates during 2004. Interest expense on deposits declined $222,000 or 18.3% and totaled $993,000 for the nine months ended September 30, 2004 compared to $1.2 million for the prior year period. The average cost of deposits declined 45 bp to 1.74% during the nine months ended September 30, 2004 from 2.19% in the prior year period primarily as a result of growth in less expensive commercial deposits. The average balance of deposits increased $2.2 million and totaled

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

$76.2 million during the nine months ended September 30, 2004 compared to $74.0 million during the prior year period primarily due to growth in commercial checking and money market accounts. Interest expense on FHLB advances and other debt, including subordinated debentures declined $102,000 or 19.8% and totaled $412,000 during the nine months ended September 30, 2004 compared to $514,000 during the prior year period primarily as a result of the prepayment of $11.2 million in fixed-rate FHLB advances in the fourth quarter of 2003 which had an average cost of 5.52% replaced by FHLB advances and subordinated debentures at lower interest rates, as discussed above. The average cost of FHLB advances and other borrowings, including subordinated debentures declined 340 bp and totaled 2.14% during the nine months ended September 30, 2004 compared to 5.54% during the prior year period. The average balance of FHLB advances and other borrowings, including subordinated debentures increased $13.3 million and totaled $25.7 million during the nine months ended September 30, 2004 compared to $12.4 million during the prior year period as FHLB advances were invested in short-term investments in anticipation of loan growth in the current year period.

The average yield on interest earnings assets declined 107 bp or 17.5% and totaled 5.04% for the first nine months of 2004 compared to 6.11% during the prior year period. The decline in yield was primarily the result of management's strategy to shorten security maturities and allow mortgage loan portfolio balances to decline to improve liquidity and the Company's interest rate risk position during 2003. Average interest earning assets increased $19.5 million or 20.9% and totaled $113.0 million during the nine months ended September 30, 2004 compared to $93.5 million during the prior year period primarily due to growth pursuant to the Company's strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. Interest income declined $8,000 and totaled $4.3 million during the first nine months of 2004 primarily due to declines in the yield of the loan and securities portfolios partially offset by growth in commercial loan balances and cash and cash equivalents. Interest income on loans increased $41,000 or 1.2% and totaled $3.3 million for the nine months ended September 30, 2004. The average yield on loans declined 168 bp to 5.96% during the first nine months of 2004 compared to 7.64% during the prior year period reflecting the decline in the mortgage portfolio yields resulting from the sale of long-term fixed-rate mortgage originations during 2003 as customers refinanced in the low mortgage interest rate environment, lower recognition of deferred loan fees as mortgage prepayments slowed and lower yield of commercial loans compared to long-term fixed-rate mortgage loans. Average loan balances increased $17.1 million, or 29.7% to $74.4 million during the first nine months of 2004 compared to $57.3 million during the prior year period primarily due to commercial loan growth. Interest income on overnight funds and other interest earning assets increased $86,000 and totaled $180,000 for the nine months ended September 30, 2004 compared to $94,000 during the prior year period. The average balance of these funds increased $4.7 million to $13.2 million during the nine months ended September 30, 2004 from $8.5 million during the prior year quarter due to management's decision to increase liquidity in anticipation of loan funding requirements. The average yield on these funds increased 34 bp to 1.82% during the nine months ended September 30, 2004 from 1.48% during the prior year quarter due to an increase in short term market interest rates. Interest income on securities declined $142,000 or 18.2% and totaled $640,000 for the nine months ended September 30, 2004 compared to $782,000 for the prior year period. The average yield on securities declined 37 bp, or 8.4% to 4.01% for the nine months ended September 30, 2004 compared to 4.38% for the prior year period reflecting shorter maturities. The average balance of securities declined $2.4 million, or 9.9% to $21.8 million for the nine months ended September 30, 2004 compared to $24.2 million for the prior year period as cash flows from sales, maturities and repayments of securities were reinvested in short term funds in anticipation of loan funding requirements.

Net interest margin decreased 25 bp to 3.38% for the nine months ended September 30, 2004 compared to 3.63% for the quarter ended September 30, 2003.

Provision for loan losses. Based on management's review of the factors and market conditions discussed previously, the provision for loan losses totaled $366,000 for the nine months ended September 30, 2004 compared to $83,000 in the prior year period. The provision for loan losses reflects growth in the commercial loan portfolio, as discussed previously.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

Noninterest income. Noninterest income decreased $334,000 to $282,000 during the first nine months of 2004, compared to $616,000 in the prior year period primarily due to decreased gains on the sale of loans. Gains on sale of loans declined $291,000 and totaled $63,000 during the nine months ended September 30, 2004 compared to $354,000 during the prior year period due to decreased mortgage originations and sales as mortgage interest rates increased and customer refinancing slowed during the current year period. See above for the expected impact of the acquisition of Reserve.

Noninterest expense. Noninterest expense increased $97,000 and totaled $4.7 million during the nine months ended September 30, 2004, compared to $4.6 million during the nine months ended September 30, 2003. Expense for the nine month period ended September 30, 2003 included $1.4 million in salaries and benefits expense related to restructuring of employee benefit plans and payments on agreements with former executives. Expense for the nine months ended September 30, 2004 included operating costs related to staffing, improved technology and expansion to new locations in Fairlawn and Columbus. Noninterest expense during the quarter ended September 30, 2004 also included approximately $320,000 in expenses related to employee severance, post-retirement life insurance benefits associated with bank owned life insurance, one time charges recognized in connection with the servicing of loans and one time internal operating account write-offs. Not including these items, noninterest expense for the quarter ended September 30, 2004 totaled $1.5 million, compared to $1.5 million for the quarter ended June 30, 2004 and $1.4 million for the quarter ended March 31, 2004.

Income taxes. The income tax benefit associated with the loss for the nine months ended September 30, 2004 totaled $683,000, compared to $397,000 for the nine months ended September 30, 2003, an increase of $286,000 due to an increase in the pre-tax loss for the current year period.

CRITICAL ACCOUNTING POLICIES

The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. These policies are presented in Note 1 to the audited consolidated financial statements in the Company's 2003 Annual Report to Shareholders incorporated by reference into the Company's 2003 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in the Company's financial position or results of operations. The Company has identified accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand the financial statements. A critical accounting policy relates to determining the adequacy of the allowance for loan losses. Additional information regarding this policy is included in the section captioned "Provision for Loan Losses". Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

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

Liquidity management is both a daily and long-term responsibility of management. The Bank adjusts its investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of its asset/liability management program. In addition to its liquid assets, the Company has other sources of liquidity available including, but not limited to access to advances from the FHLB and the ability to obtain deposits by offering above-market interest rates.

The Bank relies primarily on competitive rates, customer service and long-standing relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $14.0 million, or 9.5% of adjusted total assets, which exceeds the required level of $7.4 million, or 5.0%; Tier 1 risk-based capital level of $14.0 million, or 13.8% of risk-weighted assets, which exceeds the required level of $6.1 million, or 6.0%; and risk-based capital of $14.8 million, or 14.6% of risk-weighted assets, which exceeds the required level of $10.2 million, or 10.0%.

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

                           CENTRAL FEDERAL CORPORATION
                          PART II. - Other Information

Item 6. Exhibits

(a)         Exhibit
            Number         Exhibit
            ------         -------
               3.1*        Certificate of Incorporation
               3.2*        Bylaws
               4.0*        Form of Common Stock Certificate
              31.1         Rule 13a-14(a) Certifications of the Chief Executive Officer
              31.2         Rule 13a-14(a) Certifications of the Chief Financial Officer
              32.1         Section 1350 Certifications of the Chief Executive Officer and Chief Financial
                           Officer

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

                                       CENTRAL FEDERAL CORPORATION

Dated: November 12, 2004               By: /s/ David C. Vernon
                                           -------------------------------------
                                           David C. Vernon
                                           Chairman of the Board, President and
                                           Chief Executive Officer
                                           (Principal Executive Officer)

Dated: November 12, 2004               By: /s/ Therese Ann Liutkus
                                           -------------------------------------
                                           Therese Ann Liutkus, CPA
                                           Treasurer and Chief Financial Officer
                                           (Principal Financial Officer)