Form 10KSB
period 2004-12-31
CENTRAL FEDERAL CORP
filed 2005-03-30
CIK 1070680

                                     FEDERAL
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________ to __________

                         Commission File Number: 0-25045

                          CENTRAL FEDERAL CORPORATION.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           Delaware                                      34-1877137
State or Other Jurisdiction of              (I.R.S. Employer Identification No.)
Incorporation or Organization)

     2923 Smith Road, Fairlawn, Ohio                        44333
(Address of Principal Executive Offices)                 (Zip Code)

                                 (330) 666-7979
                (Issuer's Telephone Number, Including Area Code)

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.01 per share
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $6.7 million.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2005 was $20,953,000.

As of March 15, 2005, there were 2,225,987 shares of the Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Rule 14a-3(b) Annual Report to Shareholders for 2004 and its Proxy Statement for the 2005 Annual Meeting of Stockholders to be held on May 19, 2005, which was filed with the Securities and Exchange Commission (the "Commission") on March 30, 2005, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-KSB.

Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                                      INDEX

                                                                                                      PAGE
                                                                                                      ----
PART I

      Item 1.    Description of Business..........................................................     3

      Item 2.    Description of Property..........................................................     28

      Item 3.    Legal Proceedings................................................................     28

      Item 4.    Submission of Matters to a Vote of Security Holders..............................     28

PART II

      Item 5.    Market for Common Equity, Related Stockholder Matters and Small Business
                 Issuer Purchases of Equity Securities ...........................................     29

      Item 6.    Management's Discussion and Analysis or Plan of Operation........................     30

      Item 7.    Financial Statements.............................................................     30

      Item 8.    Changes In and Disagreements With Accountants on Accounting and Financial
                 Disclosure.......................................................................     30

      Item 8A.   Controls and Procedures..........................................................     30

      Item 8B.   Other Information................................................................     30

PART III

      Item 9.    Directors and Executive Officer of the Registrant................................     31

      Item 10.   Executive Compensation...........................................................     33

      Item 11.   Security Ownership of Certain Beneficial Owners and Management
                 and Related Stockholder Matters..................................................     33

      Item 12.   Certain Relationships and Related Transactions...................................     33

      Item 13.   Exhibits.........................................................................     33

      Item 14.   Principal Accountant Fees and Services...........................................     33

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

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

GENERAL

Central Federal Corporation (the "Company"), formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank (the "Bank"), a community-oriented savings institution which was originally organized in 1892 formerly known as Central Federal Savings and Loan Association of Wellsville and, more recently as Central Federal Bank, in connection with the Bank's conversion from a mutual to stock form of organization. As a savings and loan holding company, the Company is subject to regulation by the Office of Thrift Supervision (the "OTS"). Reserve Mortgage Services, Inc. ("Reserve"), a wholly owned subsidiary of the Bank, was acquired in October 2004 to expand the Company's mortgage services business. Central Federal Capital Trust I (the "Trust"), a wholly owned subsidiary of the Company, was formed in 2003 as to raise additional funding for the Company. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust. Currently, the Company does not transact any material business other than through the Bank and its subsidiary mortgage services company and the Trust. At December 31, 2004, the Company had total assets of $171.0 million and stockholders' equity of $19.5 million.

The Company's principal business consists of attracting deposits from the general public primarily in its principal market area and investing those deposits and other funds, generated from operations and from borrowings, primarily to originate commercial and commercial real estate loans, single- and multi-family residential mortgage loans, home equity lines of credit and short-term consumer loans. To a lesser extent, the Company invests in closed-end home equity, construction and land loans. In 2003, the Company began originating more commercial, commercial real estate and multi-family mortgage loans than it had in the past as management positioned the Company for expansion into business financial services. The Company also invests in securities, primarily those guaranteed or insured by government agencies, and other investment-grade securities. Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. The Company's primary sources of funds are retail savings deposits and, to a lesser extent, brokered certificates of deposit, principal and interest payments on loans and securities, FHLB advances and other borrowings and proceeds from the sale of loans. The Company operates through its executive offices in Fairlawn, Ohio, an office in Columbiana County, Ohio, an office in Jefferson County, Ohio, an office in Columbus, Ohio and a mortgage services location in Akron, Ohio.

MARKET AREA AND COMPETITION

The Company's primary market area is a competitive market for financial services and it faces competition both in making loans and in attracting deposits. Direct competition comes from a number of financial institutions operating in its market area, many with a state-wide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. Competition for loans and deposits comes from savings institutions, mortgage banking companies, commercial banks and credit unions brokerage firms and insurance companies.

LENDING ACTIVITIES

LOAN PORTFOLIO COMPOSITION. The loan portfolio consists primarily of mortgage loans secured by single-family and multi-family residences and commercial real estate loans. At December 31, 2004, gross loans receivable totaled $109.3 million. Commercial, commercial real estate and multi-family mortgage loans totaled $52.7 million and represented 48.3% of the gross loan portfolio at December 31, 2004, compared to 17.8% at December 31, 2003. The increase in the percentage of commercial, commercial real estate and multi-family mortgage loans in the portfolio was a result of the growth strategy implemented in 2003 to expand into business financial services. Single-family residential mortgage loans totaled $41.4 million and represented 37.9% of total gross loan at year-end 2004. The remainder of the portfolio consisted of the following at December 31, 2004: consumer loans totaled $14.0 million, or 12.8% of gross loans receivable and construction loans totaled $1.1 million, or 1.0% of gross loans receivable. At year-end 2004, 32.8% of the loan portfolio had fixed rates, compared to 55.7% at year-end 2003. The decline in the percentage of fixed rate loans in the portfolio was a result of growth in commercial, commercial real estate and multi-family mortgage loans during 2004, which are predominantly adjustable rate loans.

The types of loans originated are subject to federal and state law and regulations. Interest rates charged on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, the monetary policies of the Federal Reserve Board and legislative tax policies.

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                        AT DECEMBER 31,
                                         ------------------------------------------------------------------------------
                                                  2004                         2003                        2002
                                         ----------------------       ---------------------       ---------------------
                                                        PERCENT                     PERCENT                     PERCENT
                                          AMOUNT        OF TOTAL       AMOUNT       OF TOTAL       AMOUNT       OF TOTAL
                                         --------       --------      --------      --------      --------      --------
                                                                      (DOLLARS IN THOUSANDS)
Real estate mortgage loans:
  Single-family                          $ 41,450         37.94%      $ 34,810        59.58%      $ 47,108        74.84%
  Multi-family                             25,602         23.43%         1,250         2.14%         1,536         2.44%
  Construction                              1,127          1.03%           610         1.04%           134         0.22%
  Commercial real estate                   20,105         18.40%         5,040         8.63%             -         0.00%
                                         --------        ------       --------       ------       --------       ------
     Total real estate mortgage loans      88,284         80.80%        41,710        71.39%        48,778        77.50%

Consumer loans:
  Home equity loans                           663          0.61%         1,003         1.72%         1,378         2.19%
  Home equity lines of credit               5,928          5.43%         1,640         2.81%         1,109         1.76%
  Automobile                                6,735          6.16%         9,292        15.90%        10,540        16.75%
  Other                                       626          0.57%           663         1.13%           877         1.39%
                                         --------        ------       --------       ------       --------       ------
     Total consumer loans                  13,952         12.77%        12,598        21.56%        13,904        22.09%

Commercial loans                            7,030          6.43%         4,116         7.05%           261         0.41%
                                         --------        ------       --------       ------       --------       ------
Total loans receivable                    109,266        100.00%        58,424       100.00%        62,943       100.00%
                                         ========        ======       ========       ======       ========       ======

Less:
  Net deferred loan fees                     (139)                          15                         (17)
  Allowance for loan losses                  (978)                        (415)                       (361)
                                         --------                     --------                    --------
Loans receivable, net                    $108,149                     $ 58,024                    $ 62,565
                                         ========                     ========                    ========

LOAN MATURITY. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2004. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

                                                                           AT DECEMBER 31, 2004
                                                    -----------------------------------------------------------------
                                                    REAL ESTATE                                           TOTAL LOANS
                                                     MORTGAGE           CONSUMER          COMMERCIAL      RECEIVABLE
                                                     --------           --------          ----------      ----------
                                                                         (DOLLARS IN THOUSANDS)
Amounts due:
  Within one year                                    $   1,027          $    625          $    6,264      $    7,916
                                                     ---------          --------          ----------      ----------
  After one year:
     More than one year to three years                   2,483             2,549               2,874           7,906
     More than three years to five years                 1,257             4,359               3,219           8,835
     More than five years to 10 years                   24,197             1,801               3,995          29,993
     More than 10 years to 15 years                     13,074                 -               7,831          20,905
     More than 15 years                                 26,141             4,618               2,952          33,711
                                                     ---------          --------          ----------      ----------
        Total due after 2005                            67,152            13,327              20,871         101,350
                                                     ---------          --------          ----------      ----------
  Total amount due                                   $  68,179          $ 13,952          $   27,135      $  109,266
                                                     =========          ========          ==========      ==========

The following table sets forth at December 31, 2004, the dollar amount of total loans receivable contractually due after December 31, 2005, and whether such loans have fixed interest rates or adjustable interest rates.

                                           DUE AFTER DECEMBER 31, 2005
                                    ------------------------------------------
                                     FIXED          ADJUSTABLE          TOTAL
                                    -------         ----------        --------
                                               (DOLLARS IN THOUSANDS)
Real estate mortgage loans          $21,131          $46,021          $ 67,152
Consumer loans                        7,407            5,920            13,327
Commercial loans                      5,386           15,485            20,871
                                    -------          -------          --------
     Total loans                    $33,924          $67,426          $101,350
                                    =======          =======          ========

ORIGINATION OF LOANS. Lending activities are conducted through the Company's offices. In 2003, the Company began originating commercial, commercial real estate and multi-family mortgage loans as it started the process of utilizing its strong capital position to take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio markets. These loans are predominantly adjustable rate loans. A majority of the Company's single-family mortgage loan originations are fixed-rate loans. Beginning in 2002 and more pronouncedly in 2003 and 2004, current originations of long-term fixed-rate single-family mortgages were sold rather than retained in portfolio. Although the decision to sell current single-family mortgage originations rather than retain the loans in portfolio may result in declining single-family loan portfolio balances and lower earnings from that portfolio in the near term, it protects future profitability as management believes it is not prudent to retain these long-term, fixed-rate loans and subject the Company to the interest rate risk and reduced future earnings associated with a rise in interest rates. The Company allowed single-family mortgage loan portfolio balances to decline as interest rates fell to 40-year lows and home owners continued to refinance during 2003. The refinancing activity slowed as market mortgage interest rates increased in 2004. The growth in single-family mortgage loans in 2004 was predominantly adjustable rate loans. The acquisition of Reserve is expected to significantly expand the Company's mortgage services and increase the Company's mortgage loan production. Although the Company currently expects that most of the long-term fixed-rate mortgage loan originations will be sold on a servicing-released basis, a portion of the loans may be retained for portfolio within the Company's interest rate risk and profitability guidelines. The Company also emphasizes the origination of home equity lines of credit.

SINGLE-FAMILY MORTGAGE LENDING. A significant lending activity of the Company has been the origination of permanent conventional mortgage loans secured by single-family residences located in the Company's primary market area. The Company currently sells substantially all of the fixed-rate single-family mortgage loans that it originates on a servicing released basis. Prior to 2004, servicing rights were generally retained on loans sold. The Company retains adjustable rate mortgage ("ARM") single-family mortgage loans for its portfolio. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from the Company's mortgage services subsidiary, loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At December 31, 2004, single-family mortgage loans totaled $41.4 million, or 37.9% of total loans, of which $19.5 million, or 47.2% were fixed-rate loans.

The Company's policy is to originate single-family residential mortgage loans in amounts up to 80% of the appraised value of the property securing the loan and up to 95% of the appraised value if private mortgage insurance is obtained. Mortgage loans generally include due-on-sale clauses which provide the

Company with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are an important means of adjusting the rates on the fixed-rate mortgage loan portfolio, and the Company exercises its rights under these clauses. The single-family mortgage loan originations are generally for terms to maturity of up to 30 years.

The Company offers several adjustable-rate loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices. ARM loans offered by the Company do not provide for initial deep discount interest rates or for negative amortization.

The volume and types of ARM loans originated have been affected by such market factors as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for ARM loans in the Company's primary market area has been weak due to the low interest rate environment and consumer preference for fixed-rate loans. Consequently, in recent years the Company has not originated a significant amount of ARM loans as compared to its originations of fixed-rate loans. However, as a result of management's strategy to sell current long-term fixed rate loan production, ARM loans represent a larger percentage of the portfolio. At December 31, 2004, $21.9 million, or 52.8% of the single-family mortgage loan portfolio had adjustable rates, compared to $15.1 million, or 43.4% at December 31, 2003 and $6.5 million, or 11% at December 31, 2002.

COMMERCIAL AND MULTI-FAMILY REAL ESTATE LENDING. In 2003, the Company expanded into business financial services and positioned itself for growth in the Fairlawn and Columbus, Ohio markets and, as a result, originations of commercial real estate and multi-family residential mortgage loans increased significantly. Commercial real estate and multi-family residential mortgage loans totaled $45.7 million at December 31, 2004 or 41.8% of gross loans, an increase of $39.4 million compared to $6.3 million or 10.8% of gross loans receivable at December 31, 2003. The Company anticipates that commercial real estate and multi-family residential mortgage lending activities will continue to grow in the future.

The Company originates commercial real estate loans that are secured by properties used for business purposes, such as manufacturing facilities, office buildings or retail facilities. Commercial real estate and multi-family residential mortgage loans are secured by properties generally located in its primary market area. The Company's underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the appraised value of the property. In underwriting commercial real estate and multi-family residential mortgage loans, the Company considers the appraisal value and net operating income of the property, the debt service ratio and the property owner's financial strength, expertise and credit history.

Commercial real estate and multi-family residential mortgage loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio and the financial strength of the owners.

COMMERCIAL LENDING. In 2003, the Company expanded into business financial services and positioned itself for growth in the Fairlawn and Columbus, Ohio markets and, as a result, originations of commercial loans increased. Commercial loans totaled $7.0 million, or 6.4% of gross loans at December 31, 2004, an increase of $2.9 million compared to $4.1 million, or 7.1% of gross loans at December 31, 2003 and $261,000 or .4% of gross loans at December 31, 2002. The Company anticipates that commercial lending activities will continue to grow in the future.

The Company makes commercial business loans primarily to small business and generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, the Company considers the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the owners.

Commercial loans are generally considered to involve a greater degree of risk than loans secured by real estate. Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the enterprise's income and debt coverage ratio and the financial strength of the owners.

CONSTRUCTION AND LAND LENDING. The Company generally originates construction and land development loans to contractors and individuals in its primary market areas. Construction loans are made to finance the construction of owner-occupied single-family residential properties and, to a substantially lesser extent, individual properties built by developers for future sale. Construction loans to individuals are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. The Company's policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences. The Company requires an independent appraisal of the property. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. The Company requires regular inspections to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.

Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

CONSUMER AND OTHER LENDING. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home equity and home improvement loans and loans secured by deposits. Home equity lines of credit are generally ARM loans with rates adjusting monthly at up to 2% above the prime rate of interest as disclosed in The Wall Street Journal. At December 31, 2004, the consumer loan portfolio totaled $14.0 million, or 12.8% of gross loans receivable.

Loans secured by rapidly depreciable assets such as automobiles entail greater risks than single-family residential mortgage loans. In such cases, repossessed collateral for a defaulted loan may not provide an adequate source of repayment of the outstanding loan balance, since there is a greater likelihood of damage, loss or depreciation of the underlying collateral. Further, consumer loan collections on these loans depend on the borrower's continuing financial stability and, therefore, are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Finally, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans in the event of a default. A significant portion of the Company's automobile loans were originated on the Company's behalf by automobile dealers at the time of sale. This indirect lending requires the maintenance of relationships with such dealers. Such loans do not have the benefit of direct interaction between the borrowers and the Company's lending officers during the underwriting process, which is heavily reliant on information contained in the borrowers' credit reports.

DELINQUENCIES AND CLASSIFIED ASSETS. The Board of Directors monitors the status of all delinquent mortgage and commercial loans thirty days or more past due monthly. Additionally, the Board of

Directors review past due statistics and trends for all consumer and installment loans. The procedures taken by the Company with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency. In general, the Company makes every effort, consistent with safety and soundness principles, to work with the borrower to have the loan brought current. If the loan is still not brought current it then becomes necessary for the Company to repossess collateral and/or take legal action.

Federal regulations and the Company's Classification of Assets Policy require use of an internal asset classification system as a means of reporting and monitoring assets. The Company has incorporated the OTS internal asset classifications as a part of its credit monitoring system. In accordance with regulations, problem assets are classified as "substandard," "doubtful" or "loss", and the classifications are subject to review by the OTS. An asset is considered "substandard" under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered "doubtful" under the regulations has all of the weaknesses inherent in those classified "substandard" with the added characteristic that the weaknesses make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets considered "loss" under the regulations are those considered "uncollectible" and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated "special mention" when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories. In order to more closely monitor credit risk as the Company employs its growth strategy in business financial services, the Company has developed internal loan review procedures and a credit grading system for commercial, commercial real estate and multi-family mortgage loans, and also utilizes an external firm for loan review.

At December 31, 2004, no assets were designated as special mention; $419,000 in assets were classified as substandard, 97.4% of which are single-family mortgage loans and real estate owned, $1,000 in assets were classified as doubtful and no assets were classified as loss.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the loans rather than the actual payment amounts which are overdue.

                                                DECEMBER 31, 2004                             DECEMBER 31, 2003
                                   ------------------------------------------   -------------------------------------------
                                        60-89 DAYS         90 DAYS OR MORE           60-89 DAYS          90 DAYS OR MORE
                                   -------------------   --------------------   -------------------   ---------------------
                                   NUMBER    PRINCIPAL              PRINCIPAL   NUMBER    PRINCIPAL               PRINCIPAL
                                     OF       BALANCE     NUMBER     BALANCE     OF        BALANCE     NUMBER      BALANCE
                                   LOANS      OF LOANS   OF LOANS    OF LOANS   LOANS      OF LOANS   OF LOANS    OF LOANS
                                   ------    ---------   --------    --------   ------    ---------   --------    --------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family                         2    $     149          8   $     276        3    $      97          9    $    714
  Multi-family                          -            -          -           -        -            -          -           -
  Construction                          -            -          -           -        -            -          -           -
  Commercial                            -            -          -           -        -            -          -           -
Consumer loans:
  Home equity loans and lines of
  credit                                1            7          -           -        3           37          -           -
  Automobile                            5           43          2           9        2           13          2           6
  Unsecured lines of credit             -            -          -           -        -            -          1           1
  Other                                 -            -          1           1        -            -          4          20
Commercial loans                        -            -          -           -        1           25          -           -
                                   ------    ---------   --------   ---------   ------    ---------   --------    --------
     Total delinquent loans             8    $     199         11   $     286        9    $     172         16    $    741
                                   ======    =========   ========   =========   ======    =========   ========    ========
Delinquent loans as a percent of
total loans                                        .18%                   .26%                  .30%                  1.28%

                                                 DECEMBER 31, 2002
                                   ----------------------------------------------
                                         60-89 DAYS             90 DAYS OR MORE
                                   --------------------      --------------------
                                              PRINCIPAL      NUMBER     PRINCIPAL
                                    NUMBER     BALANCE         OF        BALANCE
                                   OF LOANS    OF LOANS      LOANS       OF LOANS
                                   --------   ---------      ------     ---------
                                              (DOLLARS IN THOUSANDS)
Real estate loans:
  Single-family                          10   $     559          10     $     761
  Multi-family                            -           -           -             -
  Construction                            -           -           -             -
  Commercial                              -           -           -             -
Consumer loans:
  Home equity loans and lines of
  credit                                  -           -           -             -
  Automobile                              1           5           3            19
  Unsecured lines of credit               -           -           1             1
  Other                                   2           6           -             -
Commercial loans                          -           -           -             -
                                   --------   ---------      ------     ---------
     Total delinquent loans              13   $     570          14     $     781
                                   ========   =========      ======     =========
Delinquent loans as a percent of
total loans                                         .91%                     1.25%

----------
The table does not include delinquent loans less than 60 days past due. At December 31, 2004, 2003 and 2002, loans past due 30 to 59 days totaled $ 549,000, $481,000, and $517,000, respectively.

NONPERFORMING ASSETS. The following table contains information regarding nonperforming loans, real estate owned ("REO") and other repossessed assets. At December 31, 2004, nonperforming loans totaled $286,000. It is the Company's policy to stop accruing interest on loans 90 days or more past due and set up reserves for all previously accrued interest. At December 31, 2004, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was approximately $12,000. At December 31, 2004, 2003 and 2002, there were no impaired loans or troubled debt restructurings.

                                              AT DECEMBER 31,
                                          ------------------------
                                          2004      2003      2002
                                          ----      ----      ----
                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans:

   Single-family real estate              $276      $ 714     $ 761

   Consumer                                 10         27        20
                                          ----      -----     -----
        Total(1)                           286        741       781

Real estate owned (REO)                    132        184         -

Other repossessed assets                     -          9         2
                                          ----      -----     -----
        Total nonperforming assets(2)     $418      $ 934     $ 783
                                          ====      =====     =====

Nonperforming loans to total loans         .26%      1.28%     1.25%
Nonperforming assets to total assets       .24%       .87%      .71%

----------
(1)   Total nonaccrual loans equal total nonperforming loans.

(2) Nonperforming assets consist of nonperforming loans, other repossessed assets and REO.

ALLOWANCE FOR LOAN LOSSES. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk in its loan portfolio. Various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require additional provisions for loan losses based upon information available at the time of the review. As of December 31, 2004, the allowance for loan losses totaled .90% of total loans as compared to .71% as of December 31, 2003.

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances in accordance with generally accepted accounting principles and guidance for banking agency examiners to use in evaluating the allowances. The policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. The Company adopted an Allowance for Loan Losses Policy designed to provide a thorough, disciplined and consistently applied process that incorporates management's current judgments about the credit quality of the loan portfolio into determination of the allowance for loan and lease losses in accordance with generally accepted accounting principles and supervisory guidance. Management believes that an adequate allowance for loan losses has been established. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

                                                    AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------
                                                       2004         2003      2002
                                                      ------       ------    ------
                                                           (DOLLARS IN THOUSANDS)
Allowance for loan losses, beginning of period        $     415    $  361    $  373
Charge-offs:
   Consumer                                                 117        50        35
                                                      ---------    ------    ------
        Total charge-offs                                   117        50        35
Recoveries on loans previously charged off:
   Consumer                                                  34         2         4
                                                      ---------    ------    ------
        Total recoveries                                     34         2         4
Net charge-offs                                              83        48        31
Provision for loan losses                                   646       102        19
                                                      ---------    ------    ------
Allowance for loan losses, end of period              $     978    $  415    $  361
                                                      =========    ======    ======

Allowance for loan losses to total loans                    .90%      .71%      .57%
Allowance for loan losses to nonperforming loans         341.96%    56.01%    46.22%
Net charge-offs to the allowance for losses                8.49%    11.57%     8.59%
Net charge-offs to average loans                            .10%      .08%      .05%

The Company's strategy to expand into business financial services and the significant growth in commercial, commercial real estate and multi-family mortgage loans that resulted from that strategy in 2004 required an increase in the provision and allowance for loan losses related to these loan types. The provision for loan losses totaled $646,000 in 2004, compared to $102,000 in 2003 and $19,000 in 2002 (which was prior to implementation of the growth strategy in 2003). At December 31, 2004, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $862,000, an increase of $762,000 from $100,000 at December 31, 2003 as these loan types grew from 17.8% of the total loan portfolio at year-end 2003 to 48.3% at year-end 2004. 88.4% of the allowance was allocated to these loan types at December 31, 2004, as they tend to be larger balance, higher risk loans than single-family residential mortgages, where the Company has experienced low historical loss rates.

The following table sets forth the allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and loans in each category as a percent of total loans. Although the allowance may be allocated to specific loans or loan types, the entire allowance is available for any loan that, in Management's judgment, should be charged-off.

                                                                                   AT DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                                  2004                                        2003
                                                  -----------------------------------          ----------------------------------
                                                                  % OF        PERCENT                         % OF        PERCENT
                                                                ALLOWANCE     OF LOANS                      ALLOWANCE     OF LOANS
                                                                 IN EACH      IN EACH                        IN EACH      IN EACH
                                                                CATEGORY      CATEGORY                      CATEGORY      CATEGORY
                                                                TO TOTAL      TO TOTAL                      TO TOTAL      TO TOTAL
                                                  AMOUNT        ALLOWANCE       LOANS          AMOUNT       ALLOWANCE       LOANS
                                                  ------        ---------     --------         ------       ---------     --------
                                                                               (DOLLARS IN THOUSANDS)
Single-family mortgage and construction loans     $    4            .41%        38.97%         $  213         51.33%        60.62%

Consumer loans                                       112          11.45%        12.77%            102         24.58%        21.56%
Commercial, commercial real estate and
multi-family mortgage loans                          862          88.14%        48.26%            100         24.09%        17.82%
                                                  ------         ------        ------          ------        ------        ------
   Total allowance for loan losses                $  978         100.00%       100.00%         $  415        100.00%       100.00%
                                                  ======         ======        ======          ======        ======        ======

                                                                    AT DECEMBER 31,
                                                          ------------------------------------
                                                                        2002
                                                          ------------------------------------
                                                                         % OF         PERCENT
                                                                       ALLOWANCE      OF LOANS
                                                                       IN EACH        IN EACH
                                                                       CATEGORY       CATEGORY
                                                                       TO TOTAL       TO TOTAL
                                                          AMOUNT       ALLOWANCE        LOANS
                                                          ------       ---------      --------
                                                                (DOLLARS IN THOUSANDS)
Single-family mortgage and construction loans             $  296         82.00%        75.06%

Consumer loans                                                64         17.73%        22.09%
Commercial, commercial real estate and
multi-family mortgage loans                                    1           .27%         2.85%
                                                          ------        ------        ------
   Total allowance for loan losses                        $  361        100.00%       100.00%
                                                          ======        ======        ======

REAL ESTATE OWNED

At December 31, 2004, real estate owned totaled $132,000 and consisted of 2 single-family residential properties. Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.

INVESTMENT ACTIVITIES

Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, minimum levels of investments that qualify as liquid assets under OTS regulations must be maintained. Historically, liquid assets above the minimum OTS requirements have been maintained at a level considered to be more than adequate to meet its normal daily activities.

The investment policy established by the Board of Directors is designed to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement lending activities. The Company's policies provide the authority to invest in United States Treasury and federal agency securities meeting the Company's guidelines and in mortgage-backed securities guaranteed by the U.S. government and agencies thereof, as well as municipal bonds. To improve liquidity, the Company transferred all securities previously classified as "held to maturity" to "available for sale" in 2003. At December 31, 2004, the securities portfolio totaled $13.5 million.

At December 31, 2004, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Freddie Mac or Fannie Mae. There were no collateralized mortgage obligations that failed stress testing at December 31, 2004. Management reports high risk mortgage derivatives testing results the Board of Directors each month, at which time the Board may direct management to divest of any such securities failing any portion of the testing, in accordance with regulations.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

                                                                                     AT DECEMBER 31,
                                                         --------------------------------------------------------------------
                                                                  2004                    2003                    2002
                                                         --------------------    --------------------    --------------------
                                                         AMORTIZED     FAIR      AMORTIZED     FAIR      AMORTIZED     FAIR
                                                            COST       VALUE        COST       VALUE        COST       VALUE
                                                         ---------    -------    ---------    -------    ---------    -------
                                                                                    (DOLLARS IN THOUSANDS)
Debt securities:
   Debt securities available for sale:
     Federal agency                                       $ 5,018     $ 4,983     $12,755     $12,759     $     -     $     -
     State and municipal                                        -           -       1,370       1,375           -           -
                                                          -------     -------     -------     -------     -------     -------
        Total debt securities available for sale            5,018       4,983      14,125      14,134           -           -
   Debt securities held to maturity:
     U.S. Government and federal agency                         -           -           -           -       2,527       2,557
     Corporate                                                  -           -           -           -       1,996       1,996
                                                          -------     -------     -------     -------     -------     -------
        Total debt securities held to maturity                  -           -           -           -       4,523       4,553
                                                          -------     -------     -------     -------     -------     -------
            Total debt securities                           5,018       4,983      14,125      14,134       4,523       4,553

Mortgage-backed securities:
   Available for sale                                       8,397       8,525      12,697      12,992       1,395       1,439
   Held to maturity                                             -           -           -           -      13,299      13,616
                                                          -------     -------     -------     -------     -------     -------
          Total mortgage-backed securities                  8,397       8,525      12,697      12,992      14,694      15,055

Net unrealized gains on securities available for sale          93           -         304           -          44           -
                                                          -------     -------     -------     -------     -------     -------
Total securities                                          $13,508     $13,508     $27,126     $27,126     $19,261     $19,608
                                                          =======     =======     =======     =======     =======     =======

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the debt securities available for sale as of December 31, 2004. Yields are stated on a fully taxable equivalent basis.

                                                                    AT DECEMBER 31, 2004
                                        -------------------------------------------------------------------------
                                                             MORE THAN ONE YEAR TO       MORE THAN FIVE YEARS TO
                                         ONE YEAR OR LESS         FIVE YEARS                    TEN YEARS
                                        -------------------  ---------------------       ------------------------
                                                   WEIGHTED              WEIGHTED                        WEIGHTED
                                        CARRYING    AVERAGE   CARRYING    AVERAGE        CARRYING         AVERAGE
                                          VALUE      YIELD     VALUE       YIELD          VALUE           YIELD
                                        --------   --------   --------   --------        --------        --------
                                                                 (DOLLARS IN THOUSANDS)
Federal agency                            $   -               $ 4,983      3.37%         $     -
Mortgage-backed                               -                   496      5.35%           3,197           4.55%
                                          -----               -------                    -------
  Total securities at fair value          $   -               $ 5,479      3.55%         $ 3,197           4.55%
                                          =====               =======                    =======

                                                                 AT DECEMBER 31, 2004
                                               --------------------------------------------------------

                                                 MORE THAN TEN YEARS                    TOTAL
                                               ----------------------          ------------------------
                                                               WEIGHTED                        WEIGHTED
                                               CARRYING         AVERAGE        CARRYING         AVERAGE
                                                 VALUE           YIELD           VALUE           YIELD
                                               --------        --------        --------        --------
                                                                (DOLLARS IN THOUSANDS)
Federal agency                                 $      -                        $  4,983          3.37%
Mortgage-backed                                   4,832          4.95%            8,525          4.82%
                                               --------                        --------
  Total securities at fair value               $  4,832          4.95%         $ 13,508          4.28%
                                               ========                        ========

SOURCES OF FUNDS

GENERAL. Deposits, loan repayments and prepayments, securities maturities and prepayments, borrowings and cash flows generated from operations are the primary sources of funds for use in lending, investing and for other general purposes.

DEPOSITS. The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposits consist of passbook accounts, savings and club accounts, interest-bearing checking accounts, money market accounts and certificates of deposit. For the year ended December 31, 2004, certificates of deposit constituted 46.8% of total average deposits. The term of the certificates of deposit offered vary from seven days to five years and the offering rates are established by the Company. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2004, the Company had $29.3 million of certificate accounts maturing in less than one year. The Company expects that most of these accounts will be reinvested and does not believe that there are any material risks associated with the respective maturities of these certificates. Deposits are obtained predominantly from the area in which its banking offices are located. The Company does, however, accept brokered deposits. At December 31, 2004, brokered deposits totaled $6.1 million. The Company relies primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions affect the Company's ability to attract and retain deposits.

At December 31, 2004, the Company had $11.3 million in certificate accounts in amounts of $100,000 or more maturing as follows:

                                           WEIGHTED
MATURITY PERIOD              AMOUNT      AVERAGE RATE
---------------              -------     ------------
                              (DOLLARS IN THOUSANDS)
Three months or less         $ 3,704         2.47%
Over 3 through 6 months          226         1.82%
Over 6 through 12 months       2,834         2.80%
Over 12 months                 4,495         3.67%
                             -------
   Total                     $11,259
                             =======


The following table sets forth the distribution of the Company's average deposit accounts for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

                                                                  FOR THE YEAR ENDED DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------

                                                 2004                            2003                             2002
                                 ---------------------------------  ------------------------------  -------------------------------
                                               PERCENT                          PERCENT                         PERCENT
                                               OF TOTAL    AVERAGE              OF TOTAL  AVERAGE               OF TOTAL    AVERAGE
                                  AVERAGE      AVERAGE      RATE     AVERAGE    AVERAGE    RATE      AVERAGE     AVERAGE      RATE
                                  BALANCE      DEPOSITS     PAID     BALANCE    DEPOSITS   PAID      BALANCE    DEPOSITS      PAID
                                  -------      --------    -------   -------    --------  -------    -------    --------    -------
                                                                         (DOLLARS IN THOUSANDS)
Interest-bearing checking
  accounts                       $  11,602       13.82%      .58%   $  8,463      11.25%    .86%    $  8,748      11.47%      1.66%
Money market accounts               10,688       12.73%     2.34%      7,843      10.43%   1.40%       6,146       8.06%      1.49%
Savings accounts                    18,730       22.30%      .57%     18,373      24.43%    .82%      17,812      23.36%      1.69%
Certificates of deposit             39,285       46.78%     2.57%     38,761      51.52%   3.24%      42,792      56.12%      4.63%
Noninterest-bearing deposits:
   Demand deposits                   3,674        4.37%        -       1,781       2.37%      -          754       0.99%         -
                                 ---------      ------              --------     ------             --------     ------
      Total average deposits     $  83,979      100.00%     1.79%   $ 75,221     100.00%   2.14%    $ 76,252     100.00%      3.31%
                                 =========      ======              ========     ======             ========     ======

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2004.

                                        PERIOD TO MATURITY FROM DECEMBER 31, 2004                   AT DECEMBER 31,
                                   --------------------------------------------------  --------     ---------------     --------
                                   LESS THAN   ONE TO TWO  TWO TO THREE    OVER THREE
                                   ONE YEAR      YEARS         YEARS         YEARS       2004             2003            2002
                                   ---------   ----------  ------------    ----------  --------         --------        --------
                                                                     (DOLLARS IN THOUSANDS)

Certificate accounts:
0 to 3.99%                         $ 28,669     $ 6,449      $  2,686       $ 1,582    $ 39,386         $ 29,492        $ 23,359
4.00 to 4.99%                           448       2,930           303         2,592       6,273            6,152          12,167
5.00 to 5.99%                           212         443             -             -         655              977           3,421
6.00 to 6.99%                             -           -             -             -           -               61           1,547
7.00 to 7.99%                             -           -             -             -           -                -             160
8.00% and above                           -           -            10             -          10               11              67
                                   --------     -------      --------       -------    --------         --------        --------
   Total certificate accounts      $ 29,329     $ 9,822      $  2,999       $ 4,174    $ 46,324         $ 36,693        $ 40,721
                                   ========     =======      ========       =======    ========         ========        ========

BORROWINGS. The Company utilizes FHLB advances as an alternative to retail deposits to fund its operations as part of its operating strategy. These FHLB advances are collateralized primarily by certain mortgage loans, home equity lines of credit, commercial real estate loans and mortgage-backed securities and secondarily by the Company's investment in capital stock of the FHLB. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.

The Company had a revolving line of credit with an unaffiliated bank, acquired in the Reserve acquisition, which provides financing primarily for single-family mortgage loan originations and is collateralized by loan sales proceeds receivable.

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

Under accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust.

The following table sets forth certain information regarding borrowed funds at or for the periods ended on the dates indicated:

                                                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                                     -------------------------------------
                                                                         2004        2003         2002
                                                                     ----------    --------     ----------
                                                                             (DOLLARS IN THOUSANDS)
FHLB advances and other borrowings:
   Average balance outstanding                                       $   31,265    $ 12,192     $   19,902
   Maximum amount outstanding at any month-end during the period         48,574      16,542         19,370
   Balance outstanding at end of period                                  48,574      12,655         16,330
   Weighted average interest rate during the period                        2.28%       5.59%          4.83%
   Weighted average interest rate at end of period                         2.76%       2.28%          5.53%

SUBSIDIARY ACTIVITIES

As of December 31, 2004, the Company maintained the Bank and Trust as wholly owned subsidiaries. Reserve Mortgage Services, Inc., a wholly owned subsidiary of the Bank was acquired in October 2004.

PERSONNEL

As of December 31, 2004, the Company had 54 full-time and 2 part-time employees.

REGULATION AND SUPERVISION

GENERAL. As a savings and loan holding company, the Company is required by federal law to report to, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision ("OTS"). The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the Federal Deposit Insurance Corporation ("FDIC"), as the deposit insurer. The Bank is a member of the Federal Home Loan Bank System and, with respect to deposit insurance, of the Savings Bank Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or Congress, could have a material adverse impact on the Company and its operations. Certain regulatory requirements applicable to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

The OTS also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution's capital level is or may become inadequate in light of the particular circumstances. At December 31, 2004, the Bank met each of its capital requirements.

The following table presents the Bank's capital position at December 31, 2004:

                                             EXCESS            CAPITAL
                                          ------------   -------------------
                   ACTUAL     REQUIRED    (DEFICIENCY)    ACTUAL    REQUIRED
                  CAPITAL     CAPITAL       AMOUNT       PERCENT    PERCENT
                  --------    --------    ------------   -------    --------
                                    (DOLLARS IN THOUSANDS)
Tangible          $ 13,576    $  2,522    $    11,054       8.1%       1.5%

Core (Leverage)     13,576       6,726          6,850       8.1%       4.0%

Risk-based          14,555       9,580          4,975      12.2%       8.0%

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

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 2003, FICO payments for SAIF members approximated 1.54 basis points of assessable deposits. The Bank's total assessment paid for 2004 (including the FICO assessment) was $12,167. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Company. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Loans to One Borrower. Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral. At December 31, 2004, the Bank's 15% limit on loans to one borrower was $2.1 million. At December 31, 2004, the Bank did not have a lending relationship in excess of this limit.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 2004, the Bank maintained 95.06% of its portfolio assets in qualified thrift investments and, therefore, met the qualified thrift lender test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

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

Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for 2004 totaled $36,113.

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

FEDERAL HOME LOAN BANK SYSTEM

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. The Bank, as a member of the Federal Home Loan Bank, is required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the Federal Home Loan Bank, whichever is greater. The Bank was in compliance with this requirement with an investment in Federal Home Loan Bank stock at December 31, 2004 of $3.8 million.

The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts in the late 1980s and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future Federal Home Loan Bank advances increased, The Company's net interest income would likely also be reduced. Recent legislation has changed the structure of the Federal Home Loan Banks funding obligations for insolvent thrifts, revised the capital structure of the Federal Home Loan Banks and implemented entirely voluntary membership for Federal Home Loan Banks. Management cannot predict the effect that these changes may have with respect to its Federal Home Loan Bank membership.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily checking accounts). The regulations generally provide that reserves be maintained against aggregate transaction accounts as follows: a 3% reserve ratio is assessed on net transaction accounts up to and including $47.6 million; a 10% reserve ratio is applied above $47.6. The first $7.0 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. These amounts are adjusted annually. The Bank complies with the foregoing requirements.

FEDERAL AND STATE TAXATION

FEDERAL TAXATION

General. The Company reports income on a calendar year, consolidated basis using the accrual method of accounting, and is subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company. For its 2004 taxable year, the Company is subject to a maximum federal income tax rate of 34%.

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

Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's taxable income. At year-end 2004, the Bank had approximately $922,000 in accumulated earnings and profits.

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

OHIO TAXATION

The Company is subject to the Ohio corporation franchise tax, which, as applied to the Company, is a tax measured by both net earnings and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or 0.4% times of taxable net worth. Under these alternative measures of computing tax liability, complex formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is $1,000 per year and maximum tax liability as measured by net worth is limited to $150,000 per year.

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

AVAILABLE INFORMATION

The Company's website address is www.CFBankonline.com. The Company makes available free of charge through its website its annual report on Form 10-KSB, its quarterly reports on Form 10-QSB, its current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after it electronically files such reports with the Securities and Exchange Commission. These reports can be found on the Company's website under the caption "CF News and Links - Investor Relations - SEC

Filings." Investors also can obtain copies of the Company's filings from the Securities and Exchange Commission's website at www.sec.gov.

ITEM 2      DESCRIPTION OF PROPERTY

The Company conducts its business through five offices located in Summit, Columbiana, Jefferson and Franklin Counties, Ohio.

                                         ORIGINAL                   NET BOOK VALUE OF
                                           YEAR        DATE OF    PROPERTY OR LEASEHOLD
                             LEASED OR   LEASED OR      LEASE        IMPROVEMENTS AT
LOCATION                       OWNED     ACQUIRED    EXPIRATION     DECEMBER 31, 2004
--------                     ---------   ---------   ----------   ----------------------
                                                                  (DOLLARS IN THOUSANDS)
OFFICES:
2923 Smith Rd                 Leased      2004          2014            $   259
Fairlawn, Ohio 44333

601 Main Street               Owned       1989           -                  751
Wellsville, Ohio 43968

49028 Foulks Drive            Owned       1979           -                  327
East Liverpool, Ohio 43920

4249 Easton Way, Suite 125    Leased      2003          2009                 15
Columbus, Ohio 43219

RESERVE MORTGAGE SERVICES
1730 Akron-Peninsula Rd       Leased      2004          2009                 44
Akron, Ohio 44313

ITEM 3      LEGAL PROCEEDINGS

The Company may, from time to time, be involved in various legal proceedings in the normal course of business. Periodically, there have been various claims and lawsuits involving the Company, such as claims to enforce liens, condemnation proceedings on properties in which the Company holds security interests, claims involving the making and servicing of real property loans and other issues incident to the Company's business. The Company is not a party to any pending legal proceedings that the Company believes would have a material adverse effect on its financial condition or operations, if decided adversely to the Company.

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held a special meeting of stockholders on March 14, 2005 to approve an amendment to the Company's Certificate of Incorporation to effect a one-for-325 reverse stock split of the Company's common stock, thereby permitting the Company to apply to the Securities and Exchange Commission to terminate the registration of its common stock pursuant to Section 12(g)(4) of the Securities Exchange Act of 1934. Results of shareholder voting were as follows:

For:                  1,158,219
Against:                123,013
Abstain:                  2,550

Although the measure was approved by stockholders, the Board of Directors abandoned the transaction on March 17, 2004 in the interest of the Company and its shareholders, as the capital cost of the transaction was in excess of the $2 million ceiling which the board had set as the cost for going private. A press release announcing the abandonment of the transaction was issued on March 18, 2004, and the Company filed an amended Schedule 13E-3 with the Commission on March 22, 2004 to report the abandonment.

                                     PART II

ITEM 5 MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-B is incorporated by reference to the Company's 2004 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption "Market Prices and Dividends Declared" on page 16 and in "Note 17 - Capital Requirements and Restrictions on Retained Earnings" at page 37 therein, respectively.

The equity compensation plan information required by Item 201(d) of Regulation S-B is set forth herein under Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 701 of Regulation S-B with respect to the Company's sales of unregistered securities during fiscal 2004 has been reported previously in filings made with the Commission. The information required by Item 703 of Regulation S-B is as follows:

                      ISSUER PURCHASES OF EQUITY SECURITIES

                                                                           Maximum
                                                                         Number (or
                                                         Total Number    Approximate
                                                          of Shares     Dollar Value)
                                                          (or Units)    of Shares (or
                                                         Purchased as    Units) that
                                                           Part of       May Yet Be
                                             Average       Publicly       Purchased
                         Total Number of    Price Paid     Announced      Under the
                        Shares (or Units)   per Share      Plans or       Plans or
Period                      Purchased       (or Unit)      Programs       Programs
------                  -----------------   ----------   ------------   -------------
October 1 - 31, 2004             -                 -              -              -
November 1 - 30, 2004            -                 -              -              -
December 1 - 31, 2004       15,000 (1)      $  12.57              -              -

----------
(1) shares purchased in an open market transaction.

ITEM 6      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Information required by Item 303 of Regulation S-B is incorporated by reference to the Company's 2004 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" at page 4 therein.

ITEM 7      FINANCIAL STATEMENTS

The consolidated financial statements required by Item 310(a) of Regulation S-B are incorporated by reference to the Company's 2004 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption "Financial Statements" at page 17 therein and include the following:

       Report of Independent Registered Public Accounting Firm
       Consolidated Balance Sheets
       Consolidated Statements of Operations
       Consolidated Statements of Comprehensive Income (Loss)
       Consolidated Statements of Changes in Shareholders' Equity
       Consolidated Statements of Cash Flows
       Notes to Consolidated Financial Statements

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A     CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of "disclosure controls and procedures" in Rule 13a-14(c). The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in internal controls. The Company made no significant changes in its internal controls or in other factors that could significantly affect these controls subsequent to the date of the completion of the evaluation of those controls by the Chief Executive Officer and Chief Financial Officer.

ITEM 8B     OTHER INFORMATION

None.

                                    PART III

ITEM 9      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors. Information required by Item 401 of Regulation S-B with respect to the Company's directors and committees of the Board of Directors is incorporated by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission on March 30, 2005, under the caption "PROPOSAL 1. ELECTION OF DIRECTORS."

Executive Officers of the Registrant

                            AGE AT
                         DECEMBER 31,
        NAME                 2004         POSITION HELD WITH THE COMPANY AND/OR SUBSIDIARIES
--------------------     ------------     --------------------------------------------------
David C. Vernon (1)           64          Chairman, President and Chief Executive Officer,
                                          Company; Chairman and Chief Executive Officer, Bank

Mark S. Allio (2)             50          Vice Chairman, President and Chief Executive
                                          Officer, Company; Vice Chairman and Chief
                                          Executive Officer, Bank

Raymond E. Heh                62          President and Chief Operating Officer, Bank

R. Parker MacDonell           50          Regional President - Columbus, Bank

Richard J. O'Donnell          55          President and Chief Executive Officer, Reserve
                                          Mortgage Services, Inc.

Eloise L. Mackus              54          Senior Vice President, General Counsel and
                                          Secretary, Company and Bank

Therese A. Liutkus            45          Treasurer and Chief Financial Officer, Company and
                                          Bank

----------
(1) Mr. Vernon held these positions thru January 31, 2005, after which time he retained the title of Chairman of the Board of Directors.

(2) Mr. Allio was appointed to these positions effective February 1, 2005

David C. Vernon is Chairman of the Board of the Company and Bank. He served as President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank until January 31, 2005. Prior to assuming those positions with the Company and Bank in 2003, he was Chairman and CEO of Founders Capital Corporation. Prior to forming Founders Capital Corporation, Mr. Vernon was Chairman, President and CEO of Summit Bancorp and Summit Bank in Akron, Ohio.

Mark S. Allio was appointed Vice Chairman, President and Chief Executive Officer of the Company and Vice Chairman and Chief Executive Officer of the Bank on February 1, 2005. Mr. Allio was President and Chief Executive Officer of Rock Bank (in formation) in Livonia, Michigan from April 2003 to December 2004, President of Third Federal Savings, MHC in Cleveland, Ohio from January 2000 to

December 2002, Chief Financial Officer of Third Federal from 1988 through 1999, and has worked in banking for more than 17 years.

Raymond E. Heh, President and Chief Operating Officer, joined the Bank in June 2003. Formerly, Mr. Heh held numerous positions at Bank One Akron NA including Chairman, President and CEO. He was with Bank One Akron NA for 18 years and has 40 years of experience in the commercial banking industry. Mr. Heh is a graduate of The Pennsylvania State University.

R. Parker MacDonell is Regional President - Columbus and joined the Bank in May 2003. Mr. MacDonell is a third generation Ohio banker with 18 years of commercial banking experience. He is a former Senior Vice President of Bank One Columbus NA, a position he held for three years during his 15 year tenure with Bank One. He is a graduate of Dartmouth College and received his master's degree from Yale University.

Richard J. O'Donnell has been President and Chief Executive Officer, Reserve Mortgage Services, Inc. (formerly RJO Financial Services, Inc.), 1730 Akron-Peninsula Road, Akron, Ohio 44313, since 1995. Reserve Mortgage Services, Inc. was acquired by the Company in October 2004.

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

Therese A. Liutkus joined the Company and Bank as Chief Financial Officer in November 2003. Prior to that time, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for five years and she has 18 years of banking experience. Ms. Liutkus is a certified public accountant and has a Bachelor's degree in accounting from Cleveland State University.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission on March 30, 2005, under the caption "ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS - Compliance with Section 16(a) of the Exchange Act." Copies of Section 16 reports, Forms 3, 4 and 5, are available on the Company's website, www.CFBankonline.com under the caption "CF News and Links - Investor Relations - Section 16 Filings."

Code of Ethics. The Company has adopted a code of ethics, its Financial Code of Ethics, which meets the requirements of Item 406 of Regulation S-B and applies to the Company's principal executive officer, principal financial officer and principal accounting officer. Since the Company's inception in 1998, it has had a Code of Business Conduct and Ethics (Code of Conduct). The Company requires all directors, officers and other employees to adhere to the Code of Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Conduct requires that the Company's employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company's best interest. The Company's Financial Code of Ethics and Code of Conduct are available on the Company's website, www.CFBankonline.com under the caption "CF News and Links - Investor Relations - Corporate Governance."

ITEM 10      EXECUTIVE COMPENSATION

Information required by Item 402 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission on March 30, 2005, under the caption "EXECUTIVE COMPENSATION."

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission on March 30, 2005, under the caption "STOCK OWNERSHIP."

Related Stockholder Matters. Information required by Item 201(d) of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission on March 30, 2005, under the caption "PROPOSAL 2: SECOND AMENDED AND RESTATED CENTRAL FEDERAL CORPORATION 2003 EQUITY COMPENSATION PLAN - EQUITY COMPENSATION PLAN INFORMATION."

See Part II, Item 7, Financial Statements, Notes 12 and 16, for a description of the principal provisions of the Company's equity compensation plans. The information required by Item 7 is incorporated by reference to the Company's 2004 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption "Financial Statements" at page 17 therein.

ITEM 12     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by Item 404 of Regulation S-B is incorporated by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission on March 30, 2005, under the caption "ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS - Certain Relationships and Related Transactions."

ITEM 13     EXHIBITS

See Exhibit Index at page 35 of this report on Form 10-KSB.

ITEM 14     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to the Company's definitive Proxy Statement for its 2005 Annual Meeting of Stockholders filed with the Commission on March 30, 2005, under the caption "PROPOSAL 3 RATIFICATION OF APPOINTMENT OF INDEPENDENT ACCOUNTANTS."

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CENTRAL FEDERAL CORPORATION

                            /s/ Mark S. Allio
                            ----------------------------------------------------
                            Mark S. Allio
                            Vice Chairman, President and Chief Executive Officer

                            Date: March 30, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 Name                                   Title                         Date
------------------------------------    -------------------------------------   ---------------
/s/ Mark S. Allio                       Vice Chairman of the Board, President    March 30, 2005
------------------------------------    and Chief Executive Officer
Mark S. Allio
(principal executive officer)

/s/ Therese Ann Liutkus                 Treasurer and Chief Financial Officer    March 30, 2005
------------------------------------
Therese Ann Liutkus, CPA
(principal accounting
and financial officer)

/s/ David C. Vernon                     Chairman of the Board                    March 30, 2005
------------------------------------
David C. Vernon

/s/ Jeffrey W. Aldrich                  Director                                 March 30, 2005
------------------------------------
Jeffrey W. Aldrich

/s/ Thomas P. Ash                       Director                                 March 30, 2005
------------------------------------
Thomas P. Ash

/s/ William R. Downing                  Director                                 March 30, 2005
------------------------------------
William R. Downing

/s/ Gerry W. Grace                      Director                                 March 30, 2005
------------------------------------
Gerry W. Grace

/s/ Jerry F. Whitmer                    Director                                 March 30, 2005
------------------------------------
Jerry F. Whitmer

                                  EXHIBIT INDEX

Exhibit No.                             Description of Exhibit
-----------  -------------------------------------------------------------------------
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

   10.1*     Salary Continuation Agreement between CFBank and David C. Vernon

   10.2*     Employment Agreement between CFBank and Richard J. O'Donnell

   10.3*     Amendment to Employment Agreement between Central Federal Corporation and
             David C. Vernon

   10.4*     Amendment to Employment Agreement between CFBank and David C. Vernon

   10.5*     Second Amendment to Employment Agreement between Central Federal
             Corporation and David C. Vernon

   10.6*     Second Amendment to Employment Agreement between CFBank and David C.
             Vernon

   11.1      Statement Re:  Computation of Per Share Earnings

   13.1      Annual Report to Security Holders for the Fiscal Year Ended December 31,
             2004

   21.1      Subsidiaries of the Registrant

   23.1      Consent of Independent Registered Public Accounting Firm

   31.1      Rule 13a-14(a) Certifications of the Chief Executive Officer

   31.2      Rule 13a-14(a) Certifications of the Chief Financial Officer

   32.1      Section 1350 Certifications of the Chief Executive Officer and Chief
             Financial Officer

-------------

*Management contract or compensation plan or arrangement identified pursuant to
Item 13(a) of Form 10-KSB