Form 10QSB
period 2005-03-31
CENTRAL FEDERAL CORP
filed 2005-05-16
CIK 1070680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


                      2923 Smith Road, Fairlawn, Ohio 44333
                      -------------------------------------
                    (Address of principal executive offices)

                                 (330) 666-7979
                                 --------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

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

            Class:                             Outstanding at April 29, 2005
Common stock, $0.01 par value                          2,225,987 shares


Transitional Small Business Disclosure Format (check one)       Yes [ ]  No [X]

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                          QUARTER ENDED MARCH 31, 2005
                                      INDEX

PART I.  Financial Information

                                                                                                           Page
                                                                                                           ----
Item 1.  Financial Statements (Unaudited)

      Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004 .........................      3

      Consolidated Statements of Operations for the three months ended
      March 31, 2005 and 2004.........................................................................      4

      Consolidated Statement of Changes in Shareholders' Equity
      for the three months ended March 31, 2005.......................................................      5

      Consolidated Statements of Comprehensive Loss for the three
      months ended March 31, 2005 and 2004 ...........................................................      6

      Condensed Consolidated Statements of Cash Flows for the three months
      ended March 31, 2005 and 2004...................................................................      7

      Notes to Consolidated Financial Statements .....................................................      8

Item 2.  Management's Discussion and Analysis.........................................................     14

Item 3.  Controls and Procedures......................................................................     20


PART II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders .........................................     21

Item 6.  Exhibits.....................................................................................     21

Signatures ...........................................................................................     22

                           CENTRAL FEDERAL CORPORATION
                          PART I. Financial Information
                          Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

--------------------------------------------------------------------------------


                                                                March 31, 2005         December 31, 2004
                                                                --------------         -----------------
                                                                  (unaudited)
ASSETS
Cash and cash equivalents                                         $     3,346            $    32,675
Securities available for sale                                          15,732                 13,508
Loans, net of allowance of $1,110 and $978                            116,546                108,149
Federal Home Loan Bank stock                                            3,820                  3,778
Loan servicing rights                                                     198                    208
Foreclosed assets, net                                                    112                    132
Premises and equipment, net                                             2,611                  2,690
Goodwill                                                                1,749                  1,749
Other intangible assets                                                   268                    299
Bank owned life insurance                                               3,435                  3,401
Loan sales proceeds receivable                                          2,243                  1,888
Deferred tax asset                                                      1,772                  1,491
Accrued interest receivable and other assets                            1,029                  1,037
                                                                  -----------            -----------
                                                                  $   152,861            $   171,005
                                                                  ===========            ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Non-interest bearing                                         $     6,078            $     5,505
     Interest bearing                                                 104,555                 96,119
                                                                  -----------            -----------
          Total deposits                                              110,633                101,624
Federal Home Loan Bank advances                                        15,895                 41,170
Other borrowings                                                          -                    2,249
Advances by borrowers for taxes and insurance                             199                    321
Accrued interest payable and other liabilities                          1,580                    979
Subordinated debentures                                                 5,155                  5,155
                                                                  -----------            -----------
          Total liabilities                                           133,462                151,498

Shareholders' equity
     Preferred stock, 1,000,000 shares authorized;
        none issued                                                       -                      -
     Common stock, $.01 par value; 6,000,000 shares
        authorized; 2,294,520 shares issued                                23                     23
     Additional paid-in capital                                        12,608                 12,519
     Retained earnings                                                  7,922                  8,497
     Accumulated other comprehensive income                               (79)                    61
     Unearned stock based incentive plan shares                          (291)                  (351)
     Treasury stock, at cost (2005 - 68,533 shares,                                                -
        2004 - 108,671 shares)                                           (784)                (1,242)
                                                                  -----------            -----------
          Total shareholders' equity                                   19,399                 19,507
                                                                  -----------            -----------
                                                                  $   152,861            $   171,005
                                                                  ===========            ===========



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                         Three months ended
                                                                               March 31,
                                                                  --------------------------------
                                                                     2005                  2004
                                                                  ----------            ----------
Interest and dividend income
     Loans, including fees                                        $    1,675            $      970
     Taxable securities                                                  143                   229
     Tax exempt securities                                                 -                    13
     Federal Home Loan Bank stock dividends                               42                    36
     Federal funds sold and other                                         78                    23
                                                                  ----------            ----------
                                                                       1,938                 1,271
Interest expense
     Deposits                                                            535                   324
     Federal Home Loan Bank advances and other debt                      164                    24
     Subordinated debentures                                              70                    52
                                                                  ----------            ----------
                                                                         769                   400
                                                                  ----------            ----------

Net interest income                                                    1,169                   871

Provision for loan losses                                                218                    36
                                                                  ----------            ----------

Net interest income after provision for loan losses                      951                   835

Noninterest income
     Service charges on deposit accounts                                  41                    31
     Net gains on sales of loans                                         211                    17
     Loan servicing fees, net                                              7                     6
     Earnings on bank owned life insurance                                34                    34
     Other                                                                 6                     4
                                                                  ----------            ----------
                                                                         299                    92

Noninterest expense
     Salaries and employee benefits                                      907                   726
     Occupancy and equipment                                             113                    54
     Data processing                                                     124                   114
     Franchise taxes                                                      52                    56
     Professional fees                                                    96                    65
     Director fees                                                        39                    40
     Postage, printing and supplies                                       62                    36
     Advertising and promotion                                            43                    18
     Telephone                                                            36                    21
     Loan expenses                                                         9                    18
     Foreclosed assets, net                                                4                     6
     Depreciation                                                        105                    69
     Amortization of intangibles                                          31                   -
     Other                                                                81                   132
                                                                  ----------            ----------
                                                                       1,702                 1,355
                                                                  ----------            ----------

Loss before income taxes                                                (452)                 (428)

Income tax benefit                                                      (163)                 (160)
                                                                  ----------            ----------

Net loss                                                          $     (289)           $     (268)
                                                                  ==========            ==========

Loss per share:
     Basic                                                        $    (0.13)           $    (0.13)
     Diluted                                                      $    (0.13)           $    (0.13)



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands except per share data)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                                 Unearned
                                                                                  Accumulated  Stock Based
                                                                      Additional     Other       Incentive                 Total
                                              Common       Paid-In     Retained  Comprehensive     Plan      Treasury  Shareholders'
                                              Stock        Capital     Earnings     Income        Shares       Stock       Equity
                                             --------     --------     --------    --------     --------     --------     --------

Balance at January 1, 2005                   $     23     $ 12,519     $  8,497    $     61     $   (351)    $ (1,242)    $ 19,507

Comprehensive loss:
Net loss                                                                   (289)                                              (289)
Other comprehensive loss                                                               (140)                                  (140)
                                                                                                                          --------
     Total comprehensive loss
                                                                                                                              (429)


Recognition of expense for 4,773 stock
  based incentive plan shares                                                                         60                        60
Tax benefits from stock based incentive
  plan shares released                                          33                                                              33
Stock options exercised (40,138 shares)                          2          (86)                                  458          374
Tax benefits from stock options exercised                       54                                                              54
Cash dividends declared ($.09 per share)                                   (200)                                              (200)
                                             --------     --------     --------    --------     --------     --------     --------

 Balance at March 31, 2005                   $     23     $ 12,608     $  7,922    $    (79)    $   (291)    $   (784)    $ 19,399
                                             ========     ========     ========    ========     ========     ========     ========


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                             (Dollars in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                        Three months ended
                                                                             March 31,
                                                                   -----------------------------
                                                                     2005                 2004
                                                                   --------             --------

Net loss                                                           $   (289)            $   (268)

Change in net unrealized gain (loss) on securities
          available for sale                                           (212)                 314

Tax effect                                                               72                 (107)
                                                                   --------             --------

Other comprehensive income (loss)                                      (140)                 207
                                                                   --------             --------

Comprehensive loss                                                 $   (429)            $    (61)
                                                                   ========             ========



--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                     Three months ended March 31,
                                                                      2005                   2004
                                                                   ----------             ----------

Cash flows from operating activities                               $     (768)            $     (676)

Cash flows from investing activities
    Available-for-sale securities:
         Maturities, prepayments and calls                                544                  2,058
         Purchases                                                     (2,017)                     -
    Loan originations and payments, net                                (8,601)                (7,611)
    Additions to premises and equipment                                   (26)                  (399)
                                                                   ----------             ----------
         Net cash from investing activities                           (10,100)                (5,952)

Cash flows from financing activities
    Net change in deposits                                              9,007                  1,524
    Net change in short-term borrowings from the
         Federal Home Loan Bank and other                             (26,524)                     -
    Proceeds from Federal Home Loan Bank
         advances and other debt                                            -                  8,000
    Repayments on Federal Home Loan Bank
         advances and other debt                                       (1,000)                (1,950)
    Net change in advances by borrowers for
         taxes and insurance                                             (122)                  (100)
    Cash dividends paid                                                  (196)                  (183)
    Proceeds from exercise of stock options                               374                     92
    Repurchase of common stock                                              -                   (131)
                                                                   ----------             ----------
         Net cash from financing activities                           (18,461)                 7,252


Net change in cash and cash equivalents                               (29,329)                   624

Beginning cash and cash equivalents                                    32,675                  8,936
                                                                   ----------             ----------

Ending cash and cash equivalents                                   $    3,346             $    9,560
                                                                   ==========             ==========

Supplemental cash flow information:
    Interest paid                                                  $      722             $      411
    Income taxes paid                                                       -                      -

Supplemental noncash disclosures:
    Transfers from loans to repossessed assets                     $        -             $      162


--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
--------------------------------------------------------------------------------


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

In the opinion of the management of Central Federal Corporation (the "Company"), the accompanying consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2004. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's 2004 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

Operating Segments:
Internal financial information is primarily reported and aggregated in two lines of business, banking and mortgage banking.

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



--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
--------------------------------------------------------------------------------

The factors used in the loss per share computation follow.

                                                                                     Three months ended March 31,
                                                                                     2005                   2004
                                                                                 -----------             -----------

Basic
  Net loss                                                                       $      (289)            $      (268)
                                                                                 ===========             ===========

  Weighted average common shares outstanding                                       2,189,716               1,990,246
                                                                                 ===========             ===========

  Basic loss per common share                                                    $     (0.13)            $     (0.13)
                                                                                 ===========             ===========

Diluted
  Net loss                                                                       $      (289)            $      (268)
                                                                                 ===========             ===========

  Weighted average common shares outstanding for basic loss per share              2,189,716               1,990,246

  Add: Dilutive effects of assumed exercises of stock options and
            stock based incentive plan shares                                              -                       -
                                                                                 -----------             -----------

  Average shares and dilutive potential common shares                              2,189,716               1,990,246
                                                                                 ===========             ===========

  Diluted loss per common share                                                  $     (0.13)            $     (0.13)
                                                                                 ===========             ===========


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

                                                            Three months ended March 31,
                                                             2005                   2004
                                                           -------                -------

Stock options                                              216,398                215,097
Stock based incentive plan shares                           24,107                 28,049


In prior periods, the Company had included stock options and stock based incentive plan shares that increased the number of outstanding shares in computing diluted loss per share. However, because the Company had a loss from continuing operations, these potential common shares were anti-dilutive and should not have been considered for the computation. As a result, the Company has revised prior period diluted loss per share amounts. The impact of this change was not material to the diluted loss per share amounts disclosed.


--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
--------------------------------------------------------------------------------

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


                                                                  Three months ended March 31,
                                                                    2005                2004
                                                                 ---------           ---------

Net loss as reported                                             $    (289)          $    (268)
Deduct:  Stock-based compensation expense
    determined under fair value based method                            45                  56
                                                                 ---------           ---------
Pro forma net loss                                               $    (334)          $    (324)
                                                                 =========           =========

Basic loss per share as reported                                 $   (0.13)          $   (0.13)
Pro forma basic loss per share                                       (0.15)              (0.16)

Diluted loss per share as reported                               $   (0.13)          $   (0.13)
Pro forma diluted loss per share                                     (0.15)              (0.16)


The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                    Three months ended
                                                                         March 31,
                                                                           2004
                                                                     -----------------
Risk-free interest rate                                                       3.11%

Expected option life (years)                                                    6.0 years
Expected stock price volatility                                                 23%
Dividend yield                                                                2.75%

Weighted average fair value of options granted during the
period                                                                      $  2.56




Reclassifications:
Some items in the prior year period financial statements were reclassified to conform to the current presentation.



--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
--------------------------------------------------------------------------------


NOTE 2 - LOANS

Loans were as follows:

                                                    March 31, 2005     December 31, 2004
                                                    --------------     -----------------

Commercial                                             $   9,677           $   7,030
Real estate:
    Single-family residential                             41,765              41,450
    Multi-family residential                              28,402              25,602
    Commercial                                            22,308              20,105
    Construction                                             -                 1,127
Consumer                                                  15,673              13,952
                                                       ---------           ---------
          Subtotal                                       117,825             109,266
Less:  Net deferred loan fees                               (169)               (139)
          Allowance for loan losses                       (1,110)               (978)
                                                       ---------           ---------

Loans, net                                             $ 116,546           $ 108,149
                                                       =========           =========

Activity in the allowance for loan losses was as follows:

                                                  Three months ended
                                                        March 31,
                                              -----------------------------
                                                 2005                2004
                                              ---------           ---------

Beginning balance                             $     978           $     415

Provision for loan losses                           218                  36
Loans charged-off                                  (109)                (12)

Recoveries                                           23                   1
                                              ---------           ---------

Ending balance                                $   1,110           $     440
                                              =========           =========


Impaired loans were not material for any period presented.

Nonperforming loans were as follows:

                                                           March 31,               December 31,
                                                             2005                      2004
                                                           --------                ------------

Loans past due over 90 days still on accrual               $      -                  $      -
Nonaccrual loans                                                541                       286

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.


--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
--------------------------------------------------------------------------------


NOTE 3 - FEDERAL HOME LOAN BANK ADVANCES


Advances from the Federal Home Loan Bank were as follows.

                                                                      March 31, 2005    December 31, 2004
                                                                      --------------    -----------------

Maturity April 2005 at 3.02% floating rate                              $    4,625          $        -

Maturity January 2005 at 2.20% floating rate                                     -              28,900
Maturities September 2005 thru September 2008, fixed at rates from 1.78% to 3.41%, averaging 2.81% as of March 31, 2005, and maturities March 2005 thru September 2008, fixed at rates from
1.50% to 3.41%, averaging 2.70% at December 31, 2004                        11,270              12,270
                                                                        ----------          ----------
Total                                                                   $   15,895          $   41,170
                                                                        ==========          ==========


Fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty. The advances were collateralized by $40,855 and $41,269 of first mortgage loans under a blanket lien arrangement, $719 and $695 second mortgage loans, $11,076 and $10,372 of multi-family mortgage loans, $4,170 and $3,236 of home equity lines of credit, $19,472 and $14,964 of commercial real estate loans and $711 and $770 of securities at March 31, 2005 and December 31, 2004. Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $44,992 at March 31, 2005.


Required payments over the next five years are:

March 31, 2006                                $      6,625
March 31, 2007                                       4,000
March 31, 2008                                       4,270
March 31, 2009                                       1,000
March 31, 2010                                           -
                                              ------------
Total                                         $     15,895
                                              ============



--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)
--------------------------------------------------------------------------------


NOTE 4 - SEGMENT INFORMATION

The Company manages and operates two reportable segments: banking and mortgage banking. Loans, securities, deposits and servicing fees provide the revenue in the banking operation, and loan sales provide the revenues in mortgage banking. Parent and Other included activities that are not directly attributed to the reportable segments, and is comprised of the Parent Company and elimination entries between all segments.

All operations are domestic. Prior to the Company's acquisition of Reserve Mortgage Services, Inc., an Ohio corporation ("Reserve"), in October 2004 as an operating subsidiary of the Company's wholly owned subsidiary, CFBank, a federally chartered savings association (the "Bank"), mortgage banking operations were performed by the Bank, and there was only one reportable segment. As such, no segment information is included for the previous period.

The accounting policies are the same as those described in the Summary of Significant Accounting Policies. Income taxes are allocated and transactions among the segments are made at fair value.

For the three months ended:     March 31, 2005

                                                Banking         Mortgage Banking     Parent and Other           Total
                                              ----------        ----------------     ----------------        ----------

Net interest income (expense)                 $    1,243           $       (4)          $      (70)          $    1,169
Provision for loan losses                           (218)                                                          (218)
Other revenue                                         87                  211                    1                  299
Other expense                                     (1,360)                (248)                 (94)              (1,702)
                                              ----------           ----------           ----------           ----------
Loss before income tax                              (248)                 (41)                (163)                (452)
Income tax benefit                                   (94)                 (13)                 (56)                (163)
                                              ----------           ----------           ----------           ----------
Net loss                                      $     (154)          $      (28)          $     (107)          $     (289)
                                              ==========           ==========           ==========           ==========
Segment assets                                $  151,974           $    2,287           $   (1,400)          $  152,861
                                              ==========           ==========           ==========           ==========


--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.

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


GENERAL
The Company's results of operations are dependent primarily on net interest income, which is the difference ("spread") between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company's net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses and franchise and income taxes. The Company's operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company's results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact the Company.

MANAGEMENT STRATEGY
The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans, home equity lines of credit and short-term consumer loans.

During the first quarter of 2005, the Company continued to execute the plan for growth, which started with significant changes in 2003 to utilize its strong capital position to take advantage of opportunities for expansion into business financial services and position itself for growth in the Fairlawn and Columbus, Ohio markets.

Commercial, commercial real estate and multi-family loan balances increased 14.5% during the first quarter of 2005 and totaled $60.4 million at March 31, 2005, as the Company continued its focus on this business. Growth in the loan portfolio was primarily funded through growth in deposits and the Company's existing liquidity. Mortgage loan originations increased and gains on sales totaled $211,000 during the quarter due to production from Reserve, the Company's mortgage services subsidiary which was acquired in October 2004.



--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Profitability in the first quarter of 2005 was impacted by, and near-term profitability is expected to continue to be impacted by provisions for loan losses resulting from increased commercial, commercial real estate and multi-family residential lending and operating costs associated with the Company's growth plan.

The Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. The Company is not aware of any current recommendations by its regulators which would have a material effect if implemented.

FINANCIAL CONDITION

General. Total assets declined $18.1 million and totaled $152.9 million at March 31, 2005 compared to $171.0 million at December 31, 2004. The decline was caused by using cash of $25.3 million to repay overnight Federal Home Loan Bank (FHLB) advances.

Cash and cash equivalents. Cash and cash equivalents totaled $3.3 million at March 31, 2005, a decline of $29.3 million from $32.7 million at December 31, 2004 due to the use of cash to repay FHLB advances and other borrowings.

Securities. Securities available for sale totaled $15.7 million at March 31, 2005, an increase of $2.2 million from $13.5 million at December 31, 2004 due to security purchases during the quarter.

Loans. Loans totaled $116.5 million at March 31, 2005, an increase of $8.4 million or 7.8% from $108.1 million at December 31, 2004 due to growth in commercial, commercial real estate, multi-family residential and consumer loans offset by a decline in single-family mortgage and construction loan balances. Commercial, commercial real estate and multi-family loan balances increased $7.7 million, or 14.5% during the quarter and totaled $60.4 million at March 31, 2005 compared to $52.7 million at December 31, 2004. Consumer loan balances increased $1.7 million or 12.1% during the quarter and totaled $15.7 million at March 31, 2005 compared to $14.0 million at December 31, 2004 due to growth in home equity lines of credit. Single-family residential mortgage and construction loan balances declined $812,000 or 1.9% during the quarter and totaled $41.8 million at March 31, 2005 compared to $42.6 million at December 31, 2004 due to the sale of current mortgage loan production. Construction loans, which totaled $1.1 million at December 31, 2004, were completed and transferred to permanent mortgage loans during the quarter.

Deposits. Deposits increased $9.0 million, or 8.9% during the first quarter of 2005 and totaled $110.6 million at March 31, 2005 compared to $101.6 million at December 31, 2004. The increase was due to growth of $7.0 million in certificate of deposit accounts and $2.0 million in demand deposit accounts, largely commercial checking accounts.

Federal Home Loan Bank advances. FHLB advances totaled $15.9 million at March 31, 2005, a decline of $25.3 million from $41.2 million at December 31, 2004 due to repayments, discussed above.

Other borrowings. Other borrowings, which totaled $2.2 million at December 31, 2004 and represented the outstanding balance on a revolving line of credit with an unaffiliated bank acquired in the Reserve acquisition, were repaid during the quarter ended March 31, 2005.

Shareholders' equity. Total shareholders' equity declined 0.5% during the quarter and totaled $19.4 million at March 31, 2005 compared to $19.5 million at December 31, 2004 due to the net loss and dividends during the quarter. Shareholders' equity was increased by $374,000 from the proceeds of stock options exercised during the quarter. The Company's capital position remains strong and increased to 12.7% at March 31, 2005 compared to 11.4% at December 31, 2004.


--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Office of Thrift Supervision ("OTS") regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at March 31, 2005 and December 31, 2004.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

General. The Company incurred a net loss for the quarter ended March 31, 2005 of $289,000 or $.13 per diluted share, compared to a net loss of $268,000 or $.13 per diluted share for the quarter ended March 31, 2004. The loss for the quarter ended March 31, 2005 was due to an increase in the provision for loan losses reflecting growth in the loan portfolio and the result of increased operating expenses associated with the Company's growth strategy.

Net interest income. Net interest income increased 34.2% and totaled $1.2 million for the quarter ended March 31, 2005, compared to $871,000 for the prior year quarter. The improvement in net interest income was due to growth in assets in accordance with the Company's growth plan. Both the volume and yield on interest-earning assets increased during the first quarter of 2005 compared to the first quarter of 2004. The resultant growth in interest income was partially offset by increased interest expense related to funding loan growth, due to an increase in volume and cost of interest-bearing liabilities during the current year quarter.

Average interest earning assets increased $45.7 million or 46.5% and totaled $143.9 million during the first quarter of 2005 compared to $98.2 million during the first quarter of 2004 due to loan growth pursuant to the Company's strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets increased 15 basis points (bp) and totaled 5.39% during the first quarter of 2005 compared to 5.24% during the prior year quarter as a result of higher short term interest rates in the current year quarter. Interest income increased $667,000 or 52.5% and totaled $1.9 million during the first quarter of 2005 compared to $1.3 million during the prior year quarter due to growth in loan balances. Interest income on loans increased $705,000 or 72.7% and totaled $1.7 million for the quarter ended March 31, 2005 compared to $970,000 for the prior year quarter. Average loan balances increased $50.8 million, or 81.7% to $113.1 million during the first quarter of 2005 compared to $62.2 million during the first quarter of 2004 due to commercial, commercial real estate and multi-family mortgage loan growth. The average yield on loans declined 31 bp to 5.93% during the first quarter of 2005 compared to 6.24% during the first quarter of 2004 reflecting a change in the mix of the loan portfolio resulting from growth in commercial, commercial real estate and multi-family loans which are predominantly adjustable rate loans and tend to have lower yields than long-term fixed-rate mortgage loans. Single-family mortgage loans declined to 35.8% of the net loan portfolio at March 31, 2005 from 56.8% at March 31, 2004. Commercial, commercial real estate and multi-family mortgage loans grew to 51.8% of the net loan portfolio at March 31, 2005 from 24.2% at March 31, 2004.

Average interest-bearing liabilities increased $45.5 million or 52.6% and totaled $132.0 million during the first quarter of 2005 compared to $86.5 million during the first quarter of 2004 due to growth in deposits and borrowings used to fund loan growth. The average cost of interest-bearing liabilities increased 48 bp or 25.9% and totaled 2.33% for the first quarter of 2005 compared to 1.85% for the first quarter of 2004 primarily due to higher short-term interest rates in the current year quarter which resulted in both higher deposit and borrowing costs. Interest expense on deposits increased $211,000 or 65.1% and totaled $535,000 for the quarter ended March 31, 2005 compared to $324,000 for the prior year quarter. Average deposit balances increased $30.1 million and totaled $102.2 million during the quarter ended March 31, 2005 compared to $72.0 million during the prior year quarter due to an increase in certificate of deposit and commercial deposit accounts. The average cost of deposits increased 29 bp to 2.09%


--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

during the quarter ended March 31, 2005 from 1.80% in the prior year quarter. Interest expense on FHLB advances and other debt, including subordinated debentures increased $158,000 and totaled $234,000 during the quarter ended March 31, 2005 compared to $76,000 during the prior year quarter due to a $15.4 million increase in the average balance of debt outstanding, which totaled $29.8 million during the quarter ended March 31, 2005 compared to $14.4 million during the prior year quarter and a 106 bp increase in borrowing costs, to 3.14% during the first quarter of 2005 compared to 2.08% in the prior year quarter.

Net interest margin declined 35 bp to 3.25% for the quarter ended March 31, 2005 compared to 3.60% for the prior year quarter.

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

Based on Management's review, the provision for loan losses totaled $218,000 in the first quarter of 2005, an increase of $182,000 from $36,000 in the prior year quarter. The Company's strategy to expand into business financial services and the significant growth in commercial, commercial real estate and multi-family mortgage loans that resulted from that strategy required an increase in the provision and allowance for loan losses related to these loan types. The provision also included additional reserves for losses on mortgage loans due to $74,000 in write-offs during the quarter ended March 31, 2005. At March 31, 2005, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $981,000, or 88.4% of the total allowance for loan losses, compared to $142,000, or 32.3% at March 31, 2004. At March 31, 2005, the allowance for loan losses on all loan types represented .94% of total loans compared to .67% at March 31, 2004. Nonperforming loans, all of which are nonaccrual loans, increased $255,000 to $541,000, or .5% of total loans at March 31, 2005 compared to $286,000, or .3% of total loans at December 31, 2004 due to an increase in delinquent single-family mortgage loans. More than 95% of the nonaccrual loan balances are secured by single-family homes in the Company's primary market area. Management believes the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at March 31, 2005, however future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.

Noninterest income. Noninterest income increased $207,000 to $299,000 in the first quarter of 2005, compared to $92,000 in the first quarter of 2004, due to increased gains on the sale of loans in the current year quarter. Gains on sale of loans increased $194,000 and totaled $211,000 during the quarter ended March 31, 2005 compared to $17,000 during the quarter ended March 31, 2004 due to increased mortgage originations and sales. The Company sells loans on a servicing released basis.

Noninterest expense. Noninterest expense increased $347,000 and totaled $1.7 million for the quarter ended March 31, 2005 compared to $1.4 million in the prior year period. Operating costs related to Reserve totaled $241,000, including $31,000 amortization of intangible assets during the current year quarter. The current year quarter also included $37,500 costs related to the reverse stock split transaction which was abandoned by the Board of Directors in March 2005. The Company moved to its new headquarters and CFBank location in Fairlawn in April 2004, and occupancy expenses reflect approximately $42,000 more in the current year quarter as compared to the quarter ended March 31, 2004, which was prior to the move.


--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

Income taxes. The income tax benefit associated with the loss for the quarter ended March 31, 2005 totaled $163,000, comparable to the $160,000 tax benefit in the prior year quarter.

CRITICAL ACCOUNTING POLICIES
The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. These policies are presented in Note 1 to the audited consolidated financial statements in the Company's 2004 Annual Report to Shareholders incorporated by reference into the Company's 2004 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require Management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by Management could result in material changes in the Company's financial position or results of operations. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.

The Company has identified accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Company's Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates Management's current judgments about the credit quality of the loan portfolio into determination of the allowance for loan and lease losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the section above captioned "Provision for loan losses" and in the notes to the consolidated financial statements in the Company's 2004 Annual Report to Shareholders incorporated by reference into the Company's 2004 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans).

Another critical accounting policy relates to the valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.8 million and $2.5 million expire in 2023 and 2024, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As the Company continues its strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additionally, the acquisition of Reserve is expected to increase the Company's single-family mortgage loan volume and resultant gains on loan sales. Additional information is included in the notes to the consolidated financial statements in the Company's 2004 Annual Report to Shareholders incorporated by reference into the Company's 2004 Annual Report on Form 10-KSB,
Note 14 (Income Taxes).

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


--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

--------------------------------------------------------------------------------

of competitors and the requirements of its own deposit and loan customers. Management believes that the Bank's liquidity is sufficient.

Liquidity management is both a daily and long-term responsibility of Management. The Company adjusts its investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on Management's assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of its asset/liability management program. In addition to its liquid assets, the Company has other sources of liquidity available including, but not limited to access to advances from the Federal Home Loan Bank, use of brokered deposits and the ability to obtain deposits by offering above-market interest rates.

The Bank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on the Bank's experience with deposit retention and current retention strategies, Management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.

At March 31, 2005, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $13.5 million, or 9.0% of adjusted total assets, which exceeds the required level of $7.5 million, or 5.0%; Tier 1 risk-based capital level of $13.5 million, or 10.7% of risk-weighted assets, which exceeds the required level of $7.5 million, or 6.0%; and risk-based capital of $14.6 million, or 11.6% of risk-weighted assets, which exceeds the required level of $12.6 million, or 10.0%.



--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                     Item 3.
                             CONTROLS AND PROCEDURES

--------------------------------------------------------------------------------

Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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



--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                          PART II. - Other Information

--------------------------------------------------------------------------------


Item 4. Submission of Matters to a Vote of Security Holders

The information required by this item was contained in the Company's Annual Report on Form 10-KSB filed with the Commission on March 30, 2005.

Item 6.  Exhibits

(a)    Exhibit
        Number         Exhibit
       -------         -------

         3.1*          Certificate of Incorporation
         3.2*          Bylaws
         4.0*          Form of Common Stock Certificate
        10.1           Amendment to Salary Continuation Agreement between CFBank and David C. Vernon
        31.1           Rule 13a-14(a) Certifications of the Chief Executive Officer
        31.2           Rule 13a-14(a) Certifications of the Chief Financial Officer
        32.1           Section 1350 Certifications of the Chief Executive Officer and Chief Financial
                       Officer

        * Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 and any amendments thereto, Registration No. 333-64089.






--------------------------------------------------------------------------------

                           CENTRAL FEDERAL CORPORATION
                                   SIGNATURES

--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   CENTRAL FEDERAL CORPORATION




Dated: May 13, 2005                By: /s/ Mark S. Allio
                                       -----------------------------------
                                       Mark S. Allio
                                       Vice Chairman of the Board, President and
                                       Chief Executive Officer




Dated: May 13, 2005                By: /s/ Therese Ann Liutkus
                                       -----------------------------------
                                       Therese Ann Liutkus, CPA
                                       Treasurer and Chief Financial Officer





--------------------------------------------------------------------------------