Form 10QSB
period 2005-06-30
CENTRAL FEDERAL CORP
filed 2005-08-15
CIK 1070680

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark one)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2005

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

                      2923 Smith Road, Fairlawn, Ohio 44333
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (330) 666-7979
                                 --------------
                           (Issuer's telephone number)

           ----------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

           Class:                                  Outstanding at July 29, 2005
Common stock, $0.01 par value                            2,243,662 shares

Transitional Small Business Disclosure Format (check one)      Yes [ ]   No [X]

                           CENTRAL FEDERAL CORPORATION
                                   FORM 10-QSB
                           QUARTER ENDED JUNE 30, 2005
                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I. Financial Information

Item 1. Financial Statements (Unaudited)

     Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004 ......................    3

     Consolidated Statements of Operations for the three and six months ended
     June 30, 2005 and 2004......................................................................    4

     Consolidated Statement of Changes in Shareholders' Equity
     for the six months ended June 30, 2005......................................................    5

     Consolidated Statements of Comprehensive Income (Loss) for the three and six
     months ended June 30, 2005 and 2004 ........................................................    6

     Condensed Consolidated Statements of Cash Flows for the six months ended
     June 30, 2005 and 2004......................................................................    7

     Notes to Consolidated Financial Statements .................................................    8

Item 2. Management's Discussion and Analysis.....................................................   19

Item 3. Controls and Procedures..................................................................   27

PART II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders .....................................   28

Item 6. Exhibits.................................................................................   28

Signatures ......................................................................................   29

                           CENTRAL FEDERAL CORPORATION
                          PART I. Financial Information
                          Item 1. Financial Statements
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands except per share data)

                                                              June 30, 2005   December 31, 2004
                                                              -------------   -----------------
                                                               (unaudited)
ASSETS
Cash and cash equivalents                                     $       1,429     $      32,675
Securities available for sale                                        35,271            13,508
Loans, net of allowance of $1,242 and $978                          108,600           108,149
Federal Home Loan Bank stock                                          3,866             3,778
Loan servicing rights                                                   302               208
Foreclosed assets, net                                                  112               132
Premises and equipment, net                                           2,705             2,690
Goodwill                                                              1,749             1,749
Other intangible assets                                                 237               299
Bank owned life insurance                                             3,469             3,401
Loan sales proceeds receivable                                        3,526             1,888
Deferred tax asset                                                    1,689             1,491
Accrued interest receivable and other assets                          2,137             1,037
                                                              -------------     -------------
                                                              $     165,092     $     171,005
                                                              =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
     Noninterest bearing                                      $       7,222     $       5,505
     Interest bearing                                               111,151            96,119
                                                              -------------     -------------
          Total deposits                                            118,373           101,624
Federal Home Loan Bank advances                                      21,045            41,170
Other borrowings                                                          -             2,249
Advances by borrowers for taxes and insurance                           236               321
Accrued interest payable and other liabilities                          855               979
Subordinated debentures                                               5,155             5,155
                                                              -------------     -------------
          Total liabilities                                         145,664           151,498

Shareholders' equity
     Preferred stock, 1,000,000 shares authorized;
        none issued                                                       -                 -
     Common stock, $.01 par value; 6,000,000 shares
      authorized; 2005 - 2,312,195 shares issued,
      2004 - 2,294,520 shares issued                                     23                23
     Additional paid-in capital                                      12,801            12,519
     Retained earnings                                                7,449             8,497
     Accumulated other comprehensive income                             366                61
     Unearned stock based incentive plan shares                        (427)             (351)
     Treasury stock, at cost (2005 - 68,533 shares,                                         -
        2004 - 108,671 shares)                                         (784)           (1,242)
                                                              -------------     -------------
          Total shareholders' equity                                 19,428            19,507
                                                              -------------     -------------
                                                              $     165,092     $     171,005
                                                              =============     =============

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                               Three months ended        Six months ended
                                                                    June 30,                 June 30,
                                                            -----------------------   -----------------------
                                                               2005         2004         2005         2004
Interest and dividend income
     Loans, including fees                                  $    1,875   $    1,071   $    3,550   $    2,041
     Taxable securities                                            173          210          316          439
     Tax exempt securities                                           -            7            -           20
     Federal Home Loan Bank stock dividends                         46           36           88           72
     Federal funds sold and other                                    4           48           82           71
                                                            ----------   ----------   ----------   ----------
                                                                 2,098        1,372        4,036        2,643
Interest expense
     Deposits                                                      646          309        1,181          633
     Federal Home Loan Bank advances and other debt                132           80          296          104
     Subordinated debentures                                        78           52          148          104
                                                            ----------   ----------   ----------   ----------
                                                                   856          441        1,625          841
                                                            ----------   ----------   ----------   ----------

Net interest income                                              1,242          931        2,411        1,802

Provision for loan losses                                          134           34          352           70
                                                            ----------   ----------   ----------   ----------

Net interest income after provision for loan losses              1,108          897        2,059        1,732

Noninterest income
     Service charges on deposit accounts                            55           31           96           62
     Net gains on sales of loans                                    96           27          307           44
     Loan servicing fees, net                                        -           49            7           55
     Net gains (losses) on sales of securities                       -          (19)           -          (19)
     Earnings on bank owned life insurance                          34           40           68           74
     Other                                                          28            6           34           10
                                                            ----------   ----------   ----------   ----------
                                                                   213          134          512          226

Noninterest expense
     Salaries and employee benefits                                877          810        1,784        1,536
     Occupancy and equipment                                       120           84          233          138
     Data processing                                               119           96          243          210
     Franchise taxes                                                57           57          109          113
     Professional fees                                             135          127          231          192
     Director fees                                                  42           40           81           80
     Postage, printing and supplies                                 35           59           97           95
     Advertising and promotion                                      55           31           98           49
     Telephone                                                      30           23           66           44
     Loan expenses                                                  10           12           19           30
     Foreclosed assets, net                                          3          (15)           7           (9)
     Depreciation                                                  107           85          212          154
     Amortization of intangibles                                    31            -           62            -
     Other                                                         117           74          198          206
                                                            ----------   ----------   ----------   ----------
                                                                 1,738        1,483        3,440        2,838
                                                            ----------   ----------   ----------   ----------

Loss before income taxes                                          (417)        (452)        (869)        (880)

Income tax benefit                                                (147)        (168)        (310)        (328)
                                                            ----------   ----------   ----------   ----------

Net loss                                                    $     (270)  $     (284)  $     (559)        (552)
                                                            ==========   ==========   ==========   ==========

Loss per share:
     Basic                                                  $    (0.12)  $    (0.14)  $    (0.25)  $    (0.28)
     Diluted                                                $    (0.12)  $    (0.14)  $    (0.25)  $    (0.28)

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  (Dollars in thousands except per share data)
                                   (Unaudited)

                                                                           Accumulated
                                                   Additional                 Other       Unearned Stock                 Total
                                           Common    Paid-In   Retained   Comprehensive  Based Incentive  Treasury   Shareholders'
                                            Stock    Capital   Earnings       Income       Plan Shares      Stock       Equity
                                           ------  ----------  --------   -------------  ---------------  --------   -------------
Balance at January 1, 2005                 $   23  $   12,519  $  8,497   $          61    $    (351)     $ (1,242)  $      19,507

Comprehensive loss:
Net loss                                                           (559)                                                      (559)
Other comprehensive income                                                          305                                        305
                                                                                                                     -------------
     Total comprehensive loss                                                                                                 (254)

Issuance of stock based incentive plan
  shares (17,675 shares)                                  193                                   (193)                            -
Recognition of expense for 9,552 stock
  based incentive plan shares                                                                    117                           117
Tax benefits from stock based incentive
  plan shares released                                     33                                                                   33
Stock options exercised (40,138 shares)                     2       (86)                                       458             374
Tax benefits from stock options exercised                  54                                                                   54
Cash dividends declared ($.18 per share)                           (403)                                                      (403)
                                           ------  ----------  --------   -------------    ---------      --------   -------------

Balance at June 30, 2005                   $   23  $   12,801  $  7,449   $         366    $    (427)     $   (784)  $      19,428
                                           ======  ==========  ========   =============    =========      ========   =============

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three months ended         Six months ended
                                                                   June 30,                  June 30,
                                                            -----------------------   -----------------------
                                                               2005         2004         2005         2004
                                                            ----------   ----------   ----------   ----------
Net loss                                                    $     (270)  $     (284)  $     (559)  $     (552)

Change in net unrealized gain (loss) on securities
      available for sale                                           145         (875)         (67)        (561)

Less: Reclassification adjustment for
      losses later recognized in net income                          -          (19)           -          (19)
                                                            ----------   ----------   ----------   ----------

Net unrealized gains and (losses)                                  145         (856)         (67)        (542)

Initial unrealized gain on mortgage-backed securities
      received in securitization                                   530            -          530            -

Tax effect                                                        (230)         291         (158)         184
                                                            ----------   ----------   ----------   ----------

Other comprehensive income (loss)                                  445         (565)         305         (358)
                                                            ----------   ----------   ----------   ----------

Comprehensive income (loss)                                 $      175   $     (849)  $     (254)  $     (910)
                                                            ==========   ==========   ==========   ==========

          See accompanying notes to consolidated financial statements.

                           CENTRAL FEDERAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                             Six months ended June 30,
                                                                               2005             2004
                                                                           ------------     ------------
Cash flows from operating activities                                       $     (3,077)    $       (613)

Cash flows from investing activities
    Net decrease in interest bearing deposits                                         -            1,289
    Available-for-sale securities:
         Sales                                                                        -            3,952
         Maturities, prepayments and calls                                        1,079            3,516
         Purchases                                                               (4,021)          (2,987)
    Loan originations and payments, net                                         (19,259)         (20,483)
    Additions to premises and equipment                                            (229)            (954)
    Other                                                                             -               20
                                                                           ------------     ------------
         Net cash from investing activities                                     (22,430)         (15,647)

Cash flows from financing activities
    Net change in deposits                                                       16,743            4,597
    Net change in short-term borrowings from the
         Federal Home Loan Bank and other                                       (21,374)           8,100
    Proceeds from Federal Home Loan Bank
         advances and other debt                                                      -           10,000
    Repayments on Federal Home Loan Bank
         advances and other debt                                                 (1,000)               -
    Net change in advances by borrowers for
         taxes and insurance                                                        (85)             (12)
    Cash dividends paid                                                            (397)            (367)
    Proceeds from exercise of stock options                                         374               92
    Repurchase of common stock                                                        -             (131)
                                                                           ------------     ------------
         Net cash from financing activities                                      (5,739)          22,279

Net change in cash and cash equivalents                                         (31,246)           6,019

Beginning cash and cash equivalents                                              32,675            8,936
                                                                           ------------     ------------

Ending cash and cash equivalents                                           $      1,429     $     14,955
                                                                           ============     ============

Supplemental cash flow information:
    Interest paid                                                          $      1,571     $        873
    Income taxes paid                                                                 -                -

Supplemental noncash disclosures:
    Securitization of single-family residential mortgage loans             $     18,497     $          -
    Transfers from loans to repossessed assets                                        -              614

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

In the opinion of the management of Central Federal Corporation (the "Company"), the accompanying consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three and six months ended June 30, 2005 and 2004 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company's Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2004. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company's 2004 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.

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

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

The factors used in the loss per share computation follow.

                                                              Three months ended June 30,    Six months ended June 30,
                                                                  2005           2004           2005           2004
                                                              ------------   ------------   ------------   ------------
Basic
   Net loss                                                   $       (270)  $       (284)  $       (559)  $       (552)
                                                              ============   ============   ============   ============

   Weighted average common shares outstanding                    2,202,538      1,995,758      2,196,163      1,993,002
                                                              ============   ============   ============   ============

   Basic loss per common share                                $      (0.12)  $      (0.14)  $      (0.25)  $      (0.28)
                                                              ============   ============   ============   ============

Diluted
   Net loss                                                   $       (270)  $       (284)  $       (559)  $       (552)
                                                              ============   ============   ============   ============
   Weighted average common shares outstanding for
     basic loss per share                                        2,202,538      1,995,758      2,196,163      1,993,002

   Add: Dilutive effects of assumed exercises of stock
     options and stock based incentive plan shares                       -              -              -              -
                                                              ------------   ------------   ------------   ------------

   Average shares and dilutive potential common shares           2,202,538      1,995,758      2,196,163      1,993,002
                                                              ============   ============   ============   ============

   Diluted loss per common share                              $      (0.12)  $      (0.14)  $      (0.25)  $      (0.28)
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

                                                              Three months ended June 30,    Six months ended June 30,
                                                                  2005           2004           2005           2004
                                                              ------------   ------------   ------------   ------------
Stock options                                                    270,714        288,585        243,556        251,841
Stock based incentive plan shares                                 32,917         41,073         28,512         34,561

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

                                                     Three months ended June 30,    Six months ended June 30,
                                                         2005           2004           2005           2004
                                                     ------------   ------------   ------------   ------------
Net loss as reported                                 $       (270)  $       (284)  $       (559)  $       (552)
Deduct: Stock-based compensation expense
    determined under fair value based method                  255             67            300            120
                                                     ------------   ------------   ------------   ------------
Pro forma net loss                                   $       (525)  $       (351)  $       (859)  $       (672)
                                                     ============   ============   ============   ============

Basic loss per share as reported                     $      (0.12)  $      (0.14)  $      (0.25)  $      (0.28)
Pro forma basic loss per share                              (0.24)         (0.18)         (0.39)         (0.34)

Diluted loss per share as reported                   $      (0.12)  $      (0.14)  $      (0.25)  $      (0.28)
Pro forma diluted loss per share                            (0.24)         (0.18)         (0.39)         (0.34)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                      Three months ended June 30,      Six months ended June 30,
                                                         2005            2004            2005            2004
                                                     ------------    ------------    ------------    ------------
Risk-free interest rate                                      3.84%           3.24%           3.84%           3.15%
Expected option life (years)                                    6               6               6               6
Expected stock price volatility                                27%             21%             27%             23%
Dividend yield                                               3.45%           2.74%           3.45%           2.77%

Weighted average fair value of options granted
  during the period                                  $       2.28    $       2.31    $       2.28    $       2.44

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

On June 23, 2005, the Board of Directors approved the accelerated vesting of all unvested stock options awarded prior to 2005 to eligible participants under the 1999 Stock Based Incentive Plan and the 2003 Equity Compensation Plan. As a result of the acceleration, unvested options granted in 2003 and 2004 to acquire 102,000 shares of the registrant's common stock, which otherwise would have vested on various dates thru January 16, 2008, became immediately exercisable. All other terms and conditions applicable to options granted under these plans, including the exercise prices and the number of shares subject to the accelerated options, are unchanged.

The decision to accelerate the vesting of these options was related to the issuance of Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment ("SFAS 123R"). In accordance with the provisions of SFAS 123R, the registrant will adopt the pronouncement on January 1, 2006 and believes the above-mentioned acceleration of vesting will eliminate compensation expense related to these options of approximately $115 and $33 in 2006 and 2007. The total expense is reflected in the pro forma footnote disclosure above, as permitted under the transition guidance provided by the Financial Accounting Standards Board. As a result of the acceleration of the vesting of these options, the Company currently has no options which will be unvested at January 1, 2006. Future option grants will be accounted for in accordance with SFAS 123R.

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

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                            Gross        Gross
                              Fair       Unrealized   Unrealized
                              Value         Gains       Losses
                            ----------   ----------   ----------
June 30, 2005

Federal agency              $    5,941   $        9   $      (75)
Mortgage-backed                 28,322          681          (63)
Municipal                        1,008            3            -
                            ----------   ----------   ----------

Total                       $   35,271   $      693   $     (138)
                            ==========   ==========   ==========

December 31, 2004

Federal agency              $    4,983   $        2   $      (37)
Mortgage-backed                  8,525          195          (68)
                            ----------   ----------   ----------

Total                       $   13,508   $      197   $     (105)
                            ==========   ==========   ==========

Sales of available for sale securities were as follows:

                            Three months ended June 30,    Six months ended June 30,
                                2005           2004           2005           2004
                            ------------   ------------   ------------   ------------
Proceeds                    $          -   $      3,952   $          -   $      3,952
Gross gains                            -             41              -             41
Gross losses                           -            (60)             -            (60)

The tax (benefit) provision related to these net realized gains and losses was ($6) for 2004.

The fair value of debt securities at June 30, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

                                             Available
                                             for Sale
                                               Fair
                                              Value
                                           ------------
Due from one to five years                 $      6,949
Mortgage-backed                                  28,322
                                           ------------

  Total                                    $     35,271
                                           ============

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 2 - SECURITIES (Continued)

Securities with a carrying amount of $19,233 and $770 at June 30, 2005 and December 31, 2004 were pledged to secure Federal Home Loan Bank advances. At June 30, 2005 and December 31, 2004, there were no holdings of securities of any one issuer, other than federal agencies, in an amount greater than 10% of shareholders' equity.

Securities with unrealized losses at June 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

                             Less than 12 Months        12 Months or More                Total
                             -------------------        -----------------                -----
                                        Unrealized                Unrealized                 Unrealized
Description of Securities   Fair Value     Loss      Fair Value      Loss       Fair Value      Loss
-------------------------   ----------  ----------   ----------   ----------    ----------   ----------
June 30, 2005

Federal agency              $    4,941  $     (75)   $        -   $        -    $    4,941   $      (75)
Mortgage-backed                  1,012        (10)        2,242          (53)        3,254          (63)
                            ----------  ---------    ----------   ----------    ----------   ----------
Total temporarily impaired  $    5,953  $     (85)   $    2,242   $      (53)   $    8,195   $     (138)
                            ==========  =========    ==========   ==========    ==========   ==========

December 31, 2004

Federal agency              $    3,976  $     (37)   $        -   $        -    $    3,976   $      (37)
Mortgage-backed                    700         (1)        2,476          (67)        3,176          (68)
                            ----------  ---------    ----------   ----------    ----------   ----------
Total temporarily impaired  $    4,676  $     (38)   $    2,476   $      (67)   $    7,152   $     (105)
                            ==========  =========    ==========   ==========    ==========   ==========

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

                          CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 3 - LOANS

Loans were as follows:

                                           June 30, 2005   December 31, 2004
                                           -------------   -----------------
Commercial                                 $      12,544     $       7,030
Real estate:
    Single-family residential                     21,851            41,450
    Multi-family residential                      30,310            25,602
    Commercial                                    27,111            20,105
    Construction                                       -             1,127
Consumer                                          18,185            13,952
                                           -------------     -------------
      Subtotal                                   110,001           109,266
Less: Net deferred loan fees                        (159)             (139)
      Allowance for loan losses                   (1,242)             (978)
                                           -------------     -------------

Loans, net                                 $     108,600     $     108,149
                                           =============     =============

Activity in the allowance for loan losses was as follows:

                                      Three months ended June 30,    Six months ended June 30,
                                         2005           2004           2005           2004
                                      ------------   ------------   ------------   ------------
Beginning balance                     $      1,110   $        440   $        978   $        415
Provision for loan losses                      134             34            352             70
Loans charged-off                               (8)           (16)          (117)           (28)
Recoveries                                       6              7             29              8
                                      ------------   ------------   ------------   ------------

Ending balance                        $      1,242   $        465   $      1,242   $        465
                                      ============   ============   ============   ============

Impaired loans were not material for any period presented.

Nonperforming loans were as follows:

                                                     June 30, 2005  December 31, 2004
                                                     -------------  -----------------
Loans past due over 90 days still on accrual         $           -  $               -
Nonaccrual loans                                               603                286

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no nonperforming commercial, commercial real estate or multi-family loans at June 30, 2005 or December 31, 2004.

                          CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 4 - SECONDARY MORTGAGE MARKET ACTIVITIES

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans were $43,884 and $27,319 at June 30, 2005 and December 31, 2004.

Custodial escrow balances maintained in connection with serviced loans were $255 and $282 at June 30, 2005 and December 31, 2004.

Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

                                           Three months ended June 30,    Six months ended June 30,
                                               2005           2004           2005           2004
                                           ------------   ------------   ------------   ------------
Servicing rights:
Beginning of period                        $        198   $        207   $        208   $        221
Additions                                           120              3            120              3
Amortized to expense                                 (9)            (2)           (21)           (29)
Provision for loss in fair value                     (7)            29             (5)            42
                                           ------------   ------------   ------------   ------------
End of period                              $        302   $        237   $        302   $        237
                                           ============   ============   ============   ============

Valuation allowance:
Beginning of period                        $         18   $         43   $         20   $         56
Additions expensed                                    7              -              5              -
Reductions credited to expense                        -            (29)             -            (42)
                                           ------------   ------------   ------------   ------------
End of period                              $         25   $         14   $         25   $         14
                                           ============   ============   ============   ============

The fair value of capitalized mortgage servicing rights was $307 and $213 at June 30, 2005 and December 31, 2004. Fair value was determined using a 10% discount rate and prepayment speeds ranging from 200% to 478%, depending on the stratification of the specific right.

Estimated amortization expense for the next five years:

June 30, 2006                           $  73
June 30, 2007                              73
June 30, 2008                              73
June 30, 2009                              73
June 30, 2010                              35

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 5 - SECURITIZATON

On June 30, 2005, the Company securitized single-family residential mortgage loans with an outstanding principal balance of $18.6 million, formerly held in its portfolio, with Freddie Mac. The Company continues to hold the securities and service the loans. The Company receives annual servicing fees of 0.25 percent of the outstanding balance. Since the Company cannot de-securitize the securities to get back the loans, the securitization is not considered a sale or transfer under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but an exchange of loans for securities under SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities because the Company received the beneficial interest in the loans it transferred to Freddie Mac. As such, the mortgage backed securities were recorded at the cost of the loans and were classified as "available for sale" with the $530,000 initial unrealized gain reported in other comprehensive income.

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 6 - FEDERAL HOME LOAN BANK ADVANCES

Advances from the Federal Home Loan Bank were as follows.


                                                                   June 30, 2005     December 31, 2004
                                                                   -------------     -----------------
Maturity July 2005 at 3.53% floating rate                          $       9,775     $               -
Maturity January 2005 at 2.20% floating rate                                   -                28,900

Maturities September 2005 thru September 2008, fixed at rates from 1.78% to 3.41%, averaging 2.81% at June 30, 2005, and maturities March 2005 thru September 2008, fixed at rates
  from 1.50% to 3.41%, averaging 2.70% at December 31, 2004               11,270                12,270
                                                                   -------------     -----------------
Total                                                              $      21,045     $          41,170
                                                                   =============     =================


Fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty.

The advances were collateralized as follows.

                                                                         June 30, 2005              December 31, 2004
                                                                         -------------              -----------------
First mortgage loans under a blanket lien arrangement                    $      22,065              $          41,269
Second mortgage loans                                                              785                            695
Multi-family mortgage loans                                                     13,375                         10,372
Home equity lines of credit                                                      5,230                          3,236
Commercial real estate loans                                                    18,844                         14,964
Securities                                                                      19,233                            770
                                                                         -------------              -----------------
Total                                                                    $      79,532              $          71,306
                                                                         =============              =================

Based on this collateral and the Company's holdings of FHLB stock, the Company is eligible to borrow up to $43,702 at June 30, 2005.

Required payments over the next five years are:

June 30, 2006                                                                                              $   13,775
June 30, 2007                                                                                                   2,000
June 30, 2008                                                                                                   4,270
June 30, 2009                                                                                                   1,000
                                                                                                           ----------
Total                                                                                                      $   21,045
                                                                                                           ==========

                           CENTRAL FEDERAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (Dollars in thousands except per share data)

NOTE 7 - SEGMENT INFORMATION

The Company manages and operates two reportable segments: banking and mortgage services. Loans, securities, deposits and servicing fees provide the revenue in the banking operation, and loan sales provide the revenues in mortgage services. Parent and Other included activities that are not directly attributed to the reportable segments, and is comprised of the Parent Company and elimination entries between all segments.

All operations are domestic. Prior to the Company's acquisition of Reserve Mortgage Services ("Reserve") in October 2004 as a division of the Company's wholly owned subsidiary, CFBank, a federally chartered savings association (the "Bank"), mortgage services were performed by the Bank and there was only one reportable segment. As such, no segment information is included for the previous period.

The accounting policies are the same as those described in the Summary of Significant Accounting Policies. Income taxes are allocated and transactions among the segments are made at fair value.

                                           Banking        Mortgage Services    Parent and Other         Total
                                           -------        -----------------    ----------------         -----
Three months ended June 30, 2005

Net interest income (expense)             $   1,303           $      16           $     (77)          $   1,242
Provision for loan losses                      (134)                  -                   -                (134)
Other revenue                                    98                  96                  19                 213
Other expense                                (1,411)               (238)                (89)             (1,738)
                                          ---------           ---------           ---------           ---------
Loss before income tax                         (144)               (126)               (147)               (417)
Income tax benefit                              (51)                (47)                (49)               (147)
                                          ---------           ---------           ---------           ---------
Net loss                                  $     (93)          $     (79)          $     (98)          $    (270)
                                          =========           =========           =========           =========

Six months ended June 30, 2005

Net interest income (expense)             $   2,546           $      12           $    (147)          $   2,411
Provision for loan losses                      (352)                  -                   -                (352)
Other revenue                                   185                 307                  20                 512
Other expense                                (2,761)               (496)               (183)             (3,440)
                                          ---------           ---------           ---------           ---------
Loss before income tax                         (382)               (177)               (310)               (869)
Income tax benefit                             (145)                (60)               (105)               (310)
                                          ---------           ---------           ---------           ---------
Net loss                                  $    (237)          $    (117)          $    (205)          $    (559)
                                          =========           =========           =========           =========

June 30, 2005

Segment assets                            $ 163,000           $   2,013           $      79           $ 165,092
                                          =========           =========           =========           =========

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

MANAGEMENT STRATEGY

The Company is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit.

During the first half of 2005, the Company continued to execute the plan for growth, which started with significant changes in 2003 to utilize its strong capital position to take advantage of opportunities for expansion into business financial services and position itself for growth in the Fairlawn and Columbus, Ohio markets.

Commercial, commercial real estate and multi-family loans increased $17.3 million or 32.8% in the first half of 2005 and totaled $70.0 million at June 30, 2005. Home equity lines of credit increased $5.5 million or 93.2% in the first half of 2005 and totaled $11.4 million at June 30, 2005. Deposits increased $16.8 million or 16.5% during the first six months of 2005 and totaled $118.4 million at June 30, 2005.

This growth positively impacted the Company's net interest income which increased 33.4% and 33.8% and totaled $1.2 million and $2.4 million for the three and six months ended June 30, 2005 compared to $931,000 and $1.8 million for the prior year periods.

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

On June 30, 2005, the Company securitized single-family residential mortgage loans with an outstanding principal balance of $18.6 million, formerly held in its portfolio, with Freddie Mac. The Company continues to hold the securities and service the loans. The securitization increased liquidity as the securities retained are readily marketable, eliminated credit risk on the loans and reduced the bank's risk-based capital requirement. As a result of the securitization, net single-family residential mortgage loan balances declined $18.5 million, the loan servicing asset increased $120,000 and securities available for sale increased $18.9 million. The unrealized gain on the securities at June 30, 2005 was $530,000 which increased the Company's capital by $350,000.

Profitability in the first half of 2005 was impacted by, and near-term profitability is expected to continue to be impacted by provisions for loan losses resulting from increased commercial, commercial real estate and multi-family residential lending and expenses associated with management, technology and physical resources necessary to support our strategic growth plan. Current projections indicate profitable operations in 2006 that are significantly dependent on the Company's ability to continue to grow. Expenses associated with management, improvements to technology and additional offices which were essential for the Company's expansion into business and financial services require the support of a larger asset base and resultant increased earnings to achieve profitability.

Profitability during the first half of 2005 was also negatively impacted by pretax operating losses of Reserve Mortgage Services (Reserve), the Company's mortgage services division. The Company expected Reserve performance to be accretive to earnings, but lower than projected loan origination volumes have resulted in losses. Goodwill totaling $1.7 million resulted from the Reserve acquisition and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Due to operating losses of Reserve, goodwill was tested for impairment at June 30, 2005 and management believes there was no impairment at that date. The assessment of impairment is significantly dependent on estimates of Reserve's future performance. Should circumstances change, any impairment will be recognized in the period identified. See "Critical Accounting Policies" for additional discussion.

Office of Thrift Supervision ("OTS") regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at June 30, 2005 and December 31, 2004. Continued operating losses may cause the Bank's capital ratios to fall below the well-capitalized levels of regulatory capital, which may require the Company to raise additional capital to be infused into the Bank. In a press release on June 24, 2005, the Company reported that the Board of Directors anticipates the need to retain capital as the Company continues to invest and position itself for growth and increased profitability and indicated that the Board had considered reducing the dividend and advised that payment of the dividend would continue to be evaluated. The Company's common stock has historically yielded a dividend of $.09 per quarter, or $.36 per year.

Other than described above, the Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by its regulators which would have a material effect if implemented.

FINANCIAL CONDITION

General. Total assets at December 31, 2004 included $30.0 million in overnight investments at a positive spread to the Federal Home Loan Bank advances used to fund the investment. Approximately $30.0 million in overnight FHLB advances at a cost of between 1.50% and 2.50% was borrowed and placed in overnight investments earning 2.50% during the last half of 2004 and first quarter of 2005. As short term interest rates increased and the spread between the earnings on the investment and cost of borrowing declined, the cash was withdrawn to repay the advances during the first quarter of 2005. The $5.9 million decline in total assets to $165.1 million at June 30, 2005

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

from $171.0 million at December 31, 2004 was the result of the $30.0 million reduction in cash and borrowings associated with the arbitrage transaction offset by $17.3 million growth in commercial loans and $5.5 million growth in home equity lines of credit. Loan growth was funded by deposits, which increased $16.8 million, and FHLB advances, which increased $9.9 million after the repayment associated with the arbitrage transaction.

Cash and cash equivalents. Cash and cash equivalents totaled $1.4 million at June 30, 2005, a decline of $31.3 million from $32.7 million at December 31, 2004 due to the use of cash to repay FHLB advances as discussed above.

Securities. Securities available for sale totaled $35.3 million at June 30, 2005, an increase of $21.8 million from $13.5 million at December 31, 2004 due to the securitization transaction, discussed above.

Loans. Loans totaled $108.6 million at June 30, 2005 compared to $108.1 million at December 31, 2004. Single-family residential loan balances declined $19.6 million and totaled $21.9 million at June 30, 2005 due to the securitization discussed above. Not considering the securitization transaction, overall loan balances increased 17.5%. Commercial loan balances, which include multi-family and commercial real estate loans, increased $17.3 million and totaled $70.0 million at June 30, 2005 compared to $52.7 million at December 31, 2004 as the Company continued to focus on commercial lending. Total consumer loan balances increased $4.2 million due to the growth in home equity lines of credit mentioned above.

Deposits. Deposits increased $16.8 million or 16.5% during the first six months of 2005 and totaled $118.4 million at June 30, 2005 compared to $101.6 million at December 31, 2004. The increase was due to growth of $13.9 million in certificate of deposit accounts and $4.3 million in demand deposit accounts, largely commercial checking accounts. Traditional savings account balances declined $1.4 million.

Federal Home Loan Bank advances. FHLB advances totaled $21.0 million at June 30, 2005, a decline of $20.2 million from $41.2 million at December 31, 2004 due to repayment of borrowings associated with the arbitrage transaction, discussed above, and use of additional advances to fund loan growth.

Other borrowings. Other borrowings, which totaled $2.2 million at December 31, 2004 and represented the outstanding balance on a revolving line of credit with an unaffiliated bank acquired in the Reserve acquisition, were repaid during the quarter ended March 31, 2005.

Shareholders' equity. Total shareholders' equity declined 0.5% during the first half of 2005 and totaled $19.4 million at June 30, 2005 compared to $19.5 million at December 31, 2004 due to the net loss and dividends during the period. The decline was offset by the $350,000 after tax unrealized gain on the securities retained in the securitization and $374,000 in proceeds from the exercise of stock options. The Company's capital position increased to 11.8% at June 30, 2005 compared to 11.4% at December 31, 2004.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

General. The Company incurred a net loss for the quarter ended June 30, 2005 of $270,000 or $.12 per diluted share compared to a net loss of $284,000 or $.14 per diluted share for the quarter ended June 30, 2004. The loss for the current year quarter was due to provisions for loan losses, expenses associated with management, technology and physical resources necessary to support the Company's strategic growth plan and $126,000 pretax operating losses of Reserve.

Net interest income. Net interest income increased 33.4% to $1.2 million for the quarter ended June 30, 2005 from $931,000 in the prior year quarter due to growth in assets in accordance with the Company's growth plan. Both the volume and yield on interest-earning assets increased in the second quarter of 2005 compared to the prior year

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

quarter. The resultant growth in interest income was partially offset by increased interest expense related to funding loan growth due to an increase in volume and cost of interest-bearing liabilities during the current year quarter.

Average interest earning assets increased $32.2 million or 28.7% to $144.4 million in the second quarter of 2005 from $112.2 million in the second quarter of 2004 due to loan growth pursuant to the Company's strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets increased 92 basis points (bp) to 5.82% in the second quarter of 2005 from 4.90% in the prior year quarter reflecting higher yields on commercial, commercial real estate and multi-family loans. Interest income increased $726,000 or 52.9% to $2.1 million in the second quarter of 2005 from $1.4 million in the prior year quarter due to growth in interest income on loans, which increased $804,000 or 75.1% to $1.9 million for the quarter ended June 30, 2005 from $1.1 million in the prior year quarter. Average loan balances increased $45.7 million, or 63.8% to $117.3 million in the second quarter of 2005 from $71.6 million in the prior year quarter and the average yield on loans increased 41 bp to 6.39% in the second quarter of 2005 from 5.98% in the prior year quarter due to commercial, commercial real estate and multi-family mortgage loan growth.

Average interest-bearing liabilities increased $31.7 million or 31.2% to $133.2 million in the second quarter of 2005 from $101.5 million in the second quarter of 2004 due to growth in deposits used to fund loan growth. The average cost of interest-bearing liabilities increased 83 bp or 47.7% to 2.57% in the second quarter of 2005 from 1.74% in the second quarter of 2004 primarily due to higher short-term interest rates in the current year quarter which resulted in both higher deposit and borrowing costs. Interest expense on deposits increased $337,000 or 109.1% to $646,000 for the quarter ended June 30, 2005 from $309,000 in the prior year quarter. Average deposit balances increased $34.3 million or 46.0% to $108.9 million in the quarter ended June 30, 2005 from $74.6 million in the prior year quarter due to an increase in certificate of deposit and commercial deposit accounts. The average cost of deposits increased 71 bp to 2.37% in the quarter ended June 30, 2005 from 1.66% in the prior year quarter. Interest expense on FHLB advances and other debt, including subordinated debentures increased $78,000 to $210,000 in the quarter ended June 30, 2005 from $132,000 in the prior year quarter due to a 150 bp increase in borrowing costs to 3.46% in the second quarter of 2005 from 1.96% in the prior year quarter.

Net interest margin increased 11 bp to 3.44% for the quarter ended June 30, 2005 compared to 3.33% in the prior year quarter.

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

Based on management's review, the provision for loan losses increased $100,000 to $134,000 in the second quarter of 2005 from $34,000 in the prior year quarter. The Company's strategy to expand into business financial services and the significant growth in commercial, commercial real estate and multi-family mortgage loans that resulted from that strategy required an increase in the provision and allowance for loan losses related to these loan types. At June 30, 2005, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $1.1 million or 91.2% of the total allowance for loan losses, compared to $325,000 or 69.9% at June 30, 2004. At June 30, 2005, the allowance for loan losses on all loan types represented 1.1% of total loans compared to .6% at June 30, 2004. Nonperforming loans, all of which are nonaccrual loans, increased $317,000 to $603,000 or .6% of total loans at June 30, 2005 compared to $286,000 or .3% of total loans at December 31, 2004 due to an increase in delinquent single-family mortgage loans. More than 95% of the nonaccrual loan balances are secured by single-family homes in

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

the Company's primary market area. Management believes the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at June 30, 2005, however future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.

Noninterest income. Noninterest income increased $79,000 or 59.0% to $213,000 in the second quarter of 2005 from $134,000 in the second quarter of 2004 due to increased gains on sales of loans in the current year quarter. Gains on sales of loans increased $69,000 or 255.6% to $96,000 in the current year quarter from $27,000 in the prior year period due to mortgage originations and sales from Reserve. The Company sells loans on a servicing released basis.

Noninterest expense. Noninterest expense increased $255,000 to $1.7 million in the second quarter of 2005 from $1.5 million in the prior year period due to operating costs of Reserve which totaled $238,000, including $31,000 amortization of intangible assets during the current year quarter compared to none in the prior year period as the acquisition of Reserve was completed in October 2004.

Income taxes. The income tax benefit associated with the pretax loss for the quarter ended June 30, 2005 totaled $147,000, comparable to the $168,000 tax benefit in the prior year quarter.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

General. The Company incurred a net loss for the six months ended June 30, 2005 of $559,000 or $.25 per diluted share, compared to a net loss of $552,000 or $.28 per diluted share for the six months ended June 30, 2004. The loss for the current year period was due to provisions for loan losses, expenses associated with management, technology and physical resources necessary to support the Company's strategic growth plan and $177,000 pretax operating losses of Reserve.

Net interest income. Net interest income increased 33.8% to $2.4 million for the six months ended June 30, 2005 from $1.8 million in the prior year period due to growth in assets in accordance with the Company's growth plan. Both the volume and yield on interest-earning assets increased in the first half of 2005 compared to the prior year period. The resultant growth in interest income was partially offset by increased interest expense related to funding loan growth due to an increase in volume and cost of interest-bearing liabilities in the current year period.

Average interest earning assets increased $38.9 million or 37.0% to $144.1 million in the first half of 2005 from $105.2 million in the first half of 2004 due to loan growth pursuant to the Company's strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets increased 55 bp to 5.60% in the first half of 2005 from 5.05% in the prior year period reflecting higher yields on commercial, commercial real estate and multi-family loans. Interest income increased $1.4 million or 52.7% to $4.0 million in the first half of 2005 from $2.6 million in the prior year period due to growth in interest income on loans, which increased $1.5 million or 73.9% to $3.5 million for the six months ended June 30, 2005 from $2.0 million in the prior year period. Average loan balances increased $48.3 million, or 72.2% to $115.2 million in the first half of 2005 from $66.9 million in the prior year period and the average yield on loans increased 6 bp to 6.16% in the first half of 2005 from 6.10% in the prior year period due to commercial, commercial real estate and multi-family mortgage loan growth.

Average interest-bearing liabilities increased $38.6 million or 41.1% to $132.6 million in the first half of 2005 from $94.0 million in the first half of 2004 due to growth in deposits and borrowings used to fund loan growth. The average cost of interest-bearing liabilities increased 66 bp or 36.9% to 2.45% in the first half of 2005 from 1.79% in prior year period primarily due to higher short-term interest rates in the current year period which resulted in both higher deposit and borrowing costs. Interest expense on deposits increased $548,000 or 86.6% to $1.2 million for the six months ended June 30, 2005 from $633,000 in the prior year period. Average deposit balances increased $32.2 million or 43.9% to $105.5 million in the six months ended June 30, 2005 from $73.3 million in the prior year period due to an increase in certificate of deposit and commercial deposit accounts. The average cost of deposits

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

increased 51 bp to 2.24% in the six months ended June 30, 2005 from 1.73% in the prior year period. Interest expense on FHLB advances and other debt, including subordinated debentures increased $236,000 to $444,000 in the six months ended June 30, 2005 from $208,000 in the prior year period due to a 127 bp increase in borrowing costs to 3.28% in the first half of 2005 from 2.01% in the prior year quarter.

Net interest margin decreased 10 bp to 3.35% for the six months ended June 30, 2005 compared to 3.45% in the prior year period.

Provision for loan losses. Based on management's review of the factors and market conditions discussed above, the provision for loan losses increased $282,000 to $352,000 in the first half of 2005 from $70,000 in the prior year period. The provision for loan losses reflects growth in commercial, commercial real estate and multi-family loans in the current year period as discussed previously.

Noninterest income. Noninterest income increased $286,000 or 126.5% to $512,000 in the first half of 2005 from $226,000 in the first half of 2004 due to mortgage originations and sales from Reserve which resulted in $307,000 in gains on sales of loans in the six months ended June 30, 2005, a $263,000 increase from $44,000 in the prior year period.

Noninterest expense. Noninterest expense increased $602,000 to $3.4 million in the first half of 2005 from $2.8 million in the prior year period due to operating costs of Reserve which totaled $496,000, including $62,000 amortization of intangible assets during the current year period compared to none in the prior year period as the acquisition of Reserve was completed in October 2004. The current year period also included $37,500 costs related to the reverse stock split transaction which was abandoned by the Board in March 2005. The Company moved to its new headquarters and CFBank location in Fairlawn in April 2004, and occupancy expenses related to the facility increased approximately $56,000 during the six months ended June 30, 2005 compared to the prior year period.

Income taxes. The income tax benefit associated with the pretax loss for the six months ended June 30, 2005 totaled $310,000, comparable to the $328,000 tax benefit in the prior year period.

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

The Company has identified accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Company's Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management's current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the section above captioned "Provision for loan losses" and in the notes to the consolidated financial statements in

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

the Company's 2004 Annual Report to Shareholders incorporated by reference into the Company's 2004 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans).

Another critical accounting policy relates to the valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.8 million and $2.5 million expire in 2023 and 2024, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As the Company continues its strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additionally, mortgage service operations are expected to increase the Company's single-family mortgage loan volume and resultant gains on loan sales. Additional information is included in the notes to the consolidated financial statements in the Company's 2004 Annual Report to Shareholders incorporated by reference into the Company's 2004 Annual Report on Form 10-KSB,
Note 14 (Income Taxes).

Another critical accounting policy relates to the valuation of goodwill and the assessment of impairment. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill totaling $1.7 million resulted from the Reserve acquisition and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Due to operating losses of Reserve, goodwill was tested for impairment at June 30, 2005 and management believes there was no impairment at that date. The assessment of impairment is significantly dependent on estimates of Reserve's future performance. Should circumstances change, any impairment will be recognized in the period identified. Additional information is included in the notes to the consolidated financial statements in the Company's 2004 Annual Report to Shareholders incorporated by reference into the Company's 2004 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 2 (Business Combination).

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

                           CENTRAL FEDERAL CORPORATION
                                     Item 2.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

At June 30, 2005, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $13.4 million, or 8.2% of adjusted total assets, which exceeds the required level of $8.2 million, or 5.0%; Tier 1 risk-based capital level of $13.4 million, or 9.9% of risk-weighted assets, which exceeds the required level of $8.1 million, or 6.0%; and risk-based capital of $14.7 million, or 10.8% of risk-weighted assets, which exceeds the required level of $13.6 million, or 10.0%.

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

                           CENTRAL FEDERAL CORPORATION
                          PART II. - Other Information

Item 4. Submission of Matters to a Vote of Security Holders

Central Federal Corporation held its Annual Meeting of shareholders on May 29, 2005. Results of shareholder voting were as follows:

      a.    Election of Directors:

                            William R. Downing     Gerry W. Grace
                            ------------------     --------------
Term of office                     Three years        Three years
For                                  1,745,367          1,760,218
Withheld                                76,929             62,078

            The following directors' terms of office as a director continued after the meeting:

                  Jeffrey W. Aldrich
                  Mark S. Allio
                  Thomas P. Ash
                  David C. Vernon
                  Jerry F. Whitmer

      b.    Approval of the Second Amended and Restated 2003 Equity Compensation
            Plan:

                  For 983,298
                  Against 164,070
                  Abstain 4,830
                  Broker non-votes 670,098

      b. Ratification of the appointment of Crowe Chizek and Company LLC as independent auditors of the Company for the year ending December 31, 2005:

                  For  1,790,284
                  Against 25,225
                  Abstain  6,787

Item 6. Exhibits

(a) Exhibit
     Number           Exhibit
     ------           -------
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

                                       CENTRAL FEDERAL CORPORATION

Dated: August 15, 2005                 By: /s/ Mark S. Allio
                                           -----------------------------------
                                           Mark S. Allio
                                           Vice Chairman of the Board, President
                                           and Chief Executive Officer

Dated: August 15, 2005                 By: /s/ Therese Ann Liutkus
                                           -----------------------------------
                                           Therese Ann Liutkus, CPA
                                           Treasurer and Chief Financial Officer