Form 10QSB
period 2005-09-30
CENTRAL FEDERAL CORP
filed 2005-10-28
CIK 1070680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to______________
Commission File Number 0-25045
CENTRAL FEDERAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware	34-1877137

(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)
2923 Smith Road, Fairlawn, Ohio 44333
(Address of principal executive offices)
(330) 666-7979
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class:	Outstanding at October 26, 2005
Common stock, $0.01 par value	2,243,662 shares
Transitional Small Business Disclosure Format (check one) Yes☐ No☑

CENTRAL FEDERAL CORPORATION
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2005
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Cash and cash equivalents	$2,335	$32,675
Securities available for sale	33,321	13,508
Loans held for sale	178	—
Loans, net of allowance of $1,225 and $978	106,999	108,149

Federal Home Loan Bank stock	3,914	3,778
Loan servicing rights	286	208
Foreclosed assets, net	33	132
Premises and equipment, net	2,839	2,690
Goodwill	—	1,749
Other intangible assets	—	299
Bank owned life insurance	3,504	3,401
Loan sales proceeds receivable	1,057	1,888
Deferred tax asset	1,952	1,491
Accrued interest receivable and other assets	1,435	1,037

	$157,853	$171,005

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$5,925	$5,505
Interest bearing	114,820	96,119

Total deposits	120,745	101,624
Federal Home Loan Bank advances	13,945	41,170
Other borrowings	—	2,249
Advances by borrowers for taxes and insurance	69	321
Accrued interest payable and other liabilities	757	979
Subordinated debentures	5,155	5,155

Total liabilities	140,671	151,498

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2005 - 2,312,195 shares issued, 2004 - 2,294,520 shares issued	23	23

Additional paid-in capital	12,801	12,519
Retained earnings	5,179	8,497
Accumulated other comprehensive income	316	61
Unearned stock based incentive plan shares	(354)	(351)
Treasury stock, at cost (2005 - 68,533 shares, 2004 - 108,671 shares)	(783)	(1,242)

Total shareholders’ equity	17,182	19,507

	$157,853	$171,005

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004
Interest and dividend income
Loans, including fees	$1,724	$1,287	$5,274	$3,328
Taxable securities	411	181	727	620
Tax exempt securities	—	—	—	20
Federal Home Loan Bank stock dividends	48	40	136	112
Federal funds sold and other	4	109	86	180

	2,187	1,617	6,223	4,260

Interest expense
Deposits	758	360	1,939	993
Federal Home Loan Bank advances and other debt	119	146	415	250
Subordinated debentures	83	58	231	162

	960	564	2,585	1,405

Net interest income	1,227	1,053	3,638	2,855

Provision for loan losses	50	296	402	366

Net interest income after provision for loan losses	1,177	757	3,236	2,489

Noninterest income
Service charges on deposit accounts	46	36	142	98
Net gains on sales of loans	54	19	361	63
Loan servicing fees, net	15	(6)	22	49
Net gains (losses) on sales of securities	—	(36)	—	(55)
Earnings on bank owned life insurance	35	36	103	110
Other	11	7	45	17

	161	56	673	282

Noninterest expense
Salaries and employee benefits	901	977	2,685	2,513
Occupancy and equipment	117	84	350	222
Data processing	117	105	360	315
Franchise taxes	54	55	163	168
Professional fees	145	90	376	282
Director fees	46	47	127	127
Postage, printing and supplies	31	89	128	184
Advertising and promotion	16	22	114	71
Telephone	28	20	94	64
Loan expenses	6	8	25	38
Foreclosed assets, net	15	12	22	3
Depreciation	99	98	311	252
Amortization of intangibles	20	—	82	—
Impairment loss on goodwill and intangibles	1,966	—	1,966	—
Other	82	226	280	432

	3,643	1,833	7,083	4,671

Loss before income taxes	(2,305)	(1,020)	(3,174)	(1,900)

Income tax benefit	(237)	(355)	(547)	(683)

Net loss	$(2,068)	$(665)	$(2,627)	$(1,217)

Loss per share:
Basic	$(0.94)	($0.33)	$(1.19)	($0.61)
Diluted	$(0.94)	($0.33)	$(1.19)	($0.61)
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated Other	Unearned Stock
		Additional Paid-In		Comprehensive	Based Incentive		Total Shareholders’
	Common Stock	Capital	Retained Earnings	Income	Plan Shares	Treasury Stock	Equity

Balance at January 1, 2005	$23	$12,519	$8,497	$61	$(351)	$(1,242)	$19,507

Comprehensive loss:
Net loss			(2,627)				(2,627)
Other comprehensive income				255			255

Total comprehensive loss							(2,372)

Issuance of stock based incentive plan shares (17,675 shares)		193			(193)		—
Release of 15,852 stock based incentive plan shares					190		190
Tax benefits from stock based incentive plan shares released		33					33
Stock options exercised (40,138 shares)		2	(86)			459	375
Tax benefits from stock options exercised		54					54
Cash dividends declared ($.27 per share)			(605)				(605)

Balance at September 30, 2005	$23	$12,801	$5,179	$316	$(354)	$(783)	$17,182

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net loss	$(2,068)	$(665)	$(2,627)	$(1,217)

Change in net unrealized gain (loss) on securities available for sale	(75)	396	(142)	(165)

Less: Reclassification adjustment for gains and (losses) later recognized in net income	—	(36)	—	(55)

Net unrealized gains and (losses)	(75)	432	(142)	(110)

Initial unrealized gain on mortgage-backed securities received in securitization	—	—	530	—

Tax effect	25	(147)	(133)	37

Other comprehensive income (loss)	(50)	285	255	(73)

Comprehensive loss	$(2,118)	$(380)	$(2,372)	$(1,290)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities	$(379)	$(929)

Cash flows from investing activities
Net decrease in interest bearing deposits	—	1,289
Available-for-sale securities:
Sales	1,435	15,191
Maturities, prepayments and calls	2,550	4,503
Purchases	(5,037)	(6,076)
Loan originations and payments, net	(17,677)	(34,262)
Loans purchased	—	(5,390)
Additions to premises and equipment	(462)	(1,007)
Other	69	79

Net cash from investing activities	(19,122)	(25,673)

Cash flows from financing activities
Net change in deposits	19,111	16,997
Net change in short-term borrowings from the Federal Home Loan Bank and other	(27,474)	13,900
Proceeds from Federal Home Loan Bank advances and other debt	—	12,270
Repayments on Federal Home Loan Bank advances and other debt	(2,000)	—
Net change in advances by borrowers for taxes and insurance	(252)	(6)
Cash dividends paid	(599)	(549)
Proceeds from exercise of stock options	375	306
Repurchase of common stock	—	(131)

Net cash from financing activities	(10,839)	42,787

Net change in cash and cash equivalents	(30,340)	16,185

Beginning cash and cash equivalents	32,675	8,936

Ending cash and cash equivalents	$2,335	$25,121

Supplemental cash flow information:
Interest paid	$2,509	$1,407
Income taxes paid	—	—

Supplemental noncash disclosures:
Securitization of single-family residential mortgage loans	$18,497	$—
Transfers from loans to repossessed assets	—	728
See accompanying notes to consolidated financial statements.

7.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with accounting principles generally accepted in the United States of America. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.
In the opinion of the management of Central Federal Corporation (the “Company”), the accompanying consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three and nine months ended September 30, 2005 and 2004 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2004. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2004 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.
Operating Segments:
Internal financial information is primarily reported and aggregated in two lines of business, banking and mortgage services.
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

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The factors used in the loss per share computation follow.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic
Net loss	$(2,068)	$(665)	$(2,627)	$(1,217)

Weighted average common shares outstanding	2,208,071	2,017,645	2,200,176	2,001,276

Basic loss per common share	$(0.94)	$(0.33)	$(1.19)	$(0.61)

Diluted
Net loss	$(2,068)	$(665)	$(2,627)	$(1,217)

Weighted average common shares outstanding for basic loss per share	2,208,071	2,017,645	2,200,176	2,001,276

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	—	—	—	—

Average shares and dilutive potential common shares	2,208,071	2,017,645	2,200,176	2,001,276

Diluted loss per common share	$(0.94)	$(0.33)	$(1.19)	$(0.61)

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Stock options	297,539	259,504	261,550	254,395
Stock based incentive plan shares	33,537	34,524	30,187	34,549

9.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Stock Compensation:
Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net loss as reported	$(2,068)	$(665)	$(2,627)	$(1,217)
Deduct: Stock-based compensation expense determined under fair value based method	59	23	358	144

Pro forma net loss	$(2,127)	$(688)	$(2,985)	$(1,361)

Basic loss per share as reported	$(0.94)	$(0.33)	$(1.19)	$(0.61)
Pro forma basic loss per share	(0.96)	(0.34)	(1.36)	(0.68)

Diluted loss per share as reported	$(0.94)	$(0.33)	$(1.19)	$(0.61)
Pro forma diluted loss per share	(0.96)	(0.34)	(1.36)	(0.68)
The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.
There were no options granted in the quarter ended September 30, 2004.

	Three months
	ended September
	30,	Nine months ended September 30,
	2005	2005	2004
Risk-free interest rate	3.98%	3.85%	3.26%
Expected option life (years)	6	6	6
Expected stock price volatility	26%	27%	24%
Dividend yield	3.62%	3.46%	2.86%

Weighted average fair value of options granted during the period	$2.03	$2.27	$2.52

10.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
On June 23, 2005, the Board of Directors approved the accelerated vesting of all unvested stock options awarded prior to 2005 to eligible participants under the 1999 Stock Based Incentive Plan and the 2003 Equity Compensation Plan. As a result of the acceleration, unvested options granted in 2003 and 2004 to acquire 102,000 shares of the registrant’s common stock, which otherwise would have vested on various dates thru January 16, 2008, became immediately exercisable. All other terms and conditions applicable to options granted under these plans, including the exercise prices and the number of shares subject to the accelerated options, are unchanged. No compensation expense was recognized from the accelerated vesting of the stock options because all options had an exercise price greater than the Company’s stock price on June 23, 2005.
The decision to accelerate the vesting of these options was related to the issuance of Statement of Financial Accounting Standard No. 123 (revised 2004), Share Based Payment (“SFAS 123R”). In accordance with the provisions of SFAS 123R, the registrant will adopt the pronouncement on January 1, 2006 and believes the above-mentioned acceleration of vesting will eliminate compensation expense related to these options of approximately $115 and $33 in 2006 and 2007. The total expense is reflected in the pro forma footnote disclosure above, as permitted under the transition guidance provided by the Financial Accounting Standards Board. As a result of the acceleration of the vesting of these options, the Company currently has no options which will be unvested at January 1, 2006. Future option grants will be accounted for in accordance with SFAS 123R.
Reclassifications:
Some items in the prior year period financial statements were reclassified to conform to the current presentation.

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES
The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
September 30, 2005
Federal agency	$5,907	$1	$(101)
Mortgage-backed	25,403	662	(73)
Municipal	2,011	—	(9)

Total	$33,321	$663	$(183)

December 31, 2004
Federal agency	$4,983	$2	$(37)
Mortgage-backed	8,525	195	(68)

Total	$13,508	$197	$(105)

Sales of available for sale securities were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Proceeds	$1,435	$11,239	$1,435	$15,191
Gross gains	—	—	—	41
Gross losses	—	(36)	—	(96)
The tax (benefit) provision related to these net realized gains and losses was ($12) and ($19) for the three and nine months ended September 30, 2004.
The fair value of debt securities at September 30, 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available
for Sale
Fair
Value
Due from one to five years	$6,910
Due from five to ten years	1,008
Mortgage-backed	25,403

Total	$33,321

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES (Continued)
Securities with a carrying amount of $17,066 and $770 at September 30, 2005 and December 31, 2004 were pledged to secure Federal Home Loan Bank advances. At September 30, 2005 and December 31, 2004, there were no holdings of securities of any one issuer, other than federal agencies, in an amount greater than 10% of shareholders’ equity.
Securities with unrealized losses at September 30, 2005 and December 31, 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

September 30, 2005
Federal agency	$4,913	$(101)	$—	$—	$4,913	$(101)
Mortgage-backed	2,953	(19)	2,076	(54)	5,029	(73)
Municipal	2,011	(9)			2,011	(9)

Total temporarily impaired	$9,877	$(129)	$2,076	$(54)	$11,953	$(183)

December 31, 2004
Federal agency	$3,976	$(37)	$—	$—	$3,976	$(37)
Mortgage-backed	700	(1)	2,476	(67)	3,176	(68)

Total temporarily impaired	$4,676	$(38)	$2,476	$(67)	$7,152	$(105)

Unrealized losses on the above securities have not been recognized in income because the issuers of the bonds are all federal agencies and municipal bonds with high credit ratings and the decline in fair value is temporary and largely due to changes in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and/or market rates decline.

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – LOANS
Loans were as follows:

	September 30, 2005	December 31, 2004

Commercial	$12,481	$7,030
Real estate:
Single-family residential	23,352	41,450
Multi-family residential	25,620	25,602
Commercial	26,753	20,105
Construction	—	1,127
Consumer	20,181	13,952

Subtotal	108,387	109,266
Less: Net deferred loan fees	(163)	(139)
Allowance for loan losses	(1,225)	(978)

Loans, net	$106,999	$108,149

Activity in the allowance for loan losses was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Beginning balance	$1,242	$465	$978	$415
Provision for loan losses	50	296	402	366
Loans charged-off	(83)	(22)	(200)	(50)
Recoveries	16	8	45	16

Ending balance	$1,225	$747	$1,225	$747

Impaired loans were not material for any period presented.
Nonperforming loans were as follows:

	September 30, 2005	December 31, 2004
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	606	286
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. There were no nonperforming commercial, commercial real estate or multi-family loans at September 30, 2005 or December 31, 2004.

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – SECONDARY MORTGAGE MARKET ACTIVITIES
Mortgage loans serviced for others are not reported as assets. The principal balances of these loans were $40,384 and $27,319 at September 30, 2005 and December 31, 2004.
Custodial escrow balances maintained in connection with serviced loans were $295 and $282 at September 30, 2005 and December 31, 2004.
Activity for capitalized mortgage servicing rights and the related valuation allowance follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Servicing rights:
Beginning of period	$302	$237	$208	$221
Additions	—	—	120	3
Amortized to expense	(28)	(11)	(49)	(40)
Provision for loss in fair value	12	(14)	7	28

End of period	$286	$212	$286	$212

Valuation allowance:
Beginning of period	$25	$14	$20	$56
Additions expensed	—	14	—	14
Reductions credited to expense	(12)	—	(7)	(42)

End of period	$13	$28	$13	$28

The fair value of capitalized mortgage servicing rights was $295 and $213 at September 30, 2005 and December 31, 2004. Fair value was determined using a 10% discount rate and prepayment speeds ranging from 189% to 435%, depending on the stratification of the specific right.
Estimated amortization expense for the next five years:

September 30, 2006	$63
September 30, 2007	63
September 30, 2008	63
September 30, 2009	63
September 30, 2010	47

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 – SECURITIZATON
On June 30, 2005, the Company securitized single-family residential mortgage loans with an outstanding principal balance of $18.6 million, formerly held in its portfolio, with Freddie Mac. The Company continues to hold the securities and service the loans. The Company receives annual servicing fees of 0.25 percent of the outstanding balance. Since the Company cannot de-securitize the securities to get back the loans, the securitization is not considered a sale or transfer under SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, but an exchange of loans for securities under SFAS No. 134, Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise and SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities because the Company received the beneficial interest in the loans it transferred to Freddie Mac. As such, the mortgage backed securities were recorded at the cost of the loans and were classified as “available for sale” with the $530,000 initial unrealized gain reported in other comprehensive income.

16.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – GOODWILL AND INTANGIBLE ASSETS
The change in balance of goodwill during the period is as follows:

Three and nine months ended
September 30, 2005

Beginning of period	$1,749
Acquired goodwill	—
Impairment	(1,749)

End of period	$—

Goodwill was related to the October 2004 acquisition of Reserve Mortgage Services, Inc., the Company’s mortgage services division. The acquisition of Reserve was expected to be immediately accretive to earnings. Unfortunately, the Reserve operation has experienced losses rather than the expected profits. Management does not believe that volumes will achieve a sufficient level to support the recorded goodwill. As a result, a goodwill impairment loss of $1,749 was recorded in the quarter ended September 30, 2005. The fair value of the mortgage services segment was estimated using the expected present value of future cash flows in determining the impairment loss.
Other intangible assets were as follows :

	September 30, 2005		December 31, 2004
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Noncompete agreement	$—	$—	$25	$4
Prior owner intangible	—	—	295	17

Total	$—	$—	$320	$21

Aggregate amortization expense was $20 and $82 for the three and nine months ended September 30, 2005. There was no amortization expense in the prior year periods as the assets were acquired in the Company’s purchase of Reserve Mortgage Services, Inc. in October 2004.
In association with the goodwill impairment loss discussed above, it was determined that the carrying amount of other intangible assets was not recoverable and exceeded the fair value. An impairment loss of $217, the unamortized balance of other intangible assets, was recorded in the quarter ended September 30, 2005.

17.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 – FEDERAL HOME LOAN BANK ADVANCES
Advances from the Federal Home Loan Bank were as follows.

	September 30, 2005	December 31, 2004

Maturity October 2005 at 4.06% floating rate	$3,675	$—
Maturity January 2005 at 2.20% floating rate	—	28,900

Maturities March 2006 thru September 2008, fixed at rates from 2.03% to 3.41%, averaging 2.91% at September 30, 2005, and maturities March 2005 thru September 2008, fixed at rates from 1.50% to 3.41%, averaging 2.70% at December 31, 2004	10,270	12,270

Total	$13,945	$41,170

Fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty.
The advances were collateralized as follows.

	September 30, 2005	December 31, 2004

First mortgage loans under a blanket lien arrangement	$23,131	$41,269
Second mortgage loans	786	695
Multi-family mortgage loans	11,245	10,372
Home equity lines of credit	5,272	3,236
Commercial real estate loans	18,186	14,964
Securities	17,066	770

Total	$75,686	$71,306

Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $48,664 at September 30, 2005.
Required payments over the next five years are:

September 30, 2006	$7,675
September 30, 2007	4,270
September 30, 2008	2,000
September 30, 2009	—
September 30, 2010	—

Total	$13,945

18.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 8 – SEGMENT INFORMATION
The Company manages and operates two reportable segments: banking and mortgage services. Loans, securities, deposits and servicing fees provide the revenue in the banking operation, and 1-4 family mortgage loan sales provide the revenues in mortgage services. Parent and Other included activities that are not directly attributed to the reportable segments, and is comprised of the Parent Company and elimination entries between all segments.
All operations are domestic. Prior to the Company’s acquisition of Reserve Mortgage Services (“Reserve”) in October 2004 as a division of the Company’s wholly owned subsidiary, CFBank, a federally chartered savings association (the “Bank”), mortgage services were performed by the Bank and there was only one reportable segment. As such, no segment information is included for the previous period.
The accounting policies are the same as those described in the Summary of Significant Accounting Policies. Income taxes are allocated and transactions among the segments are made at fair value.

		Mortgage
	Banking	Services	Parent and Other	Total
Three months ended September 30, 2005
Net interest income (expense)	$1,301	$10	$(84)	$1,227
Provision for loan losses	(50)	—	—	(50)
Other revenue	67	87	7	161
Impairment loss on goodwill and intangibles	—	(1,966)	—	(1,966)
Other expense	(1,429)	(185)	(63)	(1,677)

Loss before income tax	(111)	(2,054)	(140)	(2,305)
Income tax benefit	(47)	(104)	(86)	(237)

Net loss	$(64)	$(1,950)	$(54)	$(2,068)

Nine months ended September 30, 2005
Net interest income (expense)	$3,847	$22	$(231)	$3,638
Provision for loan losses	(402)	—	—	(402)
Other revenue	252	394	27	673
Impairment loss on goodwill and intangibles	—	(1,966)	—	(1,966)
Other expense	(4,190)	(681)	(246)	(5,117)

Loss before income tax	(493)	(2,231)	(450)	(3,174)
Income tax benefit	(192)	(164)	(191)	(547)

Net loss	$(301)	$(2,067)	$(259)	$(2,627)

September 30, 2005
Segment assets	$156,699	$480	$674	$157,853

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.
Forward-Looking Statements
When used in this Form 10-QSB, or in future filings with the SEC, in press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project” or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the Company’s actual results to be materially different from those indicated. Such statements are subject to certain risks and uncertainties including changes in economic conditions in the market areas where the Company conducts business, which could materially impact credit quality trends, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the market areas where the Company conducts business, and competition that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.
General
The Company’s results of operations are dependent primarily on net interest income, which is the difference (“spread”) between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. The interest rate spread is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. The Company’s net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses and franchise and income taxes. The Company’s operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. The Company’s results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact the Company.
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
During 2005, the Company continued to execute the plan for growth, which started with significant changes in 2003 to utilize its strong capital position to take advantage of opportunities for expansion into business financial services and position itself for growth in the Fairlawn and Columbus, Ohio markets.
Commercial, commercial real estate and multi-family loans increased $12.2 million or 23.0% in the first nine months of 2005 and totaled $64.9 million at September 30, 2005. Home equity lines of credit increased $8.0 million or 134.7% in the first nine months of 2005 and totaled $13.9 million at September 30, 2005. Deposits increased $19.1 million or 18.8% during the first nine months of 2005 and totaled $120.7 million at September 30, 2005.
This growth positively impacted the Company’s net interest income which increased 16.5% and 27.4% and totaled $1.2 million and $3.6 million for the three and nine months ended September 30, 2005 compared to $1.1 million and $2.9 million for the prior year periods.

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
In a transaction with Freddie Mac in the second quarter of 2005, the company securitized single-family residential mortgage loans held in its portfolio with an outstanding principal balance of $18.6 million. The securitization increased liquidity as the securities retained are readily marketable, eliminated credit risk on the loans and reduced the bank’s risk-based capital requirement.
Profitability during the first nine months of 2005 was negatively impacted by pretax operating losses of Reserve Mortgage Services (Reserve), the Company’s mortgage services division. The Company expected the division’s performance to be immediately accretive to earnings, but lower than projected loan origination and sales volumes have resulted in losses. The Company recorded a non-cash after-tax impairment loss of $1.9 million or $.86 per diluted share in the quarter ended September 30, 2005 to write-off the value of goodwill and other intangible assets related to the October 2004 acquisition. Goodwill totaling $1.7 million represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Other intangible assets with an unamortized balance of $217,000 consisted of prior owner intangibles arising from the acquisition. The decision to recognize the impairment loss was in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires recognition of an impairment loss when the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Recognition of the impairment loss had no effect on the regulatory capital ratios of CFBank or tangible book value of the Company.
Profitability during the first nine months of 2005 was also impacted by increased expenses associated with additions of management and staff necessary to support growth, including the Company’s previously announced management succession plan and provisions for loan losses resulting from increased commercial, commercial real estate and multi-family residential lending. Current projections indicate profitable operations in 2006 that are significantly dependent on the Company’s ability to continue to grow. Operating expenses which were essential for the Company’s expansion into business and financial services require the support of a larger asset base and resultant increased earnings to achieve profitability.
Office of Thrift Supervision (“OTS”) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. The Bank had capital ratios above the well-capitalized levels at September 30, 2005 and December 31, 2004. Continued operating losses may require the Company infuse additional capital into the Bank.
The Company intends to offer 2.0 million shares of its common stock for sale in an underwritten public offering. The proceeds of the offering will be used to support the Company’s strategic growth plan and general corporate purposes.
Other than described above, the Company is not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by its regulators which would have a material effect if implemented.
Financial Condition
General. Total assets at December 31, 2004 included $30.0 million in overnight investments at a positive spread to the Federal Home Loan Bank advances used to fund the investment. As short term interest rates increased and the spread between the investment and borrowing declined, the cash was withdrawn to repay the advances during the first quarter of 2005. The $13.1 million decline in total assets to $157.9 million at September 30, 2005 from $171.0 million at December 31, 2004 was the result of the $30.0 million reduction in cash and borrowings associated with the arbitrage transaction and the $2.0 million pre-tax impairment charge discussed above, offset by $12.2 million

21.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
growth in commercial loans and $8.0 million growth in home equity lines of credit. Loan growth was funded by $19.1 million in deposit growth.
Cash and cash equivalents. Cash and cash equivalents totaled $2.3 million at September 30, 2005, a decline of $30.4 million from $32.7 million at December 31, 2004 due to the use of cash to repay FHLB advances as discussed above.
Securities. Securities available for sale totaled $33.3 million at September 30, 2005, an increase of $19.8 million from $13.5 million at December 31, 2004 due to the securitization transaction, discussed above.
Loans. Loans totaled $107.0 million at September 30, 2005 compared to $108.1 million at December 31, 2004. Single-family residential loan balances declined $19.2 million and totaled $23.4 million at September 30, 2005 due to the securitization discussed above. Not considering the securitization transaction, overall loan balances increased 16.1%. Commercial loan balances, which include multi-family and commercial real estate loans, increased $12.2 million and totaled $64.9 million at September 30, 2005 compared to $52.7 million at December 31, 2004 as the Company continued to focus on these lending types as part of its strategic growth plan. Total consumer loan balances increased $6.2 million due to $8.0 million growth in home equity lines of credit offset by a $2.1 million decline in auto loan balances.
Deposits. Deposits increased $19.1 million or 18.8% during the first nine months of 2005 and totaled $120.7 million at September 30, 2005 compared to $101.6 million at December 31, 2004. The increase was due to growth of $17.7 million in certificate of deposit accounts and $4.5 million in demand deposit accounts, largely checking accounts. Traditional savings account balances declined $3.1 million.
Federal Home Loan Bank advances. FHLB advances totaled $13.9 million at September 30, 2005, a decline of $27.3 million from $41.2 million at December 31, 2004 due to repayment of borrowings associated with the arbitrage transaction, discussed above.
Other borrowings. Other borrowings, which totaled $2.2 million at December 31, 2004 and represented the outstanding balance on a revolving line of credit with an unaffiliated bank acquired in the Reserve acquisition, were repaid during the quarter ended March 31, 2005.
Shareholders’ equity. Total shareholders’ equity declined $2.3 million during the first nine months of 2005 and totaled $17.2 million at September 30, 2005 compared to $19.5 million at December 31, 2004 due to the net loss and dividends during the period. The decline was offset by the $350,000 after tax unrealized gain on the securities retained in the securitization and $375,000 in proceeds from the exercise of stock options. The Company’s capital ratio was 10.9% at September 30, 2005 compared to 11.4% at December 31, 2004.
Comparison of the Results of Operations for the Three Months Ended September 30, 2005 and 2004
General. The Company incurred a net loss for the quarter ended September 30, 2005 of $2.1 million or $.94 per diluted share compared to a net loss of $665,000 or $.33 per diluted share for the quarter ended September 30, 2004. The current year quarter included a $1.9 million, or $.86 per diluted share impairment loss discussed above. Not including the impairment loss, the current year quarter loss totaled $175,000 or $.08 per diluted share, a 74% improvement from the prior year period. The current period loss (excluding the impairment loss) was due to $57,000 net operating losses of the Company’s mortgage services division, the expense associated with increasing the reserve for loan losses and operating costs necessary to support Company’s growth plan.
Net interest income. Net interest income increased 16.5% to $1.2 million for the quarter ended September 30, 2005 from $1.1 million in the prior year quarter due to growth in assets in accordance with the Company’s growth plan. Both the volume and yield on interest-earning assets increased in the third quarter of 2005 compared to the prior year

22.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
quarter. The resultant growth in interest income was partially offset by increased interest expense related to funding loan growth due to an increase in volume and cost of interest-bearing liabilities during the current year quarter.
Average interest earning assets increased $14.1 million or 11.0% to $142.8 million in the third quarter of 2005 from $128.7 million in the third quarter of 2004 due to loan growth pursuant to the Company’s strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets increased 112 basis points (bp) to 6.15% in the third quarter of 2005 from 5.03% in the prior year quarter reflecting higher yields on commercial, commercial real estate and multi-family loans. Interest income increased $570,000 or 35.3% to $2.2 million in the third quarter of 2005 from $1.6 million in the prior year quarter due to growth in interest income on loans, which increased $437,000 or 34.0% to $1.7 million for the quarter ended September 30, 2005 from $1.3 million in the prior year quarter. Average loan balances increased $16.2 million, or 18.1% to $105.6 million in the third quarter of 2005 from $89.4 million in the prior year quarter and the average yield on loans increased 77 bp to 6.53% in the third quarter of 2005 from 5.76% in the prior year quarter due to commercial, commercial real estate and multi-family mortgage loan growth and an increase in yields on home equity lines of credit caused by the increase in short-term market interest rates and the resultant increase in the prime rate.
Average interest-bearing liabilities increased $14.5 million or 12.3% to $132.4 million in the third quarter of 2005 from $117.9 million in the third quarter of 2004 due to growth in deposits used to fund loan growth. The average cost of interest-bearing liabilities increased 99 bp or 51.8% to 2.90% in the third quarter of 2005 from 1.91% in the third quarter of 2004 primarily due to higher short-term interest rates in the current year quarter which resulted in both higher deposit and borrowing costs. Interest expense on deposits increased $398,000 or 110.6% to $758,000 for the quarter ended September 30, 2005 from $360,000 in the prior year quarter. Average deposit balances increased $31.2 million or 38.0% to $113.3 million in the quarter ended September 30, 2005 from $82.1 million in the prior year quarter due to an increase in certificate of deposit and checking account balances. The average cost of deposits increased 93 bp to 2.68% in the quarter ended September 30, 2005 from 1.75% in the prior year quarter. Interest expense on FHLB advances and other debt, including subordinated debentures declined $2,000 to $202,000 in the quarter ended September 30, 2005 from $204,000 in the prior year quarter due to a decline in average borrowing balances of $16.7 million in the quarter ended September 30, 2005 to $19.1 million compared to $35.8 million in the prior year quarter offset by a 195 bp increase in borrowing costs to 4.23% in the third quarter of 2005 from 2.28% in the prior year quarter.
Net interest margin increased 18 bp to 3.45% for the quarter ended September 30, 2005 compared to 3.27% in the prior year quarter.
Provision for loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in its loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors.
Based on management’s review, the provision for loan losses declined $246,000 to $50,000 in the third quarter of 2005 from $296,000 in the prior year quarter due to a $5.1 million decline in commercial, commercial real estate and multi-family loan balances during the quarter ended September 30, 2005 compared to growth of $15.1 million during the prior year quarter. The provision for loan losses during the current year quarter primarily represents additional reserves on the Company’s mortgage portfolio, which incurred $65,000 in writeoffs during the quarter ended September 30, 2005. At September 30, 2005, the allowance for loan losses represented 1.1% of total loans compared to .8% at September 30, 2004. Nonperforming loans, all of which are nonaccrual loans, increased

23.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
$320,000 to $606,000 or .6% of total loans at September 30, 2005 compared to $286,000 or .3% of total loans at December 31, 2004 due to an increase in delinquent single-family mortgage loans. More than 97% of the nonaccrual loan balances are secured by single-family homes in the Company’s primary market area. Management believes the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at September 30, 2005, however future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.
Noninterest income. Noninterest income increased $105,000 to $161,000 in the third quarter of 2005 from $56,000 in the third quarter of 2004 due to increased gains on sales of loans in the current year quarter and losses on security sales in the prior year quarter which were not repeated in the current period. Gains on sales of loans increased $35,000 to $54,000 in the current year quarter from $19,000 in the prior year period due to increased mortgage originations and sales. The Company sells loans on a servicing released basis.
Noninterest expense. Noninterest expense, excluding the impairment loss on goodwill and intangible assets, decreased $156,000 to $1.7 million in the third quarter of 2005 from $1.8 million in the prior year period which included approximately $320,000 related to employee severance expenses, post-retirement life insurance benefits associated with bank owned life insurance and expenses recognized in connection with the servicing of loans and internal operating account write-offs. Operating costs of Reserve totaled $185,000 during the current year quarter compared to none in the prior year period as the acquisition of Reserve was completed in October 2004.
Income taxes. The income tax benefit associated with the pretax loss for the quarter ended September 30, 2005 totaled $237,000 compared to a $355,000 tax benefit in the prior year quarter. The goodwill impairment loss recognized in the current year quarter was not deductible for tax purposes.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2005 and 2004
General. The Company incurred a net loss for the nine months ended September 30, 2005 of $2.6 million or $1.19 per diluted share, compared to a net loss of $1.2 million or $.61 per diluted share for the nine months ended September 30, 2004. The current year period included a $1.9 million, or $.86 per diluted share impairment loss discussed above. Not including the impairment loss, the current year period loss totaled $734,000 or $.33 per diluted share, a 40% improvement from the prior year period. The current period loss (excluding the impairment loss) was due to $174,000 net operating losses of the Company’s mortgage services division, the expense associated with increasing the reserve for loan losses and operating costs necessary to support Company’s growth plan.
Net interest income. Net interest income increased 27.4% to $3.6 million for the nine months ended September 30, 2005 from $2.9 million in the prior year period due to growth in assets in accordance with the Company’s growth plan. Both the volume and yield on interest-earning assets increased in the first nine months of 2005 compared to the prior year period. The resultant growth in interest income was partially offset by increased interest expense related to funding loan growth due to an increase in volume and cost of interest-bearing liabilities in the current year period.
Average interest earning assets increased $30.7 million or 27.2% to $143.7 million in the first nine months of 2005 from $113.0 million in the prior year period due to loan growth pursuant to the Company’s strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets increased 74 bp to 5.78% in the first nine months of 2005 from 5.04% in the prior year period reflecting higher yields on commercial, commercial real estate and multi-family loans. Interest income increased $1.9 million or 46.1% to $6.2 million in the first nine months of 2005 from $4.3 million in the prior year period due to growth in interest income on loans, which increased $2.0 million or 58.5% to $5.3 million for the nine months ended September 30, 2005 from $3.3 million in the prior year period. Average loan balances increased $37.6 million, or 50.5% to $112.0 million in the first nine months of 2005 from $74.4 million in the prior year period and the average yield on loans increased 32 bp to 6.28% in the first nine months of 2005 from 5.96% in the prior year period due to

24.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
commercial, commercial real estate and multi-family mortgage loan growth and an increase in yields on home equity lines of credit caused by the increase in short-term market interest rates and the resultant increase in the prime rate.
Average interest-bearing liabilities increased $30.7 million or 30.1% to $132.6 million in the first nine months of 2005 from $101.9 million in the prior year period due to growth in deposits. The average cost of interest-bearing liabilities increased 76 bp or 41.3% to 2.60% in the first nine months of 2005 from 1.84% in prior year period primarily due to higher short-term interest rates in the current year period which resulted in both higher deposit and borrowing costs. Interest expense on deposits increased $946,000 or 95.3% to $1.9 million for the nine months ended September 30, 2005 from $1.0 million in the prior year period. Average deposit balances increased $31.9 million or 41.9% to $108.1 million in the nine months ended September 30, 2005 from $76.2 million in the prior year period due to an increase in certificate of deposit and checking account balances. The average cost of deposits increased 65 bp to 2.39% in the nine months ended September 30, 2005 from 1.74% in the prior year. Interest expense on FHLB advances and other debt, including subordinated debentures increased $234,000 to $646,000 in the nine months ended September 30, 2005 from $412,000 in the prior year period due to a 139 bp increase in borrowing costs to 3.53% in the first nine months of 2005 from 2.14% in the prior year period.
Net interest margin was 3.38% for the nine months ended September 30, 2005, unchanged from the prior year period.
Provision for loan losses. Based on management’s review of the factors and market conditions discussed above, the provision for loan losses increased $36,000 to $402,000 in the first nine months of 2005 from $366,000 in the prior year period. The provision for loan losses reflects growth in commercial, commercial real estate and multi-family loans and additional reserves on the Company’s mortgage portfolio in the current year period as discussed previously.
Noninterest income. Noninterest income increased $391,000 or 138.7% to $673,000 in the first nine months of 2005 from $282,000 in the prior year period due to increased mortgage originations and sales which resulted in $361,000 in gains on sales of loans in the nine months ended September 30, 2005, a $298,000 increase from $63,000 in the prior year period.
Noninterest expense. Noninterest expense, excluding the impairment loss on goodwill and intangible assets, increased $446,000 to $5.1 million in the first nine months of 2005 from $4.7 million in the prior year period which included approximately $320,000 related to employee severance expenses, post-retirement life insurance benefits associated with bank owned life insurance and expenses recognized in connection with the servicing of loans and internal operating account write-offs. Operating costs of Reserve totaled $681,000 during the current year period compared to none in the prior year as the acquisition of Reserve was completed in October 2004.
Income taxes. The income tax benefit associated with the pretax loss for the nine months ended September 30, 2005 totaled $547,000 compared to a $683,000 tax benefit in the prior year period. The goodwill impairment loss recognized in the current year period was not deductible for tax purposes.
Critical Accounting Policies
The Company follows financial accounting and reporting policies that are in accordance with generally accepted accounting principles in the United States of America and conform to general practices within the banking industry. These policies are presented in Note 1 to the audited consolidated financial statements in the Company’s 2004 Annual Report to Shareholders incorporated by reference into the Company’s 2004 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in the Company’s financial position or results of operations.

25.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.
The Company has identified accounting polices that are critical accounting policies and an understanding of these policies is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Company’s Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the section above captioned “Provision for loan losses” and in the notes to the consolidated financial statements in the Company’s 2004 Annual Report to Shareholders incorporated by reference into the Company’s 2004 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans).
Another critical accounting policy relates to the valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.8 million and $2.5 million expire in 2023 and 2024, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As the Company continues its strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additional information is included in the notes to the consolidated financial statements in the Company’s 2004 Annual Report to Shareholders incorporated by reference into the Company’s 2004 Annual Report on Form 10-KSB, Note 14 (Income Taxes).
Another critical accounting policy relates to the valuation of goodwill and the assessment of impairment. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Goodwill totaling $1.7 million resulted from the Reserve acquisition and represented the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. The Company expected Reserve’s performance to be accretive to earnings, but lower than projected loan origination and sales volumes have resulted in losses. Management does not believe that volumes will achieve a sufficient level to support the recorded goodwill. As a result, the Company recorded a non-cash after-tax impairment loss of $1.9 million or $.86 per diluted share in the quarter ended September 30, 2005 to write-off the $1.7 million value of goodwill and $217,000 other intangible assets related to the October 2004 acquisition. The decision to recognize the impairment loss was in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” which requires recognition of an impairment loss when the carrying amount of the asset is not recoverable and its carrying amount exceeds its fair value. Additional information is included in the notes to the consolidated financial statements in the Company’s 2004 Annual Report to Shareholders incorporated by reference into the Company’s 2004 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 2 (Business Combination).
Liquidity and Capital Resources
In general terms, liquidity is a measurement of the Company’s ability to meet its cash needs. The Company’s objective in liquidity management is to maintain the ability to meet loan commitments, purchase securities or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. The Company’s principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities, borrowings and operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
The Bank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on the Bank’s overall asset/liability structure, market conditions, the activities

26.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
of competitors and the requirements of its own deposit and loan customers. Management believes that the Bank’s liquidity is sufficient.
Liquidity management is both a daily and long-term responsibility of management. The Company adjusts its investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management’s assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of its asset/liability management program. In addition to its liquid assets, the Company has other sources of liquidity available including, but not limited to access to advances from the Federal Home Loan Bank, use of brokered deposits and the ability to obtain deposits by offering above-market interest rates.
The Bank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on the Bank’s experience with deposit retention and current retention strategies, Management believes that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of such deposits will remain with the Bank.
At September 30, 2005, the Bank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $12.2 million, or 7.8% of adjusted total assets, which exceeds the required level of $7.8 million, or 5.0%; Tier 1 risk-based capital level of $12.2 million, or 10.4% of risk-weighted assets, which exceeds the required level of $7.0 million, or 6.0%; and risk-based capital of $13.4 million, or 11.5% of risk-weighted assets, which exceeds the required level of $11.7 million, or 10.0%.

27.

CENTRAL FEDERAL CORPORATION
Item 3.
CONTROLS AND PROCEDURES
Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective to record, process, summarize and report, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.
Changes in Internal Control Over Financial Reporting. The Company made no change in its internal control over financial reporting during its last fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

28.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 6. Exhibits

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

29.

CENTRAL FEDERAL CORPORATION
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: October 28, 2005	By:	/s/ Mark S. Allio

Mark S. Allio
Vice Chairman of the Board, President and
Chief Executive Officer

Dated: October 28, 2005	By:	/s/ Therese Ann Liutkus

Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

30.