Form 10KSB
period 2005-12-31
CENTRAL FEDERAL CORP
filed 2006-03-30
CIK 1070680

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number: 0-25045
CENTRAL FEDERAL CORPORATION.
(Name of Small Business Issuer in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1877137 (I.R.S. Employer Identification No.)

2923 Smith Road, Fairlawn, Ohio (Address of Principal Executive Offices)	44333 (Zip Code)
(330) 666-7979
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.01 per share
(Title of Class)
Check if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐
Indicate by checkmark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act). YES ☐ NO ☑
The registrant’s revenues for the fiscal year ended December 31, 2005 were $9.6 million.
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of March 15, 2006 was $28,830,000 based upon the closing price as reported on the Nasdaq® Capital Market for that date.
As of March 15, 2006, there were 4,543,662 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Rule 14a-3(b) Annual Report to Shareholders for its fiscal year ended December 31, 2005 and its Proxy Statement for the 2006 Annual Meeting of Stockholders to be held on May 18, 2006, which was filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2006, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-KSB.
Transitional Small Business Disclosure Format (Check One): YES ☐ NO ☑

Forward-Looking Statements
This Form 10-KSB contains “forward-looking statements” which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to (i) general and local economic conditions, (ii) changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition, (iii) changes in accounting principles, policies or guidelines, (iv) changes in legislation or regulation; and (v) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.
Any or all of our forward-looking statements in this Form 10-KSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We do not intend to update any of the forward-looking statements after the date of this Annual Report or to conform these statements to actual results.
PART I
Item 1 Description of Business
General
Central Federal Corporation (the Company), formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank, a community-oriented savings institution which was originally organized in 1892, formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank, in connection with CFBank’s conversion from a mutual to stock form of organization. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the Office of Thrift Supervision (the OTS). In January 2006, the Company successfully completed the offering of 2.3 million shares of common stock at a purchase price of $7.00 per share raising additional capital of approximately $14.5 million after offering expenses and underwriting commissions. The proceeds from this offering provide the Company with a larger capital base to take advantage of opportunities to execute its growth strategy and will be used for general corporate purposes. Reserve Mortgage Services, Inc. (Reserve), a wholly owned subsidiary of CFBank from October 2004 until May 12, 2005 when it was merged into CFBank, was acquired in October 2004 to expand our mortgage services business. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Company, was formed in 2003 to raise additional funding for the Company. Under accounting guidance in Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust. Currently, we do not transact any material business other than through CFBank and the Trust. At December 31, 2005, assets totaled $173.0 million and stockholders’ equity totaled $16.1 million.

CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract deposits from the general public and uses such deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. We also invest in consumer loans, construction and land loans and securities. In 2003, we began originating more commercial, commercial real estate and multi-family mortgage loans than in the past as part of our expansion into business financial services. Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. Our primary sources of funds are retail savings deposits and certificates of deposit and, to a lesser extent, brokered certificates of deposit, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances and other borrowings and proceeds from the sale of loans. Our principal market area for customer loans and deposits includes the following Ohio counties: Summit County through an office in Fairlawn, Ohio; Franklin County through an office in Columbus, Ohio; and Columbiana County through offices in Calcutta and Wellsville, Ohio. A residential mortgage origination office is located in Akron, Ohio. We originate commercial and conventional real estate loans and business loans throughout Ohio.
Market Area and Competition
Our primary market area is a competitive market for financial services and we face competition both in making loans and in attracting deposits. Direct competition comes from a number of financial institutions operating in our market area, many with a statewide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than us. Competition for loans and deposits comes from savings institutions, mortgage banking companies, commercial banks, credit unions, brokerage firms and insurance companies.
Lending Activities
Loan Portfolio Composition. The loan portfolio consists primarily of mortgage loans secured by single-family and multi-family residences and commercial real estate loans. At December 31, 2005, gross loans receivable totaled $125.7 million. Commercial, commercial real estate and multi-family mortgage loans totaled $72.5 million and represented 57.7% of the gross loan portfolio at December 31, 2005 compared to 48.3% at December 31, 2004 and 17.8% at December 31, 2003. The increase in the percentage of commercial, commercial real estate and multi-family mortgage loans in the portfolio was a result of the growth strategy implemented in 2003 to expand into business financial services. Single-family residential mortgage loans totaled $23.6 million and represented 18.8% of total gross loans at year-end 2005 compared to $41.4 million or 37.9% of total gross loan at year-end 2004. The decline in single-family residential loans was due to a securitization of $18.6 million of these loans in June 2005. The remainder of the portfolio consisted of consumer loans, which totaled $29.5 million, or 23.5% of gross loans receivable at year-end 2005 and included $8.8 million in home equity lines of credit which were purchased in 2005. At year-end 2005, 23.3% of the loan portfolio had fixed rates, compared to 32.8% at year-end 2004 and 55.7% at year-end 2003. The decline in the percentage of fixed rate loans in the portfolio was a result of growth in commercial, commercial real estate and multi-family mortgage loans and home equity lines of credit in 2004 and 2005, which are predominantly adjustable rate loans.
The types of loans originated are subject to federal and state law and regulations. Interest rates charged on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, monetary policies of the Federal Reserve Board and legislative tax policies.

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

			At December 31,
	2005		2004		2003
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
			(Dollars in thousands)
Real estate mortgage loans:
Single-family	$23,627	18.81%	$41,450	37.94%	$34,810	59.58%
Multi-family	30,206	24.04%	25,602	23.43%	1,250	2.14%
Construction	—	0.00%	1,127	1.03%	610	1.04%
Commercial real estate	25,937	20.64%	20,105	18.40%	5,040	8.63%

Total real estate mortgage loans	79,770	63.49%	88,284	80.80%	41,710	71.39%

Consumer loans:
Home equity loans	734	0.58%	663	0.61%	1,003	1.72%
Home equity lines of credit	23,852	18.98%	5,928	5.43%	1,640	2.81%
Automobile	4,237	3.37%	6,735	6.16%	9,292	15.90%
Other	717	0.57%	626	0.57%	663	1.13%

Total consumer loans	29,540	23.50%	13,952	12.77%	12,598	21.56%

Commercial loans	16,347	13.01%	7,030	6.43%	4,116	7.05%

Total loans receivable	125,657	100.00%	109,266	100.00%	58,424	100.00%

Less:
Net deferred loan fees	(136)		(139)		15
Allowance for loan losses	(1,495)		(978)		(415)

Loans receivable, net	$124,026		$108,149		$58,024

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2005. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2005
	Real Estate			Total Loans
	Mortgage	Consumer	Commercial	Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$5,364	$2,218	$11,044	$18,626

After one year:
More than one year to three years	5,404	2,178	362	7,944
More than three years to five years	4,554	3,606	2,088	10,248
More than five years to 10 years	27,490	1,245	1,275	30,010
More than 10 years to 15 years	15,308	38	1,221	16,567
More than 15 years	21,650	20,255	357	42,262

Total due after 2006	74,406	27,322	5,303	107,031

Total amount due	$79,770	$29,540	$16,347	$125,657

The following table sets forth at December 31, 2005, the dollar amount of total loans receivable contractually due after December 31, 2006, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2006
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans	$18,030	$56,376	$74,406
Consumer loans	5,023	22,299	27,322
Commercial loans	1,719	3,584	5,303

Total loans	$24,772	$82,259	$107,031

Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans to take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio markets. These loans are predominantly adjustable rate loans. A majority of our single-family mortgage loan originations are fixed-rate loans. Current originations of long-term fixed-rate single-family mortgages are generally sold rather than retained in portfolio. Although the decision to sell current single-family mortgage originations rather than retain the loans in portfolio has resulted in declining single-family loan portfolio balances and lower earnings from that portfolio in the near term, it protects future profitability, and we believe it is not prudent to retain these long-term, fixed-rate loans and subject our performance to the interest rate risk and reduced future earnings associated with a rise in interest rates. In a transaction with Freddie Mac in the second quarter of 2005, we securitized single-family residential mortgage loans held in our portfolio with an outstanding principal balance of $18.6 million, reducing single-family mortgage loan balances. The securitization increased liquidity as the securities retained are readily marketable, eliminated credit risk on the loans and reduced CFBank’s risk-based capital requirement. Although we currently expect that most of the long-term fixed-rate mortgage loan originations will continue to be sold on a servicing-released basis, a portion of the loans may be retained for portfolio within our interest rate risk and profitability guidelines. We also emphasize the origination of home equity lines of credit.
Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located in our primary market area. We currently sell substantially all of the fixed-rate single-family mortgage loans that we originate on a servicing released basis. Prior to 2004, servicing rights were generally retained on loans sold. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from our loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At December 31, 2005, single-family mortgage loans totaled $23.6 million, or 18.8% of total loans, of which $8.7 million, or 36.8% were fixed-rate loans.
Our policy is to originate single-family residential mortgage loans in amounts up to 80% of the appraised value of the property securing the loan and up to 95% of the appraised value if private mortgage insurance is obtained. Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on the fixed-rate mortgage loan portfolio, and we exercise our rights under these clauses. The single-family mortgage loan originations are generally for terms to maturity of up to 30 years.
We offer several adjustable-rate mortgage (ARM) loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates or for negative amortization.
The volume and types of single-family ARM loans originated have been affected by such market factors as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for single-family ARM loans in our primary market area has been weak due to the low interest rate environment and consumer preference for fixed-rate loans. Consequently, in recent years our origination of ARM loans on single-family residential properties has not been significant as compared to our origination of fixed-rate loans. However, as a result of management’s strategy to sell current long-term fixed-rate loan production, ARM loans represent a larger percentage of the portfolio. At December 31, 2005, $14.9 million, or 63.2% of the single-family mortgage loan portfolio had adjustable rates, compared to 52.8% at December 31, 2004 and 43.4% at December 31, 2003.
Commercial and Multi-Family Real Estate Lending. Beginning in 2003, we expanded into business financial services and positioned ourselves for growth in the Fairlawn and Columbus, Ohio markets and, as a result, originations of commercial real estate and multi-family residential mortgage loans increased significantly. Commercial real estate and multi-family residential mortgage loans totaled $56.1 million at December 31, 2005 or 44.7% of gross loans, an increase of $10.4 million or 22.8% from $45.7 million or 41.8% of gross loans at December 31, 2004 and an increase of $49.8 million compared to $6.3 million or 10.8% of gross loans receivable at December 31, 2003. We anticipate that commercial real estate and multi-family residential mortgage lending activities will continue to grow in the future.
We originate commercial real estate loans that are secured by properties used for business purposes, such as manufacturing facilities, office buildings or retail facilities. Commercial real estate and multi-family residential mortgage loans are secured by properties generally located in our primary market area. Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the appraised value of the property. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraisal value and net operating income of the property, the debt service ratio and the property owner’s financial strength, expertise and credit history.
Commercial real estate and multi-family residential mortgage loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. We seek to minimize these risks through underwriting policies which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio and the financial strength of the owners.
Commercial Lending. Expansion into business financial services in 2003 also resulted in increased originations of commercial loans. Commercial loans totaled $16.3 million, or 13.0% of gross loans at December 31, 2005, an increase of $9.3 million or 132.5% from $7.0 million or 6.4% of gross loans at December 31, 2004, and an increase of $12.2 million compared to $4.1 million, or 7.1% of gross loans at December 31, 2003. We anticipate that commercial lending activities will continue to grow in the future.
We make commercial business loans primarily to small businesses that are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the owners.
Commercial loans are generally considered to involve a greater degree of risk than loans secured by real estate. Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. We seek to minimize these risks through underwriting policies which require such loans to be qualified at origination on the basis of the enterprise’s income and debt coverage ratio and the financial strength of the owners.
Construction and Land Lending. To a lesser extent, we originate construction and land development loans to contractors and individuals in our primary market areas. Construction loans are made to finance the construction of owner-occupied single-family residential properties and individual properties built by developers for future sale. Construction loans to individuals are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property for construction of single-family residences, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant and regular inspections are required to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.
Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.
Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home equity and home improvement loans and loans secured by deposits. At December 31, 2005, the consumer loan portfolio totaled $29.5 million, or 23.5% of gross loans receivable.
Home equity lines of credit comprise the majority of consumer loan balances and totaled $23.9 million at December 31, 2005. We offer a variable rate home equity line of credit with rates adjusting monthly at up to 2% above the prime rate of interest as disclosed in The Wall Street Journal. The amount of the line is based on the borrower’s income and equity in the home. When combined with the balance of the prior mortgage liens, these lines may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate.
Prior to 2003, we were in the business of making indirect automobile loans and loans secured by automobiles totaled $9.3 million or 15.9% of total loans at year-end 2003. We no longer originate indirect automobile loans and make few direct automobile loans. As a result, automobile loans totaled $4.2 million or 3.4% of total loans at December 31, 2005.
Delinquencies and Classified Assets. The Board of Directors monitors the status of all delinquent loans thirty days or more past due, past due statistics and trends for all loans monthly. Procedures with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency. In general, we make every effort, consistent with safety and soundness principles, to work with the borrower to have the loan brought current. If the loan is not brought current, it then becomes necessary to repossess collateral and/or take legal action.

Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets. We have incorporated the OTS internal asset classifications as a part of our credit monitoring system. In accordance with regulations, problem assets are classified as “substandard,” “doubtful” or “loss” and the classifications are subject to review by the OTS. An asset is considered “substandard” under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered “doubtful” under the regulations has all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets considered “loss” under the regulations are those considered “uncollectible” and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated “special mention” when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories. In order to more closely monitor credit risk as we employ our growth strategy in business financial services, we have developed internal loan review procedures and a credit grading system for commercial, commercial real estate and multi-family mortgage loans, and also utilize an independent, external firm for loan review annually.
At December 31, 2005, no assets were designated as special mention; $816,000 in assets were classified as substandard, 98% of which were single-family mortgage loans; and no assets were classified as doubtful or loss.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the loans rather than the actual payment amounts which are overdue.

	December 31, 2005				December 31, 2004				December 31, 2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
		Principal		Principal		Principal		Principal		Principal		Principal
	Number	Balance of	Number	Balance of	Number	Balance of	Number	Balance	Number	Balance of	Number	Balance
	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	of Loans	of Loans	Loans	of Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	10	$800	2	$149	8	$276	3	$97	9	$714
Multi-family	—	—	—	—	—	—	—	—	—	—	—	—
Construction	—	—	—	—	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—	—	—	—	—
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	1	7	—	—	3	37	—	—
Automobile	4	30	—	—	5	44	2	9	2	13	2	6
Unsecured lines of credit	—	—	—	—	—	—	—	—	—	—	1	1
Other	1	2	—	—	—	—	1	1	—	—	4	20
Commercial loans	—	—	—	—	—	—	—	—	1	25	—	—

Total delinquent loans	5	$32	10	$800	8	$199	11	$286	9	$172	16	$741

Delinquent loans as a percent of total loans		0.03%		0.64%		0.18%		0.26%		0.30%		1.28%

The table does not include delinquent loans less than 60 days past due. At December 31, 2005, 2004 and 2003, total loans past due 30 to 59 days totaled $479,000, $549,000 and $481,000, respectively.

Nonperforming Assets. The following table contains information regarding nonperforming loans, real estate owned (REO) and other repossessed assets. At December 31, 2005, nonperforming loans totaled $800,000. CFBank’s policy is to stop accruing interest on loans 90 days or more past due and set up reserves for all previously accrued interest. At December 31, 2005, the amount of additional interest income that would have been recognized on nonaccrual loans if such loans had continued to perform in accordance with their contractual terms was approximately $45,000. At December 31, 2005, 2004 and 2003, there were no impaired loans or troubled debt restructurings.

	At December 31,
	2005	2004	2003
		(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$800	$276	$714
Consumer	—	10	27

Total(1)	800	286	741
Real estate owned (REO)	—	132	184
Other repossessed assets	—	—	9

Total nonperforming assets(2)	$800	$418	$934

Nonperforming loans to total loans	0.64%	0.26%	1.28%
Nonperforming assets to total assets	0.46%	0.24%	0.87%

(1)	Total nonaccrual loans equal total nonperforming loans.

(2)	Nonperforming assets consist of nonperforming loans (and impaired loans), other repossessed assets and REO.
Allowance for Loan Losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in its loan portfolio. Various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additional provisions for loan losses based upon information available at the time of the review. At December 31, 2005, the allowance for loan losses totaled 1.19% of total loans as compared to 0.90% at December 31, 2004.
The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances in accordance with generally accepted accounting principles and guidance for banking agency examiners to use in evaluating the allowances. The policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. CFBank adopted an Allowance for Loan Losses Policy designed to provide a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management believes that an adequate allowance for loan losses has been established. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.
The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or for the Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$978	$415	$361
Charge-offs:
Single-family real estate	170	—	—
Consumer	85	117	50

Total charge-offs	255	117	50
Recoveries on loans previously charged off:
Single-family real estate	27	—	—
Consumer	71	34	2

Total recoveries	98	34	2
Net charge-offs	157	83	48
Provision for loan losses	674	646	102

Allowance for loan losses, end of period	$1,495	$978	$415

Allowance for loan losses to total loans	1.19%	.90%	.71%
Allowance for loan losses to nonperforming loans	186.88%	341.96%	56.01%
Net charge-offs to the allowance for losses	10.50%	8.49%	11.57%
Net charge-offs to average loans	.14%	.10%	.08%
Expansion into business financial services and the significant growth in commercial, commercial real estate and multi-family mortgage loans in 2004 and 2005 required an increase in the provision and allowance for loan losses related to these loan types. The provision for loan losses totaled $674,000 in 2005 and $646,000 in 2004, compared to $102,000 in 2003. At December 31, 2005, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $1.3 million, an increase of $456,000 from $862,000 at December 31, 2004 and an increase of $1.2 million from $100,000 at December 31, 2003 as these loan types grew from 17.8% of the total loan portfolio at year-end 2003 to 48.3% at year-end 2004 and to 57.7% at year-end 2005. These loans tend to be larger balance, higher risk loans and, as a result, 88.2% of the allowance was allocated to these loan types at December 31, 2005.

The following table sets forth the allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and loans in each category as a percent of total loans. Although the allowance may be allocated to specific loans or loan types, the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

	At December 31,
	2005			2004			2003
		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each		in each	in Each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Single-family mortgage and construction loans	$57	3.81%	18.81%	$4	.41%	38.97%	$213	51.33%	60.62%
Consumer loans	120	8.03%	23.50%	112	11.45%	12.77%	102	24.58%	21.56%
Commercial, commercial real estate and multi-family mortgage loans	1,318	88.16%	57.69%	862	88.14%	48.26%	100	24.09%	17.82%

Total allowance for loan losses	$1,495	100.00%	100.00%	$978	100.00%	100.00%	$415	100.00%	100.00%

Real Estate Owned
At December 31, 2005, there was no real estate owned. Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
Investment Activities
Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, municipal bonds, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.
The investment policy established by the Board of Directors is designed to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement lending activities. The policy provides authority to invest in United States Treasury and federal agency securities meeting the policy’s guidelines, mortgage-backed securities guaranteed by the U.S. government and agencies thereof, and municipal bonds. To improve liquidity and eliminate the credit risk associated with mortgages held in our portfolio, we securitized single-family residential mortgage loans with an outstanding principal balance of $18.6 million in a transaction with Freddie Mac in 2005. The securitization (i) increased liquidity as the securities retained are readily marketable, (ii) eliminated credit risk on the loans and (iii) reduced CFBank’s risk-based capital requirement. In 2003, also to increase liquidity, all securities previously classified as “held to maturity” were transferred to “available for sale”. At December 31, 2005, the securities portfolio totaled $30.9 million.
At December 31, 2005, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Freddie Mac or Fannie Mae. There were no collateralized mortgage obligations that failed stress testing at December 31, 2005. Management reports high risk mortgage derivatives testing results to the Board of Directors quarterly, at which time the Board may direct management to divest any such securities failing any portion of the testing, in accordance with regulations.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2005		2004		2003
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
			(Dollars in thousands)
Securities available for sale:
Federal agency	$6,007	$5,838	$5,018	$4,983	$12,755	$12,759
State and municipal	2,020	1,987	—	—	1,370	1,375
Mortgage-backed	22,803	23,047	8,398	8,525	12,697	12,992

Total securities available for sale	30,830	30,872	13,416	13,508	26,822	27,126

Net unrealized gains on securities available for sale	42	—	92	—	304	—

Total securities	$30,872	$30,872	$13,508	$13,508	$27,126	$27,126

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of securities available for sale as of December 31, 2005. Yields are stated on a fully taxable equivalent basis.

	At December 31, 2005
			More than One Year to		More than Five Years to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Federal agency	$—		$5,838	3.52%	$—		$—		$5,838	3.52%
State and municipal	—		995	4.12%	992	4.34%	—		1,987	4.23%
Mortgage-backed	—		304	5.37%	3,263	4.91%	19,480	5.58%	23,047	5.48%

Total securities at fair value	$—		$7,137	3.68%	$4,255	4.78%	$19,480	5.58%	$30,872	5.01%

Sources of Funds
General. Deposits, loan repayments and prepayments, securities maturities and prepayments, borrowings, proceeds from loan sales and cash flows generated from operations are the primary sources of funds for use in lending, investing and for other general purposes.
Deposits. CFBank offer a variety of deposit accounts with a range of interest rates and terms including passbook accounts, savings and club accounts, interest-bearing checking accounts, money market accounts and certificates of deposit. For the year ended December 31, 2005, certificates of deposit constituted 50.8% of total average deposits. The term of the certificates of deposit offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2005, certificate accounts maturing in less than one year totaled $48.1 million. Most of these accounts are expected to be reinvested and we do not believe that there are any material risks associated with the respective maturities of these certificates. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. At December 31, 2005, brokered deposits totaled $13.0 million. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain these deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits.
Certificate accounts in amounts of $100,000 or more totaled $25.8 million at December 31, 2005, maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate
	(Dollars in thousands)
Three months or less	$6,876	3.61%
Over 3 through 6 months	3,143	4.16%
Over 6 through 12 months	8,368	4.12%
Over 12 months	7,415	3.93%

Total	$25,802

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2005			2004			2003
		Percent			Percent			Percent
		of Total	Average		of Total	Average		of Total	Average
	Average	Average	Rate	Average	Average	Rate	Average	Average	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)
Interest-bearing checking accounts	$11,321	9.59%	1.26%	$11,602	13.82%	.58%	$8,463	11.25%	.86%
Money market accounts	23,202	19.65%	3.01%	10,688	12.73%	2.34%	7,843	10.43%	1.40%
Savings accounts	16,121	13.65%	.61%	18,730	22.30%	.57%	18,373	24.43%	.82%
Certificates of deposit	59,957	50.78%	3.14%	39,285	46.78%	2.57%	38,761	51.52%	3.24%
Noninterest-bearing deposits:
Demand deposits	7,471	6.33%	—	3,674	4.37%	—	1,781	2.37%	—

Total average deposits	$118,072	100.00%	2.55%	$83,979	100.00%	1.79%	$75,221	100.00%	2.14%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2005.

	Period to Maturity from December 31, 2005				At December 31,
		One to	Two to	Over
	Less than	Two	Three	Three
	One Year	Years	Years	Years	2005	2004	2003
	(Dollars in thousands)
Certificate accounts:
0 to 1.99%	$4,270	$3	$—	$—	$4,273	$11,847	$8,148
2.00 to 2.99%	3,973	3,800	77	—	7,850	17,555	10,123
3.00 to 3.99%	15,487	3,744	1,110	1,035	21,376	9,984	11,221
4.00 to 4.99%	23,805	7,906	405	2,560	34,676	6,273	6,152
5.00 to 5.99%	442	—	—	—	442	655	977
6.00% and above	—	10	—	—	10	10	72

Total certificate accounts	$47,977	$15,463	$1,592	$3,595	$68,627	$46,324	$36,693

Borrowings. FHLB advances are used as an alternative to retail deposits to fund operations as part of our operating strategy. The advances are collateralized primarily by certain mortgage loans, home equity lines of credit, commercial real estate loans and mortgage-backed securities and secondarily by investment in capital stock of the FHLB. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.
A revolving line of credit with an unaffiliated bank acquired in the Reserve acquisition in 2004 provided financing primarily for single-family mortgage loan originations and was collateralized by loan sales proceeds receivable. This line of credit was repaid and closed in 2005.
In 2003, we formed the Trust, which issued $5.0 million of 3 month LIBOR plus 2.85% floating rate trust preferred securities as part of a pooled offering of such securities. We issued $5,155 of subordinated debentures to the Trust in exchange for ownership of all of the common stock of the Trust and the proceeds of the preferred securities sold by the Trust. The subordinated debentures mature on December 30, 2033 and we may redeem the subordinated debentures, in whole or in part, at par, any time after December 30, 2008. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.
Under FASB Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, we do not report the securities issued by the Trust as liabilities, and instead report the subordinated debentures issued by the Company and held by the Trust as liabilities.
The following table sets forth certain information regarding borrowed funds at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$24,860	$31,265	$12,192
Maximum amount outstanding at any month-end during the period	47,062	48,574	16,542
Balance outstanding at end of period	28,150	48,574	12,655
Weighted average interest rate during the period	3.62%	2.28%	5.59%
Weighted average interest rate at end of period	4.25%	2.76%	2.28%
Subsidiary Activities
As of December 31, 2005, we maintained CFBank and the Trust as wholly owned subsidiaries.
Personnel
As of December 31, 2005, we had 52 full-time and two part-time employees.

Regulation and Supervision
General. CFBank is a federally-chartered savings association. It is subject to regulation, examination and supervision by the OTS and the Federal Deposit Insurance Corporation (FDIC) as its deposit insurer. CFBank is a member of the Savings Association Insurance Fund (SAIF), and its deposit accounts are insured up to applicable limits by the FDIC. All the deposit premiums paid by CFBank to the FDIC for deposit insurance are currently paid to the SAIF. CFBank also is a member of the FHLB of Cincinnati, which is one of the 12 regional FHLBs. CFBank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess CFBank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. As a savings and loan holding company, we must file certain reports with, and otherwise comply with, the rules and regulations of the OTS and, with respect to federal securities laws, of the Securities and Exchange Commission (the Commission).
The OTS and the FDIC have significant discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such policies, whether by the OTS, the FDIC, the Commission or the United States Congress, could have a material adverse impact on the Company, CFBank and our operations and shareholders. The following discussion is intended to be a summary of the material statutes and regulations applicable to savings associations and their holding companies, but it does not purport to be a comprehensive description of all such statutes and regulations.
Regulation of Federal Savings Associations
Business Activities. CFBank derives its lending and investment powers from the Home Owners’ Loan Act, as amended (HOLA), and OTS regulations. Under these laws and regulations, CFBank may invest in mortgage loans secured by residential and commercial real estate, commercial and consumer loans, certain types of debt securities and certain other assets. CFBank may also establish service corporations that may engage in activities not otherwise permissible for CFBank, including certain real estate equity investments and securities and insurance brokerage activities. CFBank’s authority to invest in certain types of loans or other investments is limited by federal law.
Loans to One Borrower. CFBank is generally subject to the same limits on loans to one borrower as is a national bank. With specified exceptions, CFBank’s total loans or extensions of credit to a single borrower cannot exceed 15% of CFBank’s unimpaired capital and surplus, which does not include accumulated other comprehensive income. CFBank may lend additional amounts up to 10% of its unimpaired capital and surplus which does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily marketable collateral. CFBank currently complies with applicable loans-to-one-borrower limitations.
QTL Test. The HOLA requires that CFBank, as a savings association, comply with the qualified thrift lender (QTL) test. Under the QTL test, CFBank is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, CFBank’s total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets and (iii) the value of property used to conduct CFBank’s business. CFBank may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the Code). CFBank met the QTL test at December 31, 2005 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If CFBank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a national bank charter.
Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 will be 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.
Tangible capital is defined, generally, as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At December 31, 2005, CFBank met each of its capital requirements, in each case on a fully phased-in basis.

			Excess	Capital
	Actual	Required	(Deficiency)	Actual	Required
	Capital	Capital	Amount	Percent	Percent
	(Dollars in thousands)
Tangible	$11,717	$2,554	$9,163	6.9%	1.5%

Core (Leverage)	11,717	6,811	4,906	6.9%	4.0%

Risk-based	13,212	10,454	2,758	10.1%	8.0%
Capital Distributions. The OTS imposes various restrictions or requirements on the ability of CFBank to make capital distributions, including cash dividends. A savings institution that is the subsidiary of a savings and loan holding company must file a notice with the OTS at least 30 days before making a capital distribution. CFBank must file an application for prior approval if the total amount of its capital distributions, including the proposed distribution, for the applicable calendar year would exceed an amount equal to CFBank’s net income for that year plus CFBank’s retained net income for the previous two years. The OTS may disapprove of a notice of application if (i) CFBank would be undercapitalized following the distribution, (ii) the proposed capital distribution would raise safety and soundness concerns or (iii) the capital distribution would violate a prohibition contained in any statute, regulation, or agreement. The Company’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from CFBank.
Branching. Subject to certain limitations, HOLA and OTS regulations permit federally chartered savings associations to establish branches in any State of the United States. The authority to establish such a branch is available (i) in States that expressly authorize branches of savings associations located in another State and (ii) to an association that qualifies as a “domestic building and loan association” under the Code, which imposes qualification requirements similar to those for a qualified thrift lender under HOLA. See "— QTL Test.” The authority for a federal savings association to establish an interstate branch network would facilitate a geographic diversification of the association’s activities. This authority under HOLA and OTS regulations preempts any State law purporting to regulate branching by federal savings associations.
Community Reinvestment. Under the Community Reinvestment Act (the CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the association. The CRA also requires each institution to publicly disclose its CRA rating.
The CRA regulations establish an assessment system that bases an association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices.
Transactions with Related Parties. CFBank’s authority to engage in transactions with its “affiliates” is limited by the OTS regulations and by Sections 23A and 23B of the Federal Reserve Act (the FRA). In general, these transactions must be on terms which are as favorable to CFBank as comparable transactions with non-affiliates. In addition, certain types of these transactions are restricted to an aggregate percentage of CFBank’s capital. Collateral in specified amounts must usually be provided by affiliates in order to receive loans from CFBank. In addition, the OTS regulations prohibit a savings association from lending to any affiliates that engages in activities not permissible for bank holding companies and from purchasing the securities of any affiliate, other than a subsidiary.
Effective April 1, 2003, the Federal Reserve Board (the FRB) rescinded its interpretations of Sections 23A and 23B of the FRA and replaced these interpretations with Regulation W. In addition, Regulation W makes various changes to existing law regarding Sections 23A and 23B, including expanding the definition of what constitutes an affiliate subject to Sections 23A and 23B and exempting certain subsidiaries of state-chartered banks from the restrictions of Sections 23A and 23B. Under Regulation W, all transactions entered into on or before December 12, 2002, which either became subject to Sections

23A and 23B solely because of Regulation W, and all transactions covered by Sections 23A and 23B, the treatment of which will change solely because of Regulation W, became subject to Regulation W on July 1, 2003. All other covered affiliate transactions became subject to Regulation W on April 1, 2003. The Federal Reserve Board expects each depository institution that is subject to Sections 23A and 23B to implement policies and procedures to ensure compliance with Regulation W.
CFBank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the FRA and Regulation O of the Federal Reserve Board. Among other things, these provisions require that extensions of credit to insiders: (i) be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and (ii) not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of CFBank’s capital. The regulations allow small discounts on fees on residential mortgages for directors, officers and employees. In addition, extensions for credit in excess of certain limits must be approved by CFBank’s Board of Directors.
Section 402 of the Sarbanes-Oxley Act prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as CFBank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.
Enforcement. The OTS has primary enforcement responsibility over savings associations, including CFBank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.
Standards for Safety and Soundness. Under federal law, the OTS has adopted a set of guidelines prescribing safety and soundness standards. These guidelines establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, asset quality, earnings standards, compensation, fees and benefits. In general, the guidelines require appropriate systems and practices to identify and manage the risks and exposures specified in the guidelines. In addition, the OTS adopted regulations that authorize, but do not require, the OTS to order an institution that has been given notice that it is not satisfying these safety and soundness standards to submit a compliance plan. If, after being notified, an institution fails to submit an acceptable plan of compliance or fails in any material respect to implement an accepted plan, the OTS must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized association is subject under the “prompt corrective action” provisions of federal law. If an institution fails to comply with such an order, the OTS may seek to enforce such order in judicial proceedings and to impose civil money penalties.
Real Estate Lending Standards. The OTS and the other federal banking agencies adopted regulations to prescribe standards for extensions of credit that (i) are secured by real estate or (ii) are made for the purpose of financing the construction of improvements on real estate. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards that are consistent with safe and sound banking practices and appropriate to the size of the association and the nature and scope of its real estate lending activities. The standards also must be consistent with accompanying OTS guidelines, which include loan-to-value ratios for the different types of real estate loans. Associations are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitations so long as such exceptions are reviewed and justified appropriately. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standards are justified.
Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; or (iv) critically undercapitalized.
At December 31, 2005, CFBank met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.
Insurance of Deposit Accounts. CFBank is a member of the SAIF. Under federal law, the FDIC established a risk based assessment system for determining the deposit insurance assessments to be paid by insured depository institutions. Under the assessment system, the FDIC assigns an institution to one of three capital categories based on the institution’s financial information as of the quarter ending three months before the beginning of the assessment period. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Under the regulation, there are nine risk assessment classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates currently range from 0.0% of deposits for an institution in the highest category (i.e., well-capitalized and financially sound, with no more than a few minor weaknesses) to 0.27% of deposits for an institution in the lowest category (i.e., undercapitalized and substantial supervisory concern). The FDIC is authorized to raise the assessment rates as necessary to maintain the required reserve ratio of 1.25%.
In addition, all FDIC-insured institutions are required to pay assessments to the FDIC at an annual rate of approximately 0.0168% of insured deposits to fund interest payments on bonds issued by the Financing Corporation, an agency of the federal government established to recapitalize the predecessor to the Bank Insurance Fund. These assessments will continue until the Financing Corporation bonds mature in 2017.
Federal Home Loan Bank System. CFBank is a member of the FHLB of Cincinnati, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions: (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets; and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s advances, collateral pledge and security agreement with the FHLB. CFBank, as a member of the FHLB of Cincinnati is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 0.12% of the total assets of CFBank. CFBank is also required to own activity based stock, which is based on 4.45% of CFBank’s outstanding advances. These percentages are subject to change by the FHLB. CFBank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at December 31, 2005 of $2.7 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.
The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, CFBank’s net interest income would be affected. Under the Gramm-Leach-Bliley Act (the GLB Act), membership in the FHLB is now voluntary for all federally-chartered savings associations, such as CFBank. The GLB Act also replaces the existing redeemable stock structure of the FHLB System with a capital structure that requires each FHLB to meet a leverage limit and a risk-based permanent capital requirement. Two classes of stock are authorized: Class A (redeemable on six-month notice) and Class B (redeemable on five-year notice).
Federal Reserve System. CFBank is subject to provisions of the FRA and the FRB’s regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $42.1 million. The amount of aggregate transaction accounts in excess of $42.1 million are currently subject to a reserve ratio of 10.0%. The FRB regulations currently exempt $6.0 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. CFBank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce CFBank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
Privacy Regulations. The OTS has published final regulations implementing the privacy protection provisions of the GLB Act. The new regulations generally require that CFBank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to any customer at the time of establishing the customer relationship and annually thereafter. In addition, CFBank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. CFBank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
The USA PATRIOT Act. CFBank is subject to the USA PATRIOT Act, which gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, Title III of the USA PATRIOT Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions, including banks, thrifts, brokers, dealers, credit unions, money transfer agents and parties registered under the Commodity Exchange Act. Among other requirements, Title III of the USA PATRIOT Act imposes the following requirements with respect to financial institutions:
•	Pursuant to Section 352, all financial institutions must establish anti-money laundering programs that include, at minimum: (i) internal policies, procedures, and controls; (ii) specific designation of an anti-money laundering compliance officer; (iii) ongoing employee training programs; and (iv) an independent audit function to test the anti-money laundering program.

•	Pursuant to Section 326, on May 9, 2003, the Secretary of the Department of Treasury, in conjunction with other bank regulators, issued Joint Final Rules that provide for minimum standards with respect to customer identification and verification. These rules became effective on October 1, 2003.

•	Pursuant to Section 312 financial institutions that establish, maintain, administer, or manage private banking accounts or correspondent accounts in the United States for non-United States persons or their representatives (including foreign individuals visiting the United States) must establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls designed to detect and report money laundering. Effective December 25, 2001, financial institutions are prohibited from establishing, maintaining, administering or managing correspondent accounts for foreign shell banks (foreign banks that do not have a physical presence in any country), and such institutions are subject to certain record keeping obligations with respect to correspondent accounts of foreign banks. Bank regulators are directed to consider a holding company’s effectiveness in combating money laundering when ruling on FRA and Bank Merger Act applications.
Holding Company Regulation
Central Federal Corporation is a savings and loan holding company regulated by the OTS and, as such, is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the holding company and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.
Permissible Activities of Central Federal Corporation. Because we acquired CFBank prior to May 4, 1999, we are permitted to engage in the following non-financial activities under the GLB Act: (i) furnishing or performing management services for a savings institution subsidiary; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from a savings institution subsidiary; (iv) holding or managing properties used or occupied by a savings institution subsidiary; (v) acting as trustee under a deed of trust; (vi) any other activity (a) that the FRB, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the BHC Act), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987; (vii) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and (viii) any activity permissible for financial holding companies under section 4(k) of the BHC Act.
Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHC Act include: (i) lending, exchanging, transferring, investing for others or safeguarding money or securities; (ii) insurance activities or providing and issuing annuities, and acting as principal, agent or broker; (iii) financial, investment or economic advisory services; (iv) issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly; (v) underwriting, dealing in or making a market in securities; (vi) activities previously determined by the FRB to be closely related to banking; (vii) activities that bank holding companies are permitted to engage in outside of the United States; and (viii) portfolio investments made by an insurance company.
Restrictions Applicable to All Savings and Loan Holding Companies. Federal law prohibits a savings and loan holding company, including us, directly or indirectly, from acquiring: (i) control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval; (ii) through merger, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company)

without prior OTS approval; or (iii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).
A savings and loan holding company may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987 or (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state-chartered association.
If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FRB as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.
Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. § 1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Federal Securities Laws. Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, we are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.
The Sarbanes-Oxley Act of 2002. As a public company, we are subject to the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act), which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the principal executive officer and principal financial officer certify financial statements; (iv) a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to its independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting; (v) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the company’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (vi) an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with independent auditors; (vii) the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer; (viii) the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not; (ix) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (x) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions; (xi) disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code; (xii) mandatory disclosure by analysts of potential conflicts of interest; and (xiii) a range of enhanced penalties for fraud and other violations.
Compliance with the Sarbanes-Oxley Act and the regulations promulgated there under may have a material impact on our results of operations and financial condition, as the internal control rules become applicable to non-accelerated filers in 2007.
Quotation on Nasdaq®. Our common stock is quoted on the Nasdaq® Capital Market. In order to maintain such quotation, we are subject to certain corporate governance requirements, including: (i) a majority of our Board of Directors must be composed of independent directors; (ii) we are required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers (NASD) and by Exchange Act regulations; (iii) our nominating committee and compensation committee must also be composed entirely of independent directors; and (iv) each of our audit committee and nominating committee must have a publicly available written charter.
Federal and State Taxation
Federal Taxation
General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and CFBank. We are subject to a maximum federal income tax rate of 34% for 2005.
Distributions. Under the 1996 Act, if CFBank makes “non-dividend distributions” to the holding company, such distributions will be considered to have been made from CFBank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from CFBank’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in CFBank’s taxable income. Non-dividend distributions include distributions in excess of CFBank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.
Dividends paid out of CFBank’s current or accumulated earnings and profits will not be so included in CFBank’s taxable income. At year-end 2005, CFBank had no accumulated earnings and profits.
The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a non-dividend distribution to the holding company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. CFBank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
Ohio Taxation
We are subject to the Ohio corporate franchise tax, which, as applied to the holding company, is a tax measured by both net earnings and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or 0.4% times of taxable net worth. Under these alternative measures of computing tax liability, complex formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is $50 per year, and maximum tax liability as measured by net worth is limited to $150,000 per year.
A special litter tax also applies to all corporations, including the holding company, subject to the Ohio corporate franchise tax. This litter tax does not apply to “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.
Certain holding companies, such as Central Federal Corporation, will qualify for complete exemption from the net worth tax if certain conditions are met. The holding company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis.
CFBank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of CFBank’s apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deduction. As a “financial institution,” CFBank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.
Delaware Taxation
As a Delaware holding company not earning income in Delaware, we are exempted from Delaware corporate income tax but are required to file an annual report with and pay an annual franchise tax to the State of Delaware.
Available Information
Our website address is www.CFBankonline.com. We make available free of charge through our website our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the Commission. These reports can be found on our website under the caption “CF News and Links — Investor Relations — SEC Filings.” Investors also can obtain copies of our filings from the Commission’s website at www.sec.gov.

Item 2 Description of Property
We conduct our business through five offices located in Summit, Columbiana, and Franklin Counties, Ohio.

		Original		Net Book Value of
		Year		Property or
	Leased	Leased	Date of	Leasehold
	or	or	Lease	Improvements at
Location	Owned	Acquired	Expiration	December 31, 2005
				(Dollars in thousands)
Administrative/Home Office:
2923 Smith Rd	Leased	2004	2014	$396
Fairlawn, Ohio 44333

Branch Offices:
601 Main Street	Owned	1989	—	712
Wellsville, Ohio 43968

49028 Foulks Drive	Owned	1979	—	304
East Liverpool, Ohio 43920

4249 Easton Way, Suite 125	Leased	2003	2009	13
Columbus, Ohio 43219

Residential Mortgage Origination Office:
1730 Akron-Peninsula Rd	Leased	2004	2009	48
Akron, Ohio 44313

Item 3 Legal Proceedings
We may, from time to time, be involved in various legal proceedings in the normal course of business. Periodically, there have been various claims and lawsuits involving CFBank, such as claims to enforce liens, condemnation proceedings on properties in which CFBank holds security interests, claims involving the making and servicing of real property loans and other issues incident to our business.
In December 2005, CFBank terminated the Richard J. O’Donnell, President of Reserve. The former President filed a request for arbitration against CFBank and contends that CFBank owes him $600,000 for breaching an employment agreement between him and CFBank by discharging him without just cause. CFBank responded by denying that it breached the employment agreement in that CFBank had just cause to discharge him for flagrant misconduct and malfeasance, alleging causes of action for breach of contract, breach of fiduciary duty, and breach of duty of loyalty. The arbitration is in the discovery stage and the outcome cannot be determined at this time. Mr. O’Donnell owned 5.5% of the Company’s outstanding shares at the time the dispute arose. In January 2006, the Company issued 2.3 million shares of its common stock in a public stock offering and, as a result of the increase in the number of outstanding shares, Mr. O’Donnell’s ownership has been reduced to 2.7%.

We are not a party to any other pending legal proceeding that management believes would have a material adverse effect on our financial condition or operations, if decided adversely to us.
No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service (IRS) in fiscal year 2005 or at any other time, in connection with any transaction deemed by the IRS to be abusive or to have a significant tax avoidance purpose.

Item 4 Submission of Matters to a Vote of Security Holders
None.
PART II

Item 5 Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-B is incorporated by reference to our 2005 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared” on page 18 and in “Note 18 — Capital Requirements and Restrictions on Retained Earnings” at page 41 therein, respectively.
The equity compensation plan information required by Item 201(d) of Regulation S-B is set forth herein under Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 701 of Regulation S-B with respect to our sales of unregistered securities during fiscal 2003 has been reported previously in filings made with the Commission.
We did not purchase any of our equity securities requiring disclosure under Item 703 of Regulation S-B.

Item 6 Management’s Discussion and Analysis or Plan of Operation
Information required by Item 303 of Regulation S-B is incorporated by reference to our 2005 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.

Item 7 Financial Statements
The consolidated financial statements required by Item 310(a) of Regulation S-B are incorporated by reference to our 2005 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 19 therein and include the following:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Loss
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 8A Controls and Procedures
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in internal control over financial reporting. We made no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the completion of the evaluation of those controls by our principal executive officer and principal financial officer.

Item 8B Other Information
None.

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
Directors. Information required by Item 401 of Regulation S-B with respect to our directors and committees of the Board of Directors is incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed with the Commission on March 30, 2006, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”
Executive Officers of the Registrant

	Age at
	December 31,	Position held with the Company
Name	2005	and/or Subsidiaries
David C. Vernon (1)	65	Chairman, Company and CFBank

Mark S. Allio (2)	51	Vice-Chairman, President and Chief Executive Officer, Company; Vice-Chairman and Chief Executive Officer, CFBank

Raymond E. Heh	63	President and Chief Operating Officer, CFBank

R. Parker MacDonell	51	Regional President — Columbus, CFBank

Eloise L. Mackus	55	Senior Vice President, General Counsel and Secretary, Company and CFBank

Timothy M. O’Brien	40	Senior Vice President — Mortgage Operations, CFBank

Therese A. Liutkus	46	Treasurer and Chief Financial Officer, Company and CFBank

(1)	Mr. Vernon held this position thru December 31, 2005, after which time he assumed the role of Vice-Chairman of the Board of Directors of the Company and CFBank.

(2)	Mr. Allio held these positions thru December 31, 2005, after which time he assumed the role of Chairman of the Board of Directors of the Company and CFBank.
David C. Vernon was Chairman of the Board of the Company and CFBank at December 31, 2005. He served as President and Chief Executive Officer of the Company and Chief Executive Officer of CFBank from January 2003 until January 31, 2005. He has worked for more than 40 years in banking in our markets. He founded Summit Bank in Akron in 1991, which operated successfully until its acquisition by FirstFederal Financial Services Corp. in 1997. Mr. Vernon held previous leadership positions with the

Firestone Bank and Bank One Akron NA. On January 1, 2006, he retired as Chairman and assumed the role of Vice-Chairman of the Company and CFBank.
Mark S. Allio, Vice-Chairman, President and Chief Executive Officer of Central Federal and Vice-Chairman and Chief Executive Officer of CFBank since February 1, 2005, has more than 29 years of banking and banking-related experience, including service as President and Chief Executive Officer of Rock Bank in Livonia, Michigan, an affiliate of Quicken Loans, Inc. from April 2003 to December 2004. He was previously President of Third Federal Savings, MHC in Cleveland, Ohio, a multi-billion dollar thrift holding company from January 2000 to December 2002 and Chief Financial Officer of Third Federal from 1988 thru 1999. On January 1, 2006, Mr. Allio assumed the role of Chairman of the Company and CFBank.
Raymond E. Heh, President and Chief Operating Officer, joined CFBank in June 2003. Formerly, Mr. Heh held numerous positions at Bank One Akron NA including Chairman, President and CEO. He was with Bank One Akron NA for 18 years and has over 40 years of experience in the commercial banking industry. Mr. Heh is a graduate of The Pennsylvania State University.
R. Parker MacDonell, Regional President — Columbus, joined CFBank in May 2003. Mr. MacDonell is a third generation Ohio banker with 18 years of commercial banking experience. He is a former Senior Vice President of Bank One Columbus NA, a position he held for three years during his 15 year tenure with Bank One. He is a graduate of Dartmouth College and received his master’s degree from Yale University.
Eloise L. Mackus is Senior Vice President, General Counsel and Secretary of the Company and CFBank. Prior to joining us in July 2003, Ms. Mackus practiced in law firms in Connecticut and Ohio and was the Vice President and General Manager of International Markets for The J. M. Smucker Company. Ms. Mackus completed a bachelor’s degree at Calvin College and a juris doctorate at The University of Akron School of Law.
Timothy M. O’Brien is Senior Vice President — Mortgage Operations of CF Bank. Prior to joining us in August 2005, Mr. O’Brien was Director of Asset & Risk Management at DeepGreen Financial and Senior Vice President at Greystone Funding Corporation. Mr. O’Brien has 12 years of banking experience concentrating in commercial, residential and consumer product lines. He received a bachelor’s degree in Business Administration from the University of Toledo in 1988.
Therese A. Liutkus joined the Company and CFBank as Chief Financial Officer in November 2003. Prior to that time, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for six years and she has more than 20 years of banking experience. Ms. Liutkus is a certified public accountant and has a bachelor’s degree in accounting from Cleveland State University.
Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed with the Commission on March 30, 2006, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS —Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Section 16 Filings.”
Code of Ethics. We have adopted a code of ethics, our Financial Code of Ethics, which meets the requirements of Item 406 of Regulation S-B and applies to our principal executive officer, principal financial officer and principal accounting officer. Since our inception in 1998, we have had a Code of Business Conduct and Ethics (Code of Conduct). We require all directors, officers and other employees to adhere to the Code of Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. The Financial Code of Ethics and the Code of Conduct are available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Corporate Governance.”

Item 10 Executive Compensation
Information required by Item 402 of Regulation S-B is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 30, 2006, under the caption “EXECUTIVE COMPENSATION.”

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-B is incorporated by reference to our definitive Proxy Statement for the 2006 Annual Meeting of Stockholders filed with the Commission on March 30, 2006, under the caption “STOCK OWNERSHIP.”
Related Stockholder Matters — Equity Compensation Plan Information. The following table sets forth information about Company common stock that may be issued upon exercise of options, warrants and rights under all of the Company’s equity compensation plans as of December 31, 2005.

Number of
	Number of		Securities
	Securities to be		Remaining
	Issued Upon	Weighted-Average	Available for
	Exercise of	Exercise Price of	Future Issuance
	Outstanding	Outstanding	under Equity
	Options, Warrants	Options, Warrants	Compensation
Plan Category	and Rights	and Rights	Plans
Equity compensation plans approved by shareholders	290,872	$11.32	22,126

Equity compensation plans not approved by shareholders	—	—	—

Total	290,872	$11.32	22,126

See Part II, Item 7, Financial Statements, Notes 1 and 17, for a description of the principal provisions of our equity compensation plans. The information required by Item 7 is incorporated by reference to our 2005 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 19 therein.

Item 12 Certain Relationships and Related Transactions
Information required by Item 404 of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed with the Commission on March 30, 2006, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS — Certain Relationships and Related Transactions.”

Item 13 Exhibits
See Exhibit Index at page 38 of this report on Form 10-KSB.

Item 14 Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to our definitive Proxy Statement for our 2006 Annual Meeting of Stockholders filed with the Commission on March 30, 2006, under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.”

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

/s/ Mark S. Allio

Mark S. Allio
Chairman, President and Chief Executive Officer

Date: March 30, 2006
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark S. Allio Mark S. Allio	Chairman of the Board, President and Chief Executive Officer	March 30, 2006
(principal executive officer)

/s/ Therese Ann Liutkus Therese Ann Liutkus, CPA	Treasurer and Chief Financial Officer	March 30, 2006
(principal accounting and financial officer)

/s/ David C. Vernon David C. Vernon	Vice-Chairman of the Board	March 30, 2006

/s/ Jeffrey W. Aldrich Jeffrey W. Aldrich	Director	March 30, 2006

/s/ Thomas P. Ash Thomas P. Ash	Director	March 30, 2006

/s/ William R. Downing William R. Downing	Director	March 30, 2006

/s/ Gerry W. Grace Gerry W. Grace	Director	March 30, 2006

/s/ Jerry F. Whitmer Jerry F. Whitmer	Director	March 30, 2006

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089 filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005)

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089 filed with the Commission on September 23, 1998)

10.1*	Salary Continuation Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.2*	Employment Agreement between CFBank and Richard J. O’Donnell (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.3*	Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.4*	Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.5*	Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.6*	Second Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.7*	Second Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

11.1	Statement Re: Computation of Per Share Earnings

13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2005

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

* Management contract or compensation plan or arrangement identified pursuant to Item 13 of Form 10-KSB