Form 10QSB
period 2006-03-31
CENTRAL FEDERAL CORP
filed 2006-05-12
CIK 1070680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class:	Outstanding at April 28, 2006
Common stock, $0.01 par value	4,543,662 shares
Transitional Small Business Disclosure Format (check one)            Yes ☐            No ☑

CENTRAL FEDERAL CORPORATION
FORM 10-QSB
QUARTER ENDED MARCH 31, 2006
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2006	2005
ASSETS	(unaudited)
Cash and cash equivalents	$2,043	$2,972
Securities available for sale	35,192	30,872
Loans held for sale	177	178
Loans, net of allowance of $1,730 and $1,495	143,354	124,026
Federal Home Loan Bank stock	2,656	2,656
Loan servicing rights	234	250
Foreclosed assets, net	60	—
Premises and equipment, net	2,984	2,934
Bank owned life insurance	3,563	3,531
Loan sales proceeds receivable	2,011	2,241
Deferred tax asset	2,133	1,978
Accrued interest receivable and other assets	2,255	1,383
	$196,662	$173,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$9,056	$7,509
Interest bearing	127,368	120,079

Total deposits	136,424	127,588
Federal Home Loan Bank advances	23,795	22,995
Advances by borrowers for taxes and insurance	63	113
Accrued interest payable and other liabilities	1,282	1,089
Subordinated debentures	5,155	5,155

Total liabilities	166,719	156,940

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2006 - 4,612,195 shares issued, 2005 - 2,312,195 shares issued	46	23
Additional paid-in capital	27,105	12,787
Retained earnings	3,682	4,315
Accumulated other comprehensive income (loss)	(107)	28
Unearned stock based incentive plan shares	—	(289)
Treasury stock, at cost (2006 - 68,533 shares, 2005 - 68,533 shares)	(783)	(783)
Total shareholders’ equity	29,943	16,081

	$196,662	$173,021

See accompanying notes to consolidated financial statement.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Interest and dividend income
Loans, including fees	$2,301	$1,675
Securities	407	143
Federal Home Loan Bank stock dividends	38	42
Federal funds sold and other	23	78

	2,769	1,938

Interest expense
Deposits	1,008	535
Federal Home Loan Bank advances and other debt	137	164
Subordinated debentures	95	70

	1,240	769

Net interest income	1,529	1,169

Provision for loan losses	290	218

Net interest income after provision for loan losses	1,239	951

Noninterest income
Service charges on deposit accounts	51	41
Net gains on sales of loans	32	211
Loan servicing fees, net	14	7
Earnings on bank owned life insurance	32	34
Other	51	6

	180	299

Noninterest expense
Salaries and employee benefits	929	907
Occupancy and equipment	114	113
Data processing	118	124
Franchise taxes	47	52
Professional fees	166	96
Director fees	42	39
Postage, printing and supplies	50	62
Advertising and promotion	20	43
Telephone	26	36
Loan expenses	45	9
Foreclosed assets, net	10	4
Depreciation	105	105
Amortization of intangibles	—	31
Other	97	81

	1,769	1,702

Loss before income taxes	(350)	(452)

Income tax benefit	(126)	(163)

Net loss	$(224)	$(289)

Loss per share:
Basic	$(0.05)	$(0.13)
Diluted	$(0.05)	$(0.13)
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated
		Additional		Other	Unearned Stock		Total
	Common	Paid-In	Retained	Comprehensive	Based Incentive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Equity
Balance at January 1, 2006	$23	$12,787	$4,315	$28	$(289)	$(783)	$16,081

Reclassification of unearned stock based incentive plan shares upon adoption of SFAS 123R, Share Based Payment on January 1, 2006		(289)			289		—

Comprehensive loss:
Net loss			(224)				(224)
Other comprehensive loss				(135)			(135)

Total comprehensive loss							(359)

Issuance of common stock in public offering, net of offering costs of $1,542 (2,300,000 shares)	23	14,535					14,558
Release of 5,831 stock based incentive plan shares		67					67
Tax benefits from dividends on unvested stock based incentive plan shares		5					5
Cash dividends declared ($.09 per share)			(409)				(409)

Balance at March 31, 2006	$46	$27,105	$3,682	$(107)	$—	$(783)	$29,943

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2006	2005
Net loss	$(224)	$(289)

Change in net unrealized gain (loss) on securities available for sale	(204)	(212)

Tax effect	69	72

Other comprehensive loss	(135)	(140)

Comprehensive loss	$(359)	$(429)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months ended
	March 31,
	2006	2005
Cash flows from operating activities	$(656)	$(768)

Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,874	544
Purchases	(6,379)	(2,017)
Loan originations and payments, net	(15,884)	(8,601)
Loans purchased	(3,708)	—
Additions to premises and equipment	(156)	(26)
Proceeds from the sale of premises and equipment	43	—

Net cash from investing activities	(24,210)	(10,100)

Cash flows from financing activities
Net change in deposits	8,831	9,007
Net change in short-term borrowings from the Federal Home Loan Bank and other	1,800	(26,524)
Repayments on Federal Home Loan Bank advances and other debt	(1,000)	(1,000)
Net change in advances by borrowers for taxes and insurance	(50)	(122)
Cash dividends paid	(202)	(196)
Proceeds from exercise of stock options	—	374
Proceeds from issuance of common stock in public offering	14,558	—

Net cash from financing activities	23,937	(18,461)

Net change in cash and cash equivalents	(929)	(29,329)

Beginning cash and cash equivalents	2,972	32,675

Ending cash and cash equivalents	$2,043	$3,346

Supplemental cash flow information:
Interest paid	$1,196	$722
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$60	$—
See accompanying notes to consolidated financial statements.

7.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accounting principles have been condensed or omitted.
In the opinion of the management of Central Federal Corporation (the “Company”), the accompanying consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2005. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.
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

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The factors used in the loss per share computation follow.

	Three months ended March 31,
	2006	2005
Basic
Net loss	$(224)	$(289)

Weighted average common shares outstanding	4,223,273	2,189,716

Basic loss per common share	$(0.05)	$(0.13)

Diluted
Net loss	$(224)	$(289)

Weighted average common shares outstanding for basic loss per share	4,223,273	2,189,716

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	—	—

Average shares and dilutive potential common shares	4,223,273	2,189,716

Diluted loss per common share	$(0.05)	$(0.13)

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

	Three months ended March 31,
	2006	2005
Stock options	282,472	216,398
Stock based incentive plan shares	20,829	24,107

9.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock Based Compensation: Prior to January 1, 2006, the Company accounted for stock-based compensation expense using the intrinsic value method as required by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and as permitted by Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-based Compensation.” No stock-based compensation cost was reflected in net income for stock options, as all options granted had an exercise price equal to the market price of the underlying common stock at the date of grant.
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share Based Payment (SFAS 123R), which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS 123R using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity. It also provides for expense recognition for both new and existing stock-based awards as the required services are rendered. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows”, and requires tax benefits related to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.
On March 29, 2005, the SEC published Staff Accounting Bulletin No. 107 (SAB107), which expressed the views of the Staff regarding the interaction between SFAS 123R and certain SEC rules and regulations regarding the valuation of stock-based payment arrangements for public companies. SAB 107 requires that stock-based compensation be classified in the same expense category as cash compensation. Accordingly, the Company has included employees’ stock-based compensation expense in salaries and employee benefits and directors’ stock-based compensation expense in director fees in the consolidated statements of operations.
The adoption of SFAS 123R had no impact on reported results of operations, basic or diluted loss per share for the three months ended March 31, 2006 related to stock options since there were no unvested options at January 1, 2006 and no options granted during the three months ended March 31, 2006. Future option grants will be accounted for in accordance with SFAS 123R.
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS123R in the prior period.

Three months
ended March 31,
2005
Net loss as reported	$(289)
Deduct: Stock-based compensation expense determined under fair value based method	45

Pro forma net loss	$(334)

Basic loss per share as reported	$(0.13)
Pro forma basic loss per share	(0.15)

Diluted loss per share as reported	$(0.13)
Pro forma diluted loss per share	(0.15)

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES
The fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
March 31, 2006
Federal agency	$5,820	$—	$(186)
State and municipal	1,972	—	(46)
Mortgage-backed	27,400	279	(209)

Total	$35,192	$279	$(441)

December 31, 2005
Federal agency	$5,838	$—	$(169)
State and municipal	1,987	—	(33)
Mortgage-backed	23,047	405	(161)

Total	$30,872	$405	$(363)

The fair value of debt securities at March 31, 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Available
for Sale
Fair
Value
Due from one to five years	$7,792
Mortgage-backed	27,400

Total	$35,192

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES (continued)
Securities with a carrying amount of $13,986 and $15,689 at March 31, 2006 and December 31, 2005 were pledged to secure Federal Home Loan Bank advances. At March 31, 2006 and December 31, 2005, there were no holdings of securities of any one issuer, other than federal agencies, in an amount greater than 10% of shareholders’ equity.
Securities with unrealized losses at March 31, 2006 and December 31, 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

March 31, 2006	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Federal agency	$979	$(15)	$4,841	$(171)	$5,820	$(186)
State and municipal	1,972	(46)	—	—	1,972	(46)
Mortgage-backed	7,706	(105)	2,786	(104)	10,492	(209)

Total temporarily impaired	$10,657	$(166)	$7,627	$(275)	$18,284	$(441)

December 31, 2005	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Federal agency	$1,955	$(42)	$3,883	$(127)	$5,838	$(169)
State and municipal	1,987	(33)	—	—	1,987	(33)
Mortgage-backed	5,953	(79)	1,907	(82)	7,860	(161)

Total temporarily impaired	$9,895	$(154)	$5,790	$(209)	$15,685	$(363)

Unrealized losses on the above federal agency and mortgage-backed securities have not been recognized in income because the issuers of the bonds are all federal agencies and the decline in fair value is temporary and largely due to changes in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and/or market rates decline.
Unrealized losses on state and municipal bonds have not been recognized in income because the bonds are of high credit quality (rated AAA), management has the intent and ability to hold for the foreseeable future and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – LOANS
Loans at period-end were as follows:

	March 31,	December 31,
	2006	2005
Commercial	$23,365	$16,347
Real estate:
Single-family residential	24,548	23,627
Multi-family residential	39,985	30,206
Commercial	26,916	25,937
Consumer	30,464	29,540

Subtotal	145,278	125,657
Less: Net deferred loan fees	(194)	(136)
Allowance for loan losses	(1,730)	(1,495)

Loans, net	$143,354	$124,026

Activity in the allowance for loan losses was as follows.

	Three months ended
	March 31,
	2006	2005
Beginning balance	$1,495	$978
Provision for loan losses	290	218
Loans charged-off	(70)	(109)
Recoveries	15	23

Ending balance	$1,730	$1,110

Impaired loans were not material for any period presented.
Nonperforming loans were as follows:

	March 31, 2006	December 31, 2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	745	800
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no nonperforming commercial, commercial real estate or multi-family loans at March 31, 2006 or year-end 2005.

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – STOCK COMPENSATION PLANS
Stock based incentive plans (SBIP) provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock Based Incentive Plan was approved by shareholders on July 13, 1999. The plan provided for 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan was ratified by shareholders on April 23, 2003 and provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. An amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on April 20, 2004 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. A second amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on May 20, 2005 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. Both plans provide for options to be granted for terms of up to, but not exceeding ten years from the date of grant and cannot be granted at a price less than the fair market value of the common stock on the date of grant. The Plans provide for accelerated vesting if there is a change in control (as defined in the Plans). Shares related to forfeited stock options and restricted stock awards become available for subsequent grant under the terms of the plans. Exercise price is the market price at date of grant for stock options, so no compensation expense was recognized in the consolidated statement of operations for periods prior to the Company’s adoption of FAS 123R on January 1, 2006. There were no unvested stock options at January 1, 2006 and no options granted during the three months ended March 31, 2006, so there is no compensation expense related to stock options recognized in the consolidated statement of operations for the three months ended March 31, 2006.
A summary of stock option activity is as follows.

	Three months ended March 31, 2006
			Weighted Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding, beginning of period	290,872	$11.32	$3.68
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(12,600)	13.28	3.43

Options outstanding, end of period	278,272	$11.24	$3.70

Options exercisable, end of period	278,272	$11.24	$3.70

The outstanding and exercisable options at March 31, 2006 have no intrinsic value as the Company’s stock price on that date was lower than the exercise price of all options.

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – STOCK COMPENSATION PLANS (continued)
Options outstanding at March 31, 2006 were as follows.

	Outstanding			Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of Exercise		Contractual	Exercise		Exercise
Prices	Number	Life in Years	Price	Number	Price
$9.19 - $10.42	133,640	7.2	$10.00	133,640	$10.00
$11.50 - $12.70	134,000	7.7	$12.27	134,000	$12.27
$13.76- $13.94	10,632	8.0	$13.76	10,632	$13.76
There were no option exercises during the three months ended March 31, 2006. Cash received from option exercises for the three months ended March 31, 2005 was $374 and the tax benefit realized for the tax deduction from option exercises totaled $54. The intrinsic value of options exercised during the three months ended March 31, 2005 was $156.
A summary of the activity for restricted stock awards is as follows:

	Three months ended March 31, 2006
		Weighted
		Average Grant-
	Shares	Date Fair Value
Unvested shares outstanding at beginning of period	45,827	$11.48
Granted	—	—
Vested	(8,775)	11.89
Forfeited	—	—

Unvested shares outstanding at end of period	37,052	$11.38

The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was $65 and $107.
Compensation expense for restricted stock awards is recognized over the vesting period of the shares based on the fair value of the shares on the date of grant. Compensation expense for the three months ended March 31, 2006 and 2005 was $67 and $60. The total recognized tax benefit related to compensation expense for the three months ended March 31, 2006 and 2005 was $23 and $20. At March 31, 2006, there was $209 of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 1.6 years.

16.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 – SEGMENT INFORMATION
The reportable segments are determined by the products and services offered, primarily distinguished between banking and mortgage banking operations. Loans, securities, deposits and servicing fees provide the revenues in the banking operation, and single-family residential mortgage loan sales provide the revenues in mortgage banking. All operations are domestic.
The accounting policies used are the same as those described in the summary of significant accounting policies. Segment performance is evaluated using net income. Goodwill was allocated to mortgage banking. Income taxes are allocated and transactions among segments are made at fair value. “Parent and Other” includes activities that are not directly attributed to the reportable segments and is comprised of the parent company and elimination entries between all segments. Information reported internally for performance assessment follows:

			Parent and	Consolidated
	Banking	Mortgage Banking	Other	Total
For the three months ended March 31, 2006:
Net interest income (expense)	$1,605	$19	$(95)	$1,529
Provision for loan losses	(290)	—	—	(290)
Net gain (loss) on sales of loans	(1)	33	—	32
Other revenue	143	(3)	8	148
Depreciation and amortization	(98)	(7)	—	(105)
Other expense	(1,413)	(157)	(94)	(1,664)

Loss before income tax	(54)	(115)	(181)	(350)
Income tax benefit	(25)	(39)	(62)	(126)

Net loss	$(29)	$(76)	$(119)	$(224)

March 31, 2006
Segment assets	$192,539	$3,029	$1,094	$196,662

			Parent and	Consolidated
	Banking	Mortgage Banking	Other	Total
For the three months ended March 31, 2005:
Net interest income (expense)	$1,243	$(4)	$(70)	$1,169
Provision for loan losses	(218)	—	—	(218)
Net gain on sales of loans	—	211	—	211
Other revenue	87	—	1	88
Depreciation and amortization	(100)	(36)	—	(136)
Other expense	(1,250)	(222)	(94)	(1,566)

Loss before income tax	(238)	(51)	(163)	(452)
Income tax benefit	(94)	(13)	(56)	(163)

Net loss	$(144)	$(38)	$(107)	$(289)

March 31, 2005
Segment assets	$151,974	$2,287	$(1,400)	$152,861

17.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.
Forward-Looking Statements
This Form 10-QSB contains “forward-looking statements” which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to (i) general and local economic conditions, (ii) changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition, (iii) changes in accounting principles, policies or guidelines, (iv) changes in legislation or regulation and (v) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.
Any or all of our forward-looking statements in this Form 10-QSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed. We do not intend to update any of the forward-looking statements after the date of this Quarterly Report or to conform these statements to actual results.
General
Our results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy and other general and administrative expenses. Results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.
Management Strategy
Central Federal Corporation is a savings and loan holding company incorporated in Delaware in 1998. Our primary business is the operation of our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. We emphasize personalized service, access to decision makers, timely response to loan requests and loan processing and the convenience of telephone banking, corporate cash management and online internet banking for our depositors.
We continued to successfully execute our plan for growth and had a record $29.9 million in commercial loan originations during the first quarter of 2006. Assets increased $23.7 million or 13.7% during the first quarter of 2006 and totaled $196.7 million at March 31, 2006 compared to $173.0 million at December 31, 2005. Asset growth was driven by $17.8 million or 24.5% growth in commercial, commercial real estate and multi-family loans, which totaled $90.3 million at March 31, 2006 compared to $72.5 million at December 31, 2005. Deposits increased $8.8 million or 6.9% and totaled $136.4 million at March 31, 2006 compared to $127.6 million at December 31, 2005.

18.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
This growth positively impacted net interest income, which increased $360,000 or 30.8% and totaled $1.5 million for the quarter ended March 31, 2006 compared to $1.2 million for the quarter ended March 31, 2005. Net interest margin increased to 3.56% during the 1st quarter of 2006 compared to 3.25% in the 1st quarter of 2005 and 3.39% in the 4th quarter of 2005.
The Company completed a 2.3 million share public stock offering in January 2006 and the $14.6 million net proceeds provided additional capital to execute the growth component of the business plan.
Profitability during the first quarter of 2006 was impacted by provisions for loan losses resulting from increased commercial, commercial real estate and multi-family residential lending, expenses associated with management and staff necessary to support growth, and operating expenses associated with locations in new markets. Current projections indicate improved performance in 2006 that is significantly dependent on our ability to continue to grow. Operating expenses which were essential for our expansion into business and financial services require the support of a larger asset base and resultant increased earnings to achieve profitability.
Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. CFBank had capital ratios above the well-capitalized levels at March 31, 2006 and December 31, 2005. In January 2006, the holding company contributed $10.4 million in capital to CFBank. Continued operating losses may require additional capital contributions to CFBank.
Other than described above, we are not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by regulators which would have a material effect if implemented.
Financial Condition
General. Assets totaled $196.7 million at March 31, 2006, an increase of $23.7 million or 13.7% from $173.0 million at December 31, 2005 due to growth in the loan and securities portfolios, which were funded with proceeds from the stock offering and deposit growth.
Securities. Securities available for sale totaled $35.2 million at March 31, 2006, an increase of $4.3 million or 14.0% compared to $30.9 million at December 31, 2005 due to current period mortgage-backed securities purchases.
Loans. Loans totaled $143.4 million at March 31, 2006, an increase of $19.4 million or 15.6% compared to $124.0 million at December 31, 2005. The increase was driven by growth in commercial, commercial real estate and multi-family loans which totaled $90.3 million at March 31, 2006, an increase of $17.8 million or 24.5% compared to $72.5 million at December 31, 2005. The Company also purchased auto loans totaling $3.7 million.
Deposits. Deposits totaled $136.4 million at March 31, 2006, an increase of $8.8 million or 6.9% compared to $127.6 million at December 31, 2005. The increase in deposits was due to growth of $6.0 million in certificate of deposit accounts, $3.2 million in money market accounts and $1.5 million in noninterest bearing deposits offset by a decline of $859,000 in interest bearing checking accounts and $1.0 million in traditional savings account balances. Growth in certificate of deposit and money market accounts were predominantly retail deposits, while the growth in noninterest bearing deposits reflected increased commercial customer relationships.
Shareholders’ equity. Shareholders’ equity totaled $29.9 million at March 31, 2006, an increase of $13.8 million or 86.2% compared to $16.1 million at December 31, 2005 as a result of proceeds from the stock offering discussed

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
above less current period dividends and the net loss. The Company’s capital to asset ratio was 15.2% at March 31, 2006 compared to 9.3% at December 31, 2005.
Comparison of the Results of Operations for the Three Months Ended March 31, 2006 and 2005
General. Performance improved 22.5% in the first quarter of 2006 compared to the prior year period. The loss for the first quarter of 2006 totaled ($224,000) or ($.05) per diluted share compared to a net loss for the first quarter of 2005 of ($289,000) or ($.13) per diluted share. The current period loss was due to expense associated with increasing the allowance for loan losses and operating costs necessary to support our strategic growth plan.
Net interest income. Net interest income totaled $1.5 million for the quarter ended March 31, 2006, an increase of $360,000 or 30.8% compared to $1.2 million for the quarter ended March 31, 2005. Both the volume and yield on interest-earning assets increased in the first quarter of 2006 compared to the prior year quarter. The resultant growth in interest income was partially offset by increased interest expense due to an increase in volume and cost of interest-bearing liabilities in the current year quarter.
Average interest earning assets increased $28.1 million or 19.5% to $172.0 million in the first quarter of 2006 from $143.9 million in the first quarter of 2005 due to loan growth pursuant to our strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets and securities growth reflecting a securitization transaction with Freddie Mac in June 2005 offset by a decline in the average balance of other interest earning assets. The yield on interest earning assets increased 105 basis points (bp) to 6.44% in the first quarter of 2006 from 5.39% in the prior year quarter reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates. Interest income increased $831,000 or 42.9% to $2.8 million in the first quarter of 2006 from $1.9 million in the prior year quarter due to growth in interest income on loans and securities. Interest income on loans increased $626,000 or 37.4% to $2.3 million for the quarter ended March 31, 2006 from $1.7 million in the prior year quarter. Average loan balances increased $21.9 million, or 19.4% to $135.0 million in the first quarter of 2006 from $113.1 million in the prior year quarter and the average yield on loans increased 89 bp to 6.82% in the first quarter of 2006 from 5.93% in the prior year quarter due to commercial, commercial real estate and multi-family mortgage loan growth and an increase in yields on home equity lines of credit caused by the increase in short-term market interest rates and the resultant increase in the prime rate. Interest income on securities increased $264,000 or 184.6% to $407,000 in the first quarter of 2006 from $143,000 in the prior year quarter. Average securities balances increased $18.0 million or 125.3% and totaled $32.3 million in the first quarter of 2006 from $14.3 million in the prior year quarter due to a securitization of single-family residential mortgage loans held in our portfolio with an outstanding principal balance of $18.6 million with Freddie Mac in the second quarter of 2005. The average yield on securities increased 105 bp to 5.03% in the first quarter of 2006 from 3.98% in the prior year quarter due to the securitization transaction which added higher earning mortgage securities to the portfolio. Interest income on other earning assets declined $55,000 and totaled $23,000 in the first quarter of 2006 compared to $78,000 in the prior year quarter due to a decline in the average balance of other earning assets offset by an increase in the yield on these assets. The average balance of other earning assets declined $10.7 million to $2.0 million for the first quarter of 2006 from $12.7 million for the first quarter of 2005, which included an arbitrage transaction using overnight investments at a positive spread to the FHLB advances used to fund the investment. As short-term interest rates increased and the spread between the investment and borrowing declined, the investments were liquidated and cash was used to repay the advances during the first quarter of 2005.
Average interest-bearing liabilities increased $13.4 million or 10.2% to $145.4 million in the first quarter of 2006 from $132.0 million in the first quarter of 2005 due to an increase in both the cost and average balance of deposits and an increase in the cost of borrowings offset by a decline in the average balance of borrowings. The average cost of interest-bearing liabilities increased 108 bp or 46.4% to 3.41% in the first quarter of 2006 from 2.33% in the first quarter of 2005 primarily due to higher short-term interest rates in the current year quarter which increased both deposit and borrowing costs. Interest expense on deposits increased $473,000 or 88.4% to $1.0 million for the quarter ended March 31, 2006 from $535,000 in the prior year quarter. Average deposit balances increased $21.4 million or 21.0% to $123.6 million in the first quarter of 2006 from $102.2 million in the prior year quarter due to an

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
increase in certificate of deposit and money market accounts. The average cost of deposits increased 117 bp to 3.26% in the first quarter of 2006 from 2.09% in the prior year quarter in response to higher market interest rates during the current year quarter. Interest expense on FHLB advances and other debt, including subordinated debentures decreased $2,000 to $232,000 in the first quarter of 2006 from $234,000 in the prior year quarter due to a $8.0 million decline in average borrowing balances in the first quarter of 2006 to $21.8 million compared to $29.8 million in the prior year quarter offset by a 112 bp increase in borrowing costs to 4.26% in the first quarter of 2006 from 3.14% in the prior year quarter. Average borrowing balances declined in the first quarter of 2006 compared to the first quarter of 2005, which included FHLB advances used to fund an arbitrage transaction using overnight investments which were repaid during the first quarter of 2005, as discussed previously. The increase in borrowing costs was caused by higher short term interest rates in the current year quarter.
Net interest margin increased 31 bp to 3.56% for the quarter ended March 31, 2006 compared to 3.25% in the prior year quarter. Use of proceeds from the stock offering to fund growth in the current year quarter positively impacted the net interest margin.
Provision for loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in its loan portfolio. The evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and additional factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors.
Based on management’s review, the provision for loan losses totaled $290,000 in the first quarter of 2006, an increase of $72,000 or 33.0% from $218,000 in the prior year quarter, reflecting commercial, commercial real estate and multi-family loan growth. Growth in these loan types totaled $17.8 million in the first quarter of 2006 compared to $7.7 million in the first quarter of 2005. At March 31, 2006, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $1.5 million, an increase of $213,000 or 16.2% from $1.3 at December 31, 2005 as these loan types increased from 57.7% of the loan portfolio at year-end 2005 to 62.1% at March 31, 2006. At March 31, 2006 and December 31, 2005, the allowance for loan losses represented 1.19% of total loans. Nonperforming loans, all of which are nonaccrual loans, decreased $55,000 to $745,000 or 0.5% of total loans at March 31, 2006 compared to $800,000 or 0.6% of total loans at December 31, 2005 due to one single-family home acquired by CFBank through foreclosure during the first quarter of 2006 and reflected in foreclosed assets in the accompanying balance sheet. Single-family homes in our primary market area secure 97% of the nonaccrual loan balances. Management believes the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at March 31, 2006; however future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.
Noninterest income. Noninterest income decreased $119,000 and totaled $180,000 for the quarter ended March 31, 2006 compared to $299,000 in the prior year quarter. Mortgage loan originations and sales decreased and gains on sales totaled $32,000 during the current year period compared to $211,000 during the prior year period as we continued to rebuild our overall mortgage channel to include internet mortgage origination capabilities, allowing mortgage loan production on a nationwide basis. We do not retain the servicing on the loans we sell. Other noninterest income increased $45,000 and totaled $51,000 for the quarter ended March 31, 2006 compared to $6,000 in the prior year quarter due to a $43,000 gain on the sale of a parcel of land at CFBank’s Calcutta, Ohio office to the State of Ohio through eminent domain.

21.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest expense. Noninterest expense totaled $1.8 million for the quarter ended March 31, 2006 and increased $67,000 or 3.9% compared to $1.7 million for the quarter ended March 31, 2005, primarily due to increased recruiting and legal fees.
Income taxes. The income tax benefit associated with the pretax loss for the quarter ended March 31, 2006 totaled $126,000 and was $37,000 lower than the prior year quarter due a lower pretax loss in the current year quarter.
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U. S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2005 Annual Report to Shareholders incorporated by reference into our 2005 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.
We have identified accounting polices that are critical accounting policies and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the previous section captioned “Provision for Loan Losses” and in the notes to the consolidated financial statements in our 2005 Annual Report to Shareholders incorporated by reference into our 2005 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans).
Another critical accounting policy relates to the valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.8 million, $2.7 million and $696,000 expire in 2023, 2024 and 2025, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As we continue our strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additional information is included in Notes 1 and 15 to our audited consolidated financial statements in our 2005 Annual Report to Shareholders incorporated by reference into our 2005 Annual Report on Form 10-KSB.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of ability to meet cash needs. The primary objective in liquidity management is to maintain the ability to meet loan commitments or to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities available for sale, borrowings and operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities

22.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
of competitors and the requirements of its own deposit and loan customers. Management believes that CFBank’s liquidity is sufficient.
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management’s assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to access to advances from the FHLB, use of brokered deposits and the ability to obtain deposits by offering above-market interest rates.
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At March 31, 2006, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $21.9 million, or 11.3% of adjusted total assets, which exceeds the required level of $9.7 million, or 5.0%; Tier 1 risk-based capital level of $21.9 million, or 14.2% of risk-weighted assets, which exceeds the required level of $9.3 million, or 6.0%; and risk-based capital of $23.7 million, or 15.3% of risk-weighted assets, which exceeds the required level of $15.4 million, or 10.0%. In January 2006, the holding company contributed $10.4 million in additional capital to CFBank.

23.

CENTRAL FEDERAL CORPORATION
Item 3.
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in internal control over financial reporting. We made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

24.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 1. Legal Proceedings
Information required by Item 103 of Regulation S-B is incorporated by reference to our 2005 Annual Report on Form 10-KSB filed with the SEC on March 30, 2006 under the caption “Item 3. Legal Proceedings”.
Item 6. Exhibits

(a)	Exhibit
	Number	Exhibit
	3.1*	Certificate of Incorporation
	3.2*	Bylaws
	4.0*	Form of Common Stock Certificate
	11.1	Statement Re: Computation of Per Share Earnings
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
	32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference into this document from the Exhibits filed with the Registration Statement on Form SB-2 Registration Statement No. 333-64089

25

CENTRAL FEDERAL CORPORATION
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: May 12, 2006	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: May 12, 2006	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

26