Form 10QSB
period 2006-06-30
CENTRAL FEDERAL CORP
filed 2006-08-11
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25045
CENTRAL FEDERAL CORPORATION

(Exact Name of Small Business Issuer as Specified in its Charter)

Delaware	34-1877137

(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class: Common stock, $0.01 par value	Outstanding at July 31, 2006 4,543,662 shares
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CENTRAL FEDERAL CORPORATION
FORM 10-QSB
QUARTER ENDED JUNE 30, 2006
INDEX

2.

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Cash and cash equivalents	$4,734	$2,972
Securities available for sale	30,102	30,872
Loans held for sale	—	178
Loans, net of allowance of $1,988 and $1,495	168,040	124,026
Federal Home Loan Bank stock	2,732	2,656
Loan servicing rights	238	250
Foreclosed assets, net	75	—
Premises and equipment, net	2,875	2,934
Bank owned life insurance	3,594	3,531
Loan sales proceeds receivable	2,150	2,241
Deferred tax asset	2,232	1,978
Accrued interest receivable and other assets	2,248	1,383

	$219,020	$173,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$10,245	$7,509
Interest bearing	136,423	120,079

Total deposits	146,668	127,588
Federal Home Loan Bank advances	36,449	22,995
Advances by borrowers for taxes and insurance	112	113
Accrued interest payable and other liabilities	1,280	1,089
Subordinated debentures	5,155	5,155

Total liabilities	189,664	156,940

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2006 — 4,612,195 shares issued, 2005 — 2,312,195 shares issued	46	23
Additional paid-in capital	27,146	12,787
Retained earnings	3,279	4,315
Accumulated other comprehensive income (loss)	(332)	28
Unearned stock-based incentive plan shares	—	(289)
Treasury stock, at cost (2006 — 68,533 shares, 2005 — 68,533 shares)	(783)	(783)

Total shareholders’ equity	29,356	16,081

	$219,020	$173,021

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$2,867	$1,875	$5,168	$3,550
Securities	438	173	845	316
Federal Home Loan Bank stock dividends	38	46	76	88
Federal funds sold and other	2	4	25	82

	3,345	2,098	6,114	4,036

Interest expense
Deposits	1,176	646	2,184	1,181
Federal Home Loan Bank advances and other debt	348	132	485	296
Subordinated debentures	104	78	199	148

	1,628	856	2,868	1,625

Net interest income	1,717	1,242	3,246	2,411

Provision for loan losses	292	134	582	352

Net interest income after provision for loan losses	1,425	1,108	2,664	2,059

Noninterest income
Service charges on deposit accounts	54	55	105	96
Net gains on sales of loans	95	96	127	307
Loan servicing fees, net	31	—	45	7
Net gains (losses) on sales of securities	(5)	—	(5)	—
Earnings on bank owned life insurance	31	34	63	68
Other	11	28	62	34

	217	213	397	512

Noninterest expense
Salaries and employee benefits	906	877	1,835	1,784
Occupancy and equipment	115	120	229	233
Data processing	116	119	234	243
Franchise taxes	45	57	92	109
Professional fees	75	135	241	231
Director fees	39	42	81	81
Postage, printing and supplies	45	35	95	97
Advertising and promotion	29	55	49	98
Telephone	27	30	53	66
Loan expenses	16	10	61	19
Foreclosed assets, net	(7)	3	3	7
Depreciation	119	107	224	212
Amortization of intangibles	—	31	—	62
Other	95	117	192	198

	1,620	1,738	3,389	3,440

Income (loss) before income taxes	22	(417)	(328)	(869)

Income tax expense (benefit)	16	(147)	(110)	(310)

Net income (loss)	$6	$(270)	$(218)	$(559)

Earnings (loss) per share:
Basic	$0.00	$(0.12)	$(0.05)	$(0.25)
Diluted	$0.00	$(0.12)	$(0.05)	$(0.25)
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

					Unearned
				Accumulated Other	Stock-based
		Additional Paid-In		Comprehensive	Incentive Plan		Total Shareholders’
	Common Stock	Capital	Retained Earnings	Income (Loss)	Shares	Treasury Stock	Equity

Balance at January 1, 2006	$23	$12,787	$4,315	$28	$(289)	$(783)	$16,081

Reclassification of unearned stock-based incentive plan shares upon adoption of SFAS 123R, Share Based Payment on January 1, 2006		(289)			289		—

Comprehensive loss:
Net loss			(218)				(218)
Other comprehensive loss				(360)			(360)

Total comprehensive loss							(578)

Issuance of common stock in public offering, net of offering costs of $1,542 (2,300,000 shares)	23	14,535					14,558
Release of 9,495 stock-based incentive plan shares		108					108
Tax benefits from dividends on unvested stock-based incentive plan shares		5					5
Cash dividends declared ($.18 per share)			(818)				(818)

Balance at June 30, 2006	$46	$27,146	$3,279	$(332)	$—	$(783)	$29,356

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income (loss)	$6	$(270)	$(218)	$(559)

Change in net unrealized gain (loss) on securities available for sale	(346)	145	(550)	(67)

Less: Reclassification adjustment for gains and (losses) later recognized in net income	(5)	—	(5)	—

Net unrealized gain (loss)	(341)	145	(545)	(67)

Initial unrealized gain on mortgage-backed securities received in securitization	—	530	—	530

Tax effect	116	(230)	185	(158)

Other comprehensive income (loss)	(225)	445	(360)	305

Comprehensive income (loss)	$(219)	$175	$(578)	$(254)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2006	2005

Cash flows from operating activities	$(470)	$(3,077)

Cash flows from investing activities
Available-for-sale securities:
Sales	4,395	—
Maturities, prepayments and calls	3,257	1,079
Purchases	(7,383)	(4,021)
Loan originations and payments, net	(32,929)	(19,259)
Loans purchased	(11,616)	—
Additions to premises and equipment	(165)	(229)
Proceeds from the sale of premises and equipment	43	—
Proceeds from the sale of foreclosed assets	158	—

Net cash from investing activities	(44,240)	(22,430)

Cash flows from financing activities
Net change in deposits	19,072	16,743
Net change in short-term borrowings from the Federal Home Loan Bank and other	11,454	(21,374)
Proceeds from Federal Home Loan Bank advances and other debt	5,000	—
Repayments on Federal Home Loan Bank advances and other debt	(3,000)	(1,000)
Net change in advances by borrowers for taxes and insurance	(1)	(85)
Cash dividends paid	(611)	(397)
Proceeds from exercise of stock options	—	374
Proceeds from issuance of common stock in public offering	14,558	—

Net cash from financing activities	46,472	(5,739)

Net change in cash and cash equivalents	1,762	(31,246)

Beginning cash and cash equivalents	2,972	32,675

Ending cash and cash equivalents	$4,734	$1,429

Supplemental cash flow information:
Interest paid	$2,863	$1,571
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$218	$—
Securitization of single-family residential mortgage loans	—	18,497
See accompanying notes to consolidated financial statements.

7.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
In the opinion of the management of Central Federal Corporation (the “Company”), the accompanying consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and six months ended June 30, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-KSB for the year ended December 31, 2005. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report that was filed as Exhibit 13 to the Form 10-KSB and information contained in Note 1 of the Notes to Consolidated Financial Statements contained in this form 10-QSB regarding the Company’s adoption of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) on January 1, 2006. The Company has consistently followed those policies in preparing this Form 10-QSB.
Earnings Per Share:
Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Stock-based incentive plan shares are considered outstanding as they are earned over the vesting period. Diluted earnings per common share include the dilutive effect of stock-based incentive plan shares and additional potential common shares issuable under stock options.

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The factors used in the earnings (loss) per share computation follow.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic
Net income (loss)	$6	$(270)	$(218)	$(559)

Weighted average common shares outstanding	4,524,051	2,202,538	4,374,493	2,196,163

Basic earnings (loss) per common share	$0.00	$(0.12)	$(0.05)	$(0.25)

Diluted
Net income (loss)	$6	$(270)	$(218)	$(559)

Weighted average common shares outstanding for basic earnings (loss) per share	4,524,051	2,202,538	4,374,493	2,196,163

Add: Dilutive effects of assumed exercises of stock options and stock-based incentive plan shares	—	—	—	—

Average shares and dilutive potential common shares	4,524,051	2,202,538	4,374,493	2,196,163

Diluted earnings (loss) per common share	$0.00	$(0.12)	$(0.05)	$(0.25)

The following potential average common shares were anti-dilutive and not considered in computing diluted loss per share because the Company either had a loss from continuing operations, the exercise price of the options was greater than the average stock price for the periods or the fair value of the stock-based incentive plan shares at the date of grant was greater than the average stock price for the periods.

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Stock options	278,272	270,714	280,372	243,556
Stock-based incentive plan shares	16,304	32,917	18,566	28,152

9.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Stock-based Compensation:
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
On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R), which requires measurement of compensation cost for all stock-based awards based on the grant-date fair value and recognition of compensation cost over the service period of stock-based awards, which is usually the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the Company’s valuation methodology previously utilized for options in footnote disclosures required under SFAS No. 123. The fair value of stock grants will also be determined using the Black-Scholes valuation model. The Company has adopted SFAS 123R using the modified prospective method, which provides for no retroactive application to prior periods and no cumulative adjustment to equity. It also provides for expense recognition for both new and existing stock-based awards as the required services are rendered. SFAS 123R also amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits related to excess stock-based compensation deductions be presented in the statement of cash flows as financing cash inflows.
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
The adoption of SFAS 123R had no impact on reported results of operations, basic or diluted earnings (loss) per share for the three and six months ended June 30, 2006 related to stock options since there were no unvested options at January 1, 2006 and no options were granted during the six months ended June 30, 2006. Future option grants will be accounted for in accordance with SFAS 123R.
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of SFAS123R in the prior periods.

	Three months ended	Six months ended
	June 30, 2005

Net loss as reported	$(270)	$(559)
Deduct: Stock-based compensation expense determined under fair value based method	255	300

Pro forma net loss	$(525)	$(859)

Basic loss per share as reported	$(0.12)	$(0.25)
Pro forma basic loss per share	(0.24)	(0.39)

Diluted loss per share as reported	$(0.12)	$(0.25)
Pro forma diluted loss per share	(0.24)	(0.39)

10.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

Three and six
months ended June
30, 2005

Risk-free interest rate	3.84%
Expected option life (years)	6
Expected stock price volatility	27%
Dividend yield	3.45%

Weighted average fair value of options granted during the period	$2.28
Reclassifications:
Some items in the prior year period financial statements were reclassified to conform to the current presentation.

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS
Loans at period-end were as follows:

	June 30,	December 31,
	2006	2005

Commercial	$25,566	$16,347
Real estate:
Single-family residential	26,529	23,627
Multi-family residential	44,019	30,206
Commercial	38,183	25,937
Construction	201	—
Consumer	35,793	29,540

Subtotal	170,291	125,657
Less: Net deferred loan fees	(263)	(136)
Allowance for loan losses	(1,988)	(1,495)

Loans, net	$168,040	$124,026

Activity in the allowance for loan losses was as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005

Beginning balance	$1,730	$1,110	$1,495	$978
Provision for loan losses	292	134	582	352
Loans charged-off	(80)	(8)	(150)	(117)
Recoveries	46	6	61	29

Ending balance	$1,988	$1,242	$1,988	$1,242

Impaired loans were not material for any period presented.
Nonperforming loans were as follows:

		December
	June 30, 2006	31, 2005

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	335	800
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no nonperforming commercial, commercial real estate or multi-family loans at June 30, 2006 or December 31, 2005.

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — FEDERAL HOME LOAN BANK ADVANCES
Advances from the Federal Home Loan Bank were as follows.

	June 30, 2006	December 31, 2005

Maturity July 2006 at 5.15% floating rate	$24,179	$—
Maturity January 2006 at 4.33% floating rate	—	12,725
Maturities September 2005 thru June 2009, fixed at rates from 2.33% to 5.60%, averaging 4.01% at June 30, 2006, and maturities March 2006 thru September 2008, fixed at rates from 2.03% to 3.41%, averaging 2.91% at December 31, 2005	12,270	10,270

Total	$36,449	$22,995

The fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty.
The advances were collateralized as follows.

	June 30, 2006	December 31, 2005

First mortgage loans under a blanket lien arrangement	$28,112	$23,308
Second mortgage loans	876	783
Multi-family mortgage loans	12,152	8,885
Home equity lines of credit	12,095	9,109
Commercial real estate loans	29,053	18,014
Securities	14,260	15,689

Total	$96,548	$75,788

Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $47,596 at June 30, 2006.
Payment information

Required payments over the next five years are:
June 30, 2007	$26,179
June 30, 2008	4,270
June 30, 2009	6,000

Total	$36,449

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — STOCK COMPENSATION PLANS
Stock-based incentive plans (SBIP) provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-based Incentive Plan was approved by shareholders on July 13, 1999. The plan provided for 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan was ratified by shareholders on April 23, 2003 and provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. An amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on April 20, 2004 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. A second amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on May 20, 2005 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. Both plans provide for options to be granted for terms of up to but not exceeding ten years from the date of grant, and options cannot be granted at a price less than the fair market value of the common stock on the date of grant. The Plans provide for accelerated vesting if there is a change in control (as defined in the Plans). Shares related to forfeited stock options and restricted stock awards become available for subsequent grant under the terms of the plans. Exercise price is the market price at date of grant for stock options, so no compensation expense was recognized in the consolidated statements of operations for periods prior to the Company’s adoption of FAS 123R on January 1, 2006. There were no unvested stock options at January 1, 2006 and no options were granted during the six months ended June 30, 2006, and, therefore, no compensation expense related to stock options was recognized in the consolidated statement of operations for the six months ended June 30, 2006.
A summary of stock option activity is as follows.

	Six months ended June 30, 2006
			Weighted Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value

Options outstanding, beginning of period	290,872	$11.32	$3.68
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(12,600)	13.28	3.43

Options outstanding, end of period	278,272	$11.24	$3.70

Options exercisable, end of period	278,272	$11.24	$3.70

The outstanding and exercisable options at June 30, 2006 have no intrinsic value as the Company’s stock price on that date was lower than the exercise price of all options.

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — STOCK COMPENSATION PLANS (continued)
Options outstanding at June 30, 2006 were as follows.

	Outstanding			Exercisable
		Weighted Average
		Remaining
		Contractual Life in	Weighted Average		Weighted Average
Range of Exercise Prices	Number	Years	Exercise Price	Number	Exercise Price

$9.19 — $10.42	133,640	6.9	$10.00	133,640	$10.00
$11.50 — $12.70	134,000	7.4	$12.27	134,000	$12.27
$13.76 — $13.94	10,632	7.7	$13.76	10,632	$13.76
There were no options exercised during the six months ended June 30, 2006. Cash received from options exercised for the six months ended June 30, 2005 was $374, and the tax benefit realized for the tax deduction from options exercised totaled $54. The intrinsic value of options exercised during the six months ended June 30, 2005 was $157.
A summary of the activity for restricted stock awards is as follows:

	Six months ended June 30, 2006
		Weighted Average
		Grant-Date Fair
	Shares	Value

Unvested shares outstanding at beginning of period	45,827	$11.48
Granted	—	—
Vested	(14,775)	11.59
Forfeited	—	—

Unvested shares outstanding at end of period	31,052	$11.42

The total fair value of shares vested during the six months ended June 30, 2006 and 2005 was $111 and $127.
Compensation expense for restricted stock awards is recognized over the vesting period of the shares based on the fair value of the shares on the date of grant. Compensation expense for the six months ended June 30, 2006 and 2005 was $108 and $117. The total recognized tax benefit related to compensation expense for the six months ended June 30, 2006 and 2005 was $37 and $40. At June 30, 2006, there was $167 of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 1.7 years.

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — SEGMENT INFORMATION
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

	Banking	Mortgage Banking	Parent and Other	Consolidated Total

For the three months ended June 30, 2006:
Net interest income (expense)	$1,792	$29	$(104)	$1,717
Provision for loan losses	(292)	—	—	(292)
Net gain (loss) on sales of loans	(53)	148	—	95
Other revenue	116	—	6	122
Depreciation and amortization	(100)	(19)	—	(119)
Other expense	(1,279)	(138)	(84)	(1,501)

Income (loss) before income tax	184	20	(182)	22
Income tax expense (benefit)	70	7	(61)	16

Net income (loss)	$114	$13	$(121)	$6

For the three months ended June 30, 2005:
Net interest income (expense)	$1,303	$16	$(77)	$1,242
Provision for loan losses	(134)	—	—	(134)
Net gain (loss) on sales of loans	—	96	—	96
Other revenue	98	—	19	117
Depreciation and amortization	(101)	(37)	—	(138)
Other expense	(1,310)	(201)	(89)	(1,600)

Income (loss) before income tax	(144)	(126)	(147)	(417)
Income tax expense (benefit)	(51)	(47)	(49)	(147)

Net income (loss)	$(93)	$(79)	$(98)	$(270)

16.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — SEGMENT INFORMATION (continued)

	Banking	Mortgage Banking	Parent and Other	Consolidated Total

For the six months ended June 30, 2006:
Net interest income (expense)	$3,397	$48	$(199)	$3,246
Provision for loan losses	(582)	—	—	(582)
Net gain (loss) on sales of loans	(54)	181	—	127
Other revenue	259	(3)	14	270
Depreciation and amortization	(198)	(26)	—	(224)
Other expense	(2,692)	(295)	(178)	(3,165)

Income (loss) before income tax	130	(95)	(363)	(328)
Income tax expense (benefit)	45	(32)	(123)	(110)

Net income (loss)	$85	$(63)	$(240)	$(218)

June 30, 2006
Segment assets	$214,909	$2,963	$1,148	$219,020

For the six months ended June 30, 2005:
Net interest income (expense)	$2,546	$12	$(147)	$2,411
Provision for loan losses	(352)	—	—	(352)
Net gain (loss) on sales of loans	—	307	—	307
Other revenue	185	—	20	205
Depreciation and amortization	(201)	(73)	—	(274)
Other expense	(2,560)	(423)	(183)	(3,166)

Loss before income tax	(382)	(177)	(310)	(869)
Income tax benefit	(145)	(60)	(105)	(310)

Net loss	$(237)	$(117)	$(205)	$(559)

June 30, 2005
Segment assets	$163,000	$2,013	$79	$165,092

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
Any or all of our forward-looking statements in this Form 10-QSB and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed and we caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements.
Business Overview
Central Federal Corporation is a savings and loan holding company incorporated in Delaware in 1998. Our primary business is the operation of our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our client-centric method of operation emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of telephone banking, corporate cash management and online internet banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit.
Management Strategy
We continued to successfully execute our strategic plan for growth and increased profitability which began in 2003 and for the first time since implementing the plan we achieved profitability during the second quarter of 2006. Following are highlights of our performance.
•	Net income for the second quarter of 2006 was $6,000, up $276,000 from the prior year quarter’s net loss of ($270,000).

•	Total assets grew $22.4 million in the second quarter and $46.0 million during the first six months of 2006 to $219.0 million.

•	Commercial, commercial real estate and multi-family loans grew $17.5 million in the second quarter and $35.3 million during the first six months of 2006 as a result of record levels of originations.

•	Net interest margin increased to 3.53% in the first six months of 2006 from 3.35% in the prior year period despite the flattening of the yield curve.

•	Noninterest expenses decreased 6.8% in the second quarter of 2006 compared to the second quarter of 2005.

18.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Gross interest income increased 59.4% from $2.1 million to $3.3 million, and interest expense increased 90.2% from $856,000 to $1.6 million during the second quarter of 2006 compared to the prior year quarter. The result was a 38.2% increase in net interest income from $1.2 million during the second quarter of 2005 to $1.7 million during the second quarter of 2006. The Federal Reserve increased short term interest rates 25 basis points (bp) twice during the second quarter of 2006 and 8 times during the twelve month period ended June 30, 2006 for a total of 200bp, yet we improved our margin compared to the prior year during this challenging period.
During the second quarter of 2006, total assets increased $22.4 million or 11.4% compared to March 31, 2006, including $17.5 million or 19.4% growth in commercial, commercial real estate and multi-family loans, the focus of the Company’s growth plan. We significantly increased revenues without an increase in noninterest expense, which declined 6.8% from $1.7 million in the second quarter of 2005 to $1.6 million in the current year quarter.
During the six months ended June 30, 2006, total assets increased $46.0 million, or 26.6% from $173.0 million at December 31, 2005, including a $35.3 million increase in commercial, commercial real estate and multi-family loans. Net interest income increased 34.6% from $2.4 million during the first half of 2005 to $3.2 million during the first half of 2006 while noninterest expense levels were down 1.5%. The Company completed its issuance of 2.3 million shares of common stock in January 2006, and the $14.6 million in net proceeds provided additional capital to execute the growth component of the business plan.
We continued to provide provisions for loan losses in response to growth in commercial, commercial real estate and multi-family loans. The provision for loan losses totaled $292,000 in the quarter ended June 30, 2006 compared to $134,000 in the prior year quarter. For the six months ended June 30, 2006, the provision totaled $582,000 compared to $352,000 in the prior year period. Current year amounts are higher than the prior year periods due to increased commercial, commercial real estate and multi-family loan growth in the current year periods. Because of the up-front provision recorded when loans are originated, periods of rapid loan growth will tend to show lower profitability levels than other periods. However, we believe that prudent continued expansion of the loan portfolio will enhance long-term profitability.
Other than described above, we are not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by regulators which would have a material effect if implemented.
Comparison of the Results of Operations for the Three and Six Months Ended June 30, 2006 and 2005
General. Net income in the second quarter of 2006 was $6,000, or $.00 per diluted share compared to a ($270,000) loss, or ($.12) per diluted share in the prior year quarter. The net loss for the first half of 2006 was ($218,000) or ($.05) per diluted share and was 61.0% lower than the net loss for the first half of 2005 of ($559,000) or ($.25) per diluted share. The improvement in performance during both the quarter and year to date period was the result of significant commercial, commercial real estate and multi-family loan growth pursuant to our strategic plan, which was implemented in 2003, and no related growth in operating expenses, which declined during the current year periods.
Net interest income. Growth positively impacted net interest income, as mentioned previously, which totaled $1.7 million during the second quarter of 2006, and increased $475,000 or 38.2% compared to $1.2 million in the second quarter of 2005. For the year to date period, net interest income increased $835,000, or 34.6% to $3.2 million in the first half of 2006 from $2.4 million in the same period last year. Despite rising short term interest rates and the resultant increase in funding costs, net interest margin increased to 3.50% during the current year quarter compared to 3.44% in the prior year quarter. Net interest margin also increased on a year to date basis, to 3.53% during the first half of 2006 compared to 3.35% in the prior year period. The increase in net interest margin was due to employment of the additional capital raised in our public offering and increasing yields on adjustable rate assets tied to prime, primarily commercial loans and home equity lines of credit. Continued management of the net interest margin in the current flat yield curve environment will be a challenge.

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Total interest income increased 59.4% during the second quarter of 2006 and totaled $3.3 million compared to $2.1 million in the prior year quarter. Both the volume and yield on interest-earning assets increased in the second quarter of 2006 compared to the prior year quarter. Growth in interest income was partially offset by a 90.2% increase in interest expense during the second quarter of 2006, which totaled $1.6 million compared to $856,000 in the prior year quarter. Both volume and cost of interest-bearing liabilities increased in the second quarter of 2006 compared to the prior year quarter.
Average interest earning assets increased $51.4 million or 35.6% to $195.8 million in the second quarter of 2006 from $144.4 million in the second quarter of 2005 due to loan growth pursuant to our strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets increased 100 bp to 6.82% in the second quarter of 2006 from 5.82% in the prior year quarter reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates. Interest income on loans increased 52.9% to $2.9 million in the second quarter of 2006 compared to $1.9 million in the prior year quarter. Average loan balances increased 37.1% to $160.8 million in the second quarter of 2006 from $117.3 million in the prior year quarter and the average yield on loans increased 74 bp to 7.13% in the second quarter of 2006 from 6.39% in the prior year quarter due to growth in commercial, commercial real estate and multi-family mortgage loan balances and yields and an increase in yields on home equity lines of credit caused by the increase in short-term market interest rates and the resultant increase in the prime rate. Interest income on securities increased $265,000 to $438,000 in the second quarter of 2006 from $173,000 in the prior year quarter. Average securities balances increased 43.5% or $9.8 million and totaled $32.3 million in the second quarter of 2006 from $22.5 million in the prior year quarter due to a securitization of single-family residential mortgage loans held in our portfolio with an outstanding principal balance of $18.6 million with Freddie Mac in the second quarter of 2005. The average yield on securities increased 227 bp to 5.37% in the second quarter of 2006 from 3.10% in the prior year quarter due to the securitization transaction which added higher earning mortgage securities to the portfolio.
Average interest-bearing liabilities increased 29.4% to $172.4 million in the second quarter of 2006 from $133.2 million in the second quarter of 2005 due to an increase in both the cost and average balance of deposits and borrowings. The average cost of interest-bearing liabilities increased 121 bp to 3.78% in the second quarter of 2006 from 2.57% in the second quarter of 2005 primarily due to higher short-term interest rates in the current year quarter which increased both deposit and borrowing costs. Interest expense on deposits increased $530,000 to $1.2 million for the quarter ended June 30, 2006 from $646,000 in the prior year quarter. Average deposit balances increased 21.4% to $132.3 million in the second quarter of 2006 from $108.9 million in the prior year quarter due to an increase in certificate of deposit and money market accounts. The average cost of deposits increased 119 bp to 3.56% in the second quarter of 2006 from 2.37% in the prior year quarter in response to higher market interest rates during the current year quarter. Interest expense on borrowings, which include FHLB advances and subordinated debentures, increased $242,000 to $452,000 in the second quarter of 2006 from $210,000 in the prior year quarter due to an increase in both the average balance and cost of borrowings. The average balance of borrowings increased $15.9 million in the second quarter of 2006 to $40.2 million compared to $24.3 million in the prior year quarter due to the use of FHLB advances to fund loan growth during the current year quarter. The cost of borrowings increased 104 bp to 4.50% in the second quarter of 2006 from 3.46% in the prior year quarter and reflected higher market interest rates in the current year quarter.
Net interest margin increased 6 bp to 3.50% for the quarter ended June 30, 2006 compared to 3.44% in the prior year quarter.
Total interest income increased 51.5% during the first half of 2006 and totaled $6.1 million compared to $4.0 million in the prior year period. Both the volume and yield on interest-earning assets increased in the first half of 2006 compared to the first half of 2005. Growth in interest income was partially offset by a 76.5% increase in interest

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
expense to $2.9 million during the first half of 2006 compared to $1.6 million in the prior year period. Both volume and cost of interest-bearing liabilities increased in the first six months of 2006 compared to the prior year period.
Average interest earning assets increased 27.6% to $183.9 million in the first six months of 2006 from $144.1 million in the prior year period due to loan growth pursuant to our strategic growth plan. The yield on interest earning assets increased 104 bp to 6.64% in the first half of 2006 from 5.60% in the prior year period reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates. Interest income on loans increased 45.6% to $5.2 million in the first six months of 2006 compared to $3.6 million in the first six months of 2005. Average loan balances increased 28.4% to $147.9 million in the first half of 2006 from $115.2 million in the prior year period and the average yield on loans increased 83 bp to 6.99% in the first half of 2006 from 6.16% in the prior year period due to growth in commercial, commercial real estate and multi-family mortgage loan balances and yields and an increase in yields on home equity lines of credit caused by the increase in short-term market interest rates and the resultant increase in the prime rate. Interest income on securities increased $529,000 to $845,000 in the first half of 2006 from $316,000 in the prior year period. Average securities balances increased 75.4% or $13.9 million and totaled $32.3 million in the first six months of 2006 from $18.4 million in the prior year period due to a securitization of single-family residential mortgage loans in the second quarter of 2005 mentioned previously. The average yield on securities increased 175 bp to 5.20% in the first six months of 2006 from 3.45% in the prior year period due to the securitization transaction which added higher earning mortgage securities to the portfolio.
Average interest-bearing liabilities increased 19.8% to $158.9 million in the first half of 2006 from $132.6 million in the first half of 2005 due to an increase in both the cost and average balance of deposits and borrowings. The average cost of interest-bearing liabilities increased 116 bp to 3.61% in the first half of 2006 from 2.45% in the first half of 2005 primarily due to higher short-term interest rates in the current year period which increased both deposit and borrowing costs. Interest expense on deposits increased $1.0 million to $2.2 million for the six months ended June 30, 2006 from $1.2 million in the prior year period. Average deposit balances increased 21.2% to $127.9 million in the first half of 2006 from $105.6 million in the prior year period due to an increase in certificate of deposit and money market accounts. The average cost of deposits increased 117 bp to 3.41% in the first half of 2006 from 2.24% in the prior year period in response to higher market interest rates during the current year period. Interest expense on borrowings, which include FHLB advances and subordinated debentures, increased $240,000 to $684,000 in the first half of 2006 from $444,000 in the prior year period due to an increase in both the average balance and cost of borrowings. The average balance of borrowings increased $3.9 million in the first half of 2006 to $31.0 million compared to $27.1 million in the prior year period due to the use of FHLB advances to fund loan growth during the current year period. The cost of borrowings increased 113 bp to 4.41% in the first half of 2006 from 3.28% in the prior year period and reflected higher market interest rates in the current year period.
Net interest margin increased 18 bp to 3.53% for the six months ended June 30, 2006 compared to 3.35% in the prior year period. Use of proceeds from the stock offering to fund growth in the current year period positively impacted the net interest margin.
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
Based on management’s review, the provision for loan losses totaled $292,000 in the second quarter of 2006, an increase of $158,000 from $134,000 in the prior year quarter and $582,000 in the first half of 2006, an increase of

21.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
$230,000 from $352,000 in the first half of 2005, reflecting higher commercial, commercial real estate and multi-family loan growth in the current year periods. In the second quarter of 2006, growth in these loan types totaled $17.4 million and increased 81.2% compared to $9.6 million growth in the second quarter of 2005. In the first six months of 2006, growth in these loan types totaled $35.2 million and increased 104.7% compared to $17.2 million growth in the first six months of 2005.
At June 30, 2006, the allowance for loan losses was $2.0 million compared to $1.5 million at December 31, 2005. The amount of the allowance allocated to commercial, commercial real estate and multi-family mortgage loans at June 30, 2006 was $1.8 million, an increase of $492,000 or 37.3% from $1.3 at December 31, 2005 as these loan types increased from 57.7% of the loan portfolio at year-end 2005 to 63.3% at June 30, 2006. At June 30, 2006, the allowance for loan losses represented 1.17% of total loans compared to 1.19% at December 31, 2005. Nonperforming loans, all of which are nonaccrual loans, decreased $465,000 to $335,000 or 0.2% of total loans at June 30, 2006 compared to $800,000 or 0.6% of total loans at December 31, 2005 due to single-family mortgage loan properties moving through the foreclosure process and lower delinquencies. Single-family homes in our primary market area secure 99% of the nonaccrual loan balances. Management believes the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at June 30, 2006; however future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.
Noninterest income. Noninterest income totaled $217,000 for the quarter ended June 30, 2006 and was comparable to $213,000 in the prior year quarter. Mortgage loan originations and sales totaled $14.4 million during the quarter ended June 30, 2006 compared to $15.7 million during the quarter ended June 30, 2005.
Noninterest income declined $115,000 or 22.5% and totaled $397,000 in the first half of 2006 compared to $512,000 in the prior year period. Mortgage loan originations and sales declined $10.2 million or 32.3% and totaled $21.4 million during the six months ended June 30, 2006 compared to $31.6 million during the prior year period, and gains on sales declined $180,000 and totaled $127,000 during the first half of 2006 compared to $307,000 during the first half of 2005. We continued to rebuild our overall mortgage channel to include internet mortgage origination capabilities, allowing mortgage loan production on a nationwide basis and, as a result, mortgage loan originations and sales more than doubled from $7.0 million in the first quarter of 2006 to $14.4 million in the second quarter of 2006. We do not retain the servicing on the loans we sell.
Noninterest expense. Noninterest expense declined $118,000 or 6.8% and totaled $1.6 million for the quarter ended June 30, 2006 compared to $1.7 million for the prior year quarter, primarily due to lower professional fees and advertising and promotional expenses in the current year period. Noninterest expense totaled $3.4 million during the first six months of 2006 and 2005.
Growth in assets and resultant net interest income were accomplished during the current quarter and year to date periods without an increase in noninterest expense, resulting in improvement in efficiency and the ratio of noninterest expense to total assets. The efficiency ratio improved to 83.55% during the second quarter and 92.90% during the first half of 2006 and compared to 119.45% in the prior year quarter and 117.69% in the first half of 2005. Noninterest expense to average assets improved to 3.03% in the second quarter and 3.38% in the first half of 2006 compared to 4.33% in the prior year quarter and 4.27% in the first half of 2005.
Income taxes. Income tax expense for the quarter ended June 30, 2006 totaled $16,000 compared to an income tax benefit of $147,000 in the prior year quarter associated with the loss in that quarter.
The income tax benefit for the six months ended June 30, 2006 totaled $110,000 compared to $310,000 in the prior year period due to a larger pre-tax loss in the prior year.

22.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Financial Condition
General. Assets totaled $219.0 million at June 30, 2006, an increase of $46.0 million or 26.6% from $173.0 million at December 31, 2005 due to growth in the loan portfolio, which was funded with proceeds from the stock offering, deposit growth and FHLB advances.
Loans. Loans totaled $168.0 million at June 30, 2006, an increase of $44.0 million or 35.5% compared to $124.0 million at December 31, 2005. The increase was driven by growth in commercial, commercial real estate and multi-family loans which totaled $107.8 million at June 30, 2006, an increase of $35.3 million or 48.7% compared to $72.5 million at December 31, 2005. Consumer loans totaled $35.8 million at June 30, 2006 and increased $6.2 million or 21.2% compared to $29.6 million at December 31, 2005 due to the purchase of home equity lines of credit. Mortgage loans totaled $26.5 million at June 30, 2006 and increased $2.9 million or 12.3% compared to $23.6 million at December 31, 2005.
Deposits. Deposits totaled $146.7 million at June 30, 2006, an increase of $19.1 million or 15.0% compared to $127.6 million at December 31, 2005. The increase in deposits was due to growth of $16.2 million in certificate of deposit accounts, $3.5 million in money market accounts and $2.7 million in noninterest bearing deposits offset by a decline of $1.7 million in interest bearing checking accounts and $1.6 million in traditional savings account balances. The increase in interest bearing deposits was principally due to growth in retail customer relationships and, to a lesser degree, growth in brokered certificate of deposit accounts, which increased $5.4 million during the six months ended June 30, 2006. Growth in noninterest bearing deposits reflected increased commercial customer relationships.
FHLB advances. FHLB advances totaled $36.4 million at June 30, 2006, an increase of $13.4 million or 58.5% compared to $23.0 million at December 31, 2005. These borrowings were used to fund loan growth.
Shareholders’ equity. Shareholders’ equity totaled $29.4 million at June 30, 2006, an increase of $13.3 million or 82.6% compared to $16.1 million at December 31, 2005 as a result of proceeds from the stock offering discussed previously less dividends and the net loss for the six month period ended June 30, 2006.
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U. S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to the audited consolidated financial statements in our 2005 Annual Report to Shareholders incorporated by reference into our 2005 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. Management believes that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.
We have identified accounting polices that are critical accounting policies and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is set forth above under the section captioned “Provision for loan losses” and in the notes to the consolidated financial statements in our 2005 Annual Report to Shareholders incorporated by reference into our 2005 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 4 (Loans).

23.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Another critical accounting policy relates to the valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.8 million, $2.7 million and $696,000 expire in 2023, 2024 and 2025, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As we continue our strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additional information is included in Notes 1 and 15 to the audited consolidated financial statements in our 2005 Annual Report to Shareholders incorporated by reference into our 2005 Annual Report on Form 10-KSB.
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
CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors and the requirements of its own deposit and loan customers. Management believes that CFBank’s liquidity is sufficient.
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
Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. At June 30, 2006, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $22.1 million, or 10.2% of adjusted total assets, which exceeds the required level of $10.8 million, or 5.0%; Tier 1 risk-based capital level of $22.1 million, or 12.3% of risk-weighted assets, which exceeds the required level of $10.8 million, or 6.0%; and risk-based capital of $24.1 million, or 13.4% of risk-weighted assets, which exceeds the required level of $18.0 million, or 10.0%. In January 2006, the holding company contributed $10.4 million in capital to CFBank, and operating losses at CFBank may require additional capital contributions from the holding company.

24.

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

25.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 1. Legal Proceedings
Information required by Item 103 of Regulation S-B is incorporated by reference to our 2005 Annual Report on Form 10-KSB filed with the SEC on March 30, 2006 under the caption “Item 3. Legal Proceedings”.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting on May 18, 2006. The term of two of the Company’s seven directors expired at the meetings. Each director was re-elected by the stockholders for a three-year term expiring at the annual meeting in 2009. Results of the voting were as follows:
Election of Directors:

Nominee	For	Vote Withheld
Jeffrey W. Aldrich	3,541,887	523,223
Mark S. Allio	3,951,653	113,457
In addition to the foregoing, the following directors continued in office after the meeting, each until the annual meeting in the year indicated:

Continuing Director	Year

Thomas P. Ash	2007
William R. Downing	2008
Gerry W. Grace	2008
David C. Vernon	2007
Jerry F. Whitmer	2007
Ratification of the appointment of Crowe Chizek and Company LLC as independent auditors of the Company for the year ending December 31, 2006:

For	4,029,626
Against	22,774
Abstain	12,710
There were no broker non-votes with respect to either of the foregoing matters.
Item 6. Exhibits

(a)	Exhibit
	Number	Exhibit

	3.1*	Certificate of Incorporation
	3.2*	Bylaws
	4.0*	Form of Common Stock Certificate
	11.1	Statement Re: Computation of Per Share Earnings
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
	32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998

26.

CENTRAL FEDERAL CORPORATION
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: August 11, 2006	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: August 11, 2006	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

27.