Form 10QSB
period 2006-09-30
CENTRAL FEDERAL CORP
filed 2006-11-13
CIK 1070680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
(330) 666-7979
(Issuer’s Telephone Number, Including Area Code)
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class:	Outstanding at October 31, 2006
Common stock, $0.01 par value	4,543,662 shares
Transitional Small Business Disclosure Format (check one) Yes ☐       No ☑

CENTRAL FEDERAL CORPORATION
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2006
INDEX

2.

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

	September 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$8,775	$2,972
Securities available for sale	29,626	30,872
Loans held for sale	625	178
Loans, net of allowance of $2,032 and $1,495	169,853	124,026
Federal Home Loan Bank stock	2,772	2,656
Loan servicing rights	211	250
Foreclosed assets, net	75	—
Premises and equipment, net	3,806	2,934
Bank owned life insurance	3,626	3,531
Loan sales proceeds receivable	1,935	2,241
Deferred tax asset	2,069	1,978
Accrued interest receivable and other assets	1,740	1,383

	$225,113	$173,021

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$10,842	$7,509
Interest bearing	151,713	120,079

Total deposits	162,555	127,588
Federal Home Loan Bank advances	26,270	22,995
Advances by borrowers for taxes and insurance	94	113
Accrued interest payable and other liabilities	1,717	1,089
Subordinated debentures	5,155	5,155

Total liabilities	195,791	156,940

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2006 - 4,612,195 shares issued, 2005 - 2,312,195 shares issued	46	23
Additional paid-in capital	27,176	12,787
Retained earnings	2,964	4,315
Accumulated other comprehensive income (loss)	(81)	28
Unearned stock based incentive plan shares	—	(289)
Treasury stock, at cost (2006 - 68,533 shares, 2005 - 68,533 shares)	(783)	(783)

Total shareholders’ equity	29,322	16,081

	$225,113	$173,021

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Interest and dividend income
Loans, including fees	$3,226	$1,724	$8,394	$5,274
Securities	386	411	1,231	727
Federal Home Loan Bank stock dividends	40	48	116	136
Federal funds sold and other	7	4	32	86

	3,659	2,187	9,773	6,223
Interest expense
Deposits	1,425	758	3,609	1,939
Federal Home Loan Bank advances and other debt	365	119	850	415
Subordinated debentures	110	83	309	231

	1,900	960	4,768	2,585

Net interest income	1,759	1,227	5,005	3,638

Provision for loan losses	120	50	702	402

Net interest income after provision for loan losses	1,639	1,177	4,303	3,236

Noninterest income
Service charges on deposit accounts	59	46	164	142
Net gains on sales of loans	112	54	239	361
Loan servicing fees, net	—	15	45	22
Net gains (losses) on sales of securities	—	—	(5)	—
Earnings on bank owned life insurance	32	35	95	103
Other	11	11	73	45

	214	161	611	673

Noninterest expense
Salaries and employee benefits	967	901	2,802	2,685
Occupancy and equipment	123	117	352	350
Data processing	119	117	353	360
Franchise taxes	35	54	127	163
Professional fees	113	145	354	376
Director fees	34	46	115	127
Postage, printing and supplies	24	31	119	128
Advertising and promotion	18	16	67	114
Telephone	29	28	82	94
Loan expenses	16	6	77	25
Foreclosed assets, net	—	15	3	22
Depreciation	142	99	366	311
Amortization of intangibles	—	20	—	82
Impairment loss on goodwill and intangibles	—	1,966	—	1,966
Other	105	82	297	280

	1,725	3,643	5,114	7,083

Income (loss) before income taxes	128	(2,305)	(200)	(3,174)

Income tax expense (benefit)	34	(237)	(76)	(547)

Net income (loss)	$94	$(2,068)	$(124)	$(2,627)

Earnings (loss) per share:
Basic	$0.02	$(0.94)	$(0.03)	$(1.19)
Diluted	$0.02	$(0.94)	$(0.03)	$(1.19)
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated
		Additional		Other	Unearned Stock		Total
	Common	Paid-In	Retained	Comprehensive	Based Incentive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Plan Shares	Stock	Equity
Balance at January 1, 2006	$23	$12,787	$4,315	$28	$(289)	$(783)	$16,081

Reclassification of unearned stock based incentive plan shares upon adoption of SFAS 123R, Share Based Payment on January 1, 2006		(289)			289		—

Comprehensive loss:
Net loss			(124)				(124)
Other comprehensive loss				(109)			(109)

Total comprehensive loss							(233)

Issuance of common stock in public offering, net of offering costs of $1,542 (2,300,000 shares)	23	14,535					14,558
Release of 12,075 stock based incentive plan shares		138					138
Tax benefits from dividends on unvested stock based incentive plan shares		5					5
Cash dividends declared ($.27 per share)			(1,227)				(1,227)

Balance at September 30, 2006	$46	$27,176	$2,964	$(81)	$—	$(783)	$29,322

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$94	$(2,068)	$(124)	$(2,627)

Change in net unrealized gain (loss) on securities available for sale	380	(75)	(170)	(142)

Less: Reclassification adjustment for gains and (losses) later recognized in net income	—	—	(5)	—

Net unrealized gain (loss)	380	(75)	(165)	(142)

Initial unrealized gain on mortgage-backed securities received in securitization	—	—	—	530

Tax effect	(129)	25	56	(133)

Other comprehensive income (loss)	251	(50)	(109)	255

Comprehensive income (loss)	$345	$(2,118)	$(233)	$(2,372)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2006	2005
Cash flows from operating activities	$602	$(379)

Cash flows from investing activities
Available-for-sale securities:
Sales	4,395	1,435
Maturities, prepayments and calls	4,140	2,550
Purchases	(7,383)	(5,037)
Loan originations and payments, net	(35,041)	(17,677)
Loans purchased	(11,616)	—
Additions to premises and equipment	(1,239)	(462)
Proceeds from the sale of premises and equipment	39	—
Proceeds from the sale of foreclosed assets	158	69

Net cash from investing activities	(46,547)	(19,122)

Cash flows from financing activities
Net change in deposits	34,954	19,111
Net change in short-term borrowings from the Federal Home Loan Bank and other	2,275	(27,474)
Proceeds from Federal Home Loan Bank advances and other debt	5,000	—
Repayments on Federal Home Loan Bank advances and other debt	(4,000)	(2,000)
Net change in advances by borrowers for taxes and insurance	(19)	(252)
Cash dividends paid	(1,020)	(599)
Proceeds from exercise of stock options	—	375
Proceeds from issuance of common stock in public offering	14,558	—

Net cash from financing activities	51,748	(10,839)

Net change in cash and cash equivalents	5,803	(30,340)

Beginning cash and cash equivalents	2,972	32,675

Ending cash and cash equivalents	$8,775	$2,335

Supplemental cash flow information:
Interest paid	$4,547	$2,509
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$218	$—
Securitization of single-family residential mortgage loans	—	18,497
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
In the opinion of the management of Central Federal Corporation (the “Company”), the accompanying consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and nine months ended September 30, 2006 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-KSB for the year ended December 31, 2005. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2005 Annual Report that was filed as Exhibit 13 to the Form 10-KSB and information contained in Note 1 of the Notes to Consolidated Financial Statements contained in this form 10-QSB regarding the Company’s adoption of SFAS No. 123 (revised 2004), “Share Based Payment” (SFAS 123R) on January 1, 2006. The Company has consistently followed those policies in preparing this Form 10-QSB.
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

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The factors used in the earnings (loss) per share computation follow.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic
Net income (loss)	$94	$(2,068)	$(124)	$(2,627)

Weighted average common shares outstanding	4,527,194	2,208,071	4,425,953	2,200,176

Basic earnings (loss) per common share	$0.02	$(0.94)	$(0.03)	$(1.19)

Diluted
Net income (loss)	$94	$(2,068)	$(124)	$(2,627)

Weighted average common shares outstanding for basic earnings (loss) per share	4,527,194	2,208,071	4,425,953	2,200,176

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	—	—	—	—

Average shares and dilutive potential common shares	4,527,194	2,208,071	4,425,953	2,200,176

Diluted earnings (loss) per common share	$0.02	$(0.94)	$(0.03)	$(1.19)

The following potential average common shares were anti-dilutive and not considered in computing diluted earnings (loss) per share because the Company (i) had a loss from continuing operations, (ii) the exercise price of the options was greater than the average stock price for the periods or (iii) the fair value of the stock-based incentive plan shares at the date of grant was greater than the average stock price for the periods.

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Stock options	276,605	297,539	279,116	261,550
Stock based incentive plan shares	13,501	33,537	16,878	30,187
Derivatives:
All derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transaction is reflected in earnings. Ineffective portions of hedges are reflected in earnings as they occur.

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
The adoption of SFAS 123R had no impact on reported results of operations, basic or diluted earnings (loss) per share for the three and nine months ended September 30, 2006 related to stock options since there were no unvested options at January 1, 2006 and no options were granted during the nine months ended September 30, 2006. Future option grants will be accounted for in accordance with SFAS 123R.
The following table illustrates the effect on net income and earnings per share if expense were measured using the fair value recognition provisions of SFAS 123 in the prior periods.

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Net loss as reported	$(2,068)	$(2,627)
Deduct: Stock-based compensation expense determined under fair value based method	59	358

Pro forma net loss	$(2,127)	$(2,985)

Basic loss per share as reported	$(0.94)	$(1.19)
Pro forma basic loss per share	(0.96)	(1.36)

Diluted loss per share as reported	$(0.94)	$(1.19)
Pro forma diluted loss per share	(0.96)	(1.36)

10.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Risk-free interest rate	3.98%	3.85%
Expected option life (years)	6	6
Expected stock price volatility	26%	27%
Dividend yield	3.62%	3.46%

Weighted average fair value of options granted during the period	$2.03	$2.27
Reclassifications:
Some items in the prior year period financial statements were reclassified to conform to the current presentation.

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – LOANS
Loans at period-end were as follows:

	September 30,	December 31,
	2006	2005
Commercial	$26,921	$16,347
Real estate:
Single-family residential	26,748	23,627
Multi-family residential	44,686	30,206
Commercial	42,236	25,937
Construction	159	—
Consumer	31,393	29,540

Subtotal	172,143	125,657
Less: Net deferred loan fees	(258)	(136)
Allowance for loan losses	(2,032)	(1,495)

Loans, net	$169,853	$124,026

Activity in the allowance for loan losses was as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Beginning balance	$1,988	$1,242	$1,495	$978
Provision for loan losses	120	50	702	402
Loans charged-off	(79)	(83)	(229)	(200)
Recoveries	3	16	64	45

Ending balance	$2,032	$1,225	$2,032	$1,225

Impaired loans were not material for any period presented.
Nonperforming loans were as follows:

	September 30, 2006	December 31, 2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	332	800
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no nonperforming commercial, commercial real estate or multi-family loans at September 30, 2006 or December 31, 2005.

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – FEDERAL HOME LOAN BANK ADVANCES
Advances from the Federal Home Loan Bank were as follows.

	September 30, 2006	December 31, 2005
Maturity October 2006 at 5.35% floating rate	$15,000	$—
Maturity January 2006 at 4.33% floating rate	—	12,725

Maturities March 2007 thru June 2009, fixed at rates from 2.44% to 5.60%, averaging 4.16% at September 30, 2006, and maturities March 2006 thru September 2008, fixed at rates from 2.03% to 3.41%, averaging 2.91% at December 31, 2005	11,270	10,270

Total	$26,270	$22,995

The fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty. The $15,000 floating rate advances that matured in October 2006 were replaced with floating rate advances.
The advances were collateralized as follows.

	September 30, 2006	December 31, 2005
First mortgage loans under a blanket lien arrangement	$26,212	$23,308
Second mortgage loans	772	783
Multi-family mortgage loans	14,699	8,885
Home equity lines of credit	11,322	9,109
Commercial real estate loans	30,019	18,014
Securities	14,084	15,689

Total	$97,108	$75,788

Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $27,840 at September 30, 2006.
Payment information
Required payments over the next five years are:

September 30, 2007	$19,270
September 30, 2008	2,000
September 30, 2009	5,000

Total	$26,270

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – STOCK COMPENSATION PLANS
Stock-based incentive plans (SBIP) provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-based Incentive Plan was approved by shareholders on July 13, 1999. The plan provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan was ratified by shareholders on April 23, 2003 and provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. An amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on April 20, 2004 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. A second amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on May 20, 2005 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. Both plans provide for options to be granted for terms of up to but not exceeding ten years from the date of grant, and options cannot be granted at a price less than the fair market value of the common stock on the date of grant. The Plans provide for accelerated vesting if there is a change in control (as defined in the Plans). Shares related to forfeited stock options and restricted stock awards become available for subsequent grant under the terms of the plans. Exercise price is the market price at date of grant for stock options, so no compensation expense was recognized in the consolidated statements of operations for periods prior to the Company’s adoption of FAS 123R on January 1, 2006. There were no unvested stock options at January 1, 2006, and no options were granted during the nine months ended September 30, 2006; therefore, no compensation expense related to stock options was recognized in the consolidated statement of operations for the nine months ended September 30, 2006.
A summary of stock option activity is as follows.

	Nine months ended September 30, 2006
			Weighted Average
		Weighted Average	Grant-Date Fair
	Shares	Exercise Price	Value
Options outstanding, beginning of period	290,872	$11.32	$3.68
Granted	—	—	—
Exercised	—	—	—
Forfeited or expired	(17,600)	12.84	3.12

Options outstanding, end of period	273,272	$11.23	$3.72

Options exercisable, end of period	273,272	$11.23	$3.72

The outstanding and exercisable options at September 30, 2006 had no intrinsic value as the Company’s stock price on that date was lower than the exercise price of all options.

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – STOCK COMPENSATION PLANS (continued)
There were no options exercised during the nine months ended September 30, 2006. Cash received from options exercised for the nine months ended September 30, 2005 was $375, and the tax benefit realized for the tax deduction from options exercised totaled $54. The intrinsic value of options exercised during the nine months ended September 30, 2005 was $157.
Options outstanding at September 30, 2006 were as follows.

	Outstanding			Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
		Contractual	Average		Average
Range of Exercise Prices	Number	Life in Years	Exercise Price	Number	Exercise Price
$9.19 — $10.42	131,640	6.6	$10.00	131,640	$10.00
$11.50 — $12.70	131,000	7.1	$12.26	131,000	$12.26
$13.76 — $13.94	10,632	7.5	$13.76	10,632	$13.76
A summary of the activity for restricted stock awards is as follows:

	Nine months ended September 30, 2006
		Weighted
		Average Grant-
	Shares	Date Fair Value
Unvested shares outstanding at beginning of period	45,827	$11.48
Granted	—	—
Vested	(14,775)	11.59
Forfeited	—	—

Unvested shares outstanding at end of period	31,052	$11.42

The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 was $111 and $127.
Compensation expense for restricted stock awards is recognized over the vesting period of the shares based on the fair value of the shares on the date of grant. Compensation expense for the nine months ended September 30, 2006 and 2005 was $138 and $190. The total recognized tax benefit related to compensation expense for the nine months ended September 30, 2006 and 2005 was $47 and $65. At September 30, 2006, there was $138 of total unrecognized compensation expense related to unvested restricted stock awards which is expected to be recognized over a weighted average period of 1.4 years.

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 – DERIVATIVES AND HEDGING ACTIVITIES
In August 2006, the Company entered into an interest rate swap agreement to make fixed interest payments in exchange for variable interest payments. The interest rate swap is a component of the Company’s asset liability management strategy to reduce the risk that changes in interest rates will change net interest margin. The notional amount of the interest rate swap does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the interest rate swap.
The objective of the interest rate swap was to protect the related fixed rate commercial real estate loan from changes in fair value due to changes in interest rates. The loan agreement contains a yield maintenance clause which will be invoked in the event of prepayment of the loan and is expected to exactly offset the unwind value of the swap. The yield maintenance clause is an embedded derivative which is bifurcated from the host loan contract in accordance with Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivatives and Hedging Activities”, and, as such, the swap and embedded derivative are not designated as hedges under FAS 133. Accordingly, both instruments are carried at fair value while the changes in fair value offset each other in the income statement. The change in the fair value of the interest rate swap, which was ($35) for the nine months ended September 30, 2006, was exactly offset by the change in fair value of the embedded derivative and resulted in no impact on net income. The fair value of the swap, $35, is included in accrued interest payable and other liabilities, and the fair value of the yield maintenance clause, $35, is included in accrued interest receivable and other assets in the accompanying Consolidated Balance Sheets at September 30, 2006.
Summary information about the interest rate swap is as follows:

September 30, 2006
Notional amount	$1,098
Weighted average pay rate	5.48%
Weighted average receive rate	5.32%
Weighted average maturity (years)	9.9

16.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – SEGMENT INFORMATION
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

				Consolidated
	Banking	Mortgage Banking	Parent and Other	Total
For the three months ended September 30, 2006:
Net interest income (expense)	$1,843	$26	$(110)	$1,759
Provision for loan losses	(120)	—	—	(120)
Net gain (loss) on sales of loans	(16)	128	—	112
Other revenue	95	(1)	8	102
Depreciation and amortization	(102)	(40)	—	(142)
Other expense	(1,385)	(148)	(50)	(1,583)

Income (loss) before income tax	315	(35)	(152)	128
Income tax expense (benefit)	98	(12)	(52)	34

Net income (loss)	$217	$(23)	$(100)	$94

For the three months ended September 30, 2005:
Net interest income (expense)	$1,301	$10	$(84)	$1,227
Provision for loan losses	(50)	—	—	(50)
Net gain (loss) on sales of loans	(33)	87	—	54
Other revenue	100	—	7	107
Depreciation and amortization	(94)	(25)	—	(119)
Impairment loss on goodwill and intangibles	—	(1,966)	—	(1,966)
Other expense	(1,335)	(160)	(63)	(1,558)

Loss before income tax	(111)	(2,054)	(140)	(2,305)
Income tax benefit	(47)	(104)	(86)	(237)

Net loss	$(64)	$(1,950)	$(54)	$(2,068)

17.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 – SEGMENT INFORMATION (continued)

				Consolidated
	Banking	Mortgage Banking	Parent and Other	Total
For the nine months ended September 30, 2006:
Net interest income (expense)	$5,240	$74	$(309)	$5,005
Provision for loan losses	(702)	—	—	(702)
Net gain (loss) on sales of loans	(70)	309	—	239
Other revenue	354	(4)	22	372
Depreciation and amortization	(300)	(66)	—	(366)
Other expense	(4,077)	(443)	(228)	(4,748)

Income (loss) before income tax	445	(130)	(515)	(200)
Income tax expense (benefit)	143	(44)	(175)	(76)

Net income (loss)	$302	$(86)	$(340)	$(124)

September 30, 2006
Segment assets	$221,389	$2,517	$1,207	$225,113

For the nine months ended September 30, 2005:
Net interest income (expense)	$3,847	$22	$(231)	$3,638
Provision for loan losses	(402)	—	—	(402)
Net gain (loss) on sales of loans	(33)	394	—	361
Other revenue	285	—	27	312
Depreciation and amortization	(295)	(98)	—	(393)
Impairment loss on goodwill and intangibles	—	(1,966)	—	(1,966)
Other expense	(3,895)	(583)	(246)	(4,724)

Loss before income tax	(493)	(2,231)	(450)	(3,174)
Income tax benefit	(192)	(164)	(191)	(547)

Net loss	$(301)	$(2,067)	$(259)	$(2,627)

September 30, 2005
Segment assets	$156,699	$480	$674	$157,853

18.

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
Management Strategy
We continued to successfully execute our strategic plan for growth in the third quarter of 2006. As previously reported, we achieved profitability in the second quarter of 2006 for the first time since implementing the plan in 2003, with net income for the second quarter of $6,000. For the third quarter of 2006, net income was $94,000.
Total assets increased 30% or $52.1 million during the first nine months of 2006 and totaled $225.1 million at September 30, 2006. Commercial, commercial real estate and multi-family loans grew $41.3 million to $113.8 million at September 30, 2006. Net interest income increased 43% during the third quarter and 38% year to date at September 30, 2006 compared to the prior year periods. Year to date improvement in performance was achieved with no increase in normal, recurring operating expenses.
As a result of growth in assets, particularly commercial, commercial real estate and multi-family loans, gross interest income increased 67% from $2.2 million in the third quarter of 2005 to $3.7 million in the third quarter of 2006. The flat and recently inverted yield curve has put negative pressure on funding costs, and interest expense increased 98% from $960,000 in the third quarter of 2005 to $1.9 million during the third quarter of 2006. The result was a 43% increase in net interest income from $1.2 million during the third quarter of 2005 to $1.8 million during the third quarter of 2006. Net interest income increased 38% from $3.6 million during the first nine months of 2005 to $5.0 million during the comparable period of 2006.

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
We completed the issuance of 2.3 million shares of common stock in January 2006, and the $14.6 million in net proceeds provided additional capital to execute the growth component of the business plan.
We continued to provide appropriate reserves for loan losses in response to growth in commercial, commercial real estate and multi-family loans. The provision for loan losses totaled $120,000 for the quarter ended September 30, 2006 compared to $50,000 in the prior year quarter. For the nine months ended September 30, 2006, the provision totaled $702,000 compared to $402,000 in the prior year period. Current year amounts are higher than the prior year periods due to increased commercial, commercial real estate and multi-family loan growth in the current year periods. Because of the up-front provision recorded when loans are originated, periods of rapid loan growth will tend to show lower profitability levels than other periods. However, management believes that prudent continued expansion of the loan portfolio will enhance the Company’s long-term profitability.
We have transitioned from a retail savings and loan association to a growth-oriented community bank. We are a diversified provider of financial products focused on businesses and individuals who demand great service and access to decision-makers who can provide alternatives and create value. Part of this transition involved restructuring and expansion of our mortgage operations, and we can now originate mortgage loans in all 50 states and the District of Columbia with the ability, the technology and the products to serve any customer’s needs and financial situation. As part of the growth strategy, the Company plans to expand its staff by 10 to 25 additional residential mortgage loan originators over the coming months.
In September 2006, we announced the future relocation of our Columbus regional office to Worthington. The new high traffic, high visibility location will provide us with access to approximately $1 billion in retail deposits available in the Worthington area and access to a larger group of commercial and retail customers. The office will serve both as a retail community bank location and call center for our mortgage loan business. Relocation is expected to occur in the 2nd quarter of 2007.
Other than as described above, we are not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by regulators which would have a material effect if implemented.
Comparison of the Results of Operations for the Three Months Ended September 30, 2006 and 2005
General. Net income in the third quarter of 2006 was $94,000, or $.02 per diluted share compared to a $2.1 million loss or $.94 per diluted share in the prior year quarter. The net loss for the quarter ended September 30, 2005 included a non-cash after-tax impairment loss to write off the value of goodwill and other intangible assets related to the October 2004 acquisition of Reserve Mortgage Services, Inc. which increased the net loss by $1.9 million or $.86 per share. Not including the impairment loss, the loss for the quarter ended September 30, 2005 totaled $175,000 or $.08 per diluted share. Net income for the third quarter of 2006 increased $269,000 from the prior year quarter’s loss exclusive of the impairment charge.
Net interest income. Growth positively impacted net interest income, which totaled $1.8 million during the third quarter of 2006, and increased $532,000 or 43.4% compared to $1.2 million in the third quarter of 2005. Despite rising short term interest rates and the resultant increase in funding costs, net interest margin was 3.45% during the third quarter of 2006, the same as during the prior year quarter. This was largely due to employment of the additional capital raised in our public offering and higher yields on adjustable rate assets tied to prime, primarily commercial loans and home equity lines of credit. Management of the net interest margin in the current interest rate environment will continue to be a challenge, and continued downward pressure on margins is expected.
Total interest income increased 67.3% during the third quarter of 2006 and totaled $3.7 million compared to $2.2 million in the prior year quarter. Both the volume and yield on interest-earning assets increased in the third quarter of 2006 compared to the prior year quarter. Growth in interest income was partially offset by a 97.9% increase in

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
interest expense during the third quarter of 2006, which totaled $1.9 million compared to $960,000 in the prior year quarter. Both volume and cost of interest-bearing liabilities increased in the third quarter of 2006 compared to the prior year quarter.
Average interest earning assets increased $60.7 million or 42.5% to $203.5 million in the third quarter of 2006 from $142.8 million in the third quarter of 2005 due to loan growth pursuant to our strategy to expand into business financial services in the Fairlawn and Columbus, Ohio markets. The yield on interest earning assets increased 103 basis points (bp) to 7.18% in the third quarter of 2006 from 6.15% in the prior year quarter reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates. Interest income on loans increased 87.1% to $3.2 million in the third quarter of 2006 compared to $1.7 million in the prior year quarter. Average loan balances increased 61.3% to $170.4 million in the third quarter of 2006 from $105.6 million in the prior year quarter and the average yield on loans increased 104 bp to 7.57% in the third quarter of 2006 from 6.53% in the prior year quarter due to growth in commercial, commercial real estate and multi-family mortgage loan balances and yields and an increase in yields on home equity lines of credit caused by the increase in short-term market interest rates and the resultant increase in the prime rate. Interest income on securities decreased $25,000 to $386,000 in the third quarter of 2006 from $411,000 in the prior year quarter. Average securities balances decreased 10.5% or $3.5 million and totaled $29.8 million in the third quarter of 2006 from $33.3 million in the prior year quarter due to repayments and prepayments on mortgage-backed securities. The average yield on securities increased 13 bp to 5.14% in the third quarter of 2006 from 5.01% in the prior year quarter due to current purchases at higher yields.
Average interest-bearing liabilities increased 36.0% to $180.0 million in the third quarter of 2006 from $132.4 million in the third quarter of 2005 due to an increase in both the cost and average balance of deposits and borrowings. The average cost of interest-bearing liabilities increased 132 bp to 4.22% in the third quarter of 2006 from 2.90% in the third quarter of 2005 primarily due to higher short-term interest rates in the current year quarter which increased both deposit and borrowing costs. Interest expense on deposits increased $667,000 to $1.4 million for the quarter ended September 30, 2006 from $758,000 in the prior year quarter. Average deposit balances increased 27.6% to $144.6 million in the third quarter of 2006 from $113.3 million in the prior year quarter due to an increase in certificate of deposit and money market accounts. The average cost of deposits increased 126 bp to 3.94% in the third quarter of 2006 from 2.68% in the prior year quarter in response to higher market interest rates during the current year quarter. Interest expense on borrowings, which include FHLB advances and subordinated debentures, increased $273,000 to $475,000 in the third quarter of 2006 from $202,000 in the prior year quarter due to an increase in both the average balance and cost of borrowings. The average balance of borrowings increased $16.4 million in the third quarter of 2006 to $35.5 million compared to $19.1 million in the prior year quarter due to the use of FHLB advances to fund loan growth during the current year quarter. The cost of borrowings increased 113 bp to 5.36% in the third quarter of 2006 from 4.23% in the prior year quarter and reflected higher market interest rates in the current year quarter.
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
Based on management’s review, the provision for loan losses totaled $120,000 in the third quarter of 2006, an increase of $70,000 from $50,000 in the prior year quarter reflecting higher commercial, commercial real estate and multi-family loan growth in the current year period. In the third quarter of 2006, growth in these loan types totaled

21.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
$6.1 million and increased 5.7% compared to a $5.1 million decline in the third quarter of 2005. The provision for loan losses during the quarter ended September 30, 2005 primarily represented additional reserves on the mortgage portfolio, which incurred $65,000 in write-offs during the quarter ended September 30, 2005.
At September 30, 2006, the allowance for loan losses was $2.0 million compared to $1.5 million at December 31, 2005. The amount of the allowance allocated to commercial, commercial real estate and multi-family mortgage loans at September 30, 2006 was $1.9 million, an increase of $577,000 or 43.8% from $1.3 at December 31, 2005 as these loan types increased from 57.7% of the loan portfolio at year-end 2005 to 66.1% at September 30, 2006. At September 30, 2006, the allowance for loan losses represented 1.18% of total loans compared to 1.19% at December 31, 2005. Nonperforming loans, all of which are nonaccrual loans, decreased $468,000 to $332,000 or 0.2% of total loans at September 30, 2006 compared to $800,000 or 0.6% of total loans at December 31, 2005 due to single-family mortgage loan properties moving through the foreclosure process and lower delinquencies. Single-family homes in our primary market area secure all of the nonaccrual loan balances at September 30, 2006. Management believes the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at September 30, 2006; however future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.
Noninterest income. Noninterest income increased $53,000 or 32.9% and totaled $214,000 for the quarter ended September 30, 2006 compared to $161,000 in the prior year quarter. Net gain on sales of loans totaled $112,000 in the third quarter of 2006 and was $58,000 higher than the prior year quarter. Mortgage loan originations and sales increased 19.2% and totaled $12.4 million in the third quarter of 2006 compared to $10.4 million in the third quarter of 2005.
Noninterest expense. Noninterest expense was approximately $1.7 for the each of the quarters ended September 30, 2006 and September 30, 2005 exclusive of the impairment loss. However, there actually was a slight increase of $48,000 or 2.9% in noninterest expense for the third quarter of 2006 as compared with the third quarter of 2005. That increase primarily was due to higher salaries and increased employee benefits offset by lower professional fees and franchise taxes in the current year quarter.
For the quarter ended September 30, 2006, the efficiency ratio improved to 87.43% from 120.82% (exclusive of the impairment loss) during the prior year quarter. The ratio of noninterest expense to average assets improved to 3.11% for the quarter ended September 30, 2006 from 4.23% (exclusive of the impairment loss) for the prior year quarter. The improvement in these measures was the result of growth in the balance sheet, coupled with control of noninterest expenses. We anticipate a continued improvement in these measures as we continue execution of our growth strategy.
Income taxes. Income tax expense for the quarter ended September 30, 2006 totaled $34,000 compared to an income tax benefit of $237,000 in the prior year quarter associated with the loss in that quarter.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2006 and 2005
General. The net loss in the nine months ended September 30, 2006 was $124,000, or $.03 per diluted share compared to a $2.6 million loss or $1.19 loss per diluted share in the prior year period. The net loss for the nine months ended September 30, 2005 included a non-cash after-tax impairment loss that which increased the net loss for that period by $1.9 million or $.86 per share. Not including the impairment loss, the loss for the nine months ended September 30, 2005 totaled $734,000 or $.33 per diluted share. Performance in the first nine months of 2006 increased $610,000 from the prior year period’s loss exclusive of the impairment charge.
Net interest income. Growth positively impacted net interest income, which totaled $5.0 million during the nine months ended September 30, 2006, and increased $1.4 million or 37.6% compared to $3.2 million for the nine months ended September 30, 2005. Despite rising short term interest rates and the resultant increase in funding costs, net interest margin was 3.50% during the first nine months of 2006, an increase of 12bp from 3.38% for the

22.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
prior year period. This was largely due to employment of the additional capital raised in our public offering and higher yields on adjustable rate assets tied to prime, primarily commercial loans and home equity lines of credit. Net interest margin declined from 3.56% in the 1st quarter of 2006 to 3.45% in the third quarter of 2006 as higher short-term market interest rates and a flat to inverted yield curve negatively impacted the cost of funding. Management of the net interest margin in the current interest rate environment will continue to be a challenge and continued downward pressure on margins is expected.
Total interest income increased $3.6 million or 57.0% for the nine months ended September 30, 2006 and totaled $9.8 million compared to $6.2 million in the prior year period. Both the volume and yield on interest-earning assets increased during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Growth in interest income was partially offset by an 84.4% increase in interest expense to $4.8 million during the nine months ended September 30, 2006 compared to $2.6 million in the prior year period. Both volume and cost of interest-bearing liabilities increased in the first nine months of 2006 compared to the prior year period.
Average interest earning assets increased $46.7 million or 32.7% to $190.4 million in the nine months ended September 30, 2006 from $143.7 million in the prior year period due to loan growth pursuant to our strategic growth plan. The yield on interest earning assets increased 106 bp to 6.84% in the nine months ended September 30, 2006 from 5.78% in the prior year period reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates. Interest income on loans increased 59.2% to $8.4 million in the first nine months of 2006 compared to $5.3 million in the first nine months of 2005. Average loan balances increased 38.8% to $155.4 million in the first nine months of 2006 from $112.0 million in the prior year period, and the average yield on loans increased 92 bp to 7.20% in the first nine months of 2006 from 6.28% in the prior year period due to growth in commercial, commercial real estate and multi-family mortgage loan balances and yields and an increase in yields on home equity lines of credit caused by the increase in short-term market interest rates and the resultant increase in the prime rate. Interest income on securities increased $504,000 to $1.2 million for the nine months ended September 30, 2006 from $727,000 in the prior year period. Average securities balances increased 34.6% or $8.1 million and totaled $31.5 million for the nine months ended September 30, 2006 from $23.4 million in the prior year period due to a securitization of single-family residential mortgage loans with an outstanding principal balance of $18.6 million with Freddie Mac in the second quarter of 2005 and current period purchases offset by principal repayments on these securities over the last year and current year security sales. The average yield on securities increased 99 bp to 5.18% during the nine months ended September 30, 2006 from 4.19% in the prior year period due to the securitization transaction which added higher earning mortgage securities to the portfolio and current period purchases of securities at higher yields.
Average interest-bearing liabilities increased 25.2% to $166.0 million during the nine months ended September 30, 2006 from $132.6 million in the prior year period due to an increase in the average balance of both deposits and borrowings. The average cost of interest-bearing liabilities increased 123 bp to 3.83% in the nine months ended September 30, 2006 from 2.60% for the nine months ended September 30, 2005 primarily due to higher short-term interest rates in the current year period which increased both deposit and borrowing costs. Interest expense on deposits increased $1.7 million to $3.6 million for the nine months ended September 30, 2006 from $1.9 million in the prior year period. Average deposit balances increased 23.4% to $133.5 million in the nine months ended September 30, 2006 from $108.1 million in the prior year period due to an increase in certificate of deposit and money market accounts. The average cost of deposits increased 121 bp to 3.60% in the nine months ended September 30, 2006 from 2.39% in the prior year period in response to higher market interest rates during the current year period. Interest expense on borrowings, which include FHLB advances and subordinated debentures, increased $513,000 to $1.2 million in the nine months ended September 30, 2006 from $646,000 in the prior year period due to an increase in both the average balance and cost of borrowings. The average balance of borrowings increased $8.1 million in the nine months ended September 30, 2006 to $32.5 million compared to $24.4 million in the prior year period due to the use of FHLB advances to fund loan growth during the current year period. The cost of borrowings increased 123 bp to 4.76% in the nine months ended September 30, 2006 from 3.53% in the prior year period and reflected higher market interest rates in the current year period.

23.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest margin increased 12 bp to 3.50% for the nine months ended September 30, 2006 compared to 3.38% in the prior year period. Use of proceeds from the stock offering to fund growth in the current year period positively impacted the net interest margin.
Provision for loan losses. Based on management’s review described previously, the provision for loan losses totaled $702,000 for the nine months ended September 30, 2006, an increase of $300,000 from $402,000 for the nine months ended September 30, 2005, reflecting higher commercial, commercial real estate and multi-family loan growth in the current year period. During the nine months ended September 30, 2006, growth in these loan types totaled $41.3 million compared to $12.2 million growth during the nine months ended September 30, 2005.
Noninterest income. Noninterest income during the nine months ended September 30, 2006 totaled $611,000 and was $62,000 or 9.2% lower than the prior year period due to a decline in gains on loan sales for the first nine months of 2006. Net gain on sales of loans declined 33.8% and totaled $239,000 during the first nine months of 2006 as mortgage loan production in the first quarter of 2006 was negatively impacted by changes in staffing and processes in the mortgage division. Mortgage loan originations and sales totaled $34.2 million for the nine months ended September 30, 2006 compared to $42.0 million for the prior year period. We do not retain the servicing on the loans we currently sell.
Noninterest expense. Noninterest expense totaled $5.1 million during each of the nine month periods ended September 30, 2006 and 2005, not including the impairment loss in 2005. No increase in noninterest expense was necessary to support the 40.1% annualized balance sheet growth achieved during the first nine months of 2006.
For the first nine months of 2006, the efficiency ratio improved to 90.98% from 118.70% (exclusive of the impairment loss) during the prior year period. The ratio of noninterest expense to average assets for the first nine months of 2006 improved to 3.28% from 4.26% (exclusive of the impairment loss) during the prior year period. The improvement in these measures was the result of growth in the balance sheet, coupled with control of noninterest expense. We anticipate a continued improvement in these measures as we continue execution of our growth strategy.
Income taxes. The income tax benefit for the nine months ended September 30, 2006 totaled $76,000 compared to $547,000 in the prior year period due to a larger pre-tax loss in the prior year.
Financial Condition
General. Assets totaled $225.1 million at September 30, 2006, an increase of $52.1 million or 30.1% from $173.0 million at December 31, 2005 due to growth in the loan portfolio, which was funded with proceeds from the stock offering, deposit growth and FHLB advances.
Loans. Loans totaled $169.9 million at September 30, 2006, an increase of $45.8 million or 36.9% compared to $124.0 million at December 31, 2005. The increase was driven by growth in commercial, commercial real estate and multi-family loans, which totaled $113.8 million at September 30, 2006, an increase of $41.3 million or 57.0% compared to $72.5 million at December 31, 2005. Consumer loans totaled $31.4 million at September 30, 2006 and increased $1.8 million or 6.2% compared to $29.5 million at December 31, 2005. Mortgage loans totaled $26.7 million at September 30, 2006 and increased $3.1 million or 13.2% compared to $23.6 million at December 31, 2005.
Deposits. Deposits totaled $162.6 million at September 30, 2006, an increase of $35.0 million or 27.4% compared to $127.6 million at December 31, 2005. The increase in deposits was due to growth of $26.5 million in certificate of deposit accounts, $9.7 million in money market accounts and $3.3 million in noninterest bearing deposits offset by a decline of $2.3 million in interest bearing checking accounts and $2.2 million in traditional savings account balances. The increase in interest bearing deposits was principally due to growth in retail customer relationships and, to a lesser degree, growth in brokered certificate of deposit accounts, which increased $14.0 million during the nine months ended September 30, 2006. During the quarter ended September 30, 2006, we issued $6.7 million in

24.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
callable brokered certificates of deposit which will assist with asset/liability management should we see a shift in the short end of the interest rate curve and also will lock in longer term funding should rates increase. Growth in noninterest bearing deposits reflected increased commercial customer relationships.
FHLB advances. FHLB advances totaled $26.3 million at September 30, 2006, an increase of $3.3 million or 14.2% compared to $23.0 million at December 31, 2005. These borrowings were used to fund loan growth.
Shareholders’ equity. Shareholders’ equity totaled $29.3 million at September 30, 2006, an increase of $13.2 million or 82.3% compared to $16.1 million at December 31, 2005 as a result of proceeds from the stock offering discussed above less dividends and the net loss for the nine month period ended September 30, 2006.
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

25.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Office of Thrift Supervision (OTS) regulations require savings institutions to maintain certain minimum levels of regulatory capital. Additionally, the regulations establish a framework for the classification of savings institutions into five categories: well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Generally, an institution is considered well-capitalized if it has a core (Tier 1) capital ratio of at least 5.0% (based on adjusted total assets); a core (Tier 1) risk-based capital ratio of a least 6.0%; and a total risk-based capital ratio of at least 10.0%. At September 30, 2006, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $22.5 million, or 10.1% of adjusted total assets, which exceeds the required level of $11.1 million, or 5.0%; Tier 1 risk-based capital level of $22.5 million, or 12.3% of risk-weighted assets, which exceeds the required level of $11.0 million, or 6.0%; and risk-based capital of $24.6 million, or 13.4% of risk-weighted assets, which exceeds the required level of $18.3 million, or 10.0%. In January 2006, the holding company contributed $10.4 million in capital to CFBank, and operating losses at CFBank may require additional capital contributions from the holding company.

26.

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

27.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 1. Legal Proceedings
Information required by Item 103 of Regulation S-B is incorporated by reference to our 2005 Annual Report on Form 10-KSB filed with the SEC on March 30, 2006 under the caption “Item 3. Legal Proceedings.”
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

28.

CENTRAL FEDERAL CORPORATION
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: November 13, 2006	By:	/s/ Mark S. Allio

Mark S. Allio
Chairman of the Board, President and
Chief Executive Officer

Dated: November 13, 2006	By:	/s/ Therese Ann Liutkus

Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

29.