Form 10KSB
period 2006-12-31
CENTRAL FEDERAL CORP
filed 2007-03-29
CIK 1070680

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2006

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
Common Stock, par value $.01 per share
(Title of Class)
Securities registered under Section 12(g) of the Exchange Act: None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act) YES ☐ NO ☑
The registrant’s revenues for the fiscal year ended December 31, 2006 were $14.5 million.
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of March 15, 2007 was $27,687,000 based upon the closing price as reported on the Nasdaq® Capital Market for that date.
As of March 15, 2007, there were 4,559,787 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Rule 14a-3(b) Annual Report to Shareholders for its fiscal year ended December 31, 2006 and its Proxy Statement for the 2007 Annual Meeting of Stockholders to be held on May 17, 2007, which was filed with the Securities and Exchange Commission (the Commission) on March 29, 2007, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-KSB.
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
PART I
Item 1 Description of Business
General
Central Federal Corporation (the Company), formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank, a community-oriented savings institution which was originally organized in 1892, formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank, in connection with CFBank’s conversion from a mutual to stock form of organization. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the Office of Thrift Supervision (OTS). Reserve Mortgage Services, Inc. (Reserve), a wholly owned subsidiary of CFBank from October 2004 until May 12, 2005 when it was merged into CFBank, was acquired in October 2004 to expand our mortgage services business. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Company, was formed in 2003 to raise additional funding for the Company. Under accounting guidance in Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust. Ghent Road, Inc., a wholly owned subsidiary of the Company, was formed in 2006 and owns land adjacent to CFBank’s Fairlawn office. Currently, we do not transact any material business other than through CFBank and the Trust. At December 31, 2006, assets totaled $236.0 million and stockholders’ equity totaled $29.1 million.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our client-centric method of operation emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, corporate cash management and online internet banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. We also invest in consumer loans, construction and land loans and securities. In 2003, we began originating more commercial, commercial real estate and multi-family mortgage loans than in the past as part of our expansion into business financial services. Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. Our primary sources of funds are retail savings deposits and certificates of deposit and, to a lesser extent, brokered certificates of deposit, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances and other borrowings and proceeds from the sale of loans. Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Columbus, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio. We have a residential mortgage origination office in Akron, Ohio. We originate commercial and conventional real estate loans and business loans throughout Ohio.
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
Lending Activities
Loan Portfolio Composition. The loan portfolio consists primarily of mortgage loans secured by single-family and multi-family residences and commercial real estate loans. At December 31, 2006, gross loans receivable totaled $187.1 million. Commercial, commercial real estate and multi-family mortgage loans totaled $126.6 million and represented 67.7% of the gross loan portfolio at December 31, 2006 compared to 57.7% at December 31, 2005 and 48.3% at December 31, 2004. The increase in the percentage of commercial, commercial real estate and multi-family mortgage loans in the portfolio was a result of the growth strategy implemented in 2003 to expand into business financial services. Single-family residential mortgage loans totaled $30.2 million and represented 16.2% of total gross loans at year-end 2006 compared to $23.6 million or 18.8% at year-end 2005 and $42.6 million or 39.0% at year-end 2004. The decline in single-family residential loans in 2005 was due to a securitization of $18.6 million of these loans in June 2005. The remainder of the portfolio consisted of consumer loans, which totaled $30.2 million, or 16.2% of gross loans receivable at year-end 2006.
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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2006		2005		2004
		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$30,209	16.15%	$23,627	18.81%	$42,577	38.97%
Multi-family	47,247	25.25%	30,206	24.04%	25,602	23.43%
Commercial real estate	47,474	25.37%	25,937	20.64%	20,105	18.40%

Total real estate mortgage loans	124,930	66.77%	79,770	63.49%	88,284	80.80%

Consumer loans:
Home equity loans	865	0.46%	734	0.58%	663	0.61%
Home equity lines of credit	22,148	11.84%	23,852	18.98%	5,928	5.43%
Automobile	6,448	3.45%	4,237	3.37%	6,735	6.16%
Other	785	0.42%	717	0.57%	626	0.57%

Total consumer loans	30,246	16.17%	29,540	23.50%	13,952	12.77%

Commercial loans	31,913	17.06%	16,347	13.01%	7,030	6.43%

Total loans receivable	187,089	100.00%	125,657	100.00%	109,266	100.00%

Less:
Net deferred loan fees	(285)		(136)		(139)
Allowance for loan losses	(2,109)		(1,495)		(978)

Loans receivable, net	$184,695		$124,026		$108,149

Real estate mortgage loans include $4,454, $1,466 and $9,774 in construction loans at year-end 2006, 2005 and 2004.

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2006. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2006
	Real Estate
	Mortgage	Consumer	Commercial	Total Loans
	Loans	Loans	Loans	Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$9,676	$1,002	$21,802	$32,480

After one year:
More than one year to three years	8,519	2,131	2,410	13,060
More than three years to five years	12,122	4,781	3,072	19,975
More than five years to 10 years	44,596	2,107	3,425	50,128
More than 10 years to 15 years	20,397	148	1,178	21,723
More than 15 years	29,620	20,077	26	49,723

Total due after 2007	115,254	29,244	10,111	154,609

Total amount due	$124,930	$30,246	$31,913	$187,089

The following table sets forth at December 31, 2006, the dollar amount of total loans receivable contractually due after December 31, 2007, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2007
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans	$42,281	$72,973	$115,254
Consumer loans	7,447	21,797	29,244
Commercial loans	6,438	3,673	10,111

Total loans	$56,166	$98,443	$154,609

Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans to take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio markets. These loans are predominantly adjustable rate loans. A majority of our single-family mortgage loan originations are fixed-rate loans. Current originations of long-term fixed-rate single-family mortgages are generally sold rather than retained in portfolio. Although the decision to sell current single-family mortgage originations rather than retain the loans in portfolio has resulted in declining single-family loan portfolio balances and lower earnings from that portfolio in the near term, it protects future profitability, and we believe it is not prudent to retain all of these long-term, fixed-rate loan originations and subject our performance to the interest rate risk and reduced future earnings associated with a rise in interest rates. In a transaction with Freddie Mac in the second quarter of 2005, we securitized single-family residential mortgage loans held in our portfolio with an outstanding principal balance of $18.6 million, reducing single-family mortgage loan balances. The securitization increased liquidity as the securities retained were readily marketable, eliminated credit risk on the loans and reduced CFBank’s risk-based capital requirement. Although we currently expect that most of the long-term fixed-rate mortgage loan originations will continue to be sold on a servicing-released basis, a portion of the loans may be retained for portfolio within our interest rate risk and profitability guidelines.
Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located predominantly in our primary market area. We currently sell substantially all of the fixed-rate single-family mortgage loans that we originate on a servicing released basis. Prior to 2004, servicing rights were generally retained on loans sold. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from our loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At December 31, 2006, single-family mortgage loans totaled $30.2 million, or 16.2% of total loans, of which $13.7 million, or 45.5% were fixed-rate loans.
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
Commercial and Multi-Family Real Estate Lending. Beginning in 2003, we expanded into business financial services and positioned ourselves for growth in the Fairlawn and Columbus, Ohio markets and, as a result, originations of commercial real estate and multi-family residential mortgage loans increased significantly. Commercial real estate and multi-family residential mortgage loans totaled $94.7 million at December 31, 20006 or 50.6% of gross loans, an increase of $38.6 million or 68.8% from $56.1 million at December 31, 2005 or 44.7% of gross loans, and an increase of $49.0 million or 107.2% from $45.7 million or 41.8% of gross loans at December 31, 2004. We anticipate that commercial real estate and multi-family residential mortgage lending activities will continue to grow in the future as we continue to execute our strategic growth plan.
We originate commercial real estate loans that are secured by properties used for business purposes, such as manufacturing facilities, office buildings or retail facilities. Commercial real estate and multi-family residential mortgage loans are secured by properties generally located in our primary market area. Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 80% of the appraised value of the property. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraisal value and net operating income of the property, the debt service ratio and the property owner’s financial strength, expertise and credit history.

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
Commercial Lending. Expansion into business financial services in 2003 also resulted in increased originations of commercial loans. Commercial loans totaled $31.9 million, or 17.1% of gross loans at December 31, 2006, an increase of $15.6 million or 95.7% from $16.3 million, or 13.0% of gross loans at December 31, 2005, and an increase of $24.9 million or 355.7% from $7.0 million or 6.4% of gross loans at December 31, 2004. We anticipate that commercial lending activities will continue to grow in the future.
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
Construction and Land Lending. To a lesser extent, we originate construction and land development loans in our primary market areas. Construction loans are made to finance the construction of residential and commercial properties. Construction loans are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant and regular inspections are required to monitor the progress of construction. Land loans are determined on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.
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
Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home equity and home improvement loans and loans secured by deposits. At December 31, 2006, the consumer loan portfolio totaled $30.2 million, or 16.2% of gross loans receivable.
Home equity lines of credit comprise the majority of consumer loan balances and totaled $22.1 million at December 31, 2006. We offer a variable rate home equity line of credit with rates adjusting monthly at up to 2% above the prime rate of interest as disclosed in The Wall Street Journal. The amount of the line is based on the borrower’s income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 100% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate.
Prior to 2003, we were in the business of making indirect automobile loans and loans secured by automobiles declined to $6.7 million or 6.2% of total loans at year-end 2004. We no longer originate indirect automobile loans and make few direct automobile loans. In 2005, we purchased $5.1 million in auto loans and, as a result, balances increased to $6.4 million, or 3.5% of total loans at December 31, 2006 compared to $4.2 million or 3.4% of total loans at December 31, 2005.
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
At December 31, 2006, $965,000 in assets were designated as special mention, representing one commercial real estate loan; $460,000 in assets were classified as substandard, including $288,000 in single-family mortgage loans, $163,000 in commercial loans and $9,000 in auto loans; and no assets were classified as doubtful or loss.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the loans rather than the actual payment amounts which are overdue.

	December 31, 2006				December 31, 2005				December 31, 2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	5	$288	—	$—	10	$800	2	$149	8	$276
Consumer loans:
Home equity loans and lines of credit	—	—	—	—	—	—	—	—	1	7	—	—
Automobile	1	1	1	9	4	30	—	—	5	44	2	9
Other	—	—	—	—	1	2	—	—	—	—	1	1
Commercial loans	2	509	—	—	—	—	—	—	—	—	—	—

Total delinquent loans	3	$510	6	$297	5	$32	10	$800	8	$199	11	$286

Delinquent loans as a percent of total loans		0.27%		0.16%		0.03%		0.64%		0.18%		0.26%

The table does not include delinquent loans less than 60 days past due. At December 31, 2006, 2005 and 2004, total loans past due 30 to 59 days totaled $1,533,000, $859,000 and $549,000, respectively.

Nonperforming Assets. The following table contains information regarding nonperforming loans and real estate owned (REO). At December 31, 2006, nonperforming loans totaled $297,000. CFBank’s policy is to stop accruing interest on loans 90 days or more past due and set up reserves for all previously accrued interest. At December 31, 2006, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $16,000. At December 31, 2006, 2005 and 2004, there were no impaired loans or troubled debt restructurings.

	At December 31,
	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$288	$800	$276
Consumer	9	—	10

Total(1)	297	800	286
Real estate owned (REO)	—	—	132

Total nonperforming assets(2)	$297	$800	$418

Nonperforming loans to total loans	0.16%	0.64%	0.26%
Nonperforming assets to total assets	0.13%	0.46%	0.24%

(1)	Total nonaccrual loans equal total nonperforming loans.

(2)	Nonperforming assets consist of nonperforming loans and REO.
Allowance for Loan Losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in its loan portfolio. Various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additional provisions for loan losses based upon information available at the time of the review. At December 31, 2006, the allowance for loan losses totaled 1.13% of total loans as compared to 1.19% at December 31, 2005.
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
The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or for the Year ended December 31,
	(Dollars in thousands)
	2006	2005	2004
Allowance for loan losses, beginning of period	$1,495	$978	$415
Charge-offs:
Single-family real estate	159	170	—
Consumer	143	85	117

Total charge-offs	302	255	117
Recoveries on loans previously charged off:
Single-family real estate	53	27	—
Consumer	43	71	34

Total recoveries	96	98	34
Net charge-offs	206	157	83
Provision for loan losses	820	674	646

Allowance for loan losses, end of period	$2,109	$1,495	$978

Allowance for loan losses to total loans	1.13%	1.19%	.90%
Allowance for loan losses to nonperforming loans	710.10%	186.88%	341.96%
Net charge-offs to the allowance for losses	9.77%	10.50%	8.49%
Net charge-offs to average loans	.13%	.14%	.10%
Expansion into business financial services and the significant growth in commercial, commercial real estate and multi-family mortgage loans during 2004 through 2006 required an increase in the provision and allowance for loan losses related to these loan types. The provision for loan losses totaled $820,000 in 2006 compared to $674,000 in 2005 and $646,000 in 2004. At December 31, 2006, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $1.9 million, an increase of $628,000 from $1.3 million at December 31, 2005 and $1.1 million from $862,000 at December 31, 2004 as these loan types grew from 48.3% at year-end 2004 to 67.7% at year-end 2006. These loans tend to be larger balance, higher risk loans and, as a result, 92.3% of the allowance was allocated to these loan types at December 31, 2006.

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

	At December 31,
	2006			2005			2004
		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each		in each	in Each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
				(Dollars in thousands)
Single-family mortgage loans	$110	5.22%	16.15%	$57	3.81%	18.81%	$4	.41%	38.97%
Consumer loans	53	2.51%	16.17%	120	8.03%	23.50%	112	11.45%	12.77%

Commercial, commercial real estate and multi-family mortgage loans	1,946	92.27%	67.68%	1,318	88.16%	57.69%	862	88.14%	48.26%

Total allowance for loan losses	$2,109	100.00%	100.00%	$1,495	100.00%	100.00%	$978	100.00%	100.00%

Real Estate Owned
At December 31, 2006, there was no real estate owned. Assets acquired through or instead of loan foreclosure are initially recorded at fair value when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Costs after acquisition are expensed.
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
The investment policy established by the Board of Directors is designed to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement lending activities. The policy provides authority to invest in United States Treasury and federal agency securities meeting the policy’s guidelines, mortgage-backed securities guaranteed by the U.S. government and agencies thereof, and municipal bonds. To improve liquidity and eliminate the credit risk associated with mortgages held in our portfolio, we securitized single-family residential mortgage loans with an outstanding principal balance of $18.6 million in a transaction with Freddie Mac in 2005. The securitization (i) increased liquidity as the securities retained were readily marketable, (ii) eliminated credit risk on the loans and (iii) reduced CFBank’s risk-based capital requirement. At December 31, 2006, the securities portfolio totaled $29.3 million.
At December 31, 2006, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Freddie Mac or Fannie Mae.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized		Amortized	Fair	Amortized	Fair
	Cost	Fair Value	Cost	Value	Cost	Value
			(Dollars in thousands)
Securities available for sale:
Federal agency	$6,005	$5,883	$6,007	$5,838	$5,018	$4,983
State and municipal	2,014	1,979	2,020	1,987	—	—
Mortgage-backed	21,345	21,464	22,803	23,047	8,398	8,525

Total securities available for sale	29,364	29,326	30,830	30,872	13,416	13,508

Net unrealized gain (loss) on securities available for sale	(38)	—	42	—	92	—

Total securities	$29,326	$29,326	$30,872	$30,872	$13,508	$13,508

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of securities available for sale as of December 31, 2006. Yields are stated on a fully taxable equivalent basis.

	At December 31, 2006
			More than One Year to		More than Five Years to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
					(Dollars in thousands)
Federal agency	$—		$5,883	3.52%	$—		$—		$5,883	3.52%
State and municipal	995	4.12%	984	4.34%	—		—		1,979	4.23%
Mortgage-backed	112	4.97%	270	6.00%	2,924	4.79%	18,159	5.63%	21,464	5.51%

Total securities at fair value	$1,107	4.21%	$7,137	3.73%	$2,924	4.79%	$18,159	5.63%	$29,326	5.02%

Sources of Funds
General. Primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, and funds generated from operations of the Bank. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives. For the year ended December 31, 2006, certificates of deposit constituted 56.9% of total average deposits. The term of the certificates of deposit offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2006, certificate accounts maturing in less than one year totaled $77.3 million. Most of these accounts are expected to be reinvested and we do not believe that there is any material risk associated with the respective maturities of these certificates. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. We consider brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities. At December 31, 2006, brokered deposits totaled $30.5 million.
Certificate accounts in amounts of $100,000 or more totaled $44.6 million at December 31, 2006, maturing as follows:

		Weighted Average
Maturity Period	Amount	Rate
	(Dollars in thousands)
Three months or less	$10,055	4.68%
Over 3 through 6 months	9,264	5.08%
Over 6 through 12 months	12,271	5.10%
Over 12 months	13,001	5.13%

Total	$44,591

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2006			2005			2004
		Percent			Percent			Percent
		of Total	Average		of Total	Average		of Total	Average
	Average	Average	Rate	Average	Average	Rate	Average	Average	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)
Interest-bearing checking accounts	$9,522	6.37%	2.16%	$11,321	9.59%	1.26%	$11,602	13.82%	.58%
Money market accounts	31,754	21.25%	4.23%	23,202	19.65%	3.01%	10,688	12.73%	2.34%
Savings accounts	12,770	8.55%	.60%	16,121	13.65%	.61%	18,730	22.30%	.57%
Certificates of deposit	85,010	56.88%	4.30%	59,957	50.78%	3.14%	39,285	46.78%	2.57%
Noninterest-bearing deposits:
Demand deposits	10,386	6.95%	—	7,471	6.33%	—	3,674	4.37%	—

Total average deposits	$149,442	100.00%	3.80%	$118,072	100.00%	2.55%	$83,979	100.00%	1.79%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2006.

	Period to Maturity from December 31, 2006				At December 31,
	Less than	One to Two	Two to Three	Over Three
	One Year	Years	Years	Years	2006	2005	2004
	(Dollars in thousands)
Certificate accounts:
0 to 1.99%	$10	$—	$—	$—	$10	$4,273	$11,847
2.00 to 2.99%	4,614	82	—	—	4,696	7,850	17,555
3.00 to 3.99%	7,996	2,806	988	165	11,955	21,376	9,984
4.00 to 4.99%	15,870	671	2,186	523	19,250	34,676	6,273
5.00 to 5.99%	48,832	3,241	1,071	8,393	61,537	442	655
6.00% and above	10	—	—	—	10	10	10

Total certificate accounts	$77,332	$6,800	$4,245	$9,081	$97,458	$68,627	$46,324

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
The Company obtained a $5.0 million line of credit with a commercial bank in 2006. Interest on the line is at the fed funds rate plus .63%. There was no outstanding balance at year-end 2006.
A revolving line of credit with an unaffiliated bank acquired in the Reserve acquisition in 2004 provided financing primarily for single-family mortgage loan originations and was collateralized by loans held for sale. This line of credit was repaid and closed in 2005.
In 2003, we formed the Trust, which issued $5.0 million of 3-month London Interbank Offered Rate (LIBOR) plus 2.85% floating rate trust preferred securities as part of a pooled private offering of such securities. We issued $5.2 million of subordinated debentures to the Trust in exchange for ownership of all of the common stock of the Trust and the proceeds of the preferred securities sold by the Trust. The subordinated debentures mature on December 30, 2033 and we may redeem the subordinated debentures, in whole or in part, at par plus accrued and unpaid interest, any time after December 30, 2008. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. There are no required payments on the subordinated debentures over the next 5 years. Under FASB Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, we do not report the securities issued by the Trust as liabilities, and instead report the subordinated debentures issued by the Company and held by the Trust as liabilities.
The following table sets forth certain information regarding borrowed funds at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$33,201	$24,860	$31,265
Maximum amount outstanding at any month-end during the period	41,604	47,062	48,574
Balance outstanding at end of period	37,675	28,150	48,574
Weighted average interest rate during the period	4.85%	3.62%	2.28%
Weighted average interest rate at end of period	5.28%	4.25%	2.76%
Subsidiary Activities
As of December 31, 2006, we maintained CFBank, Ghent Road, Inc. and the Trust as wholly owned subsidiaries.
Personnel
As of December 31, 2006, we had 57 full-time and five part-time employees.

Regulation and Supervision
General. CFBank is a federally-chartered savings association. It is subject to regulation, examination and supervision by the OTS and the Federal Deposit Insurance Corporation (FDIC) as its deposit insurer. CFBank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. CFBank also is a member of the FHLB of Cincinnati, which is one of the 12 regional FHLBs. CFBank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess CFBank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Securities and Exchange Commission (the Commission) under the federal securities laws.
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
QTL Test. The HOLA requires that CFBank, as a savings association, comply with the qualified thrift lender (QTL) test. Under the QTL test, CFBank is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, CFBank’s total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets and (iii) the value of property used to conduct

CFBank’s business. CFBank may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the Code). CFBank met the QTL test at December 31, 2006 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If CFBank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a national bank charter.
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
Tangible capital is defined, generally, as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings, minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights), and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At December 31, 2006, CFBank met each of its capital requirements, in each case on a fully phased-in basis.

			Excess	Capital
	Actual	Required	(Deficiency)	Actual	Required
	Capital	Capital	Amount	Percent	Percent
	(Dollars in thousands)
Tangible	$22,863	$3,503	$19,360	9.8%	1.5%

Core (Leverage)	22,863	9,342	13,521	9.8%	4.0%

Risk-based	24,972	15,915	9,057	12.6%	8.0%

Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire the savings institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event CFBank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, CFBank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2006, CFBank was classified as a Tier 1 Bank.
Under OTS capital distribution regulations, an application to and the prior approval of the OTS is required before an institution makes a capital distribution if (i) the institution does not meet certain criteria for “expedited treatment” for applications under the regulations, (ii) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (iii) the institution would be undercapitalized following the distribution or (iv) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution. The Company’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from CFBank.
Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.
Community Reinvestment. Under the Community Reinvestment Act (the CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the association. The CRA also requires each institution to publicly disclose its CRA rating. CFBank’s CRA rating based on the latest assessment by the OTS was “satisfactory”.
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

Transactions with Related Parties. CFBank’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (FRA). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).
Section 22(h) of the FRA restricts a savings association with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association’s total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits any loan above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus. Furthermore, any loan, when aggregated with all other extensions of credit to that person, which exceeds $500,000, must receive prior approval by the board. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution’s employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Section 402 of the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley Act) prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as CFBank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.
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
At December 31, 2006, CFBank met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.
Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for DIF member institutions currently range from 0 basis points to 27 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of CFBank and the Company.
In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the SAIF (now a predecessor to the DIF).
A significant increase in DIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of CFBank. Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.
Federal Home Loan Bank System. CFBank is a member of the FHLB of Cincinnati, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions: (i) the greater of $1,000 or 0.20% of the member’s mortgage-related assets; and (ii) 4.50% of the dollar amount of any outstanding advances under such member’s advances, collateral pledge and security agreement with the FHLB. CFBank, as a member of the FHLB of Cincinnati is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount at least equal to 0.12% of the total assets of CFBank. CFBank is also required to own activity based stock, which is based on 4.45% of CFBank’s outstanding advances. These percentages are subject to change by the FHLB. CFBank was in compliance with this requirement with an investment in FHLB of Cincinnati stock at December 31, 2006 of $2.8 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.
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
Federal Reserve System. CFBank is subject to provisions of the FRA and the FRBs regulations pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts (primarily NOW and regular checking accounts). The FRB regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $45.8 million. The amount of aggregate transaction accounts in excess of $45.8 million are currently subject to a reserve ratio of $1.119 million plus 10.0%. The FRB regulations currently exempt $8.5 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FRB at the end of each year. CFBank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a non interest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FRB, the effect of this reserve requirement is to reduce CFBank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FRB may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FRB regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.
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
The USA PATRIOT Act. The USA Patriot Act of 2001 was enacted on October 26, 2001 and was renewed in substantially the same form on March 9, 2006. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the IMLAFA). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations.
Holding Company Regulation
The Company is a savings and loan holding company regulated by the OTS and, as such, is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the holding company and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.
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
Prohibitions Against Tying Arrangements. Federal savings banks are subject to the prohibitions of 12 U.S.C. §1972 on certain tying arrangements. A depository institution is prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.
Federal Securities Laws. Our common stock is registered with the SEC under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, we are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.
Sarbanes-Oxley Act. As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the SEC includes: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the principal executive officer and principal financial officer certify financial statements; (iv) a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to its independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting; (v) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the company’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement; (vi) an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with independent auditors; (vii) the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer; (viii) the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not; (ix) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (x) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions; (xi) disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code; (xii) mandatory disclosure by analysts of potential conflicts of interest; and (xiii) a range of enhanced penalties for fraud and other violations.
Compliance with the Sarbanes-Oxley Act and the regulations promulgated thereunder may have a material impact on our results of operations and financial condition, as the internal control rules become applicable to the Company as a “non-accelerated filer” for the year ending December 31, 2007. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. To date, the SEC has implemented some of the provisions of the Sarbanes-Oxley Act. However, the SEC continues to issue final rules, reports, and press releases. As the SEC provides new requirements, we will continue to review those rules and comply as required.
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
Federal and State Taxation
Federal Taxation
General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and CFBank. We are subject to a maximum federal income tax rate of 34% for 2006. The Company currently has net operating losses totaling $2.2 million, $2.7 million and $431,000 that expire in 2023, 2024 and 2025, respectively, and originated in tax years 2003, 2004 and 2005.
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
Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. Only 90% of AMTI can be offset by AMT net operating loss carryovers The company currently has AMT net operating losses totaling $2.1 million,

$2.6 million and $324,000 that originated in tax years 2003, 2004 and 2005, respectively. AMTI is increased by an amount equal to 75% of the amount by which the Company’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).
Ohio Taxation
We are subject to the Ohio corporate franchise tax, which, as applied to the holding company and Ghent Road, Inc., is a tax measured by both net earnings and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or 0.4% times taxable net worth. Under these alternative measures of computing tax liability, complex formulas determine the jurisdictions to which total net income and total net worth are apportioned or allocated. The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and maximum tax liability as measured by net worth is limited to $150,000 per year.
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
CFBank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of CFBank’s apportioned book net worth, determined in accordance with generally accepted accounting principles, less any statutory deductions. As a “financial institution,” CFBank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.
As a result of recent legislation, the franchise tax for corporations other than financial institutions and their related affiliates will be phased out 20% per year over five years beginning with tax due for calendar 2006. The franchise tax for financial institutions and their related affiliates remains unchanged by the recent legislation. Neither the Company nor any of its affiliated companies currently is subject to the Ohio Commercial Activity Tax.
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

Item 2 Description of Property
We conduct our business through five offices located in Summit, Columbiana, and Franklin Counties, Ohio. The net book value of the Company’s properties and leasehold improvements totaled $2.9 million at December 31, 2006 and included $1.3 million in land acquisition and construction costs of a new CFBank office in Worthington, Ohio (also located in Franklin County) which will replace CFBank’s current office in Columbus, Ohio. The new high traffic, high visibility location will provide us with access to a market which has approximately $1 billion in retail deposits and a larger group of commercial and retail customers. Relocation is expected to occur in the second quarter of 2007. Additionally, Ghent Road, Inc. owns land located adjacent to the Fairlawn office held for future development that totaled $170,000 at year-end 2006.

		Original
	Leased or	Year Leased	Date of Lease
Location	Owned	or Acquired	Expiration
Administrative/Home Office:
2923 Smith Rd	Leased	2004	2014
Fairlawn, Ohio 44333

Retail Offices:
601 Main Street	Owned	1989	—
Wellsville, Ohio 43968

49028 Foulks Drive	Owned	1979	—
East Liverpool, Ohio 43920

4249 Easton Way, Suite 125	Leased	2003	2007
Columbus, Ohio 43219

Residential Mortgage Origination Office:
1730 Akron-Peninsula Rd	Leased	2004	2009
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
In December 2005, CFBank terminated the employment of Richard J. O’Donnell, then serving as President of Reserve. The former President filed a request for arbitration against CFBank, contending that CFBank owes him $600,000 for breaching an employment agreement between him and CFBank by discharging him without just cause. CFBank responded by denying that it breached the employment agreement, in that CFBank had just cause to discharge him for flagrant misconduct and malfeasance, alleging causes of action for breach of contract, breach of fiduciary duty, and breach of duty of loyalty. The arbitration is in the discovery stage and the outcome cannot be determined at this time. An arbitration hearing is scheduled for March 2007. Mr. O’Donnell owned 5.5% of the Company’s outstanding shares at the time the dispute arose. In January 2006, the Company issued 2.3 million shares of its common stock in a public stock offering and, as a result of the increase in the number of outstanding shares, Mr. O’Donnell’s ownership was reduced to 2.7%.
In June 2005, CFBank executed an agreement with Kaleidico LLC for creation of a residential mortgage lead generation interface system. CFBank maintains that it owns the intellectual property developed under the contract. CFBank, further maintaining that the system developed under the contract by Kaleidico is functionally inadequate, seeks the return of the intellectual property. Kaleidico resists CFBank’s ownership claim. The contract between CFBank and Kaleidico calls for dispute resolution through arbitration, although CFBank is first attempting to schedule informal resolution through meetings with Kaleidico. An outcome cannot be determined at this time.
We are not a party to any other pending legal proceeding that management believes would have a material adverse effect on our financial condition or operations, if decided adversely to us.
No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service (IRS) in calendar year 2006 or at any other time, in connection with any transaction deemed by the IRS to be abusive or to have a significant tax avoidance purpose.
Item 4 Submission of Matters to a Vote of Security Holders
None
PART II

Item 5	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
During the period covered by this report, the Company did not sell any securities that were not registered under the Securities Act, and, during the fiscal quarter ended December 31, 2006, the Company did not repurchase any of its securities.
The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-B is incorporated by reference to our 2006 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared” on page 17 and in “Note 16 — Capital Requirements and Restrictions on Retained Earnings” at page 43 therein, respectively.
The equity compensation plan information required by Item 201(d) of Regulation S-B is set forth herein under Part III, Item 11, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Item 6 Management’s Discussion and Analysis or Plan of Operation
Information required by Item 303 of Regulation S-B is incorporated by reference to our 2006 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.
Item 7 Financial Statements
The consolidated financial statements required by Item 310(a) of Regulation S-B are incorporated by reference to our 2006 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 18 therein and include the following:
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
None
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
Item 8B Other Information
None

PART III

Item 9	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Directors. Information required by Item 401 of Regulation S-B with respect to our directors and committees of the Board of Directors is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”
Executive Officers of the Registrant

	Age at
	December 31,
Name	2006	Position held with the Company and/or Subsidiaries
Mark S. Allio	52	Chairman, President and Chief Executive Officer, Company; Chairman and Chief Executive Officer, CFBank

Raymond E. Heh	64	President and Chief Operating Officer, CFBank

R. Parker MacDonell	52	Regional President — Columbus, CFBank

Eloise L. Mackus	56	Senior Vice President, General Counsel and Secretary, Company and CFBank

Timothy M. O’Brien	41	Senior Vice President — Mortgage Operations, CFBank

Therese Ann Liutkus	47	Treasurer and Chief Financial Officer, Company and CFBank
Mark S. Allio, Chairman, President and Chief Executive Officer of Central Federal and Chairman and Chief Executive Officer of CFBank, joined us in February 2005 and has more than 30 years of banking and banking-related experience, including service as President and Chief Executive Officer of Rock Bank in Livonia, Michigan, an affiliate of Quicken Loans, Inc. from April 2003 to December 2004. He was previously President of Third Federal Savings, MHC in Cleveland, Ohio, a multi-billion dollar thrift holding company from January 2000 to December 2002 and Chief Financial Officer of Third Federal from 1988 through 1999.
Raymond E. Heh, President and Chief Operating Officer, joined CFBank in June 2003. Formerly, Mr. Heh held numerous positions at Bank One Akron NA including Chairman, President and CEO. He was with Bank One Akron NA for 18 years and has over 40 years of experience in the commercial banking industry. Mr. Heh is a graduate of The Pennsylvania State University.
R. Parker MacDonell, Regional President — Columbus, joined CFBank in May 2003. Mr. MacDonell is a third generation Ohio banker with 19 years of commercial banking experience. He is a former Senior Vice President of Bank One Columbus NA, a position he held for three years during his 15 year tenure with Bank One. He is a graduate of Dartmouth College and received his master’s degree from Yale

University.
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
Timothy M. O’Brien was Senior Vice President — Mortgage Operations of CF Bank at year-end 2006 and left CFBank to pursue other interests in February 2007. Prior to joining us in August 2005, Mr. O’Brien was Director of Asset & Risk Management at DeepGreen Financial and Senior Vice President at Greystone Funding Corporation. Mr. O’Brien has 13 years of banking experience concentrating in commercial, residential and consumer product lines. He received a bachelor’s degree in Business Administration from the University of Toledo in 1988.
Therese Ann Liutkus joined the Company and CFBank as Chief Financial Officer in November 2003. Prior to that time, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for six years and she has more than 20 years of banking experience. Ms. Liutkus is a certified public accountant and has a bachelor’s degree in accounting from Cleveland State University.
Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS -Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Section 16 Filings.”
Code of Ethics. We have adopted a code of ethics, our Code of Ethics and Business Conduct, which meets the requirements of Item 406 of Regulation S-B and applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. Since our inception in 1998, we have had a code of ethics. We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Corporate Governance.”
Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”
Item 10 Executive Compensation
Information required by Item 402 of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “EXECUTIVE COMPENSATION.”

Item 11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “STOCK OWNERSHIP.”
Related Stockholder Matters — Equity Compensation Plan Information. Information required by Item 201(d) of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “PROPOSAL 2: THIRD AMENDED AND RESTATED CENTRAL FEDERAL CORPORATION 2003 EQUITY COMPENSATION PLAN - EQUITY COMPENSATION PLAN INFORMATION.”
See Part II, Item 7, Financial Statements, Notes 1 and 15, for a description of the principal provisions of our equity compensation plans. The information required by Item 7 is incorporated by reference to our 2006 Annual Report to shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 18 therein.
Item 12 Certain Relationships and Related Transactions, and Director Independence
Information required by Items 404 and 407(a) of Regulation S-B is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
Item 13 Exhibits
See Exhibit Index at page 37 of this report on Form 10-KSB.
Item 14 Principal Accountant Fees and Services
Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to our definitive Proxy Statement for our 2007 Annual Meeting of Stockholders filed with the Commission on March 29, 2007, under the caption “PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.”

SIGNATURES
In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

/s/ Mark S. Allio Mark S. Allio
Chairman, President and Chief Executive Officer

Date: March 29, 2007
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark S. Allio Mark S. Allio	Chairman of the Board, President and Chief Executive Officer	March 29, 2007
(principal executive officer)

/s/ Therese Ann Liutkus Therese Ann Liutkus, CPA	Treasurer and Chief Financial Officer	March 29, 2007
(principal accounting
and financial officer)

/s/ David C. Vernon David C. Vernon	Vice-Chairman of the Board	March 29, 2007

/s/ Jeffrey W. Aldrich Jeffrey W. Aldrich	Director	March 29, 2007

/s/ Thomas P. Ash Thomas P. Ash	Director	March 29, 2007

/s/ William R. Downing William R. Downing	Director	March 29, 2007

/s/ Gerry W. Grace Gerry W. Grace	Director	March 29, 2007

/s/ Jerry F. Whitmer Jerry F. Whitmer	Director	March 29, 2007

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089 filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005)

3.3	Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005)

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089 filed with the Commission on September 23, 1998)

10.1*	Salary Continuation Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.2*	Employment Agreement between CFBank and Richard J. O’Donnell (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.3*	Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.4*	Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.5*	Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.6*	Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.7*	Second Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.8*	Second Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-KSB for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.9*	Third Amendment to Employment Agreement between Central Federal Corporation and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 8, 2007)

10.10*	Third Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on January 8, 2007)

11.1	Statement Re: Computation of Per Share Earnings

13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2006

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Management contract or compensation plan or arrangement identified pursuant to Item 13 of Form 10-KSB