Form 10QSB
period 2007-03-31
CENTRAL FEDERAL CORP
filed 2007-05-14
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________
Commission File Number 0-25045
CENTRAL FEDERAL CORPORATION
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	34-1877137 (IRS Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐     No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class:	Outstanding at April 30, 2007
Common stock, $0.01 par value	4,559,787 shares
Transitional Small Business Disclosure Format (check one) Yes ☐       No ☑

CENTRAL FEDERAL CORPORATION
FORM 10-QSB
QUARTER ENDED MARCH 31, 2007
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$4,278	$5,403
Securities available for sale	30,519	29,326
Loans held for sale	1,029	2,000
Loans, net of allowance of $2,150 and $2,109	190,455	184,695
Federal Home Loan Bank stock	1,963	2,813
Loan servicing rights	197	201
Premises and equipment, net	4,535	4,105
Bank owned life insurance	3,678	3,646
Deferred tax asset	1,958	2,044
Accrued interest receivable and other assets	2,120	1,795

	$240,732	236,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$9,872	$11,114
Interest bearing	155,647	156,477

Total deposits	165,519	167,591
Federal Home Loan Bank advances	38,170	32,520
Advances by borrowers for taxes and insurance	79	137
Accrued interest payable and other liabilities	2,946	1,540
Subordinated debentures	5,155	5,155

Total liabilities	211,869	206,943

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2007 - 4,628,320 shares issued, 2006 - 4,612,195 shares issued	46	46
Additional paid-in capital	27,249	27,204
Retained earnings	2,317	2,643
Accumulated other comprehensive income (loss)	34	(25)
Treasury stock, at cost (2007 - 68,533 shares, 2006 - 68,533 shares)	(783)	(783)

Total shareholders’ equity	28,863	29,085

	$240,732	$236,028

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Interest and dividend income
Loans, including fees	$3,538	$2,301
Securities	376	407
Federal Home Loan Bank stock dividends	40	38
Federal funds sold and other	4	23

	3,958	2,769

Interest expense
Deposits	1,669	1,008
Federal Home Loan Bank advances and other debt	381	137
Subordinated debentures	106	95

	2,156	1,240

Net interest income	1,802	1,529

Provision for loan losses	35	290

Net interest income after provision for loan losses	1,767	1,239

Noninterest income
Service charges on deposit accounts	57	51
Net gains on sales of loans	75	32
Loan servicing fees, net	21	14
Earnings on bank owned life insurance	32	32
Other	15	51

	200	180

Noninterest expense
Salaries and employee benefits	1,063	929
Occupancy and equipment	119	114
Data processing	134	118
Franchise taxes	69	47
Professional fees	88	166
Director fees	37	42
Postage, printing and supplies	51	50
Advertising and promotion	24	20
Telephone	29	26
Loan expenses	5	45
Foreclosed assets, net	6	10
Depreciation	143	105
Other	84	97

	1,852	1,769

Income (loss) before income taxes	115	(350)

Income tax expense (benefit)	30	(126)

Net income (loss)	$85	$(224)

Earnings (loss) per share:
Basic	$0.02	$(0.05)
Diluted	$0.02	$(0.05)
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders'
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2007	$46	$27,204	$2,643	$(25)	$(783)	$29,085

Comprehensive income:
Net income			85			85
Other comprehensive income				59		59

Total comprehensive income						144

Release of 4,517 stock based incentive plan shares		43				43
Stock option expense		2				2
Cash dividends declared ($.09 per share)			(411)			(411)

Balance at March 31, 2007	$46	$27,249	$2,317	$34	$(783)	$28,863

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006
Net income (loss)	$85	$(224)

Change in net unrealized gain (loss) on securities available for sale	89	(204)

Tax effect	(30)	69

Other comprehensive income (loss)	59	(135)

Comprehensive income (loss)	$144	$(359)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2007	2006

Cash flows from operating activities	$1,091	$(656)

Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	934	1,874
Purchases	(749)	(6,379)
Loan originations and payments, net	(3,675)	(15,884)
Loans purchased	(2,104)	(3,708)
Proceeds from redemption of FHLB stock	850	—
Additions to premises and equipment	(573)	(156)
Proceeds from the sale of premises and equipment	—	43

Net cash from investing activities	(5,317)	(24,210)

Cash flows from financing activities
Net change in deposits	(2,082)	8,831
Net change in short-term borrowings from the Federal Home Loan Bank and other debt	3,450	1,800
Proceeds from Federal Home Loan Bank advances and other debt	3,200	—
Repayments on Federal Home Loan Bank advances and other debt	(1,000)	(1,000)
Net change in advances by borrowers for taxes and insurance	(58)	(50)
Cash dividends paid	(409)	(202)
Proceeds from issuance of common stock in public offering	—	14,558

Net cash from financing activities	3,101	23,937

Net change in cash and cash equivalents	(1,125)	(929)

Beginning cash and cash equivalents	5,403	2,972

Ending cash and cash equivalents	$4,278	$2,043

Supplemental cash flow information:
Interest paid	$2,091	$1,196
Income taxes paid	10	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$—	$60
See accompanying notes to consolidated financial statements.

7.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The accompanying consolidated financial statements have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accounting principles have been condensed or omitted.
In the opinion of the management of Central Federal Corporation (the Company), the accompanying consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2006. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.
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

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The factors used in the earnings (loss) per share computation follow.

	Three months ended March 31,
	2007	2006

Basic
Net income (loss)	$85	$(224)

Weighted average common shares outstanding	4,532,596	4,223,273

Basic earnings (loss) per common share	$0.02	$(0.05)

Diluted
Net income (loss)	$85	$(224)

Weighted average common shares outstanding for basic earnings (loss) per share	4,532,596	4,223,273

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	42	—

Average shares and dilutive potential common shares	4,532,638	4,223,273

Diluted earnings (loss) per common share	$0.02	$(0.05)

The following potential average common shares were anti-dilutive and not considered in computing diluted loss per share because the Company had a loss from continuing operations, the exercise price of the options was greater than the average stock price for the periods, or the fair value of the stock based incentive plan shares at the date of grant was greater than the average stock price for the periods.

	Three months ended March 31,
	2007	2006

Stock options	280,389	282,472
Stock based incentive plan shares	19,664	20,829
Reclassifications:
Some items in the prior year period financial statements were reclassified to conform to the current presentation.

9.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS
Loans were as follows:

	March 31,	December 31,
	2007	2006

Commercial	$29,803	$31,913
Real estate:
Single-family residential	29,587	30,209
Multi-family residential	37,923	47,247
Commercial	65,082	47,474
Consumer	30,487	30,246

Subtotal	192,882	187,089
Less: Net deferred loan fees	(277)	(285)
Allowance for loan losses	(2,150)	(2,109)

Loans, net	$190,455	$184,695

Real estate loans include $5,177 and $4,454 in construction loans at March 31, 2007 and December 31, 2006.
Activity in the allowance for loan losses was as follows.

	Three months ended
	March 31,
	2007	2006

Beginning balance	$2,109	$1,495
Provision for loan losses	35	290
Loans charged-off	(8)	(70)
Recoveries	14	15

Ending balance	$2,150	$1,730

Nonperforming loans were as follows:

	March 31,	December 31,
	2007	2006

Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	296	297
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. Impaired loans were not material for any period presented.

10.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — STOCK COMPENSATION PLANS
The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $45 and $ 67 for the three months ended March 31, 2007 and 2006. The total income tax benefit was $15 and $23.
Stock-based incentive plans provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-based Incentive Plan was approved by shareholders on July 13, 1999. The plan provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan was ratified by shareholders on April 23, 2003 and provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. An amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on April 20, 2004 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. A second amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on May 20, 2005 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards.
Stock Options
The Plans permit the grant of share options to directors, officers and employees for up to 493,887 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of options granted was determined using the following weighted-average assumptions as of grant date for options granted during the three months ended March 31, 2007. There were no options granted during the three months ended March 31, 2006.

Three months ended
March 31, 2007

Risk-free interest rate	4.68%
Expected option life (years)	6
Expected stock price volatility	23%
Dividend yield	4.90%
Weighted average fair value of options granted during the period	$1.19

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — STOCK COMPENSATION PLANS (continued)
A summary of stock option activity in the plan for the three months ended March 31, 2007 follows:

		Three months ended March 31, 2007
			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Shares	Exercise Price	(Years)	Intrinsic Value

Options outstanding, beginning of period	273,272	$11.23	6.7
Granted	21,350	7.35	9.9
Exercised	—	—	—
Forfeited or expired	—	—	—

Options outstanding, end of period	294,622	$10.95	6.7	$—

Options exercisable, end of period	273,272	$11.23	6.4	$—

Information related to the stock option plan during each period follows:

	Three months ended March 31,
	2007	2006

Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Related tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	$1.19	—
As of March 31, 2007, there was $23 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 2.8 years.

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — STOCK COMPENSATION PLANS (continued)
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date. Shares issuable under the plans totaled 125 at March 31, 2007, and 18,250 shares were issued during the three months ended March 31, 2007. No shares were issued during the three months ended March 31, 2006.
A summary of changes in the Company’s nonvested shares for the period follows:

	Three months ended March 31, 2007
		Weighted Average
		Grant-Date Fair
	Shares	Value

Nonvested shares outstanding at beginning of period	29,552	$11.36
Granted	18,250	7.35
Vested	(7,777)	12.64
Forfeited	—	—

Nonvested shares outstanding at end of period	40,025	$9.29

As of March 31, 2007, there was $201 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $98 and $104.

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES
Advances from the Federal Home Loan Bank were as follows.

	March 31, 2007	December 31, 2006

Maturity April 2007 at 5.35% floating rate	$24,700	$—
Maturity January 2007 at 5.18% floating rate	—	21,250

Maturities July 2007 thru March 2010, fixed at rates from 2.69% to 5.60%, averaging 4.51% at March 31, 2007, and maturities March 2007 thru June 2009, fixed at rates from 2.44% to 5.60%, averaging 4.16% at December 31, 2006	13,470	11,270

Total	$38,170	$32,520

The fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty.
The advances were collateralized as follows.

	March 31, 2007	December 31, 2006

First mortgage loans under a blanket lien arrangement	$26,636	$30,422
Second mortgage loans	673	679
Multi-family mortgage loans	13,342	12,580
Home equity lines of credit	10,052	10,495
Commercial real estate loans	44.092	35,028
Securities	10,658	10,748

Total	$105,453	$99,952

Based on this collateral and the Company’s holdings of FHLB stock, the Company is eligible to borrow up to $53,993 at March 31, 2007.
Payment information

Required payments over the next five years are:
March 31, 2008	$28,970
March 31, 2009	3,200
March 31, 2010	6,000

Total	$38,170

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

		Mortgage	Parent	Consolidated
	Banking	Banking	and Other	Total

For the three months ended March 31, 2007:
Net interest income (expense)	$1,885	$23	$(106)	$1,802
Provision for loan losses	(35)	—	—	(35)
Net gain (loss) on sales of loans	(30)	105	—	75
Other revenue	117	—	8	125
Depreciation and amortization	(136)	(7)	—	(143)
Other expense	(1,486)	(129)	(94)	(1,709)

Income (loss) before income tax	315	(8)	(192)	115
Income tax expense (benefit)	98	(3)	(65)	30

Net income (loss)	$217	$(5)	$(127)	$85

March 31, 2007
Segment assets	$237,981	$1,178	$1,573	$240,732

		Mortgage	Parent	Consolidated
	Banking	Banking	and Other	Total

For the three months ended March 31, 2006:
Net interest income (expense)	$1,605	$19	$(95)	$1,529
Provision for loan losses	(290)	—	—	(290)
Net gain (loss) on sales of loans	(1)	33	—	32
Other revenue	143	(3)	8	148
Depreciation and amortization	(98)	(7)	—	(105)
Other expense	(1,413)	(157)	(94)	(1,664)

Loss before income tax	(54)	(115)	(181)	(350)
Income tax benefit	(25)	(39)	(62)	(126)

Net loss	$(29)	$(76)	$(119)	$(224)

March 31, 2006
Segment assets	$192,362	$3,206	$1,094	$196,662

15.

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
Business Overview
Central Federal Corporation is a unitary savings and loan holding company incorporated in Delaware in 1998. Our primary business is the operation of our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.
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
Management Strategy
We continued to successfully execute our plan for growth and generated net income of $85 for the quarter ended March 31, 2007, our 4th consecutive profitable quarter. Total assets increased $4.7 million or 8% on an annualized basis during the 1st quarter of 2007 and included an increase of $6.2 million, or a 19.6% annualized growth rate for commercial, commercial real estate and multi-family loans, which are the focus of our growth plan.

16.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
As a result of $44.1 million growth in assets since March 31, 2006, particularly commercial, commercial real estate and multi-family loans, gross interest income increased 43% from $2.8 million in the 1st quarter of 2006 to $4.0 million in the 1st quarter of 2007. The current market interest rate environment continued to negatively affect funding costs, and interest expense increased 74% from $1.2 million in the 1st quarter of 2006 to $2.2 million in the 1st quarter of 2007. Net interest income increased 18% from $1.5 million in the 1st quarter of 2006 to $1.8 million in the 1st quarter of 2007. Continued downward pressure on margins is expected with the current flat/inverted yield curve and as a result, management of the net interest margin will continue to be a challenge.
Other than described above, we are not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by regulators which would have a material effect if implemented.
Financial Condition
General. Assets totaled $240.7 million at March 31, 2007 and increased $4.7 million or 2.0% from $236.0 million at December 31, 2006 due to growth in the loan portfolio, which was funded with Federal Home Loan Bank (FHLB) advances.
Securities. Securities available for sale totaled $30.5 million at March 31, 2007, an increase of $1.2 million or 4.1% compared to $29.3 million at December 31, 2006 due to current period purchases offset by repayments on mortgage-backed securities.
Loans. Net loans totaled $190.5 million at March 31, 2007 and increased $5.8 million from $184.7 million at December 31, 2006. Commercial, commercial real estate and multi-family loans totaled $132.8 million at March 31, 2007 and increased $6.2 million from $126.6 million at December 31, 2006. Mortgage loans totaled $29.6 million at March 31, 2007 and decreased $622,000 from $30.2 million at December 31, 2006 as most of our mortgage loan production was originated for sale. Consumer loans totaled $30.5 million at March 31, 2007 compared to $30.2 million at December 31, 2006. The Company purchased auto loans totaling $2.1 million during the quarter.
Deposits. Deposits totaled $165.5 million at March 31, 2007 and declined $2.1 million, or 1.2% from $167.6 million at December 31, 2006. The decline in deposits was due to a decrease of $1.5 million in certificate of deposit accounts, $1.2 million in noninterest bearing deposits, $497,000 in money market accounts and $300,000 in traditional savings account balances offset by an increase of $1.5 million in interest bearing checking accounts. The decrease in certificate of deposit accounts included $1.2 million in brokered deposits which matured during the quarter ended March 31, 2007 and were not replaced.
FHLB advances. FHLB advances totaled $38.2 million at March 31, 2007 and increased $5.7 million or 17.4% compared to $32.5 million at December 31, 2006. A $2.2 million economic development advance was drawn during the March 2007 quarter to fund construction of our new Columbus regional office in Worthington. Relocation of the existing Columbus office is expected to occur in the 2nd quarter of 2007. The remaining increase in FHLB advances was used to fund loan growth.
Shareholders’ equity. Shareholders’ equity totaled $28.9 million at March 31, 2007 and decreased $222,000 or .8% compared to $29.1 million at December 31, 2006 as a result of dividend payments offset by net income in the first quarter of 2007.
Comparison of the Results of Operations for the Three Months Ended March 31, 2007 and 2006
General. Net income improved $309,000 in the first quarter of 2007 and totaled $85,000 or $.02 per diluted share compared to a net loss of ($224,000) or ($.05) per diluted share in the first quarter of 2006. Sustained customer and asset growth resulting in improved profitability continues to be our focus.

17.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income. Net interest income totaled $1.8 million for the quarter ended March 31, 2007, an increase of $273,000 or 17.9% compared to $1.5 million for the quarter ended March 31, 2006. Both the volume and yield on interest-earning assets increased in the first quarter of 2007 compared to the prior year quarter. The resultant growth in interest income was partially offset by increased interest expense due to an increase in volume and cost of interest-bearing liabilities in the current year quarter.
Average interest earning assets increased $50.0 million or 29.1% to $222.0 million in the first quarter of 2007 from $172.0 million in the first quarter of 2006 due to loan growth offset by a decline in the average balance of securities, FHLB stock and other interest earning assets. The yield on interest earning assets increased 69 basis points (bp) to 7.13% in the first quarter of 2007 from 6.44% in the prior year quarter reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates in the current year quarter. Interest income increased $1.2 million or 42.9% to $4.0 million in the first quarter of 2007 from $2.8 million in the prior year quarter due to growth in interest income on loans offset by a decline in income on securities and other interest earning assets. Interest income on loans increased $1.2 million or 53.8% to $3.5 million for the quarter ended March 31, 2007 from $2.3 million in the prior year quarter due to an increase in both volume and yield on loans. Average loan balances increased $54.4 million, or 40.3% to $189.4 million in the first quarter of 2007 from $135.0 million in the prior year quarter. The average yield on loans increased 65 bp to 7.47% in the first quarter of 2007 from 6.82% in the prior year quarter due to commercial, commercial real estate and multi-family mortgage loan growth and an increase in yields on home equity lines of credit due to a higher prime interest rate in the current year quarter. Interest income on securities decreased $31,000 or 7.6% to $376,000 in the first quarter of 2007 from $407,000 in the prior year quarter due to a decline in the average securities balance. Average securities balances decreased $2.4 million or 7.6% and totaled $29.9 million in the first quarter of 2007 compared to $32.3 million in the prior year quarter due principal repayments on mortgage-backed securities. The average yield on securities was unchanged at 5.03%. The average balance of FHLB stock declined $126,000 as a result of a redemption of $850,000 offset by stock dividends. Interest income on other earning assets declined $19,000 and totaled $4,000 in the first quarter of 2007 compared to $23,000 in the prior year quarter due to a decline in the average balance of other earning assets offset by an increase in the yield on these assets. The average balance of other earning assets declined $1.7 million to $320,000 for the first quarter of 2007 compared to $2.0 million for the first quarter of 2006 representing lower levels of overnight funds available for loan funding in the current year period. The yield on other earning assets increased 39 bp to 5.00% from 4.61% in the first quarter of 2006 due to higher market interest rates in the current year quarter.
Average interest-bearing liabilities increased $51.8 million or 35.7% to $197.2 million in the first quarter of 2007 from $145.4 million in the first quarter of 2006 due to an increase in the average balance of deposits and borrowings. The average cost of interest-bearing liabilities increased 96 bp or 28.2% to 4.37% in the first quarter of 2007 from 3.41% in the first quarter of 2006 primarily due to higher short-term interest rates in the current year quarter which increased both deposit and borrowing costs. Interest expense on deposits increased $661,000 or 65.6% to $1.7 million for the quarter ended March 31, 2007 from $1.0 million in the prior year quarter. Average deposit balances increased $31.9 million or 25.8% to $155.5 million in the first quarter of 2007 from $123.6 million in the prior year quarter due to an increase in certificate of deposit and money market accounts. The average cost of deposits increased 103 bp to 4.29% in the first quarter of 2007 from 3.26% in the prior year quarter in response to higher market interest rates during the current year quarter. Interest expense on FHLB advances and other debt, including subordinated debentures increased $255,000 to $487,000 in the first quarter of 2007 from $232,000 in the prior year quarter due to a $19.8 million increase in average borrowing balances in the first quarter of 2007 to $41.6 million compared to $21.8 million in the prior year quarter as FHLB advances were used to fund loan growth and construction costs of the Worthington office. The average cost of borrowings increased 42 bp to 4.68% in the first quarter of 2007 from 4.26% in the prior year quarter due to higher short-term interest rates in the current year quarter.
Net interest margin decreased 32 bp to 3.24% for the quarter ended March 31, 2007 compared to 3.56% in the prior year quarter. Use of proceeds from the stock offering to fund growth in the prior year quarter positively impacted

18.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
the net interest margin in the quarter ended March 31, 2006. The flat/inverted yield curve environment that existed in the first quarter of 2007 negatively impacted the margin for the quarter ended March 31, 2007.
Provision for loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio giving consideration to economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the composition of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in the loan portfolio. The evaluation includes a review of all loans for which full collectibility may not be reasonably assured and considers, among other factors, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and additional factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors.
Based on management’s review, the provision for loan losses totaled $35,000 in the first quarter of 2006, a decrease of $255,000 from $290,000 in the prior year quarter, reflecting lower commercial, commercial real estate and multi-family loan growth in the quarter ended March 31, 2007. Growth in these loan types totaled $6.2 million in the first quarter of 2007 compared to $17.8 million in the first quarter of 2006. At March 31, 2007, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $2.0 million, an increase of $53,000 or 2.7% from $1.9 at December 31, 2006 as these loan types increased from 67.7% of the loan portfolio at year-end 2006 to 68.9% at March 31, 2006. The allowance for loan losses represented 1.12% of total loans at March 31, 2007 compared to 1.13% at December 31, 2006. Nonperforming loans (all of which are nonaccrual loans) totaled $296,000 or 0.15% of total loans at March 31, 2007, and $297,000 or 0.16% of total loans at December 31, 2006. Single-family homes in our primary market area secured over 97% of the nonperforming loan balances. Management believes the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at March 31, 2007; however, future additions to the allowance may be necessary based on changes in economic conditions and the factors discussed in the previous paragraph.
Noninterest income. Noninterest income totaled $200,000 during the quarter ended March 31, 2007 and was $20,000 or 11.1% higher than during the quarter ended March 31, 2006 due to an increase in gains on loan sales offset by a decline in other noninterest income. Net gain on sales of loans increased 134.4% from the prior year quarter and totaled $75,000 during the quarter ended March 31, 2007 compared to $32,000 during the quarter ended March 31, 2006 due to increased mortgage loan originations during the current year period. Other noninterest income decreased $29,000 and totaled $68,000 for the quarter ended March 31, 2007 compared to $97,000 in the prior year quarter due to a $43,000 gain on the sale of a parcel of land at CFBank’s Calcutta, Ohio office to the State of Ohio through eminent domain in the quarter ended March 31, 2006.
Noninterest expense. Noninterest expense increased $83,000 and totaled $1.9 million in the quarter ended March 31, 2007, compared to $1.8 million in the quarter ended March 31, 2006 due to increased salaries and employee benefits offset by a decline in professional fees. Noninterest expense to average assets improved to 3.11% in the quarter ended March 31, 2007 from 3.80% in the quarter ended March 31, 2006 and the efficiency ratio improved to 92.51% from 103.51% in the same periods. The positive movement in these ratios resulted from control of noninterest expense, growth in the balance sheet and increased net interest income and noninterest income.
Income taxes. Income taxes totaled $30,000 for the quarter ended March 31, 2007 compared to an income tax benefit of $126,000 in the prior year quarter due a loss in the prior period.
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2006 Annual Report to Shareholders incorporated by reference into our 2006 Annual Report on Form 10-KSB. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require management’s most difficult, subjective or

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.
We have identified accounting polices that are critical accounting policies, and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the previous section captioned “Provision for Loan Losses” and in the notes to the consolidated financial statements in our 2006 Annual Report to Shareholders incorporated by reference into our 2006 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 3 (Loans).
Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.2 million, $2.7 million and $431,000 expire in 2023, 2024 and 2025, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As we continue our strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additional information is included in Notes 1 and 13 to our audited consolidated financial statements in our 2006 Annual Report to Shareholders incorporated by reference into our 2006 Annual Report on Form 10-KSB.
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

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
At March 31, 2007, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $22.9 million, or 9.6% of adjusted total assets, which exceeds the required level of $11.9 million, or 5.0%; Tier 1 risk-based capital level of $22.9 million, or 11.0% of risk-weighted assets, which exceeds the required level of $12.5 million, or 6.0%; and risk-based capital of $25,0 million, or 12.0% of risk-weighted assets, which exceeds the required level of $20.9 million, or 10.0%.

21.

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

22.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 1. Legal Proceedings
Information required by Item 103 of Regulation S-B is incorporated by reference to our 2006 Annual Report on Form 10-KSB filed with the SEC on March 29, 2007 under the caption “Item 3. Legal Proceedings”.
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

23.

CENTRAL FEDERAL CORPORATION
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: May 14, 2007	By:	/s/ Mark S. Allio

Mark S. Allio Chairman of the Board, President and Chief Executive Officer

Dated: May 14, 2007	By:	/s/ Therese Ann Liutkus

Therese Ann Liutkus, CPA Treasurer and Chief Financial Officer

24.