Form 10QSB
period 2007-06-30
CENTRAL FEDERAL CORP
filed 2007-08-13
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
(Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class:	Outstanding at July 31, 2007
Common stock, $0.01 par value	4,434,787 shares
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

CENTRAL FEDERAL CORPORATION
FORM 10-QSB
QUARTER ENDED JUNE 30, 2007
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$3,370	$5,403
Securities available for sale	30,770	29,326
Loans held for sale	795	2,000
Loans, net of allowance of $2,272 and $2,109	208,834	184,695
Federal Home Loan Bank stock	1,963	2,813
Loan servicing rights	183	201
Foreclosed assets, net	262	—
Premises and equipment, net	5,835	4,105
Bank owned life insurance	3,710	3,646
Deferred tax asset	2,036	2,044
Accrued interest receivable and other assets	2,162	1,795

	$259,920	$236,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$11,505	$11,114
Interest bearing	165,612	156,477

Total deposits	177,117	167,591
Federal Home Loan Bank advances	48,045	32,520
Advances by borrowers for taxes and insurance	100	137
Accrued interest payable and other liabilities	2,007	1,540
Subordinated debentures	5,155	5,155

Total liabilities	232,424	206,943

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2007 - 4,628,320 shares issued, 2006 - 4,612,195 shares issued	46	46
Additional paid-in capital	27,272	27,204
Retained earnings	2,002	2,643
Accumulated other comprehensive loss	(211)	(25)
Treasury stock, at cost (2007 - 193,533 shares, 2006 - 68,533 shares)	(1,613)	(783)

Total shareholders’ equity	27,496	29,085

	$259,920	$236,028

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$3,776	$2,867	$7,314	$5,168
Securities	400	438	776	845
Federal Home Loan Bank stock dividends	32	38	72	76
Federal funds sold and other	2	2	6	25

	4,210	3,345	8,168	6,114

Interest expense
Deposits	1,718	1,176	3,387	2,184
Federal Home Loan Bank advances and other debt	541	348	922	485
Subordinated debentures	106	104	212	199

	2,365	1,628	4,521	2,868

Net interest income	1,845	1,717	3,647	3,246

Provision for loan losses	107	292	142	582

Net interest income after provision for loan losses	1,738	1,425	3,505	2,664

Noninterest income
Service charges on deposit accounts	68	54	125	105
Net gains on sales of loans	97	95	172	127
Loan servicing fees, net	9	31	30	45
Net gains (losses) on sales of securities	—	(5)	—	(5)
Earnings on bank owned life insurance	32	31	64	63
Other	4	11	19	62

	210	217	410	397

Noninterest expense
Salaries and employee benefits	951	906	2,014	1,835
Occupancy and equipment	123	115	242	229
Data processing	149	116	283	234
Franchise taxes	69	45	138	92
Professional fees	105	75	193	241
Director fees	38	39	75	81
Postage, printing and supplies	42	45	93	95
Advertising and promotion	72	29	96	49
Telephone	24	27	53	53
Loan expenses	2	16	7	61
Foreclosed assets, net	4	(7)	10	3
Depreciation	154	119	297	224
Other	98	95	182	192

	1,831	1,620	3,683	3,389

Income (loss) before income taxes	117	22	232	(328)

Income tax expense (benefit)	33	16	63	(110)

Net income (loss)	$84	$6	$169	$(218)

Earnings (loss) per share:
Basic	$0.02	$0.00	$0.04	$(0.05)
Diluted	$0.02	$0.00	$0.04	$(0.05)
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Loss	Stock	Equity
Balance at January 1, 2007	$46	$27,204	$2,643	$(25)	$(783)	$29,085

Comprehensive loss:
Net income			169			169
Other comprehensive loss				(186)		(186)

Total comprehensive loss						(17)

Release of 9,234 stock based incentive plan shares		83				83
Tax benefits from dividends on unvested stock based incentive plan shares		3				3
Tax effect from vesting of stock based incentive plan shares		(24)				(24)
Stock option expense		6				6
Purchase of 125,000 treasury shares					(830)	(830)
Cash dividends declared ($.18 per share)			(810)			(810)

Balance at June 30, 2007	$46	$27,272	$2,002	$(211)	$(1,613)	$27,496

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income (loss)	$84	$6	$169	$(218)

Change in net unrealized gain (loss) on securities available for sale	(371)	(346)	(282)	(550)

Less: Reclassification adjustment for gains and (losses) later recognized in net income	—	(5)	—	(5)

Net unrealized loss	(371)	(341)	(282)	(545)

Tax effect	126	116	96	185

Other comprehensive loss	(245)	(225)	(186)	(360)

Comprehensive loss	$(161)	$(219)	$(17)	$(578)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2007	2006
Cash flows from operating activities	$1,984	$(470)

Cash flows from investing activities
Available-for-sale securities:
Sales	—	4,395
Maturities, prepayments and calls	3,209	3,257
Purchases	(4,873)	(7,383)
Loan originations and payments, net	(19,370)	(32,929)
Loans purchased	(5,145)	(11,616)
Proceeds from redemption of FHLB stock	850	—
Additions to premises and equipment	(2,042)	(165)
Proceeds from the sale of premises and equipment	9	43
Proceeds from the sale of foreclosed assets	—	158

Net cash from investing activities	(27,362)	(44,240)

Cash flows from financing activities
Net change in deposits	9,506	19,072
Net change in short-term borrowings from the Federal Home Loan Bank and other debt	13,325	11,454
Proceeds from Federal Home Loan Bank advances and other debt	3,200	5,000
Repayments on Federal Home Loan Bank advances and other debt	(1,000)	(3,000)
Net change in advances by borrowers for taxes and insurance	(37)	(1)
Cash dividends paid	(819)	(611)
Proceeds from issuance of common stock in public offering	—	14,558
Repurchase of common stock	(830)	—

Net cash from financing activities	23,345	46,472

Net change in cash and cash equivalents	(2,033)	1,762

Beginning cash and cash equivalents	5,403	2,972

Ending cash and cash equivalents	$3,370	$4,734

Supplemental cash flow information:
Interest paid	$4,352	$2,863
Income taxes paid	15	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$262	$218
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
In the opinion of the management of Central Federal Corporation (the Company), the accompanying consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2006. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.
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

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The factors used in the earnings (loss) per share computation follow.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic
Net income (loss)	$84	$6	$169	$(218)

Weighted average common shares outstanding	4,501,889	4,524,051	4,517,158	4,374,493

Basic earnings (loss) per common share	$0.02	$0.00	$0.04	$(0.05)

Diluted
Net income (loss)	$84	$6	$169	$(218)

Weighted average common shares outstanding for basic earnings (loss) per share	4,501,889	4,524,051	4,517,158	4,374,493

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	—	—	21	—

Average shares and dilutive potential common shares	4,501,889	4,524,051	4,517,179	4,374,493

Diluted earnings (loss) per common share	$0.02	$0.00	$0.04	$(0.05)

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

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Stock options	294,622	278,272	287,505	280,372
Stock based incentive plan shares	20,663	16,304	20,163	18,566
Reclassifications:
Some items in the prior year period financial statements were reclassified to conform to the current presentation.

9.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Adoption of New Accounting Standards:
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement clarified the treatment of derivatives that are freestanding or embedded as part of a beneficial interest in a securitized financial asset. This statement was effective on January 1, 2007 and adoption did not have a material impact on the Company’s consolidated financial position or results of operations.
In March 2006, the FASB issued Statement No. 156, Accounting for Servicing of Financial Assets. This statement allows an entity to choose the amortization method or fair value method to account for each separately recognized servicing asset or liability. This statement was effective on January 1, 2007. The Company elected to account for all servicing assets and liabilities according to the amortization method, which did not change the prior treatment of accounting for servicing rights and therefore had no impact on the Company’s consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective January 1, 2007. Details related to the adoption of FIN 48 and the impact on the Company’s consolidated financial position and results of operations are more fully discussed in the Note 5 – Income Taxes.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue was effective on January 1, 2007 and adoption had no impact on the Company’s consolidated financial position or results of operations.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. It is effective for fiscal years beginning after November 15, 2007 and will apply to the Company effective January 1, 2008. The Company did not elect early adoption as of January 1, 2007. Management does not expect the adoption of this statement will have a material impact on its consolidated financial position or results of operations.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilites, including an amendment of FASB Statement No. 115 (SFAS 159). This statement allows entities the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities. Subsequent changes in fair value of the financial assets and liabilities would be recognized in earnings when they occur. This pronouncement also establishes certain additional disclosure requirements. It is effective at the beginning of the first fiscal year beginning after November 15, 2007 and will apply to the Company effective January 1, 2008. The Company did not elect early adoption as of January 1, 2007. At the present time, management does not expect the adoption of this statement will have a material impact on the Company’s consolidated financial position or results of operations.

10.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – LOANS
Loans were as follows:

	June 30,	December 31,
	2007	2006
Commercial	$28,489	$31,913
Real estate:
Single-family residential	29,652	30,209
Multi-family residential	41,330	47,247
Commercial	81,159	47,474
Consumer	30,827	30,246

Subtotal	211,457	187,089
Less: Net deferred loan fees	(351)	(285)
Allowance for loan losses	(2,272)	(2,109)

Loans, net	$208,834	$184,695

Real estate loans include $4,510 and $4,454 in construction loans at June 30, 2007 and December 31, 2006.
Activity in the allowance for loan losses was as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Beginning balance	$2,150	$1,730	$2,109	$1,495
Provision for loan losses	107	292	142	582
Loans charged-off	(1)	(80)	(9)	(150)
Recoveries	16	46	30	61

Ending balance	$2,272	$1,988	$2,272	$1,988

Nonperforming loans were as follows:

	June 30,	December 31,
	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	168	297
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. Impaired loans were not material for any period presented.

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – STOCK COMPENSATION PLANS
The Company has two share-based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $44 and $89 for the three and six months ended June 30, 2007 and $42 and $108 for the three and six months ended June 30, 2006. The total income tax benefit was $15 and $30 for the three and six months ended June 30, 2007 and $14 and $37 for the three and six months ended June 30, 2006.
Stock-based incentive plans provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-based Incentive Plan was approved by shareholders on July 13, 1999. The plan provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan was ratified by shareholders on April 23, 2003 and provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. An amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on April 20, 2004 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. A second amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on May 20, 2005 to provide an additional 100,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 30,000 shares for restricted stock awards. A third amendment and restatement of the 2003 Equity Compensation Plan was approved by stockholders on May 17, 2007 to provide an additional 200,000 shares of Company stock for stock option grants and restricted stock awards, including up to a maximum of 60,000 shares for restricted stock awards.
Stock Options
The Plans permit the grant of share options to directors, officers and employees for up to 693,887 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards generally have vesting periods ranging from 3 to 5 years and have 10-year contractual terms.
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
The fair value of options granted was determined using the following weighted-average assumptions as of grant date for options granted during the six months ended June 30, 2007. There were no options granted during the three months ended June 30, 2007 or the six months ended June 30, 2006.

Six months ended
June 30, 2007
Risk-free interest rate	4.68%
Expected option life (years)	6
Expected stock price volatility	23%
Dividend yield	4.90%

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – STOCK COMPENSATION PLANS (continued)
A summary of stock option activity in the plan for the six months ended June 30, 2007 follows:

	Six months ended June 30, 2007
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding, beginning of period	273,272	$11.23	6.7
Granted	21,350	7.35	9.6
Exercised	—	—	—
Forfeited or expired	—	—	—

Options outstanding, end of period	294,622	$10.95	6.4	$—

Options exercisable, end of period	273,272	$11.23	6.2	$—

Information related to the stock option plan during each period follows:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Intrinsic value of options exercised	$—	$—	$—	$—
Cash received from option exercises	—	—	—	—
Related tax benefit realized from option exercises	—	—	—	—
Weighted average fair value of options granted	—	—	1.19	—
As of June 30, 2007, there was $19 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.7 years.

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – STOCK COMPENSATION PLANS (continued)
Restricted Stock Awards
The plans permit the grant of restricted stock awards to directors, officers and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date. Shares issuable under the plans totaled 60,125 at June 30, 2007, and 18,250 shares were issued during the six months ended June 30, 2007. No shares were issued during the six months ended June 30, 2006.
A summary of changes in the Company’s nonvested shares for the period follows:

	Six months ended June 30, 2007
		Weighted
		Average Grant-
	Shares	Date Fair Value
Nonvested shares outstanding at beginning of period	29,552	$11.36
Granted	18,250	7.35
Vested	(15,277)	12.05
Forfeited	—	—

Nonvested shares outstanding at end of period	32,525	$8.79

     As of June 30, 2007, there was $161 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the three and six months ended June 30, 2007 was $86 and $184. The total fair value of shares vested during the three and six months ended June 30, 2006 was $67 and $171.

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES
Advances from the Federal Home Loan Bank were as follows.

	June 30, 2007	December 31, 2006
Maturity July 2007 at 5.31% floating rate	$34,575	$—
Maturity January 2007 at 5.18% floating rate	—	21,250

Maturities July 2007 thru March 2010, fixed at rates from 2.69% to 5.60%, averaging 4.51% at June 30, 2007, and maturities March 2007 thru June 2009, fixed at rates from 2.44% to 5.60%, averaging 4.16% at December 31, 2006	13,470	11,270

Total	$48,045	$32,520

The fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty.
The advances were collateralized as follows.

	June 30, 2007	December 31, 2006
First mortgage loans under a blanket lien arrangement	$26,282	$30,422
Second mortgage loans	586	679
Multi-family mortgage loans	16,663	12,580
Home equity lines of credit	9,429	10,495
Commercial real estate loans	52,294	35,028
Securities	20,655	10,748

Total	$125,909	$99,952

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible to borrow up to $64,344 at June 30, 2007.
Payment information

Required payments over the next five years are:
June 30, 2008	$38,845
June 30, 2009	8,200
June 30, 2010	1,000

Total	$48,045

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 – INCOME TAXES
The Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Adoption did not result in the recognition of a liability for unrecognized tax benefits. The Company and its subsidiaries file consolidated income tax returns in the U.S. federal jurisdiction and separate income tax returns in various state and local jurisdictions. The Company is no longer subject to U.S. federal or state tax examinations by tax authorities for years before 2003. Interest accrued related to unrecognized tax benefits will be recognized in interest expense and penalties in operating expenses.
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

		Mortgage		Consolidated
	Banking	Banking	Parent and Other	Total
For the three months ended June 30, 2007:
Net interest income (expense)	$1,933	$18	$(106)	$1,845
Provision for loan losses	(107)	—	—	(107)
Net gain (loss) on sales of loans	(18)	115	—	97
Other revenue	113	(7)	7	113
Depreciation and amortization	(153)	(1)	—	(154)
Other expense	(1,510)	(78)	(89)	(1,677)

Income (loss) before income tax	258	47	(188)	117
Income tax expense (benefit)	80	17	(64)	33

Net income (loss)	$178	$30	$(124)	$84

For the three months ended June 30, 2006:
Net interest income (expense)	$1,792	$29	$(104)	$1,717
Provision for loan losses	(292)	—	—	(292)
Net gain (loss) on sales of loans	(53)	148	—	95
Other revenue	116	—	6	122
Depreciation and amortization	(100)	(19)	—	(119)
Other expense	(1,279)	(138)	(84)	(1,501)

Income (loss) before income tax	184	20	(182)	22
Income tax expense (benefit)	70	7	(61)	16

Net income (loss)	$114	$13	$(121)	$6

16.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – SEGMENT INFORMATION (continued)

	Banking	Mortgage Banking	Parent and Other	Consolidated Total
For the six months ended June 30, 2007:
Net interest income (expense)	$3,818	$41	$(212)	$3,647
Provision for loan losses	(142)	—	—	(142)
Net gain (loss) on sales of loans	(48)	220	—	172
Other revenue	230	(7)	15	238
Depreciation and amortization	(289)	(8)	—	(297)
Other expense	(2,996)	(207)	(183)	(3,386)

Income (loss) before income tax	573	39	(380)	232
Income tax expense (benefit)	178	14	(129)	63

Net income (loss)	$395	$25	$(251)	$169

June 30, 2007
Segment assets	$257,318	$857	$1,745	$259,920

For the six months ended June 30, 2006:
Net interest income (expense)	$3,397	$48	$(199)	$3,246
Provision for loan losses	(582)	—	—	(582)
Net gain (loss) on sales of loans	(54)	181	—	127
Other revenue	259	(3)	14	270
Depreciation and amortization	(198)	(26)	—	(224)
Other expense	(2,692)	(295)	(178)	(3,165)

Income (loss) before income tax	130	(95)	(363)	(328)
Income tax expense (benefit)	45	(32)	(123)	(110)

Net income (loss)	$85	$(63)	$(240)	$(218)

June 30, 2006
Segment assets	$214,909	$2,963	$1,148	$219,020

NOTE 7 – ARBITRATION
In December 2005, CFBank terminated the President of Reserve Mortgage Services, Inc. (Reserve), which had been acquired by the Company in October 2004, and later merged into, CFBank. The former President filed a request for arbitration against CFBank and contends that CFBank owes him $600 for breaching an employment agreement between him and CFBank by discharging him without just cause. CFBank responded by denying that it breached the employment agreement in that CFBank had just cause to discharge him, alleging causes of action for breach of contract, breach of fiduciary duty, and breach of duty of loyalty. The arbitration hearing occurred from March through May of 2007 and the parties are currently waiting for the arbitration panel’s decision. An outcome cannot be determined at this time.

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
Any or all of our forward-looking statements in this Form 10-QSB and in any other public statements may turn out to be wrong. They can be affected by inaccurate assumptions or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed and we caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements.
Business Overview
Central Federal Corporation is a unitary savings and loan holding company incorporated in Delaware in 1998. Our primary business is the operation of our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. CFBank’s client-centric method of operation emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, corporate cash management and online internet banking. CFBank attracts deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit.
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
Management Strategy
We continued to successfully execute our plan for growth and generated net income of $84 for the quarter ended June 30, 2007, our 5th consecutive profitable quarter. Net income totaled $169 for the six months ended June 30, 2007. Total assets increased $23.9 million or 20.2% on an annualized basis during the 1st six months of 2007 and included an increase of $24.3 million, or a 38.4% annualized growth rate for commercial, commercial real estate and multi-family loans.

18.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
During the twelve months ended June 30, 2007, total assets increased $40.9 million or 18.7% and included $43.2 million or a 40.1% increase in commercial, commercial real estate and multi-family loans. Commercial, commercial real estate and multi-family loans are the focus of our growth plan.
The flat/inverted yield curve continued to negatively affect funding costs and challenge the net interest margin. Although loan growth positively affected gross interest income, which increased 25.9% in the 2nd quarter of 2007 compared to the prior year quarter, interest expense increased 45.3% during the same time frame resulting in a 7.5% increase in net interest income for the 2nd quarter of 2007 compared to the prior year quarter. On a year-to-date basis, gross interest income increased 33.6% during the six months ended June 30, 2007 compared to the prior year period and interest expense increased 57.6% in the same time frame, resulting in a 12.4% increase in net interest income for the six months ended June 30, 2007 compared to the prior year period.
The level of short-term market interest rates, a flat to inverted yield curve and increased local competition for both loans and deposits continued to impact yields on assets and the cost of funding. As a result, net interest margin declined from 3.50% the 2nd quarter of 2006 to 3.12% in the 2nd quarter of 2007. On a year-to-date basis, net interest margin declined from 3.53% for the six months ended June 30, 2006 to 3.18% for the current year period. Management of the net interest margin in the current interest rate and competitive environment will continue to be a challenge and continued downward pressure on margins is expected. CFBank continues to manage the net interest margin through matching its asset and liability pricing closely to its business model.
Other than described above, we are not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by regulators which would have a material effect if implemented.
Financial Condition
General. Assets totaled $259.9 million at June 30, 2007 and increased $23.9 million or 10.1% from $236.0 million at December 31, 2006 due to growth in the loan portfolio, which was funded with deposits and FHLB advances.
Securities. Securities available for sale totaled $30.8 million at June 30, 2007, an increase of $1.4 million or 4.9% compared to $29.3 million at December 31, 2006 due to current period purchases offset by repayments on mortgage-backed securities.
Loans. Net loans totaled $208.8 million at June 30, 2007 and increased $24.1 million from $184.7 million at December 31, 2006. Commercial, commercial real estate and multi-family loans totaled $151.0 million at June 30, 2007 and increased $24.4 million from $126.6 million at December 31, 2006. Mortgage loans totaled $29.7 million at June 30, 2007 and decreased $557,000 from $30.2 million at December 31, 2006 as most of our mortgage loan production was originated for sale. Consumer loans increased $581,000 and totaled $30.8 million at June 30, 2007 compared to $30.2 million at December 31, 2006. CFBank purchased auto loans totaling $5.1 million during the six months ended June 30, 2007.
Deposits. Deposits totaled $177.1 million at June 30, 2007 and increased $9.5 million, or 5.7% from $167.6 million at December 31, 2006. The increase in deposits was due to an increase of $8.9 million in certificate of deposit accounts, $1.5 million in interest bearing checking accounts and $391,000 in noninterest bearing deposits offset by a decline of $440,000 in money market accounts and $860,000 in traditional savings account balances. The increase in certificate of deposit accounts included $8.6 million in brokered deposits.
FHLB advances. FHLB advances totaled $48.0 million at June 30, 2007 and increased $15.5 million or 47.7% compared to $32.5 million at December 31, 2006. A $2.2 million economic development advance from the FHLB was drawn during the March 2007 quarter to fund construction of CFBank’s new Columbus regional office in Worthington, which opened in June 2007. The remaining increase in FHLB advances was used to fund loan growth.

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Shareholders’ equity. Shareholders’ equity totaled $27.5 million at June 30, 2007 and decreased $1.6 million or 5.5% compared to $29.1 million at December 31, 2006 as a result of an $830,000 treasury stock repurchase and $810,000 in dividends to shareholders offset by net income in the first half of 2007.
In the second quarter of 2007, we announced a stock repurchase program to buy back up to 400,000 shares of the Company’s common stock. We believe that the repurchase of our shares represents an attractive investment opportunity that will benefit both the Company and its stockholders. The Board of Directors approved this repurchase program based on market and economic factors, alternate investment strategies and the strong capital position of the Company and its subsidiary, CFBank. The repurchased shares will become treasury shares available for general corporate purposes.
Comparison of the Results of Operations for the Three Months Ended June 30, 2007 and 2006
General. Net income for the three months ended June 30, 2007 totaled $84,000, or $.02 per diluted share and improved $78,000 compared to net income of $6,000, or $0.00 per diluted share in the prior year quarter. Sustained customer and asset growth resulting in improved profitability continues to be our focus.
Net interest income. Net interest income totaled $1.8 million for the quarter ended June 30, 2007, an increase of $128,000 or 7.5% compared to $1.7 million for the quarter ended June 30, 2006. Both the volume and yield on interest-earning assets increased in the second quarter of 2007 compared to the prior year quarter. The resultant growth in interest income was partially offset by increased interest expense due to an increase in volume and cost of interest-bearing liabilities in the current year quarter.
Average interest earning assets increased $40.8 million or 20.8% to $236.6 million in the second quarter of 2007 from $195.8 million in the second quarter of 2006 due to loan growth offset by a decline in the average balance of securities and FHLB stock. The yield on interest earning assets increased 29 basis points (bp) to 7.11% in the second quarter of 2007 from 6.82% in the prior year quarter reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates in the current year quarter. Interest income increased $865,000 or 25.9% to $4.2 million in the second quarter of 2007 from $3.3 million in the prior year quarter due to growth in interest income on loans offset by a decline in income on securities and FHLB stock. Interest income on loans increased $909,000 or 31.7% to $3.8 million for the quarter ended June 30, 2007 from $2.9 million in the prior year quarter due to an increase in both volume and yield on loans. Average loan balances increased $42.2 million, or 26.2% to $203.0 million in the second quarter of 2007 from $160.8 million in the prior year quarter. The average yield on loans increased 31 bp to 7.44% in the second quarter of 2007 from 7.13% in the prior year quarter due to commercial, commercial real estate and multi-family mortgage loan growth and an increase in yields on home equity lines of credit due to a higher prime interest rate in the current year quarter. Interest income on securities decreased $38,000 or 8.7% to $400,000 in the second quarter of 2007 from $438,000 in the prior year quarter due to a decline in the average securities balance and yield on securities. Average securities balances decreased $789,000 or 2.4% and totaled $31.5 million in the second quarter of 2007 compared to $32.3 million in the prior year quarter due principal repayments on mortgage-backed securities. The average yield on securities declined 31 bp to 5.06% during the second quarter of 2007 from 5.37% in the prior year quarter. The average balance of FHLB stock totaled $2.0 million during the second quarter of 2007, a decrease of $743,000 from $2.7 million in the prior year quarter due to a redemption of $850,000 offset by stock dividends.
Average interest-bearing liabilities increased $38.8 million or 22.5% to $211.2 million in the second quarter of 2007 from $172.4 million in the second quarter of 2006 due to an increase in the average balance of deposits and borrowings. The average cost of interest-bearing liabilities increased 70 bp, or 18.5% to 4.48% in the second quarter of 2007, from 3.78% in the second quarter of 2006 primarily due to higher market interest rates in the current year quarter which increased both deposit and borrowing costs. Interest expense on deposits increased $542,000 or 46.1% to $1.7 million for the quarter ended June 30, 2007 from $1.2 million in the prior year quarter. Average deposit balances increased $27.3 million or 20.6% to $159.5 million in the second quarter of 2007 from

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
$132.2 million in the prior year quarter due to an increase in certificate of deposit accounts. The average cost of deposits increased 75 bp to 4.31% in the second quarter of 2007 from 3.56% in the prior year quarter and reflected higher market interest rates during the current year quarter. Interest expense on FHLB advances and other debt, including subordinated debentures increased $195,000 to $647,000 in the second quarter of 2007 from $452,000 in the prior year quarter due to a $11.5 million increase in average borrowing balances in the second quarter of 2007 to $51.7 million compared to $40.2 million in the prior year quarter as FHLB advances were used to fund loan growth and construction costs of the Worthington office. The average cost of borrowings increased 50 bp to 5.00% in the second quarter of 2007 from 4.50% in the prior year quarter due to higher market interest rates in the current year quarter.
Net interest margin decreased 38 bp to 3.12% for the quarter ended June 30, 2007 compared to 3.50% in the prior year quarter. The level of short-term market interest rates, a flat to inverted yield curve and increased local competition for both loans and deposits continued to negatively affect net interest margin.
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
Based on management’s review, the provision for loan losses totaled $107,000 in the second quarter of 2007, a decrease of $185,000 from $292,000 in the prior year quarter. The provision in the current year quarter was lower than the prior year period due to a smaller percentage increase in commercial, commercial real estate and multi-family loan balances in the 2007 period, a decline in nonperforming loans and a decline in historical write-offs on single-family mortgage and consumer loans. Commercial, commercial real estate and multi-family loans increased 19.4% in the 2nd quarter of 2006 compared to 13.7% in the 2nd quarter of 2007. Although commercial, commercial real estate and multi-family loan growth remained strong, no significant credit problems have appeared as the portfolio has aged, which resulted in lower allocations to the allowance on loans with satisfactory risk ratings. CFBank continued to experience low levels of nonperforming loans and net loan charge-offs. Nonperforming loans totaled $168,000 or 0.08% of total loans at June 30, 2007 compared to $297,000 or 0.16% of total loans at year-end 2006. Single-family homes in our primary market area secured approximately 97% of the nonperforming balances at both June 30, 2007 and December 31, 2006. Net (recoveries) totaled ($15,000) or (.03%) on an annualized basis to average loans during the three months ended June 30, 2007 and net charge-offs totaled $34,000 or 0.08% on an annualized basis to average loans during the prior year period. The ratio of the allowance for loan losses to total loans was 1.08% at June 30, 2007 and 1.13% at December 31, 2006.
As we continue to execute our plan for growth and improved profitability, we will continue to prudently monitor credit quality in both the existing portfolio and potential loan opportunities. We believe the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at June 30, 2007; however, future additions to the allowance may be necessary based on changes in economic conditions and other factors discussed previously.
Noninterest income. Noninterest income totaled $210,000 for the quarter ended June 30, 2007 and was $7,000 or 3.2% lower than the quarter ended June 30, 2006 due to a decline in loan servicing fees offset by an increase in service charges on deposit accounts. Loan servicing fees decreased due to a lower outstanding principal balance of loans serviced, since mortgage loans have generally been sold on a servicing released basis since October 2004. Service charges on deposit accounts increased $14,000 due to an increase in NSF fee income.

21.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest expense. Noninterest expense increased $211,000 and totaled $1.8 million in the quarter ended June 30, 2007 compared to $1.6 million in the quarter ended June 30, 2006. The increase in noninterest expense in the current year period was due to costs associated with additional operational resources necessary to further our strategic growth plan. Specifically, during the quarter ended June 30, 2007 additional expense were incurred for the opening of CFBank’s office in Worthington, Ohio replacing the office in Easton, Ohio. Non-interest expenses in the second quarter of 2007 were also incurred for marketing, advertising and the hiring of necessary human resources to support growth.
Management leveraged growth during calendar year 2006 and was able to grow assets by 36.4% or $63.0 million with no increase in noninterest expense during that year. Noninterest expense to average assets improved to 2.89% in the quarter ended June 30, 2007 from 3.03% in the prior year quarter.
Income taxes. Income taxes totaled $33,000 for the quarter ended June 30, 2007 compared to $16,000 in the prior year quarter due to higher pretax income in the current year period.
Comparison of the Results of Operations for the Six Months Ended June 30, 2007 and 2006
General. Net income for the six months ended June 30, 2007 totaled $169,000, or $.04 per diluted share and improved $387,000 compared to a net loss of ($218,000), or ($.05) per diluted share for the prior year period.
Net interest income. Net interest income totaled $3.6 million for the six months ended June 30, 2007, an increase of $401,000 or 12.4% compared to $3.2 million for the six months ended June 30, 2006. Both the volume and yield on interest-earning assets increased in the first half of 2007 compared to the prior year period. The resultant growth in interest income was partially offset by increased interest expense due to an increase in both the volume and cost of interest-bearing liabilities in the current year period.
Average interest earning assets increased $45.4 million or 24.7% to $229.3 million in the first half of 2007 from $183.9 million in the first half of 2006 due to loan growth offset by a decline in the average balance of securities, FHLB stock and other interest earning assets. The yield on interest earning assets increased 48 bp to 7.12% in the first half of 2007 from 6.64% in the prior year period reflecting higher yields on home equity lines of credit, commercial, commercial real estate and multi-family loans due to higher market interest rates in the current year quarter. Interest income increased $2.1 million or 33.6% to $8.2 million in the first half of 2007 from $6.1 million in the prior year period due to growth in interest income on loans offset by a decline in income on securities, FHLB stock and other assets. Interest income on loans increased $2.1 million or 41.5% to $7.3 million for the six months ended June 30, 2007 from $5.2 million in the prior year period due to an increase in both volume and yield on loans. Average loan balances increased $48.3 million, or 32.6% to $196.2 million in the first half of 2007 from $147.9 million in the prior year period. The average yield on loans increased 47 bp to 7.46% in the first half of 2007 from 6.99% in the prior year period due to commercial, commercial real estate and multi-family mortgage loan growth and an increase in yields on home equity lines of credit due to a higher prime interest rate in the current year period. Interest income on securities decreased $69,000 or 8.2% to $776,000 in the first half of 2007 from $845,000 in the prior year period due to a decline in the average securities balance and yield on securities. Average securities balances decreased $1.6 million or 5.0% and totaled $30.7 million in the first half of 2007 compared to $32.3 million in the prior year period due principal repayments on mortgage-backed securities. The average yield on securities declined 16 bp to 5.04% during the first half of 2007 from 5.20% in the prior year period. The average balance of FHLB stock totaled $2.2 million during the first half of 2007, a decrease of $434,000 from $2.7 million in the prior year period due to a redemption of $850,000 offset by stock dividends. Income from other interest earning assets declined $19,000 and totaled $6,000 for the first half of 2007 compared to $25,000 in the prior year period due to a decline in the average balance of other interest earning assets offset by an increase in yield. The average balance of other interest earning assets decreased $766,000 and totaled $232,000 in the first half of 2007 compared to $998,000 in the prior year period due to a higher balance of overnight cash investments in the prior year period. The average yield on other interest earning assets increased 16 bp to 5.17% during the first half of 2007 from 5.01% in the prior year period due to higher short-term interest rates in the current year period.

22.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Average interest-bearing liabilities increased $45.3 million or 28.5% to $204.2 million in the first half of 2007 from $158.9 million in the first half of 2006 due to an increase in the average balance of deposits and borrowings. The average cost of interest-bearing liabilities increased 82 bp, or 22.7%, to 4.43% in the first half of 2007, from 3.61% in the first half of 2006 primarily due to higher market interest rates in the current year period which increased both deposit and borrowing costs. Interest expense on deposits increased $1.2 million or 55.1% to $3.4 million for the six months ended June 30, 2007 from $2.2 million in the prior year period. Average deposit balances increased $29.6 million or 23.1% to $157.5 million in the first half of 2007 from $127.9 million in the prior year period due to an increase in interest-bearing checking and certificate of deposit accounts. The average cost of deposits increased 89 bp to 4.30% in the first half of 2007 from 3.41% in the prior year period and reflected higher market interest rates during the current year period. Interest expense on FHLB advances and other debt, including subordinated debentures increased $450,000 to $1.1 million in the first half of 2007 from $684,000 in the prior year period due to a $15.7 million increase in average borrowing balances in the first half of 2007 to $46.7 million compared to $31.0 million in the prior year period as FHLB advances were used to fund loan growth and construction costs of the Worthington office. The average cost of borrowings increased 45 bp to 4.86% in the first half of 2007 from 4.41% in the prior year period due to higher market interest rates in the current year period.
Net interest margin decreased 35 bp to 3.18% for the six months ended June 30, 2007 compared to 3.53% in the prior year period. The level of short-term market interest rates, a flat to inverted yield curve and increased local competition for both loans and deposits continued to negatively affect net interest margin.
Provision for loan losses. The provision for loan losses totaled $142,000 in the first half of 2007, a decrease of $440,000 from $582,000 in the prior year period. The provision in the current year period was lower than the prior year period due to a smaller percentage increase in commercial, commercial real estate and multi-family loan balances in the 2007 period, a decline in nonperforming loans, discussed previously, and a decline in historical write-offs on single-family mortgage and consumer loans. For the six months ended June 30, 2006, commercial, commercial real estate and multi-family loans increased 48.7% compared to 19.2% during the current year period. Although commercial, commercial real estate and multi-family loan growth remained strong, no significant credit problems have appeared as the portfolio has aged, which resulted in lower allocations to the allowance on loans with satisfactory risk ratings. Net (recoveries) totaled ($21,000) or (.02%) on an annualized basis to average loans during the six months ended June 30, 2007 and net charge-offs totaled $89,000 or 0.12% on an annualized basis to average loans during the prior year period.
Noninterest income. Noninterest income totaled $410,000 for the six months ended June 30, 2007 and was $13,000 or 3.3% higher than the six months ended June 30, 2006 due to an increase in gains on sales of loans and service charges on deposit accounts offset by a decline in loan servicing fees and other income. Gains on loan sales increased $45,000 and totaled $172,000 for the six months ended June 30, 2007 compared to $127,000 for the six months ended June 30, 2006 due to higher volume of loans originated for sale in the current year period. Service charges on deposit accounts increased $20,000 due to an increase in nonsufficient funds (NSF) fee income. Loan servicing fees decreased due to a lower outstanding principal balance of loans serviced, since mortgage loans have generally been sold on a servicing released basis since October 2004. Other income included a $43,000 gain on the sale of a parcel of land at CFBank’s Calcutta, Ohio office to the State of Ohio through eminent domain in the 2006 period.
Noninterest expense. Noninterest expense increased $294,000 and totaled $3.7 million in the six months ended June 30, 2007 compared to $3.4 million in the six months ended June 30, 2006. The increase in noninterest expense in the current year period was due to costs associated with additional operational resources necessary to further our strategic growth plan. Additional expenses were incurred for the opening of CFBank’s office in Worthington, Ohio and also included marketing, advertising and the hiring of necessary human resources to support growth. Noninterest expense to average assets improved to 3.03% in the six months ended June 30, 2007 from 3.38% in the 2006 period.

23.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Income taxes. Income tax expense totaled $63,000 for the six months ended June 30, 2007 compared to a tax benefit of $110,000 for the six months ended June 30, 2006 due to pretax income in the current year period and a pretax loss in the prior year period.
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
We have identified accounting polices that are critical accounting policies, and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan and Lease Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the previous sections captioned “Provision for Loan Losses” and in the notes to the consolidated financial statements in our 2006 Annual Report to Shareholders incorporated by reference into our 2006 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 3 (Loans).
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

24.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management’s assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited, to access to advances from the FHLB, use of brokered deposits and the ability to obtain deposits by offering above-market interest rates.
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At June 30, 2007, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $23.1 million, or 9.0% of adjusted total assets, which exceeds the required level of $12.9 million, or 5.0%; Tier 1 risk-based capital level of $23.1 million, or 10.3% of risk-weighted assets, which exceeds the required level of $13.5 million, or 6.0%; and risk-based capital of $25.4 million, or 11.3% of risk-weighted assets, which exceeds the required level of $22.5 million, or 10.0%.

25.

CENTRAL FEDERAL CORPORATION
Item 3.
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our “disclosure controls and procedures” (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this report. Based on such evaluation, our principal executive and financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in internal control over financial reporting. We made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

26.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 1. Legal Proceedings
Information required by Item 103 of Regulation S-B is incorporated by reference to our 2006 Annual Report on Form 10-KSB filed with the SEC on March 29, 2007 under the caption “Item 3. Legal Proceedings”. Also see Note 7 – Arbitration contained in the Notes to Consolidated Financial Statements included in this Form 10-QSB.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Maximum Number
(or Approximate
				Total Number of	Dollar Value) of
				Shares (or Units)	Shares (or Units)
			Average	Purchased as Part	that May Yet Be
	Total Number of		Price Paid	of Publicly	Purchased Under
	Shares (or Units)		per Share	Announced Plans	the Plans or
Period	Purchased		(or Unit)	or Programs	Programs
April 1 - 30, 2007	—		—	—	—
May 1 - 31, 2007	—		—	—	—
June 1 - 30, 2007	125,000	(1)	$6.64	—	400,000	(2)

(1)	These shares were purchased in an open market transaction and were not part of the publicly announced program.

(2)	On June 22, 2007, the Company announced a 400,000 share repurchase program to begin on June 26, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting on May 17, 2007. The term of three of the Company’s seven directors expired at the meetings. Each director was re-elected by the stockholders for a three-year term expiring at the annual meeting in 2010. Results of the voting were as follows:
Election of Directors:

Nominee	For	Vote Withheld
Thomas P. Ash	3,913,226	112,543
David C. Vernon	3,783,459	242,310
Jerry F. Whitmer	3,901,595	124,174
     In addition to the foregoing, the following directors continued in office after the meeting, each until the annual meeting in the year indicated:

Continuing Director	Year
Jeffrey W. Aldrich	2009
Mark S. Allio	2009
William R. Downing	2008
Gerry W. Grace	2008

27.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 4. Submission of Matters to a Vote of Security Holders (continued)
Approval of the Third Amended and Restated 2003 Equity Compensation Plan:

For	Against	Abstain	Broker Non-Vote
1,834,971	804,431	25,390	1,308,577
Ratification of the appointment of Crowe Chizek and Company LLC as independent auditors of the Company for the year ending December 31, 2007:

For	3,988,290
Against	33,579
Abstain	3,900
There were no broker non-votes with respect to either of the foregoing matters, except as noted above.
Item 6. Exhibits

(a) Exhibit
Number	Exhibit

3.1*	Certificate of Incorporation

3.2*	Bylaws

4.0*	Form of Common Stock Certificate

10.1	Third Amended and Restated Central Federal Corporation 2003 Equity Compensation Plan

11.1	Statement Re: Computation of Per Share Earnings

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998

28.

CENTRAL FEDERAL CORPORATION
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: August 13, 2007	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: August 13, 2007	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

29.