Form 10QSB
period 2007-09-30
CENTRAL FEDERAL CORP
filed 2007-11-13
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB
     (Mark one)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐      No ☑
State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class: Common stock, $0.01 par value	Outstanding at October 31, 2007 4,434,787 shares
Transitional Small Business Disclosure Format (check one) Yes ☐      No ☑

CENTRAL FEDERAL CORPORATION
FORM 10-QSB
QUARTER ENDED SEPTEMBER 30, 2007
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
Cash and cash equivalents	$3,559	$5,403
Securities available for sale	28,927	29,326
Loans held for sale	721	2,000
Loans, net of allowance of $2,584 and $2,109	221,659	184,695
Federal Home Loan Bank stock	1,963	2,813
Loan servicing rights	172	201
Foreclosed assets, net	109	—
Premises and equipment, net	5,834	4,105
Bank owned life insurance	3,742	3,646
Deferred tax asset	2,181	2,044
Accrued interest receivable and other assets	2,391	1,795

	$271,258	236,028

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$12,040	$11,114
Interest bearing	174,450	156,477

Total deposits	186,490	167,591
Federal Home Loan Bank advances	50,175	32,520
Advances by borrowers for taxes and insurance	85	137
Accrued interest payable and other liabilities	2,274	1,540
Subordinated debentures	5,155	5,155

Total liabilities	244,179	206,943

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2007 - 4,628,320 shares issued, 2006 - 4,612,195 shares issued	46	46
Additional paid-in capital	27,311	27,204
Retained earnings	1,336	2,643
Accumulated other comprehensive income (loss)	(1)	(25)
Treasury stock, at cost (2007 - 193,533 shares, 2006 - 68,533 shares)	(1,613)	(783)

Total shareholders’ equity	27,079	29,085

	$271,258	$236,028

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest and dividend income
Loans, including fees	$4,221	$3,226	$11,535	$8,394
Securities	384	386	1,160	1,231
Federal Home Loan Bank stock dividends	32	40	104	116
Federal funds sold and other	8	7	14	32

	4,645	3,659	12,813	9,773

Interest expense
Deposits	1,923	1,425	5,310	3,609
Federal Home Loan Bank advances and other debt	633	365	1,555	850
Subordinated debentures	108	110	320	309

	2,664	1,900	7,185	4,768

Net interest income	1,981	1,759	5,628	5,005

Provision for loan losses	293	120	435	702

Net interest income after provision for loan losses	1,688	1,639	5,193	4,303

Noninterest income
Service charges on deposit accounts	78	59	203	164
Net gains on sales of loans	35	112	207	239
Loan servicing fees, net	11	—	41	45
Net gains (losses) on sales of securities	—	—	—	(5)
Earnings on bank owned life insurance	32	32	96	95
Other	8	11	32	73

	164	214	579	611

Noninterest expense
Salaries and employee benefits	1,617	967	3,631	2,802
Occupancy and equipment	200	123	442	352
Data processing	135	119	418	353
Franchise taxes	73	35	211	127
Professional fees	101	113	294	354
Director fees	37	34	112	115
Postage, printing and supplies	39	24	132	119
Advertising and promotion	80	18	176	67
Telephone	24	29	77	82
Loan expenses	3	16	10	77
Foreclosed assets, net	(48)	—	(38)	3
Depreciation	168	142	465	366
Other	159	105	346	297

	2,588	1,725	6,276	5,114

Income (loss) before income taxes	(736)	128	(504)	(200)

Income tax expense (benefit)	(253)	34	(190)	(76)

Net income (loss)	$(483)	$94	$(314)	$(124)

Earnings (loss) per share:
Basic	$(0.11)	$0.02	$(0.07)	$(0.03)
Diluted	$(0.11)	$0.02	$(0.07)	$(0.03)
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

		Additional		Accumulated Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2007	$46	$27,204	$2,643	$(25)	$(783)	$29,085

Comprehensive income:
Net income (loss)			(314)			(314)
Other comprehensive income				24		24

Total comprehensive income (loss)						(290)

Release of 13,433 stock based incentive plan shares		117				117
Tax benefits from dividends on unvested stock based incentive plan shares		3				3
Tax effect from vesting of stock based incentive plan shares		(24)				(24)
Stock option expense		11				11
Purchase 125,000 treasury shares @ $6.64 per share					(830)	(830)
Cash dividends declared ($.23 per share)			(993)			(993)

Balance at September 30, 2007	$46	$27,311	$1,336	$(1)	$(1,613)	$27,079

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$(483)	$94	$(314)	$(124)

Change in net unrealized gain (loss) on securities available for sale	319	380	37	(170)

Less: Reclassification adjustment for gains and (losses) later recognized in net income	—	—	—	(5)

Net unrealized gain (loss)	319	380	37	(165)

Tax effect	(109)	(129)	(13)	56

Other comprehensive income (loss)	210	251	24	(109)

Comprehensive income (loss)	$(273)	$345	$(290)	$(233)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2007	2006
Cash flows from operating activities	$1,962	$602

Cash flows from investing activities
Available-for-sale securities:
Sales	—	4,395
Maturities, prepayments and calls	5,404	4,140
Purchases	(4,873)	(7,383)
Loan originations and payments, net	(32,499)	(35,041)
Loans purchased	(5,145)	(11,616)
Proceeds from redemption of FHLB stock	850	—
Additions to premises and equipment	(2,241)	(1,239)
Proceeds from the sale of premises and equipment	9	39
Proceeds from the sale of foreclosed assets	231	158

Net cash from investing activities	(38,264)	(46,547)

Cash flows from financing activities
Net change in deposits	18,865	34,954
Net change in short-term borrowings from the Federal Home Loan Bank and other debt	18,725	2,275
Proceeds from Federal Home Loan Bank advances and other debt	3,200	5,000
Repayments on Federal Home Loan Bank advances and other debt	(4,270)	(4,000)
Net change in advances by borrowers for taxes and insurance	(52)	(19)
Cash dividends paid	(1,180)	(1,020)
Proceeds from issuance of common stock in public offering	—	14,558
Repurchase of common stock	(830)	—

Net cash from financing activities	34,458	51,748

Net change in cash and cash equivalents	(1,844)	5,803

Beginning cash and cash equivalents	5,403	2,972

Ending cash and cash equivalents	$3,559	$8,775

Supplemental cash flow information:
Interest paid	$6,951	$4,547
Income taxes paid	15	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$277	$218
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
In the opinion of the management of Central Federal Corporation (the Company), the accompanying consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-KSB for the period ended December 31, 2006. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2006 Annual Report that was filed as Exhibit 13 to the Form 10-KSB. The Company has consistently followed those policies in preparing this Form 10-QSB.
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

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic
Net income (loss)	$(483)	$94	$(314)	$(124)

Weighted average common shares outstanding	4,417,040	4,527,194	4,483,419	4,425,953

Basic earnings (loss) per common share	$(0.11)	$0.02	$(0.07)	$(0.03)

Diluted
Net income (loss)	$(483)	$94	$(314)	$(124)

Weighted average common shares outstanding for basic earnings (loss) per share	4,417,040	4,527,194	4,483,419	4,425,953

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	—	—	—	—

Average shares and dilutive potential common shares	4,417,040	4,527,194	4,483,419	4,425,953

Diluted earnings (loss) per common share	$(0.11)	$0.02	$(0.07)	$(0.03)

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Stock options	296,289	276,605	290,447	279,116
Stock based incentive plan shares	16,377	13,501	18,901	16,878
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

10.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – LOANS
Loans at period-end were as follows:

	September 30,	December 31,
	2007	2006
Commercial	$31,381	$31,913
Real estate:
Single-family residential	30,704	30,209
Multi-family residential	42,807	47,247
Commercial	90,860	47,474
Consumer	28,885	30,246

Subtotal	224,637	187,089
Less: Net deferred loan fees	(394)	(285)
Allowance for loan losses	(2,584)	(2,109)

Loans, net	$221,659	$184,695

Real estate loans include $4,836 and $4,454 in construction loans at September 30, 2007 and December 31, 2006.
Activity in the allowance for loan losses was as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning balance	$2,272	$1,988	$2,109	$1,495
Provision for loan losses	293	120	435	702

Loans charged-off	(28)	(79)	(37)	(229)
Recoveries	47	3	77	64

Ending balance	$2,584	$2,032	$2,584	$2,032

Nonperforming loans were as follows:

	September 30,	December 31,
	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	196	297
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. Impaired loans were not material for any period presented.

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 3 – STOCK COMPENSATION PLANS
The Company has two share-based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $39 and $128 for the three and nine months ended September 30, 2007 and $29 and $138 for the three and nine months ended September 30, 2006. The total income tax benefit was $12 and $40 for the three and nine months ended September 30, 2007 and $10 and $47 for the three and nine months ended September 30, 2006.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation Black-Scholes model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of options granted was determined using the following weighted average assumptions as of grant date for options granted during the three and nine months ended September 30, 2007. There were no options granted during the nine months ended September 30, 2006.

	Three months ended	Nine months ended
	September 30, 2007	September 30, 2007
Risk-free interest rate	4.31%	4.61%
Expected option life (years)	6	6
Expected stock price volatility	19%	22%
Dividend yield	3.63%	4.66%

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 3 – STOCK COMPENSATION PLANS (continued)
A summary of stock option activity in the plan for the nine months ended September 30, 2007 follows:

	Nine months ended September 30, 2007
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding, beginning of period	273,272	$11.23	6.7
Granted	26,350	7.93	9.5
Exercised	—	—	—
Forfeited or expired	—	—	—

Options outstanding, end of period	299,622	$10.94	6.2	$—

Options exercisable, end of period	278,272	$11.21	6.0	$—

Information related to the stock option plan during each period follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Intrinsic value of options exercised	$—	$—	$—	$—
Cash received from option exercises	—	—	—	—
Related tax benefit realized from option exercises	—	—	—	—
Weighted average fair value of options granted, per share	0.12	—	0.99	—
As of September 30, 2007, there was $15 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 3 – STOCK COMPENSATION PLANS (continued)
Restricted Stock Awards
The plans permit the grant of restricted stock awards to directors, officers and employees. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares at issue date. Shares issuable under the plans totaled 60,000 at September 30, 2007, and 18,250 shares were issued during the nine months ended September 30, 2007. No shares were issued during the nine months ended September 30, 2006.
A summary of changes in the Company’s nonvested shares for the period follows:

	Nine months ended September 30, 2007
		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested shares outstanding at beginning of period	29,552	$11.36
Granted	18,250	7.35
Vested	(15,277)	12.05
Forfeited	—	—

Nonvested shares outstanding at end of period	32,525	$8.79

As of September 30, 2007, there was $127 of total unrecognized compensation cost related to nonvested shares granted under the plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. There were no shares vested during the three months ended September 30, 2007 and 2006. The total fair value of shares vested during the nine months ended September 30, 2007 and 2006 were $184 and $171.

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES
Advances from the Federal Home Loan Bank were as follows.

	September 30,
	2007	December 31, 2006
Maturity October 2007 at 5.08% floating rate	$39,975	$—
Maturity January 2007 at 5.18% floating rate	—	21,250

Maturities March 2008 thru March 2010, fixed at rates from 2.90% to 5.60%, averaging 4.94% at September 30, 2007, and maturities March 2007 thru June 2009, fixed at rates from 2.44% to 5.60%, averaging 4.16% at December 31, 2006	10,200	11,270

Total	$50,175	$32,520

The fixed rate advances are due in full at their maturity date, with a penalty if prepaid. Floating rate advances can be prepaid at any time with no penalty.
The advances were collateralized as follows.

	September 30,
	2007	December 31, 2006
First mortgage loans under a blanket lien arrangement	$26,216	$30,422
Second mortgage loans	605	679
Multi-family mortgage loans	9,812	12,580
Home equity lines of credit	9,163	10,495
Commercial real estate loans	57,221	35,028
Securities	15,929	10,748

Total	$118,946	$99,952

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible to borrow up to $66,653 at September 30, 2007.
Payment information

Required payments over the next five years are:
September 30, 2008	$41,975
September 30, 2009	7,200
September 30, 2010	1,000

Total	$50,175

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 5 — INCOME TAXES
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
NOTE 6 — SEGMENT INFORMATION
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

				Consolidated
	Banking	Mortgage Banking	Parent and Other	Total
For the three months ended September 30, 2007:
Net interest income (expense)	$2,078	$11	$(108)	$1,981
Provision for loan losses	(293)	—	—	(293)
Net gain (loss) on sales of loans	(14)	49	—	35
Other revenue	117	7	5	129
Depreciation and amortization	(162)	(6)	—	(168)
Other expense	(1,508)	(840)	(72)	(2,420)

Income (loss) before income tax	218	(779)	(175)	(736)
Income tax expense (benefit)	71	(265)	(59)	(253)

Net income (loss)	$147	$(514)	$(116)	$(483)

For the three months ended September 30, 2006:
Net interest income (expense)	$1,843	$26	$(110)	$1,759
Provision for loan losses	(120)	—	—	(120)
Net gain (loss) on sales of loans	(16)	128	—	112
Other revenue	95	(1)	8	102
Depreciation and amortization	(102)	(40)	—	(142)
Other expense	(1,385)	(148)	(50)	(1,583)

Income (loss) before income tax	315	(35)	(152)	128
Income tax expense (benefit)	98	(12)	(52)	34

Net income (loss)	$217	$(23)	$(100)	$94

16.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – SEGMENT INFORMATION (continued)

		Mortgage	Parent and	Consolidated
	Banking	Banking	Other	Total
For the nine months ended September 30, 2007:
Net interest income (expense)	$5,896	$52	$(320)	$5,628
Provision for loan losses	(435)	—	—	(435)
Net gain (loss) on sales of loans	(62)	269	—	207
Other revenue	352	—	20	372
Depreciation and amortization	(451)	(14)	—	(465)
Other expense	(4,509)	(1,047)	(255)	(5,811)

Income (loss) before income tax	791	(740)	(555)	(504)
Income tax expense (benefit)	249	(251)	(188)	(190)

Net income (loss)	$542	$(489)	$(367)	$(314)

September 30, 2007
Segment assets	$268,425	$1,024	$1,809	$271,258

For the nine months ended September 30, 2006:
Net interest income (expense)	$5,240	$74	$(309)	$5,005
Provision for loan losses	(702)	—	—	(702)
Net gain (loss) on sales of loans	(70)	309	—	239
Other revenue	354	(4)	22	372
Depreciation and amortization	(300)	(66)	—	(366)
Other expense	(4,077)	(443)	(228)	(4,748)

Income (loss) before income tax	445	(130)	(515)	(200)
Income tax expense (benefit)	143	(44)	(175)	(76)

Net income (loss)	$302	$(86)	$(340)	$(124)

September 30, 2006
Segment assets	$221,389	$2,517	$1,207	$225,113

NOTE 7 – ARBITRATION LOSS
In December 2005, CFBank terminated the President of Reserve Mortgage Services, Inc. (Reserve), which had been acquired by the Company in October 2004, and later merged into CFBank. The former President filed a request for arbitration against CFBank and contended that CFBank owed him $600 for breaching an employment agreement between him and CFBank by discharging him without just cause. CFBank responded by denying that it breached the employment agreement in that CFBank had just cause to discharge him, alleging causes of action for breach of contract, breach of fiduciary duty, and breach of duty of loyalty. The arbitration hearing occurred from March through May of 2007. The arbitration panel’s decision in September 2007 was unfavorable to CFBank, and CFBank incurred an arbitration loss of $641 which is included in salaries and employee benefits expense in the accompanying Consolidated Statements of Operations.

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
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. CFBank’s client-centric method of operation emphasizes personalized advisory services, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, corporate cash management and online internet banking. CFBank attracts deposits from the general public and uses the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit.
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
Management Strategy
We recorded a net loss for the quarter ended September 30, 2007 of ($483,000) or ($.11) per diluted share compared to net income of $94,000, or $.02 per diluted share in the prior year quarter. The net loss for the nine months ended September 30, 2007 totaled ($314,000) or ($.07) per diluted share compared to a net loss of ($124,000), or ($.03) per diluted share for the prior year period.
The net loss for the quarter and year to date period ended September 30, 2007 was primarily due to a $511,000, or $.12 per diluted share for the current quarter and $.11 per diluted share for the current year to date period, after-tax cost of an arbitration loss and lease termination expense. The arbitration loss of $641,000 resulted from an

18.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
unfavorable decision in a request for arbitration brought by the former President of Reserve Mortgage Services, Inc., which had been acquired by the Company in October 2004, and later merged into CFBank, for breach of the employment agreement between him and CFBank. The lease termination expense of $133,000 resulted from the move of CFBank’s mortgage banking operations to the Fairlawn office and negotiation of settlement of the remaining lease obligations at the former facility.
We continued to execute our strategic plan, and total assets increased $35.3 million or 19.9% on an annualized basis during the nine months ended September 30, 2007 and included $38.3 million, or 40.4% annualized growth in commercial, commercial real estate and multi-family loans. During the twelve months ended September 30, 2007, total assets increased $46.1 million or 20.5% and included $51.1 million or a 44.9% increase in commercial, commercial real estate and multi-family loans, which are the focus of our growth plan.
The flat/inverted yield curve continued to challenge our net earnings growth. Higher marginal funding expense affected the net interest margin growth. Although loan growth positively affected gross interest income, which increased 26.9% in the third quarter of 2007 compared to the prior year quarter, interest expense increased 40.2% during the same time frame resulting in a 12.6% increase in net interest income for the third quarter of 2007 compared to the prior year quarter. On a year-to-date basis, gross interest income increased 31.1% during the nine months ended September 30, 2007 compared to the prior year period, and interest expense increased 50.7% in the same time frame, resulting in a 12.4% increase in net interest income for the nine months ended September 30, 2007 compared to the prior year period.
Net interest margin declined from 3.45% in the third quarter of 2006 to 3.15% in the third quarter of 2007. On a year-to-date basis, net interest margin declined from 3.50% for the nine months ended September 30, 2006 to 3.17% for the current year period. The 50 basis point reduction in the federal funds rate on September 18, 2007 will reduce the impact of the flat/inverted yield curve, however management of the net interest margin in the current interest rate and competitive environment will be a challenge and continued pressure on margins is possible. CFBank continues to manage the net interest margin by matching asset and liability pricing closely to its business model. The Bank is liability sensitive with substantial liabilities being repriced during the next quarter.
Other than described above, we are not aware of any market or institutional trends, events or uncertainties that are expected to have a material effect on liquidity, capital resources or operations or any current recommendations by regulators which would have a material effect if implemented.
Financial Condition
General. Assets totaled $271.3 million at September 30, 2007 and increased $35.3 million or 14.9% from $236.0 million at December 31, 2006 due to growth in the loan portfolio, which was funded with deposits and Federal Home Loan Bank (FHLB) advances.
Securities. Securities available for sale totaled $28.9 million at September 30, 2007, a decrease of $399,000 or 1.4% compared to $29.3 million at December 31, 2006 due to current period purchases offset by security maturities and repayments on mortgage-backed securities.
Loans. Net loans totaled $221.7 million at September 30, 2007 and increased $37.0 million from $184.7 million at December 31, 2006. Commercial, commercial real estate and multi-family loans totaled $165.0 million at September 30, 2007 and increased $38.4 million from $126.6 million at December 31, 2006. Mortgage loans totaled $30.7 million at September 30, 2007 and increased $495,000 from $30.2 million at December 31, 2006 as most of our mortgage loan production was originated for sale. Consumer loans decreased $1.3 million and totaled $28.9 million at September 30, 2007 compared to $30.2 million at December 31, 2006 primarily due to repayments on home equity lines of credit and auto loans.
Deposits. Deposits totaled $186.5 million at September 30, 2007 and increased $18.9 million, or 11.3% from $167.6 million at December 31, 2006. The increase in deposits was due to an increase of $11.1 million in brokered certificate of deposit accounts, $5.3 million in money market accounts, $2.7 million in interest bearing checking

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
accounts and $926,000 in noninterest bearing deposits offset by a decline of $1.2 million in traditional savings account balances.
FHLB advances. FHLB advances totaled $50.2 million at September 30, 2007 and increased $17.7 million or 54.3% compared to $32.5 million at December 31, 2006. A $2.2 million economic development advance from the FHLB was drawn during the March 2007 quarter to fund construction of CFBank’s new Columbus regional office in Worthington, which opened in June 2007. The remaining increase in FHLB advances was used to fund loan growth.
Shareholders’ equity. Shareholders’ equity totaled $27.1 million at September 30, 2007 and decreased $2.0 million or 6.9% compared to $29.1 million at December 31, 2006 as a result of the net loss for the year to date period, an $830,000 treasury stock purchase and $993,000 in dividends to shareholders.
Comparison of the Results of Operations for the Three Months Ended September 30, 2007 and 2006
General. Net loss for the three months ended September 30, 2007 totaled ($483,000), or ($.11) per diluted share compared to net income of $94,000, or $0.02 per diluted share in the prior year quarter. The net loss for the quarter ended September 30, 2007 was primarily due to the $511,000 after-tax cost of an arbitration loss and lease termination expense discussed previously. Sustained customer and asset growth resulting in improved profitability continues to be our focus.
Net interest income. Net interest income totaled $2.0 million for the quarter ended September 30, 2007 and increased $222,000 or 12.6% compared to $1.8 million for the quarter ended September 30, 2006. Both the volume and yield on interest-earning assets increased in the third quarter of 2007 compared to the prior year quarter. The resultant growth in interest income was partially offset by increased interest expense due to an increase in volume and cost of interest-bearing liabilities in the current year quarter.
Average interest-earning assets increased $48.3 million or 23.8% to $251.8 million in the third quarter of 2007 from $203.5 million in the third quarter of 2006 due to an increase in loan balances offset by a decrease in the average balance of securities and FHLB stock. The yield on interest-earning assets increased 20 basis points (bp) to 7.38% in the third quarter of 2007 from 7.18% in the prior year quarter and reflected higher yields on the loan portfolio. Interest income increased $986,000 or 26.9% to $4.6 million in the third quarter of 2007 from $3.7 million in the prior year quarter due to growth in interest income on loans. Interest income on loans increased $995,000 or 30.8% to $4.2 million for the quarter ended September 30, 2007 from $3.2 million in the prior year quarter due to an increase in both volume and yield on loans. Average loan balances increased $49.3 million, or 28.9% to $219.7 million in the third quarter of 2007 from $170.4 million in the prior year quarter. The average yield on loans increased 12 bp to 7.69% in the third quarter of 2007 from 7.57% in the prior year quarter. Both the increase in average balance and average yield was due to growth in commercial, commercial real estate and multi-family mortgage loans, which tend to be at higher rates than other loan types in the portfolio. These loans represented 73.5% of the total loan portfolio at September 30, 2007 compared to 66.1% at September 30, 2006.
Average interest-bearing liabilities increased $47.8 million or 26.5% to $227.8 million in the third quarter of 2007 from $180.0 million in the third quarter of 2006 due to increases in the average balance of deposits and FHLB advances and other debt. The average cost of interest-bearing liabilities increased 46 bp, or 10.9% to 4.68% in the third quarter of 2007 from 4.22% in the third quarter of 2006 primarily due to higher competitive market interest rates for customer deposits and borrowings in the current year quarter. Interest expense on deposits increased $498,000 or 34.9% to $1.9 million for the quarter ended September 30, 2007 from $1.4 million in the prior year quarter. Average deposit balances increased $27.8 million or 19.3% to $172.4 million in the third quarter of 2007 from $144.6 million in the prior year quarter due to an increase in interest-bearing checking, money market and certificate of deposit accounts. The average cost of deposits increased 52 bp to 4.46% in the third quarter of 2007 from 3.94% in the prior year quarter and reflected higher competitive market interest rates, primarily for money market accounts and certificates of deposit during the current year quarter. Interest expense on FHLB advances and other debt increased $268,000 to $633,000 in the third quarter of 2007 from $365,000 in the prior year quarter due to a $19.9 million increase in average borrowing balances in the third quarter of 2007 to $50.2 million compared to

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
$30.3 million in the prior year quarter as FHLB advances were used to fund loan growth. The cost of FHLB advances and other debt increased 22bp, or 4.6% to 5.04% in the third quarter of 2007 from 4.82% in the prior year quarter as a result of maturities of advances that were repriced at higher current market rates and a higher level of variable rate, overnight advances during the current year period.
Net interest margin decreased 30 bp to 3.15% for the quarter ended September 30, 2007 compared to 3.45% in the prior year quarter. The level of short-term market interest rates, a flat to inverted yield curve and increased local competition for both loans and deposits continued to negatively affect net interest margin. The 50 basis point reduction in the federal funds rate on September 18, 2007 will reduce the impact of the flat/inverted yield curve; however, management of the net interest margin in the current interest rate and competitive environment will be a challenge, and continued pressure on margins is possible.
Provision for loan losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio giving consideration to economic conditions, changes in interest rates and the effect of such changes on real estate values, and changes in the composition of the loan portfolio. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in the loan portfolio. The evaluation includes a review of all loans for which full collectability may not be reasonably assured and considers, among other factors, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and additional factors that warrant recognition in providing for an adequate loan loss allowance. Future additions to the allowance for loan losses will be dependent on these factors.
CFBank continues to provide reserves for loan losses in relation to its loan growth, portfolio composition, current economic conditions and ascertainable credit risk information available each quarter. Since commercial lending began in 2003, the Bank has provided a total of $2.7 million to increase the allowance for loan losses as the commercial lending portfolio has grown. To date the Bank has not incurred a loss on a commercial loan asset.
Based on management’s review, the provision for loan losses totaled $293,000 in the third quarter of 2007, an increase of $173,000 from $120,000 in the prior year quarter. The Bank provided a larger loan loss provision in the current three month period than the comparable prior period due to management’s review of current facts and judgment regarding changes in the risk characterization of the portfolio. Management continues to maintain a conservative approach to risk ratings and increases the allowance for both changes in judgment and facts until such time that the Bank can accurately establish its loan losses through actual experience.
CFBank continued to experience low levels of nonperforming loans and net loan charge-offs. Nonperforming loans decreased $136,000, or 41.0% and totaled $196,000 or 0.09% of total loans at September 30, 2007 compared to $332,000 or 0.19% of total loans at September 30, 2006. The composition of the nonperforming balances for both periods was seasoned single-family mortgage loans. Net (recoveries) totaled ($19,000) or (.03%) on an annualized basis of average loans during the quarter ended September 30, 2007 compared to net charge-offs of $76,000 or 0.18% on an annualized basis of average loans during the prior year quarter.
The ratio of the allowance for loan losses to total loans was 1.15% at September 30, 2007 and 1.13% at December 31, 2006.
Management continues to prudently monitor credit quality in the existing portfolio and analyzes potential loan opportunities carefully in order to manage credit risk while implementing a growth strategy. We believe the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at September 30, 2007; however, future additions to the allowance may be necessary based on changes in client business performance, economic conditions, and sudden changes in real estate values, as well as many other factors.
Noninterest income. Noninterest income totaled $164,000 for the quarter ended September 30, 2007 and was $50,000 or 23.4% lower than the quarter ended September 30, 2006 due to a decrease in net gain on sales of loans offset by an increase in service charges on deposit accounts. Net gain on sales of loans decreased 68.8% from the

21.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
prior year quarter and totaled $35,000 during the quarter ended September 30, 2007 compared to $112,000 during the quarter ended September 30, 2006 due to a lower level of mortgage loan originations during the current year period. Service charges on deposit accounts increased $19,000 due to an increase in nonsufficient funds (NSF) fee income.
Noninterest expense. Noninterest expense totaled $2.6 million for the quarter ended September 30, 2007, and included the $774,000 pre-tax arbitration loss and lease termination expense discussed previously. Salaries and employee benefits expense included $641,000 arbitration loss; occupancy and equipment expense included $100,000 lease termination expenses; and other expense included $33,000 in lease termination expenses for the quarter ended September 30, 2007.
Noninterest expense in the third quarter of 2007, not including these expenses, totaled $1.8 million and increased $89,000 or 5.2% compared to $1.7 million in the prior year quarter. The increase in noninterest expense in the current year period was due to costs associated with additional operational resources necessary to further our strategic growth plan. Additional expenses were incurred in the current year period for the opening of CFBank’s office in Worthington, Ohio, replacing the office at Easton Town Center in Columbus, Ohio. Noninterest expenses in the current year period were also incurred for marketing, advertising and additional human resources necessary to support growth.
Income taxes. Income tax benefit totaled $253,000 for the quarter ended September 30, 2007 compared to expense of $34,000 in the prior year quarter due to the pretax loss in the current year period.
Comparison of the Results of Operations for the Nine months Ended September 30, 2007 and 2006
General. The net loss for the nine months ended September 30, 2007 totaled ($314,000) or ($.07) per diluted share compared to a net loss of ($124,000) or ($.03) per diluted share for the prior year period. The net loss for the nine months ended September 30, 2007 was primarily due to the $511,000 after-tax cost of the arbitration loss and lease termination expense described previously.
Net interest income. Net interest income totaled $5.6 million for the nine months ended September 30, 2007, an increase of $623,000 or 12.4% compared to $5.0 million for the nine months ended September 30, 2006. Both the volume and yield on interest-earning assets increased in the nine months ended September 30, 2007 compared to the prior year period. The resultant growth in interest income was partially offset by increased interest expense due to an increase in both the volume and cost of interest-bearing liabilities in the current year period.
Average interest-earning assets increased $46.4 million or 24.4% to $236.8 million for the nine months ended September 30, 2007 from $190.4 million for the nine months ended September 30, 2006 due to loan growth offset by a decline in the average balance of securities. The yield on interest-earning assets increased 37 bp to 7.21% for the nine months ended September 30, 2007 from 6.84% in the prior year period reflecting higher yields on the loan portfolio which resulted from growth in commercial, commercial real estate and multi-family loans during the current year period. Interest income increased $3.0 million or 31.1% to $12.8 million in the nine months ended September 30, 2007 from $9.8 million in the prior year period due to growth in interest income on loans offset by a decline in income on securities. Interest income on loans increased $3.1 million or 37.4% to $11.5 million for the nine months ended September 30, 2007 from $8.4 million in the prior year period due to an increase in both volume and yield on loans. Average loan balances increased $48.6 million, or 31.3% to $204.0 million in the nine months ended September 30, 2007 from $155.4 million in the prior year period. The average yield on loans increased 34 bp to 7.54% in the nine months ended September 30, 2007 from 7.20% in the prior year period. Both the increase in the average balance of loans and yield on loans was due to growth in commercial, commercial real estate and multi-family mortgage loans, which tend to be at higher rates than other loan types in the portfolio. These loans represented 73.5% of the total loan portfolio at September 30, 2007 compared to 66.1% at September 30, 2006. Interest income on securities decreased $71,000 or 5.8% due to a decline in both the volume and yield on securities. Average securities balances decreased $1.2 million or 3.7% and totaled $30.3 million in the nine months ended September 30, 2007 compared to $31.5 million in the prior year period due to security maturities and principal

22.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
repayments on mortgage-backed securities. The average yield on securities declined 9 bp to 5.09% during the nine months ended September 30, 2007 from 5.18% in the prior year period.
Average interest-bearing liabilities increased $46.1 million or 27.8% to $212.1 million in the nine months ended September 30, 2007 from $166.0 million in the nine months ended September 30, 2006 due to an increase in the average balance of both deposits and borrowings. The average cost of interest-bearing liabilities increased 69 bp, or 18.0% to 4.52% in the nine months ended September 30, 2007 compared to 3.83% in the nine months ended September 30, 2006 primarily due to higher market interest rates in the current year period which increased both deposit and borrowing costs. Interest expense on deposits increased $1.7 million, or 47.1% to $5.3 million for the nine months ended September 30, 2007 from $3.6 million in the prior year period. Average deposit balances increased $29.0 million, or 21.7% to $162.5 million in the nine months ended September 30, 2007 from $133.5 million in the prior year period due to an increase in interest-bearing checking, money market and certificate of deposit accounts. The average cost of deposits increased 76 bp to 4.36% in the nine months ended September 30, 2007 from 3.60% in the prior year period and reflected higher competitive market interest rates, primarily for money market accounts and certificates of deposit during the current year period. Interest expense on FHLB advances and other debt increased $705,000 to $1.6 million in the nine months ended September 30, 2007 from $850,000 in the prior year period due to a $17.1 million increase in average borrowing balances in the nine months ended September 30, 2007 to $44.4 million compared to $27.3 million in the prior year period as FHLB advances were used to fund loan growth and construction costs of the Worthington office. The average cost of borrowings increased 52 bp to 4.67% in the nine months ended September 30, 2007 from 4.15% in the prior year period due to maturities of low rate advances that were repriced at higher current market rates and a higher level of variable rate, overnight advances during the current year period.
Net interest margin decreased 33 bp to 3.17% for the nine months ended September 30, 2007 compared to 3.50% in the prior year period. The level of short-term market interest rates, a flat to inverted yield curve and increased local competition for both loans and deposits continued to negatively affect net interest margin.
Provision for loan losses. The provision totaled $435,000 in the nine months ended September 30, 2007 compared to $702,000 for the nine months ended September 30, 2006. The current year period provision was lower than the prior year period since no significant credit problems have appeared as the commercial, commercial real estate and multi-family loan portfolio has become more seasoned. This resulted in lower allocations to the allowance on loans with satisfactory risk ratings and a lower provision for loan losses for the nine months ended September 30, 2007. CFBank continued to experience low levels of nonperforming loans and net loan charge-offs. Nonperforming loans totaled $196,000 or 0.09% of total loans at September 30, 2007 compared to $297,000 or 0.16% of total loans at December 31, 2006. The composition of the nonperforming balances for both periods was seasoned single-family mortgage loans. Net (recoveries) totaled ($40,000) or (.03%) on an annualized basis of average loans during the nine months ended September 30, 2007 compared to net charge-offs of $165,000 or 0.14% on an annualized basis of average loans during the prior year period.
Noninterest income. Noninterest income totaled $579,000 for the nine months ended September 30, 2007 and was $32,000, or 5.2% lower than during the nine months ended September 30, 2006 due to a decline in gains on sales of loans and other income offset by an increase in service charges on deposit accounts. Net gain on sales of loans decreased $32,000, or 13.4% and totaled $207,000 for the nine months ended September 30, 2007 compared to $239,000 for the nine months ended September 30, 2006 due to a lower volume of loans originated for sale in the current year period. Other income included a $43,000 gain on the sale of a parcel of land at CFBank’s Calcutta, Ohio office to the State of Ohio through eminent domain in the 2006 period. Service charges on deposit accounts increased $39,000 during the current year period due to an increase in NSF fee income.
Noninterest expense. Noninterest expense increased $1.2 million and totaled $6.3 million in the nine months ended September 30, 2007, and included the $774,000 pre-tax arbitration loss and lease termination expense described previously. Salaries and employee benefits expense included $641,000 arbitration loss expenses; occupancy and equipment expense included $100,000 lease termination expenses; and other expense included $33,000 in lease termination expenses for the current year to date period.

23.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest expense for the nine months ended September 30, 2007, not including these expenses, totaled $5.5 million and increased $388,000, or 7.6% from the prior year period. The increase in noninterest expense in the current year period was due to costs associated with additional operational resources necessary to further our strategic growth plan. Management leveraged growth during calendar year 2006 and was able to grow assets by 36.4% or $63.0 million with no increase in noninterest expense during that year. Additional expenses were incurred in the current year period for the opening of CFBank’s office in Worthington, Ohio. Noninterest expenses in the current year period were also incurred for marketing, advertising and additional human resources necessary to support growth.
Income taxes. Income tax benefit totaled $190,000 for the nine months ended September 30, 2007 compared to $76,000 for the nine months ended September 30, 2006 due to an increase in the pretax loss in the current year period.
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
We have identified accounting policies that are critical accounting policies, and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan and Lease Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the previous sections captioned “Provision for Loan Losses” and in the notes to the consolidated financial statements in our 2006 Annual Report to Shareholders incorporated by reference into our 2006 Annual Report on Form 10-KSB, Note 1 (Summary of Significant Accounting Policies) and Note 3 (Loans).
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

24.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management’s assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities, and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, use of brokered deposits and the ability to obtain deposits by offering above-market interest rates.
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At September 30, 2007, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $22.7 million, or 8.5% of adjusted total assets, which exceeds the required level of $13.4 million, or 5.0%; Tier 1 risk-based capital level of $22.7 million, or 9.8% of risk-weighted assets, which exceeds the required level of $13.9 million, or 6.0%; and risk-based capital of $25.3 million, or 10.9% of risk-weighted assets, which exceeds the required level of $23.1 million, or 10.0%.

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

				Maximum Number
				(or Approximate
			Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units)
	Total Number	Average	Purchased as Part	that May Yet Be
	of Shares (or	Price Paid	of Publicly	Purchased Under
	Units)	per Share	Announced Plans	the Plans or
Period	Purchased	(or Unit)	or Programs	Programs
July 1 - 31, 2007	—	—	—	400,000 (1)
August 1 - 31, 2007	—	—	—	400,000
September 1 - 30, 2007	—	—	—	400,000

(1)	On June 22, 2007, the Company announced a 400,000 share repurchase program to begin on June 26, 2007.
Item 6. Exhibits
(a)

Exhibit
Number	Exhibit

3.1*	Certificate of Incorporation

3.2*	Bylaws

4.0*	Form of Common Stock Certificate

11.1	Statement Re: Computation of Per Share Earnings

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998

27.

CENTRAL FEDERAL CORPORATION
SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: November 13, 2007	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: November 13, 2007	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

28.