Form 10-K
period 2007-12-31
CENTRAL FEDERAL CORP
filed 2008-03-27
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25045
CENTRAL FEDERAL CORPORATION.
(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

2923 Smith Road, Fairlawn, Ohio	44333
(Address of Principal Executive Offices)	(Zip Code)
(330) 666-7979
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	Nasdaq® Capital Market
(Title of Class)	(Name of Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 29, 2007 was $27.9 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.
As of March 15, 2008, there were 4,434,787 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Rule 14a-3(b) Annual Report to Shareholders for its fiscal year ended December 31, 2007 and its Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on May 15, 2008, which was filed with the Securities and Exchange Commission (the Commission) on March 27, 2008, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements
This Form 10-K contains “forward-looking statements” which may be identified by the use of such words as “may,” “believe,” “expect,” “anticipate,” “should,” “plan,” “estimate,” “predict,” “continue” and “potential” or the negative of these terms or other comparable terminology. Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates. These factors include, but are not limited to (i) general and local economic conditions, (ii) changes in interest rates, deposit flows, demand for mortgages and other loans, real estate values and competition, (iii) changes in accounting principles, policies or guidelines, (iv) changes in legislation or regulation and (v) other economic, competitive, governmental, regulatory and technological factors affecting our operations, pricing, products and services.
Any or all of our forward-looking statements in this Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Consequently, no forward-looking statement can be guaranteed and we caution readers not to place undue reliance on any such forward-looking statements. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements.
PART I
Item 1. Business.
General
Central Federal Corporation (the Company), formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank is a community-oriented savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the Office of Thrift Supervision (OTS). Reserve Mortgage Services, Inc. (Reserve), a wholly owned subsidiary of CFBank from October 2004 until May 12, 2005 when it was merged into CFBank, was acquired in October 2004 to expand our mortgage services business. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Company, was formed in 2003 to raise additional funding for the Company. Under accounting guidance in Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust. Ghent Road, Inc., a wholly owned subsidiary of the Company, was formed in 2006 and owns land adjacent to CFBank’s Fairlawn office. Currently, we do not transact any material business other than through CFBank and the Trust. At December 31, 2007, assets totaled $279.6 million and stockholders’ equity totaled $27.4 million.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our client-centric method of operation emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, corporate cash management and online internet banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. We also invest in consumer loans, construction and land loans and securities. In 2003, we began originating more commercial, commercial real estate and multi-family mortgage loans than in the past as part of our expansion into business financial services. Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. Our primary sources of funds are retail savings deposits and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances and other borrowings and proceeds from the sale of loans. Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio. We originate commercial and conventional real estate loans and business loans primarily throughout Ohio.
Market Area and Competition
Our primary market area is a competitive market for financial services and we face competition both in making loans and in attracting deposits. Direct competition comes from a number of financial institutions operating in our market area, many with a statewide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than we do. Competition for loans and deposits comes from savings institutions, mortgage banking companies, commercial banks, credit unions, brokerage firms and insurance companies.
Lending Activities
Loan Portfolio Composition. The loan portfolio consists primarily of mortgage loans secured by single-family and multi-family residences, commercial real estate loans and commercial loans. At December 31, 2007, gross loans receivable totaled $233.5 million. Commercial, commercial real estate and multi-family mortgage loans totaled $174.2 million and represented 74.6% of the gross loan portfolio at December 31, 2007 compared to 67.7% at December 31, 2006 and 57.7% at December 31, 2005. The increase in the percentage of commercial, commercial real estate and multi-family mortgage loans in the portfolio was a result of the growth strategy implemented in 2003 to expand into business financial services. Single-family residential mortgage loans totaled $31.1 million and represented 13.3% of total gross loans at year-end 2007 compared to $30.2 million or 16.2% at year-end 2006 and $23.6 million or 18.8% at year-end 2005. The remainder of the portfolio consisted of consumer loans, which totaled $28.2 million, or 12.1% of gross loans receivable at year-end 2007.
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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2007		2006		2005		2004		2003
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
					(Dollars in thousands)
Real estate mortgage loans:
Single-family	$31,082	13.31%	$30,209	16.15%	$23,627	18.81%	$42,577	38.97%	$35,420	60.63%
Multi-family	43,789	18.75%	47,247	25.25%	30,206	24.04%	25,602	23.43%	1,250	2.14%
Commercial real estate	95,088	40.71%	47,474	25.37%	25,937	20.64%	20,105	18.40%	5,040	8.62%

Total real estate mortgage loans	169,959	72.77%	124,930	66.77%	79,770	63.49%	88,284	80.80%	41,710	71.39%

Consumer loans:
Home equity loans	604	0.26%	865	0.46%	734	0.58%	663	0.61%	1,003	1.72%
Home equity lines of credit	18,726	8.02%	22,148	11.84%	23,852	18.98%	5,928	5.43%	1,640	2.81%
Automobile	7,957	3.41%	6,448	3.45%	4,237	3.37%	6,735	6.16%	9,292	15.90%
Other	961	0.41%	785	0.42%	717	0.57%	626	0.57%	663	1.13%

Total consumer loans	28,248	12.10%	30,246	16.17%	29,540	23.50%	13,952	12.77%	12,598	21.56%

Commercial loans	35,334	15.13%	31,913	17.06%	16,347	13.01%	7,030	6.43%	4,116	7.05%

Total loans receivable	233,541	100.00%	187,089	100.00%	125,657	100.00%	109,266	100.00%	58,424	100.00%

Less:
Net deferred loan fees	(382)		(285)		(136)		(139)		15
Allowance for loan losses	(2,684)		(2,109)		(1,495)		(978)		(415)

Loans receivable, net	$230,475		$184,695		$124,026		$108,149		$58,024

Real estate mortgage loans include $6,184, $4,454, $1,466, $9,774 and $1,096 in construction loans at year-end 2007, 2006, 2005, 2004 and 2003.

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2007. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2007
	Real Estate
	Mortgage	Consumer	Commercial	Total Loans
	Loans(1)	Loans	Loans	Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$15,478	$1,117	$20,986	$37,581

After one year:
More than one year to three years	15,786	1,949	3,493	21,228
More than three years to five years	21,376	5,065	5,427	31,868
More than five years to 10 years	72,563	2,207	4,547	79,317
More than 10 years to 15 years	16,355	163	811	17,329
More than 15 years	28,401	17,747	70	46,218

Total due after 2007	154,481	27,131	14,348	195,960

Total amount due	$169,959	$28,248	$35,334	$233,541

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans.
The following table sets forth at December 31, 2007, the dollar amount of total loans receivable contractually due after December 31, 2008, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2008
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans(1)	$57,957	$96,524	$154,481
Consumer loans	8,691	18,440	27,131
Commercial loans	6,446	7,902	14,348

Total loans	$73,094	$122,866	$195,960

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans.
Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans to take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio markets. These loans are predominantly adjustable rate loans. A majority of our single-family mortgage loan originations are fixed-rate loans. Current originations of long-term fixed-rate single-family mortgages are generally sold rather than retained in portfolio. Although the decision to sell current single-family mortgage originations rather than retain the loans in portfolio may result in declining single-family loan portfolio balances and lower earnings from that portfolio in the near term, it protects future profitability. We believe it is not prudent to retain all of these long-term, fixed-rate loan originations and subject our performance to the interest rate risk and reduced future earnings associated with a rise in interest rates. In a transaction with the Federal Home Loan Mortgage Corporation (Freddie Mac) in the

second quarter of 2005, we securitized single-family residential mortgage loans held in our portfolio with an outstanding principal balance of $18.6 million, reducing single-family mortgage loan balances. The securitization increased liquidity as the securities retained were readily marketable, eliminated credit risk on the loans and reduced CFBank’s risk-based capital requirement. Although we currently expect that most of the long-term fixed-rate mortgage loan originations will continue to be sold on a servicing-released basis, a portion of the loans may be retained for portfolio within our interest rate risk and profitability guidelines.
Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located predominantly in our primary market area. We currently sell substantially all of the fixed-rate single-family mortgage loans that we originate on a servicing released basis. Prior to 2004, servicing rights were generally retained on loans sold. Most single-family mortgage loans are underwritten according to Freddie Mac guidelines. Loan originations are obtained from our loan officers and their contacts with the local real estate industry, existing or past customers, and members of the local communities. At December 31, 2007, single-family mortgage loans totaled $31.1 million, or 13.3% of total loans, of which $15.1 million, or 48.5%, were fixed-rate loans.
Our policy is to originate single-family residential mortgage loans in amounts up to 85% of the appraised value of the property securing the loan and up to 100% of the appraised value if private mortgage insurance is obtained. Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on the fixed-rate mortgage loan portfolio, and we exercise our rights under these clauses. The single-family mortgage loan originations are generally for terms to maturity of up to 30 years.
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
The volume and types of single-family ARM loans originated have been affected by such market factors as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for single-family ARM loans in our primary market area has been weak due to consumer preference for fixed-rate loans as a result of the low interest rate environment. Consequently, in recent years our origination of ARM loans on single-family residential properties has not been significant as compared to our origination of fixed-rate loans.
Commercial and Multi-Family Real Estate Lending. Beginning in 2003, we expanded into business financial services and positioned ourselves for growth in the Fairlawn and Columbus, Ohio markets and, as a result, originations of commercial real estate and multi-family residential mortgage loans increased significantly. Commercial real estate and multi-family residential mortgage loans totaled $138.9 million at December 31, 2007, or 59.5% of gross loans, an increase of $44.2 million, or 46.7%, from $94.7 million at December 31, 2006, or 50.6% of gross loans, and an increase of $82.8, million or 147.6%, from $56.1 million, or 44.7% of gross loans, at December 31, 2005. We anticipate that commercial real estate and multi-family residential mortgage lending activities will continue to grow in the future as we continue to execute our strategic growth plan.
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
At December 31, 2007, three multi-family mortgage loans to one borrower, totaling $1.3 million and secured by apartment buildings in the Columbus, Ohio area, were identified as significant problem loans that are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. A complete documentation review has been performed, and the loans are in the active process of being collected. The borrower continued to make payments on the loans as of December 31, 2007 and the loans are neither impaired nor nonaccrual at year-end 2007; however, the loans exhibit weaknesses that could lead to nonaccrual classification in the future. As substandard assets, the loans are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. See “Delinquencies and Classified Assets.”
Commercial Lending. Expansion into business lending in 2003 also resulted in increased originations of commercial loans. Commercial loans totaled $35.3 million, or 15.1% of gross loans, at December 31, 2007, an increase of $3.4 million, or 10.7%, from $31.9 million, or 17.1% of gross loans, at December 31, 2006, and an increase of $19.0 million, or 116.6%, from $16.3 million, or 13.0% of gross loans, at December 31, 2005. We anticipate that commercial lending activities will continue to grow in the future.
We make commercial business loans primarily to businesses that are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the owners.
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
At December 31, 2007, six commercial loans totaling $2.1 million, including three commercial loans to one borrower totaling $1.5 million and secured by a golf course in Macedonia, Ohio, were identified as significant problem loans that are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged. Complete documentation reviews have been performed, and the loans are in the active process of being collected. Payments on these loans are current as of December 31, 2007 and the loans are neither impaired, nor nonaccrual at year-end 2007; however, the loans exhibit weaknesses that could lead to nonaccrual classification in the future. As substandard assets, the loans are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. See “Delinquencies and Classified Assets.”
Construction and Land Lending. To a lesser extent, we originate construction and land development loans in our primary market areas. Construction loans are made to finance the construction of residential and commercial properties. Construction loans are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction. Land loans are evaluated on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.
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
Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home equity and home improvement loans and loans secured by deposits. At December 31, 2007, the consumer loan portfolio totaled $28.2 million, or 12.1% of gross loans receivable.
Home equity lines of credit comprise the majority of consumer loan balances and totaled $18.7 million at December 31, 2007. We offer a variable rate home equity line of credit with rates adjusting monthly at up to 3% above the prime rate of interest as disclosed in The Wall Street Journal. The amount of the line is based on the borrower’s credit, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate.
Prior to 2003, we were in the business of making indirect automobile loans. We no longer originate indirect automobile loans and make few direct automobile loans. In 2005, we began purchasing pools of automobile loans and, as a result, balances increased to $8.0 million, or 3.4% of total loans at December 31, 2007 compared to $6.4 million or 3.4% of total loans at December 31, 2006, and $4.2 million or 3.4% of total loans at December 31, 2005.
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
Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets. We have incorporated the OTS internal asset classifications as a part of our credit monitoring system. In accordance with regulations, problem assets are classified as “substandard,” “doubtful” or “loss,” and the classifications are subject to review by the OTS. An asset is considered “substandard” under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered “doubtful” under the regulations has all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets considered “loss” under the regulations are those considered “uncollectible” and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated “special mention” when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories. In order to more closely monitor credit risk as we employ our growth strategy in business financial services, we have developed internal loan review procedures and a credit grading system for commercial, commercial real estate and multi-family mortgage loans, and also utilize an independent, external firm for loan review annually.
At December 31, 2007, $2.0 million in assets were designated as special mention, including $914,000 in commercial real estate loans, $783,000 in commercial loans, and $350,000 in single-family mortgage loans. Assets classified as substandard totaled $3.9 million at December 31, 2007, including $2.1 million in commercial loans, $1.3 million in multi-family mortgage loans, $235,000 in single-family mortgage loans, $146,000 in home equity lines of credit, $9,000 in auto loans, and $86,000 in repossessed property. No assets were classified as doubtful or loss at year-end 2007.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the loans rather than the actual payment amounts which are overdue.

	December 31, 2007				December 31, 2006				December 31, 2005
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	5	$332	—	$—	5	$288	—	$—	10	$800
Consumer loans:
Home equity loans and lines of credit	—	—	1	146	—	—	—	—	—	—	—	—
Automobile	—	—	1	9	1	1	1	9	4	30	—	—
Other	—	—	—	—	—	—	—	—	1	2	—	—
Commercial loans	—	—	1	1	2	509	—	—	—	—	—	—

Total delinquent loans	—	$—	8	$488	3	$510	6	$297	5	$32	10	$800

Delinquent loans as a percent of total loans		—%		0.21%		0.27%		0.16%		0.03%		0.64%

The table does not include delinquent loans less than 60 days past due. At December 31, 2007, 2006 and 2005, total loans past due 30 to 59 days totaled $333,000, $1,533,000 and $859,000, respectively.

	December 31, 2004				December 31, 2003
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
				(Dollars in thousands)
Real estate loans:
Single-family	2	$149	8	$276	3	$97	9	$714
Consumer loans:
Home equity loans and lines of credit	1	7	0	—	3	37	—	—
Automobile	5	44	2	9	2	13	2	6
Unsecured lines of credit	—	—	—	—	—	—	1	1
Other	—	—	1	1	—	—	4	20
Commercial loans	—	—	—	—	1	25	—	—

Total delinquent loans	8	$199	11	$286	9	$172	16	$741

Delinquent loans as a percent of total loans		0.18%		0.26%		0.30%		1.28%

The table does not include delinquent loans less than 60 days past due. At December 31, 2004 and 2003, total loans past due 30 to 59 days totaled $549 and $481, respectively.

Nonperforming Assets. The following table contains information regarding nonperforming loans and repossessed assets. It is the general policy of the Bank to stop accruing interest on loans four payments or more past due (unless the loan principle and interest are determined by management to be fully secured and in the process of collection) and set up reserves for all previously accrued interest. At December 31, 2007, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $21,000. At December 31, 2007, 2006 and 2005, there were no impaired loans or troubled debt restructurings.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$235	$288	$800	$276	$714
Consumer	155	9	—	10	27
Commercial	1	—	—	—	—

Total nonaccrual loans	391	297	800	286	741
Loans past due 90 days or more and still accruing:
Single-family real estate	97	—	—	—	—

Total nonperforming loans(1)	488	297	800	286	741
Real estate owned (REO)	86	—	—	132	184
Other repossessed assets	—	—	—	—	9

Total nonperforming assets(2)	$574	$297	$800	$418	$934

Nonperforming loans to total loans	0.21%	0.16%	0.64%	0.26%	1.28%
Nonperforming assets to total assets	0.21%	0.13%	0.46%	0.24%	0.87%

(1)	Total nonperforming loans equal nonaccrual loans and loans past due 90 days or more and still accruing.

(2)	Nonperforming assets consist of nonperforming loans (and impaired loans), and REO.
Allowance for Loan Losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the performance of the loan portfolio considering economic conditions, changes in interest rates and the effect of such changes on real estate values and changes in the composition of the loan portfolio. Such evaluation, which includes a review of all loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, changes in the size and growth of the loan portfolio and other factors that warrant recognition in providing for an adequate loan loss allowance. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in its loan portfolio. Various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additional provisions for loan losses based upon information available at the time of the review. At December 31, 2007, the allowance for loan losses totaled 1.15% of total loans as compared to 1.13% at December 31, 2006.
The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances in accordance with U.S. generally accepted accounting principles and guidance for banking agency examiners to use in evaluating the allowances. The policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. CFBank adopted an Allowance for Loan Losses Policy designed to provide a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with U.S. generally accepted accounting principles and supervisory guidance. Management believes that an adequate allowance for loan losses has been established. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for estimated loan losses may become necessary.
The following table sets forth activity in the allowance for loan losses for the periods indicated.

	At or for the Year ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Allowance for loan losses, beginning of period	$2,109	$1,495	$978	$415	$361
Charge-offs:
Single-family real estate	27	159	170	—	—
Consumer	17	143	85	117	50

Total charge-offs	44	302	255	117	50
Recoveries on loans previously charged off:
Single-family real estate	72	53	27	—	—
Consumer	8	43	71	34	2

Total recoveries	80	96	98	34	2
Net charge-offs (recoveries)	(36)	206	157	83	48
Provision for loan losses	539	820	674	646	102

Allowance for loan losses, end of period	$2,684	$2,109	$1,495	$978	$415

Allowance for loan losses to total loans	1.15%	1.13%	1.19%	.90%	.71%
Allowance for loan losses to nonperforming loans	550.00%	710.10%	186.88%	341.96%	56.01%
Net charge-offs (recoveries) to the allowance for losses	(1.34%)	9.77%	10.50%	8.49%	11.57%
Net charge-offs (recoveries) to average loans	(.02%)	.13%	.14%	.10%	.08%
Expansion into business financial services and the significant growth in commercial, commercial real estate and multi-family mortgage loans during 2005 through 2007 required an increase in the provision and allowance for loan losses related to these loan types. The provision for loan losses totaled $539,000 in 2007 compared to $820,000 in 2006 and $674,000 in 2005. As shown in the following chart, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $2.6 million at December 31, 2007, an increase of $606,000 from $1.9 million at December 31, 2006 and an increase of $1.3 million from $1.3 million at December 31, 2005, as these loan types grew from 57.7% of the portfolio at year-end 2005 to 74.6% of the portfolio at year-end 2007. These loans tend to be larger balance, higher risk loans and, as a result, 95.1% of the allowance was allocated to these loan types at December 31, 2007.

The following table sets forth the allowance for loan losses in each of the categories listed at the dates indicated and the percentage of such amounts to the total allowance and loans in each category as a percent of total loans. Although the allowance may be allocated to specific loans or loan types, the entire allowance is available for any loan that, in management’s judgment, should be charged off.

	At December 31,
	2007			2006			2005
		% of			% of	Percent		% of	Percent
		Allowance	Percent		Allowance	of Loans		Allowance	of Loans
		in each	of Loans		in each	in Each		in each	in Each
		Category	in Each Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)
Single-family mortgage loans	$86	3.20%	13.31%	$110	5.22%	16.15%	$57	3.81%	18.81%
Consumer loans	46	1.72%	12.10%	53	2.51%	16.17%	120	8.03%	23.50%
Commercial, commercial real estate and multi-family mortgage loans	2,552	95.08%	74.59%	1,946	92.27%	67.68%	1,318	88.16%	57.69%

Total allowance for loan losses	$2,684	100.00%	100.00%	$2,109	100.00%	100.00%	$1,495	100.00%	100.00%

				At December 31,
				2004			2003
					% of	Percent		% of	Percent
					Allowance	of Loans		Allowance	of Loans
					in each	in Each		in each	in Each
					Category	Category		Category	Category
					to Total	to Total		to Total	to Total
				Amount	Allowance	Loans	Amount	Allowance	Loans
				(Dollars in thousands)
Single-family mortgage loans				$4	.41%	38.97%	$213	51.33%	60.63%
Consumer loans				112	11.45%	12.77%	102	24.58%	21.56%
Commercial, commercial real estate and multi-family mortgage loans				862	88.14%	48.26%	100	24.09%	17.81%

Total allowance for loan losses				$978	100.00%	100.00%	$415	100.00%	100.00%

Real Estate Owned
At December 31, 2007, real estate owned totaled $86,000 and consisted of one single-family residential property. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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
The investment policy established by the Board of Directors is designed to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement lending activities. The policy provides authority to invest in United States Treasury and federal agency securities meeting the policy’s guidelines, mortgage-backed securities guaranteed by the United States government and agencies thereof, and municipal bonds. To improve liquidity and eliminate the credit risk associated with mortgages held in our portfolio, we securitized single-family residential mortgage loans with an outstanding principal balance of $18.6 million in a transaction with Freddie Mac in 2005. The securitization (i) increased liquidity as the securities retained were readily marketable, (ii) eliminated credit risk on the loans and (iii) reduced CFBank’s risk-based capital requirement. At December 31, 2007, the securities portfolio totaled $28.4 million.
At December 31, 2007, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Freddie Mac or the Federal National Mortgage Association (Fannie Mae).

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2007		2006		2005
	Amortized		Amortized	Fair	Amortized	Fair
	Cost	Fair Value	Cost	Value	Cost	Value
	(Dollars in thousands)
Securities available for sale:
Federal agency	$6,998	$6,993	$6,005	$5,883	$6,007	$5,838
State and municipal	1,009	1,009	2,014	1,979	2,020	1,987
Mortgage-backed	20,107	20,396	21,345	21,464	22,803	23,047

Total securities available for sale	28,114	28,398	29,364	29,326	30,830	30,872

Net unrealized gain (loss) on securities available for sale	284	—	(38)	—	42	—

Total securities	$28,398	$28,398	$29,326	$29,326	$30,872	$30,872

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of securities available for sale as of December 31, 2007. Yields are stated on a fully taxable equivalent basis.

	At December 31, 2007
			More than One Year		More than Five Years
	One Year or Less		to Five Years		to Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
	(Dollars in thousands)
Federal agency	$5,987	3.60%	$1,006	3.90%	$—		$—		$6,993	3.64%
State and municipal	—	0.00%	1,009	4.34%	—		—		1,009	4.34%
Mortgage-backed	8	6.00%	135	6.00%	5,216	5.16%	15,037	5.52%	20,396	5.43%

Total securities at fair value	$5,995	3.60%	$2,150	4.24%	$5,216	5.16%	$15,037	5.52%	$28,398	4.95%

Sources of Funds
General. Primary sources of funds are deposits, principal and interest payments on loans and securities, borrowings, and funds generated from operations of CFBank. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives. For the year ended December 31, 2007, certificates of deposit constituted 58.5% of total average deposits. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. At December 31, 2007, certificate accounts maturing in less than one year totaled $79.2 million. Most of these accounts are expected to be reinvested and we do not believe that there is any material risk associated with the respective maturities of these certificates. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. We consider brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities. Brokered deposits totaled $53.6 million at December 31, 2007, $30.5 million at December 31, 2006 and $13.0 million at December 31, 2005. CFBank participates in the Certificate of Deposit Account Registry Service® (CDARS) which provides CFBank customers the ability to obtain full FDIC insurance on deposits of up to $50 million placed through the service. Balances on deposit through the CDARS program, which are included in brokered deposits, totaled $16.8 million at December 31, 2007, $9.5 million at December 31, 2006 and $7.1 million at December 31, 2005.
Certificate accounts in amounts of $100,000 or more totaled $65.9 million at December 31, 2007, maturing as follows:

		Weighted Average
Maturity Period	Amount	Rate
	(Dollars in thousands)
Three months or less	$13,328	4.67%
Over 3 through 6 months	12,615	4.70%
Over 6 through 12 months	15,986	5.06%
Over 12 months	24,016	5.08%

Total	$65,945

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2007			2006			2005
					Percent			Percent
		Percent	Average		of Total	Average		of Total	Average
	Average	of Total	Rate	Average	Average	Rate	Average	Average	Rate
	Balance	Average Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)
Interest-bearing checking accounts	$10,676	6.00%	2.17%	$9,522	6.37%	2.16%	$11,321	9.59%	1.26%
Money market accounts	40,890	22.97%	4.39%	31,754	21.25%	4.23%	23,202	19.65%	3.01%
Savings accounts	10,613	5.96%	.50%	12,770	8.55%	.60%	16,121	13.65%	.61%
Certificates of deposit	104,063	58.47%	4.93%	85,010	56.88%	4.30%	59,957	50.78%	3.14%
Noninterest-bearing deposits:
Demand deposits	11,742	6.60%	—	10,386	6.95%	—	7,471	6.33%	—

Total average deposits	$177,984	100.00%	4.34%	$149,442	100.00%	3.80%	$118,072	100.00%	2.55%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2007.

	Period to Maturity from December 31, 2007				At December 31,
	Less than	One to Two	Two to	Over Three
	One Year	Years	Three Years	Years	2007	2006	2005
	(Dollars in thousands)
Certificate accounts:
0 to 1.99%	$23	$—	$—	$21	$44	$10	$4,273
2.00 to 2.99%	2,923	—	—	—	2,923	4,696	7,850
3.00 to 3.99%	8,358	2,737	306	33	11,434	11,955	21,376
4.00 to 4.99%	27,537	3,490	2,292	5	33,324	19,250	34,676
5.00 to 5.99%	40,353	16,873	2,021	7,196	66,443	61,537	442
6.00% and above	—	—	—	—	—	10	10

Total certificate accounts	$79,194	$23,100	$4,619	$7,255	$114,168	$97,458	$68,627

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
The Company has lines of credit totaling $11.0 million with two commercial banks. The Company entered into an agreement for a $5.0 million line in 2006 and an additional $6.0 million line in 2007. At December 31, 2007, there was no outstanding balance on the lines of credit. Interest on the lines accrue daily and is variable based on the lenders’ federal funds rate.
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
The following table sets forth certain information regarding borrowed funds at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$51,295	$33,201	$24,860
Maximum amount outstanding at any month-end during the period	60,205	41,604	47,062
Balance outstanding at end of period	54,605	37,675	28,150
Weighted average interest rate during the period	5.02%	4.85%	3.62%
Weighted average interest rate at end of period	4.57%	5.28%	4.25%
Subsidiary Activities
As of December 31, 2007, we maintained CFBank, Ghent Road, Inc. and the Trust as wholly owned subsidiaries.
Personnel
As of December 31, 2007, CFBank had 58 full-time and six part-time employees.

Regulation and Supervision
General. CFBank is a federally chartered savings association. It is subject to regulation, examination and supervision by the OTS and the Federal Deposit Insurance Corporation (FDIC) as its deposit insurer. CFBank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). The FDIC merged the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF) to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. CFBank also is a member of the FHLB of Cincinnati, which is one of the 12 regional FHLBs. CFBank must file reports with the OTS concerning its activities and financial condition, and must obtain regulatory approvals prior to entering into certain transactions, such as mergers with, or acquisitions of, other depository institutions. The OTS conducts periodic examinations to assess CFBank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which a savings association can engage and is intended primarily for the protection of the insurance fund and depositors. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and of the Securities and Exchange Commission (the Commission) under the federal securities laws.
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
Loans to One Borrower. CFBank is generally subject to the same limits on loans to one borrower as is a national bank. With specified exceptions, CFBank’s total loans or extensions of credit to a single borrower cannot exceed 15% of CFBank’s unimpaired capital and surplus that does not include accumulated other comprehensive income. CFBank may lend additional amounts up to 10% of its unimpaired capital and surplus that does not include accumulated other comprehensive income, if the loans or extensions of credit are fully-secured by readily marketable collateral. CFBank currently complies with applicable loans-to-one-borrower limitations.
QTL Test. The HOLA requires that CFBank, as a savings association, comply with the qualified thrift lender (QTL) test. Under the QTL test, CFBank is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, CFBank’s total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets and (iii) the value of property used to conduct

CFBank’s business. CFBank may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended (the Code). CFBank met the QTL test at December 31, 2007 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If CFBank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a national bank charter.
Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 is 4%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States Government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.
Tangible capital is defined, generally, as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt, intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At December 31, 2007, CFBank met each of its capital requirements, in each case on a fully phased-in basis.

			Excess	Capital
	Actual	Required	(Deficiency)	Actual	Required
	Capital	Capital	Amount	Percent	Percent
	(Dollars in thousands)
Tangible	$23,433	$4,144	$19,289	8.5%	1.5%

Core (Leverage)	23,433	11,051	12,382	8.5%	4.0%

Risk-based	26,097	18,962	7,135	11.0%	8.0%

Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire the savings institution’s shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event CFBank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, CFBank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2007, CFBank was classified as a Tier 1 Bank.
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
Community Reinvestment. Under the Community Reinvestment Act (the CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the association. The CRA also requires each institution to publicly disclose its CRA rating. CFBank’s CRA rating based on the latest assessment by the OTS was “satisfactory.”
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

Transactions with Related Parties. CFBank’s authority to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act (FRA). Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).
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
At December 31, 2007, CFBank met the criteria for being considered “well-capitalized.” When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law.
Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (i) well capitalized, (ii) adequately capitalized or (iii) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned. Assessment rates for DIF member institutions currently range from 0 basis points to 40 basis points. The FDIC is authorized to raise the assessment rates in certain circumstances. The FDIC has exercised this authority several times in the past and may raise insurance premiums in the future. If the FDIC takes such action, it could have an adverse effect on the earnings of CFBank and the Company.
In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation (FICO) to recapitalize the predecessor to the SAIF, now a predecessor to the DIF.
In 2006, the Federal Deposit Insurance Reform Act of 2005 (Reform Act) was signed into law. The Reform Act increases the coverage limit for retirement accounts to $250 thousand. In addition, the Reform Act allowed the FDIC to set the target reserve ratio between 1.15% and 1.50%. The current target ratio is 1.25%. In addition, the Reform Act provided eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, to share a one-time assessment credit based on their share of the aggregate 1996 assessment base. CFBank received notification from the FDIC that its one-time assessment credit was $103 and offset all of the FDIC premiums in 2007 except for payments for FICO bonds, which totaled $21. A significant increase in DIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of CFBank.
Under the Reform Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.
Federal Home Loan Bank System. CFBank is a member of the FHLB of Cincinnati, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions by providing a readily available, competitively priced source of funding which can be used for a wide variety of asset/liability purposes. CFBank, as a member of the FHLB of Cincinnati, is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount based on CFBank’s total assets and outstanding advances. The stock requirement is subject to change by the FHLB. CFBank was in compliance with the requirement with an investment in FHLB of Cincinnati stock at December 31, 2007 of $2.0 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.
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
Federal Reserve System. CFBank is subject to provisions of the FRA and the regulations of the Federal Reserve (FR) pursuant to which depositary institutions may be required to maintain non-interest-earning reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts, primarily NOW and regular checking accounts. The FR regulations generally require that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $43.9 million. The aggregate transaction accounts in excess of $43.9 million are currently subject to a reserve ratio of $1.038 million plus 10.0%. The FR regulations currently exempt $9.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FR at the end of each year. CFBank is in compliance with the foregoing reserve requirements. Because required reserves must be maintained in the form of vault cash, a noninterest-bearing account at a Federal Reserve Bank, or a pass-through account as defined by the FR, the effect of this reserve requirement is to reduce CFBank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FR may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve discount window, but FR regulations require such institutions to exhaust all FHLB sources before borrowing from a Federal Reserve Bank.

Privacy Regulations. The OTS has issued regulations implementing the privacy protection provisions of the GLB Act. The regulations generally require that CFBank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to any customer at the time of establishing the customer relationship and annually thereafter. In addition, CFBank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. CFBank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.
The USA PATRIOT Act. The USA PATRIOT Act of 2001 was enacted on October 26, 2001 and was renewed in substantially the same form on March 9, 2006. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001 (the IMLAFA). The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. The IMLAFA requires United States financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. CFBank has adopted policies and procedures to meet the requirements of the IMLAFA.
Holding Company Regulation
The holding company is a savings and loan holding company regulated by the OTS and, as such, is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the holding company and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.
Permissible Activities of Central Federal Corporation. Because the holding company acquired CFBank prior to May 4, 1999, the holding company is permitted to engage in the following non-financial activities under the GLB Act: (i) furnishing or performing management services for a savings institution subsidiary; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from a savings institution subsidiary; (iv) holding or managing properties used or occupied by a savings institution subsidiary; (v) acting as trustee under a deed of trust; (vi) any other activity (a) that the FR, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the BHC Act), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987; (vii) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and (viii) any activity permissible for financial holding companies under section 4(k) of the BHC Act.
Permissible activities which are deemed to be financial in nature or incidental thereto under section 4(k) of the BHC Act include: (i) lending, exchanging, transferring, investing for others or safeguarding money or securities; (ii) insurance activities or providing and issuing annuities, and acting as principal, agent or broker; (iii) financial, investment or economic advisory services; (iv) issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly; (v) underwriting, dealing in or making a market in securities; (vi) activities previously determined by the FR to be closely related to banking; (vii) activities that bank holding companies are permitted to engage in outside of the United States; and (viii) portfolio investments made by an insurance company.
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
If the savings institution subsidiary of a federal mutual holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FR as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.
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
Federal Securities Laws. Central Federal Corporation common stock is registered with the Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, we are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.
Sarbanes-Oxley Act. As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act’s principal legislation and the derivative regulation and rule making promulgated by the Commission includes: (i) the creation of an independent accounting oversight board; (ii) auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients; (iii) additional corporate governance and responsibility measures, including the requirement that the principal executive officer and principal financial officer certify financial statements; (iv) a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to its independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting; (v) the forfeiture of bonuses or other incentive-based compensation and profits from the sale of the company’s securities by directors and senior officers in the twelve-month period following initial publication of any financial statements that later require restatement; (vi) an increase in the oversight of, and enhancement of certain requirements relating to audit committees of public companies and how they interact with independent auditors; (vii) the requirement that audit committee members must be independent and are absolutely barred from accepting consulting, advisory or other compensatory fees from the issuer; (viii) the requirement that companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the Commission) and if not, why not; (ix) expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods; (x) a prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions; (xi) disclosure of a code of ethics and the requirement of filing of a Form 8-K for a change or waiver of such code; (xii) mandatory disclosure by analysts of potential conflicts of interest; and (xiii) a range of enhanced penalties for fraud and other violations.
Compliance with the Sarbanes-Oxley Act and the regulations promulgated thereunder may have a material impact on our results of operations and financial condition. The independent auditor attestation requirement of the internal control rules becomes applicable to the Company as a “non-accelerated filer” for the year ending December 31, 2008 (or, if the current proposal of the Commission is adopted, for the year ending December 31, 2009), and costs associated with this attestation will be borne by the Company. The Commission has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act. To date, the Commission has implemented most of the provisions of the Sarbanes-Oxley Act. However, the Commission continues to issue final rules, guidance, reports, and press releases. As the Commission provides new requirements, we will continue to review those rules and comply as required.
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
Federal and State Taxation
Federal Taxation
General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and CFBank. We are subject to a maximum federal income tax rate of 34% for 2007. The Company currently has net operating losses totaling $700,000, $2.7 million and $437,000 that expire in 2023, 2024 and 2025, respectively, and originated in tax years 2003, 2004 and 2005.
Distributions. Under the Small Business Job Protection Act of 1996, if CFBank makes “non-dividend distributions” to the holding company, such distributions will be considered to have been made from CFBank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from CFBank’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in CFBank’s taxable income. Non-dividend distributions include distributions in excess of CFBank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of CFBank’s current or accumulated earnings and profits will not be so included in CFBank’s taxable income.
The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a non-dividend distribution to the holding company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the reserves described in the previous paragraph) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. CFBank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. Only 90% of AMTI can be offset by AMT net operating loss carryovers The company currently has AMT net operating losses totaling $728, $2.6 million and $324,000 that originated in tax years 2003, 2004 and 2005, respectively. AMTI is increased by an amount equal to 75% of the amount by which the Company’s adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses).
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
CFBank is a “financial institution” for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of CFBank’s apportioned book net worth, determined in accordance with U.S. generally accepted accounting principles, less any statutory deductions. As a “financial institution,” CFBank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.
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
Available Information
Our website address is www.CFBankonline.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the Commission. These reports can be found on our website under the caption “CF News and Links — Investor Relations — SEC Filings.” Investors also can obtain copies of our filings from the Commission’s website at www.sec.gov.
Item 2. Properties.
We conduct our business through four offices located in Summit, Columbiana, and Franklin Counties, Ohio. The net book value of the Company’s properties and leasehold improvements totaled $4.7 million at December 31, 2007 and included $2.8 million in land acquisition and construction costs of a new CFBank office in Worthington, Ohio (also located in Franklin County). Ghent Road, Inc. owned land located adjacent to the Fairlawn office held for future development that totaled $702,000 at year-end 2007.

		Original Year
	Leased or	Leased or	Date of Lease
Location	Owned	Acquired	Expiration
Administrative/Home Office:
2923 Smith Rd	Leased	2004	2014
Fairlawn, Ohio 44333

Branch Offices:
601 Main Street	Owned	1989	—
Wellsville, Ohio 43968

49028 Foulks Drive	Owned	1979	—
East Liverpool, Ohio 43920

7000 N. High St	Owned	2007	—
Worthington, Ohio 43085
Item 3. Legal Proceedings.
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
Richard J. O’Donnell, the former President of Reserve, filed an arbitration against CFBank, and in September 2007 was awarded $662,000 plus 5,000 options of Company stock. CFBank paid the award and the Company granted the options. Mr. O’Donnell owned 5.5% of the Company’s outstanding shares at the time the dispute arose. In January 2006, the Company issued 2.3 million shares of its common stock in a public stock offering and, as a result of the increase in the number of outstanding shares, Mr. O’Donnell’s ownership was reduced to 2.7%.
In June 2005, CFBank executed an agreement with Kaleidico LLC for creation of a residential mortgage lead generation interface system. CFBank maintains that it owns the intellectual property developed under the contract. CFBank, further maintaining that the system developed under the contract by Kaleidico is functionally inadequate, seeks the return of the intellectual property. Kaleidico resists CFBank’s ownership claim. The contract between CFBank and Kaleidico calls for dispute resolution through arbitration, although CFBank and Kaleidico are first attempting informal resolution through negotiation. An outcome cannot be determined at this time.
We are not a party to any other pending legal proceeding that management believes would have a material adverse effect on our financial condition or operations, if decided adversely to us.
No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service (IRS) in calendar year 2007 or at any other time, in connection with any transaction deemed by the IRS to be abusive or to have a significant tax avoidance purpose.
Item 4. Submission of Matters to a Vote of Security Holders.
None
PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
During the period covered by this report, the Company did not sell any securities that were not registered under the Securities Act, and, during the fiscal quarter ended December 31, 2007, the Company did not repurchase any of its securities.
The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared” on page 17 and in “Note 16 — Capital Requirements and Restrictions on Retained Earnings” at page 43 therein, respectively.
The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6 Selected Financial Data.
Information required by Item 301 of Regulation S-K is incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Selected Financial and Other Data” at page 4 therein.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Information required by Item 303 of Regulation S-K is incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
Information required by Item 305 of Regulation S-K is incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.
Item 8. Financial Statements and Supplementary Data.
The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act. The consolidated financial statements appear under the caption “Financial Statements” at page 18 therein and include the following:
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None
Item 9A. Controls and Procedures.
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308T of Regulation S-K is incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Report on Internal Control Over Financial Reporting” at page 18 therein.
Changes in internal control over financial reporting. We made no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter of 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
None
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors. Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”
Executive Officers of the Registrant

	Age at
	December 31,
Name	2007	Position held with the Company and/or Subsidiaries
Mark S. Allio	53	Chairman, President and Chief Executive Officer, Company; Chairman and Chief Executive Officer, CFBank
Raymond E. Heh	65	President and Chief Operating Officer, CFBank
R. Parker MacDonell	53	President — Columbus Region, CFBank
Eloise L. Mackus	57	Senior Vice President, General Counsel and Secretary, Company and CFBank
Therese Ann Liutkus	48	Treasurer and Chief Financial Officer, Company and CFBank

Mark S. Allio, Chairman, President and Chief Executive Officer of Central Federal and Chairman and Chief Executive Officer of CFBank, joined us in February 2005 and has more than 30 years of banking and banking-related experience, including service as President and Chief Executive Officer of Rock Bank in Livonia, Michigan, an affiliate of Quicken Loans, Inc., from April 2003 to December 2004. He was previously President of Third Federal Savings, MHC in Cleveland, Ohio, a multi-billion dollar thrift holding company from January 2000 to December 2002 and Chief Financial Officer of Third Federal from 1988 through 1999.
Raymond E. Heh, President and Chief Operating Officer, joined CFBank in June 2003. Formerly, Mr. Heh held numerous positions at Bank One Akron NA including Chairman, President and CEO. He was with Bank One Akron NA for 18 years and has over 40 years of experience in the commercial banking industry. Mr. Heh is a graduate of The Pennsylvania State University.
R. Parker MacDonell, President — Columbus Region, joined CFBank in May 2003. Mr. MacDonell is a third generation Ohio banker with 20 years of commercial banking experience. He is a former Senior Vice President of Bank One Columbus NA, a position he held for three years during his 15 year tenure with Bank One. He is a graduate of Dartmouth College and received his master’s degree from Yale University.
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
Therese Ann Liutkus joined the Company and CFBank as Chief Financial Officer in November 2003. Prior to that time, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for six years, and she has more than 20 years of banking experience. Ms. Liutkus is a certified public accountant and has a bachelor’s degree in accounting from Cleveland State University.
Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS —Section 16(a) Beneficial Ownership Reporting Compliance.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Section 16 Filings.”
Code of Ethics. We have adopted a code of ethics, our Code of Ethics and Business Conduct, which meets the requirements of Item 406 of Regulation S-K and applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. Since our inception in 1998, we have had a code of ethics. We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Corporate Governance.”

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”
Item 11. Executive Compensation.
Information required by Item 402 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “EXECUTIVE COMPENSATION.”
Information required by Item 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “Meetings and Comittees of the Board of Directors — Compensation and Management Development Committee” and “Compensation and Management Development Committee Report.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “STOCK OWNERSHIP.”
Related Stockholder Matters — Equity Compensation Plan Information. Information required by Item 201(d) of Regulation S-K is incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Note 15 — Stock-Based Compensation” at page 41 therein.
See Part II, Item 8, Financial Statements, Notes 1 and 15, for a description of the principal provisions of our equity compensation plans. The information required by Item 8 is incorporated by reference to our 2007 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 18 therein.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”
Item 14. Principal Accounting Fees and Services.
Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to our definitive Proxy Statement for our 2008 Annual Meeting of Stockholders filed with the Commission on March 27, 2008, under the caption “PROPOSAL 2: RATIFICATION OF APPOINTMENT OF INDEPENDENT AUDITORS.”

PART III
Item 15. Exhibits, Financial Statement Schedules
See Exhibit Index at page 40 of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

/s/ Mark S. Allio Mark S. Allio Chairman, President and Chief Executive Officer

Date: March 27, 2008
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark S. Allio	Chairman of the Board, President	March 27, 2008
Mark S. Allio (principal executive officer)	and Chief Executive Officer

/s/ Therese Ann Liutkus	Treasurer and Chief Financial Officer	March 27, 2008
Therese Ann Liutkus, CPA (principal accounting and financial officer)

/s/ David C. Vernon David C. Vernon	Chairman Emeritus	March 27, 2008

/s/ Jeffrey W. Aldrich Jeffrey W. Aldrich	Director	March 27, 2008

/s/ Thomas P. Ash Thomas P. Ash	Director	March 27, 2008

/s/ William R. Downing William R. Downing	Director	March 27, 2008

/s/ Gerry W. Grace Gerry W. Grace	Director	March 27, 2008

/s/ Jerry F. Whitmer Jerry F. Whitmer	Director	March 27, 2008

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089 filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005)

3.3	Second Amended and Restated Bylaws of the registrant

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089 filed with the Commission on September 23, 1998)

10.1*	Salary Continuation Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.2*	Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.3*	Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.4*	Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.5*	Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.6*	Second Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.7*	Second Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.8*	Third Amendment to Employment Agreement between Central Federal Corporation and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 8, 2007)

10.9*	Third Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on January 8, 2007)

11.1	Statement Re: Computation of Per Share Earnings

13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2007

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K