Form 10-Q
period 2008-03-31
CENTRAL FEDERAL CORP
filed 2008-05-14
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number 0-25045
CENTRAL FEDERAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-1877137

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
2923 Smith Road, Fairlawn, Ohio 44333

(Address of principal executive offices)
(330) 666-7979

(Registrant’s telephone number, including area code)

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☑
As of April 30, 2008, there were 4,192,662 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2008
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$6,914	$3,894
Securities available for sale	27,607	28,398
Loans held for sale	1,965	457
Loans, net of allowance of $2,729 and $2,684	224,748	230,475
Federal Home Loan Bank stock	2,054	1,963
Loan servicing rights	146	157
Foreclosed assets, net	—	86
Premises and equipment, net	5,544	5,717
Bank owned life insurance	3,798	3,769
Deferred tax asset	1,777	1,995
Accrued interest receivable and other assets	1,841	2,671

	$276,394	279,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$12,166	$12,151
Interest bearing	174,192	182,157

Total deposits	186,358	194,308
Federal Home Loan Bank advances	55,150	49,450
Advances by borrowers for taxes and insurance	71	154
Accrued interest payable and other liabilities	2,109	3,136
Subordinated debentures	5,155	5,155

Total liabilities	248,843	252,203

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2008 — 4,661,195 shares issued, 2007 — 4,628,320 shares issued	46	46
Additional paid-in capital	27,361	27,348
Retained earnings	1,312	1,411
Accumulated other comprehensive income	445	187
Treasury stock, at cost (193,533 shares)	(1,613)	(1,613)

Total shareholders’ equity	27,551	27,379

	$276,394	$279,582

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended
	March 31,
	2008	2007
Interest and dividend income
Loans, including fees	$3,977	$3,538
Securities	355	376
Federal Home Loan Bank stock dividends	26	40
Federal funds sold and other	1	4

	4,359	3,958

Interest expense
Deposits	1,775	1,669
Federal Home Loan Bank advances and other debt	440	381
Subordinated debentures	100	106

	2,315	2,156

Net interest income	2,044	1,802

Provision for loan losses	224	35

Net interest income after provision for loan losses	1,820	1,767

Noninterest income
Service charges on deposit accounts	82	57
Net gains on sales of loans	36	75
Loan servicing fees, net	11	21
Net gain on sales of securities	23	—
Earnings on bank owned life insurance	29	32
Other	3	15

	184	200

Noninterest expense
Salaries and employee benefits	1,048	1,063
Occupancy and equipment	106	119
Data processing	145	134
Franchise taxes	82	69
Professional fees	70	88
Director fees	34	37
Postage, printing and supplies	51	51
Advertising and promotion	12	24
Telephone	22	29
Loan expenses	7	5
Foreclosed assets, net	(1)	6
Depreciation	175	143
Other	88	84

	1,839	1,852

Income before income taxes	165	115

Income tax expense	41	30

Net income	$124	$85

Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated Other		Total
	Common	Additional	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Paid-In Capital	Earnings	Income	Stock	Equity

Balance at January 1, 2008	$46	$27,348	$1,411	$187	$(1,613)	$27,379

Comprehensive income:
Net income			124			124
Other comprehensive income				258		258

Total comprehensive income						382

Issuance of 32,875 stock based incentive plan shares		—				—
Release of 4,277 stock based incentive plan shares		29				29
Tax benefits from dividends on unvested stock based incentive plan shares		1				1
Tax effect from vesting of stock based incentive plan shares		(20)				(20)
Stock option expense		3				3
Cash dividends declared ($.05 per share)			(223)			(223)

Balance at March 31, 2008	$46	$27,361	$1,312	$445	$(1,613)	$27,551

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Net income	$124	$85

Change in net unrealized gain (loss) on securities available for sale	415	89

Less: Reclassification adjustment for gains later recognized in net income	(23)	—

Net unrealized gain	392	89

Tax effect	(134)	(30)

Other comprehensive income	258	59

Comprehensive income	$382	$144

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2008	2007

Cash flows from operating activities	$(1,160)	$1,091

Cash flows from investing activities
Available-for-sale securities:
Sales	23	—
Maturities, prepayments and calls	4,047	934
Purchases	(2,829)	(749)
Loan originations and payments, net	5,516	(3,675)
Loans purchased	—	(2,104)
Proceeds from redemption of FHLB stock	—	850
Purchase of FHLB stock	(65)	—
Additions to premises and equipment	(2)	(573)
Proceeds from the sale of foreclosed assets	86	—

Net cash from investing activities	6,776	(5,317)

Cash flows from financing activities
Net change in deposits	(7,991)	(2,082)
Net change in short-term borrowings from the FHLB and other debt	(1,300)	3,450
Proceeds from FHLB advances and other debt	8,000	3,200
Repayments on FHLB advances and other debt	(1,000)	(1,000)
Net change in advances by borrowers for taxes and insurance	(83)	(58)
Cash dividends paid	(222)	(409)

Net cash from financing activities	(2,596)	3,101

Net change in cash and cash equivalents	3,020	(1,125)

Beginning cash and cash equivalents	3,894	5,403

Ending cash and cash equivalents	$6,914	$4,278

Supplemental cash flow information:
Interest paid	$2,247	$2,091
Income taxes paid	16	10
See accompanying notes to consolidated financial statements.

7.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The consolidated financial statements include Central Federal Corporation and its wholly owned subsidiaries, CFBank and Ghent Road, Inc., together referred to as the “Company”. The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accounting principles have been condensed or omitted.
In the opinion of the management of the Company, the accompanying consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-K for the period ended December 31, 2007. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2007 Annual Report that was filed as Exhibit 13.1 to the Form 10-K. The Company has consistently followed those policies in preparing this Form 10-Q.
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
The factors used in the earnings per share computation follow.

	Three months ended March 31,
	2008	2007
Basic
Net income	$124	$85

Weighted average common shares outstanding	4,429,487	4,532,596

Basic earnings per common share	$0.03	$0.02

Diluted
Net income	$124	$85

Weighted average common shares outstanding for basic earnings per share	4,429,487	4,532,596

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	426	42

Average shares and dilutive potential common shares	4,429,913	4,532,638

Diluted earnings per common share	$0.03	$0.02

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

	Three months ended March 31,
	2008	2007

Stock options	294,622	280,389
Stock based incentive plan shares	19,209	19,664
Operating Segments:
Prior to 2008, internal financial information was primarily reported and aggregated in two lines of business, banking and mortgage banking. Beginning in 2008, mortgage banking activities are considered to be part of banking activities due to mortgage banking activities’ insignificant contribution to the Company’s overall performance. While the chief decision-makers monitor the revenue streams of the Company’s various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Adoption of New Accounting Standards:
Fair Value Option and Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value, and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, “Effective Date of FASB Statement No. 157.” This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The impact of adoption was not material and is described below.
In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

9.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair Value Measurement
Statement 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) on identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, and other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate fair value.
Securities: The fair value of securities available for sale are determined using pricing models that vary based by asset class and include available trade, bid, and other market information. Generally, methodology includes broker quotes, models, and vast descriptive terms and conditions databases. Fair value of securities available for sale may also be determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.
Loans held for sale: The fair value of loans held for sale is determined, when possible, using quoted secondary-market prices. If no such quoted price exists, the fair value of a loan is determined using quoted prices for a similar asset or assets, adjusted for the specific attributes of that loan.
Derivatives: Our derivative instruments consist of interest-rate swaps. As such, significant fair value inputs can generally be verified and do not typically involve significant judgments by management.
Servicing rights: The fair value of mortgage servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.

10.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Assets measured at fair value on a recurring basis are summarized below.

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$27,607	$—	$27,607	$—

	$27,607	$—	$27,607	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at March 31, 2008 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Loan servicing rights	$146	$—	$146	$—

	$146	$—	$146	$—

There were no impairment charges recognized during the period, however there was a $4 valuation allowance on loan servicing rights at March 31, 2008.

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 2 — LOANS
Loans were as follows:

	March 31,	December 31,
	2008	2007

Commercial	$35,911	$35,334
Real estate:
Single-family residential	31,029	31,082
Multi-family residential	43,255	43,789
Commercial	90,766	95,088
Consumer	26,890	28,248

Subtotal	227,851	233,541
Less: Net deferred loan fees	(374)	(382)
Allowance for loan losses	(2,729)	(2,684)

Loans, net	$224,748	$230,475

Real estate loans include $5,643 and $6,184 in construction loans at March 31, 2008 and December 31, 2007.
Activity in the allowance for loan losses was as follows.

	Three months ended
	March 31,
	2008	2007

Beginning balance	$2,684	$2,109
Provision for loan losses	224	35
Loans charged-off	(180)	(8)
Recoveries	1	14

Ending balance	$2,729	$2,150

Individually impaired loans were as follows.

	March 31,	December 31,
	2008	2007
Period-end loans with no allocated allowance for loan losses	$1,264	$—
Period-end loans with allocated allowance for loan losses	—	—

Total	$1,264	$—

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 2 — LOANS (continued)

	Three months ended
	March 31,	March 31,
	2008	2007

Average of individually impaired loans during the period	$843	$—
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
Nonperforming loans were as follows:

	March 31,	December 31,
	2008	2007

Loans past due over 90 days still on accrual	$131	$97
Nonaccrual loans	1,492	391
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 3 — STOCK COMPENSATION PLANS
The Company has two share based compensation plans as described below. Total compensation cost charged against income for those plans in the three-month periods ended March 31, 2008 and 2007 was $33 and $45, respectively. The total income tax benefit related to the compensation cost in the three-month periods ended March 31, 2008 and 2007 was $11 and $15, respectively.
The Company’s stock-based incentive plans (the “Plans”), which are shareholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-based Incentive Plan provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan, as amended and restated, provided an aggregate of 500,000 shares for stock option grants and restricted stock awards, of which up to 150,000 shares can be awarded in the form of restricted stock awards.
Stock Options
The Plans permit the Company to grant stock options to its directors, officers and employees for up to 693,887 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally have full vesting periods ranging from 3 to 5 years and are exercisable for a period of 10 years from the date of grant.

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 3 — STOCK COMPENSATION PLANS (continued)
The fair value of each option award is estimated on the date of grant using a closed form option valuation model (Black-Scholes) that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. (Employee and management stock options are tracked separately.) The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of the options granted during the three-month periods ended March 31, 2008 and 2007 was determined using the following weighted-average assumptions as of the grant dates.

	Three months
	ended March 31,
	2008	2007

Risk-free interest rate	2.36%	4.68%
Expected term (years)	6	6
Expected stock price volatility	23%	23%
Dividend yield	4.96%	4.90%
The following table summarizes the stock option activity in the Plans for the three months ended March 31, 2008:

	Three months ended March 31, 2008
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual Term
	Shares	Exercise Price	(Years)	Intrinsic Value

Options outstanding, beginning of period	299,622	$10.94	6.0	$—
Granted	37,975	4.03
Exercised	—	—
Forfeited or expired	(5,000)	10.42

Options outstanding, end of period	332,597	$10.16	6.2	$—

Options exercisable, end of period	280,388	$11.13	5.3	$—

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 3 — STOCK COMPENSATION PLANS (continued)
The following table presents information related to the stock option Plans with respect to the three-month periods ended March 31, 2008 and 2007.

	Three months
	ended March 31,
	2008	2007

Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Related tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	0.49	1.19
As of March 31, 2008, there was $27 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.9 years.
Restricted Stock Awards
The Plans permit the Company to award restricted stock to directors, officers and employees. Compensation expense related to restricted stock awards is recognized over the vesting period of the shares based on the market value of the shares at issue date. Shares of restricted stock issuable under the Plans totaled 27,250 at March 31, 2008. During the three months ended March 31, 2008 and March 31, 2007, 32,875 and 18,250 shares of restricted stock were issued, respectively.
The following table summarizes changes in the Company’s nonvested shares for the three-month period ended March 31, 2008.

	Three months
	ended March 31, 2008
		Weighted-
		Average
		Grant-Date
	Shares	Fair Value

Nonvested shares outstanding at beginning of period	32,525	$8.79
Granted	32,875	4.03
Vested	(10,692)	8.28
Forfeited	—	—

Nonvested shares outstanding at end of period	54,708	$6.03

As of March 31, 2008, there was $195 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the three months ended March 31, 2008 and 2007 was $47 and $54, respectively.

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES
The following table sets forth advances from the Federal Home Loan Bank (“FHLB”) at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007

Maturity April 2008 at 2.30% floating rate	$36,950	$—
Maturity January 2008 at 4.00% floating rate	—	38,250
Maturities September 2008 thru March 2010, fixed at rates from 2.48% to 5.60%, averaging 4.14% at March 31, 2008, and maturities March 2008 thru March 2010, fixed at rates from 2.90% to 5.60%, averaging 4.89% at December 31, 2007	18,200	11,200

Total	$55,150	$49,450

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The following table sets forth the collateralization of advances from the FHLB at March 31, 2008 and December 31, 2007.

	March 31, 2008	December 31, 2007

First mortgage loans under a blanket lien arrangement	$26,500	$26,649
Second mortgage loans	569	577
Multi-family mortgage loans	20,692	15,227
Home equity lines of credit	10,119	9,918
Commercial real estate loans	58,913	62,287
Securities	14,981	15,401

Total	$131,774	$130,059

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible (as of March 31, 2008) to borrow up to $71,479 from the FHLB.
Payment information
Required payments over the next five years are:

March 31, 2009	$40,150
March 31, 2010	15,000

Total	$55,150

16.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS

The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.
Forward-Looking Statements
Certain statements contained in this Form 10-Q which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying those statements. Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including: (i) changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; (ii) competitive pressures; (iii) fluctuations in interest rates; (iv) the level of defaults and prepayments on loans made by CFBank; (v) unanticipated litigation, claims or assessments; (vi) fluctuations in the cost of obtaining funds to make loans; and (vii) regulatory changes. Further information on these risk factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Forward-looking statements speak only as of the date on which they are made and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made to reflect unanticipated developments, events or circumstances.
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
General
Our net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.
Other than as discussed above, we are not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. We are not aware of any current recommendations by regulators which would have a material effect if implemented.
Financial Condition
General. Assets totaled $276.4 million at March 31, 2008, a decrease of $3.2 million, or 1.1%, from $279.6 million at December 31, 2007. The decline was primarily due to a decrease in commercial real estate loan balances.

17.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash and Cash Equivalents. Cash and cash equivalents increased $3.0 million, from $3.9 million at December 31, 2007 to $6.9 million at March 31, 2008. This 77.6% increase is attributable to loan payoffs received on March 31, 2008 and invested in overnight Federal Funds.
Securities. Securities available for sale totaled $27.6 million at March 31, 2008, a decrease of $791,000, or 2.8%, compared to $28.4 million at December 31, 2007 due to current period security maturities and repayments on mortgage-backed securities, partially offset by purchases.
Loans. Net loans totaled $224.7 million at March 31, 2008 and decreased $5.8 million, or 2.5%, from $230.5 million at December 31, 2007. Commercial, commercial real estate and multi-family loans totaled $169.9 million at March 31, 2008 and decreased $4.3 million, or 2.5%, from $174.2 million at December 31, 2007. The decrease was due to loan payoffs primarily in the commercial real estate loan portfolio. Consumer loans decreased $1.3 million and totaled $26.9 million at March 31, 2008 compared to $28.2 million at December 31, 2007. The decrease was primarily due to repayments on auto loans and home equity lines of credit. Mortgage loans totaled $31.0 million at March 31, 2008 and decreased $53,000 from $31.1 million at December 31, 2007.
Deposits. Deposits totaled $186.4 million at March 31, 2008 and decreased $8.0 million, or 4.1%, from $194.3 million at December 31, 2007. Certificate of deposit accounts decreased $8.1 million, which included $6.7 million in brokered accounts where CFBank exercised its call option. These callable accounts, which had an average cost of 5.50%, were replaced at lower current market funding rates at an annual cost savings of approximately $133,000. Money market account balances increased $370,000, traditional savings account balances increased $355,000 and interest bearing checking account balances decreased $611,000 during the quarter.
Federal Home Loan Bank advances. Federal Home Loan Bank (“FHLB”) advances totaled $55.2 million at March 31, 2008 and increased $5.7 million, or 11.5%, compared to $49.5 million at December 31, 2007. FHLB advances were used to fund the decrease in deposits.
Shareholders’ equity. Shareholders’ equity totaled $27.6 million at March 31, 2008 and increased $172,000, or 0.6%, compared to $27.4 million at December 31, 2007. The increase in equity was due to current quarter net income and an increase in the market value of securities, offset by dividends to shareholders.
Comparison of the Results of Operations for the Three Months Ended March 31, 2008 and 2007
General. Net income increased 45.9% and totaled $124,000, or $.03 per diluted share, for the quarter ended March 31, 2008, compared to $85,000, or $.02 per diluted share, for the quarter ended March 31, 2007.
Net interest income. Net interest income increased $242,000 to $2.0 million for the quarter ended March 31, 2008, compared to $1.8 million for the quarter ended March 31, 2007. The increase was primarily due to a $36.0 million increase in average interest-earning assets from the first quarter of 2007 to the first quarter of 2008. The resultant growth in interest income was reduced by higher interest expense due to a $36.6 million increase in the average balance of interest-bearing liabilities from the first quarter of 2007 to the first quarter of 2008. Reductions in the Federal Funds rate, the prime rate and other market indices resulted in a decrease in both asset yields and funding costs in the first quarter of 2008. The yield on interest-earning assets declined 36 basis points (“bp”) to 6.77% in the first quarter of 2008, from 7.13% in the first quarter of 2007. The average cost of interest-bearing liabilities declined 41 bp to 3.96% in the first quarter of 2008, from 4.37% in the first quarter of 2007. Interest income increased 10.1% and interest expense increased 7.4%, resulting in a 13.4% increase in net interest income for the first quarter of 2008 compared to the first quarter of 2007. Net interest margin decreased 6 bp to 3.18% in the first quarter of 2008, from 3.24% in the first quarter of 2007.
Interest income increased $401,000, or 10.1%, to $4.4 million for the first quarter of 2008, compared to $4.0 million for the first quarter of 2007. The increase in interest income was primarily due to an increase in income on loans. Interest income on loans

18.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS

increased $439,000, or 12.4%, to $4.0 million for the quarter ended March 31, 2008, from $3.5 million in the first quarter of 2007. The increase in income was due to an increase in the average balance of loans, partially offset by a decline in the average yield on loans. The average balance of loans outstanding increased $38.6 million, or 20.4%, to $228.0 million in the first quarter of 2008, from $189.4 million in the first quarter of 2007. The average yield on loans decreased 49 bp to 6.98% in the first quarter of 2008, from 7.47% in the first quarter of 2007. The decrease in yield was due to origination of new loans at lower market interest rates and downward repricing on adjustable rate loans in the portfolio.
Interest expense increased $159,000, or 7.4%, to $2.3 million for the first quarter of 2008, compared to $2.2 million in the first quarter of 2007. The increase was due to an increase in interest expense on both deposits and borrowings. Interest expense on deposits increased $106,000, or 6.4%, to $1.8 million for the first quarter of 2008, from $1.7 million in the first quarter of 2007. The increase in expense was due to an increase in average deposit balances, partially offset by a decrease in the cost of deposits. Average deposit balances increased $22.7 million, or 14.6%, to $178.3 million in the first quarter of 2008, from $155.5 million in the first quarter of 2007. The increase in average deposit balances was due to an increase in checking, certificate of deposit and money market account balances. The average cost of deposits decreased 31 bp to 3.98% in the first quarter of 2008, from 4.29% in the first quarter of 2007, due to declining market interest rates in the current year quarter. Interest expense on FHLB advances and other debt, including subordinated debentures, increased $53,000 to $540,000 in the first quarter of 2008, from $487,000 in the first quarter of 2007. The increase in expense was due to an increase in the average balance of FHLB advances, partially offset by a decrease in the average cost of these advances. Average borrowing balances increased $13.8 million, or 33.2%, in the first quarter of 2008 to $55.5 million, from $41.6 million in the first quarter of 2007. The increase in average borrowing balances was due to the use of FHLB advances to fund loan growth. The average cost of borrowings decreased 79 bp to 3.89% in the first quarter of 2008, from 4.68% in the first quarter of 2007. The decrease in cost was due to a decline in FHLB borrowing rates in response to lower market interest rates.
Provision for loan losses. Provisions for loan losses are provided in relation to loan growth, portfolio composition, current economic conditions and trends, and ascertainable credit risk information available. The provision totaled $224,000 in the three months ended March 31, 2008, compared to $35,000 for the same period in 2007. The increase in the provision was due to an increase in nonperforming loans and loan charge-offs. Nonperforming loans increased $1.1 million and totaled $1.6 million, or 0.71% of total loans, at March 31, 2008 compared to $488,000, or 0.21% of total loans, at December 31, 2007. The increase in nonperforming loans was due to three multi-family loans to one borrower, totaling $1.3 million and secured by apartment buildings in the Columbus, Ohio area, which were past due and nonaccrual at March 31, 2008. For the quarter ended March 31, 2008, CFBank had net charge-offs of $179,000, or 0.32% on an annualized basis of average loans, that were principally related to one home equity line of credit on a property located outside of our market area.
The ratio of the allowance for loan losses to total loans was 1.20% at March 31, 2008, compared to 1.15% at December 31, 2007. Management believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at March 31, 2008; however, future additions to the allowance may be necessary based on factors such as changes in client business performance, economic conditions, and sudden changes in real estate values. Management continues to diligently monitor credit quality in the existing portfolio and analyzes potential loan opportunities carefully in order to manage credit risk.
Noninterest income. Noninterest income totaled $184,000 for the quarter ended March 31, 2008, compared to $200,000 in the first quarter of 2007. The decrease in noninterest income was primarily due to lower mortgage loan originations in the current year quarter, which resulted in lower net gains on sales of loans, partially offset by a $23,000 gain recognized on the redemption of VISA, Inc. shares.
Noninterest expense. Noninterest expense in the first quarter of 2008 totaled $1,839,000 and was comparable to $1,852,000 in the first quarter of 2007. The ratio of noninterest expense to average assets improved to 2.67% in

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS

the first quarter of 2008, compared to 3.11% in the first quarter of 2007, due to growth in total assets over the last 12-month period.
Income taxes. Income taxes totaled $41,000 for the quarter ended March 31, 2008 compared to $30,000 for the quarter ended March 31, 2007, due to higher pretax income in the first quarter of 2008.
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2007 Annual Report to Shareholders incorporated by reference into our 2007 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.
We have identified accounting polices that are critical accounting policies, and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the previous section captioned “Provision for Loan Losses” and in the notes to the consolidated financial statements in our 2007 Annual Report to Shareholders incorporated by reference into our 2007 Annual Report on Form 10-K, Note 1 (Summary of Significant Accounting Policies) and Note 3 (Loans).
Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating losses totaling $700,000, $2.7 million and $437,000 expire in 2023, 2024 and 2025, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As we continue our strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additional information is included in Notes 1 and 13 to our audited consolidated financial statements in our 2007 Annual Report to Shareholders incorporated by reference into our 2007 Annual Report on Form 10-K.
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

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management’s assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, lines of credit with commercial banks, use of brokered deposits and the ability to obtain deposits by offering above-market interest rates.
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At March 31, 2008, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $23.7 million, or 8.7% of adjusted total assets, which exceeds the required level of $13.6 million, or 5.0%; Tier 1 risk-based capital level of $23.7 million, or 10.2% of risk-weighted assets, which exceeds the required level of $14.0 million, or 6.0%; and risk-based capital of $26.4 million, or 11.4% of risk-weighted assets, which exceeds the required level of $23.3 million, or 10.0%.

21.

CENTRAL FEDERAL CORPORATION
Item 4T.
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
Changes in internal control over financial reporting. We made no changes in our internal controls or in other factors that could significantly affect these controls in the first quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

22.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 1. Legal Proceedings
Information required by Item 103 of Regulation S-K is incorporated by reference to our 2007 Annual Report on Form 10-K filed with the SEC on March 27, 2008 under the caption “Item 3. Legal Proceedings”.
Item 6. Exhibits

(a)	Exhibit
	Number	Exhibit

	3.1*	Certificate of Incorporation
	3.2**	Amendment to Certificate of Incorporation of the registrant
	3.2***	Second Amended and Restated Bylaws of the registrant
	4.0*	Form of Common Stock Certificate
	11.1	Statement Re: Computation of Per Share Earnings
	31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
	31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
	32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998

**	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005

***	Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007

23.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: May 14, 2008	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: May 14, 2008	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

24.