Form 10-Q
period 2008-06-30
CENTRAL FEDERAL CORP
filed 2008-08-13
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of July 31, 2008, there were 4,102,662 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2008
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$3,607	$3,894
Securities available for sale	26,182	28,398
Loans held for sale	1,805	457
Loans, net of allowance of $2,947 and $2,684	230,823	230,475
Federal Home Loan Bank stock	2,081	1,963
Loan servicing rights	134	157
Foreclosed assets, net	123	86
Premises and equipment, net	5,404	5,717
Bank owned life insurance	3,832	3,769
Deferred tax asset	1,865	1,995
Accrued interest receivable and other assets	2,766	2,671

	$278,622	279,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$13,458	$12,151
Interest bearing	185,485	182,157

Total deposits	198,943	194,308
Federal Home Loan Bank advances	46,775	49,450
Advances by borrowers for taxes and insurance	94	154
Accrued interest payable and other liabilities	1,689	3,136
Subordinated debentures	5,155	5,155

Total liabilities	252,656	252,203

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2008 - 4,661,195 shares issued, 2007 - 4,628,320 shares issued	47	46
Additional paid-in capital	27,388	27,348
Retained earnings	1,326	1,411
Accumulated other comprehensive income	111	187
Treasury stock, at cost; 2008 - 468,533 shares, 2007 - 193,533 shares	(2,906)	(1,613)

Total shareholders’ equity	25,966	27,379

	$278,622	$279,582

See accompanying notes to consolidated financial statements.

3.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$3,732	$3,776	$7,709	$7,314
Securities	338	400	693	776
Federal Home Loan Bank stock dividends	27	32	53	72
Federal funds sold and other	3	2	4	6

	4,100	4,210	8,459	8,168

Interest expense
Deposits	1,450	1,718	3,225	3,387
Federal Home Loan Bank advances and other debt	358	541	798	922
Subordinated debentures	73	106	173	212

	1,881	2,365	4,196	4,521

Net interest income	2,219	1,845	4,263	3,647

Provision for loan losses	260	107	484	142

Net interest income after provision for loan losses	1,959	1,738	3,779	3,505

Noninterest income
Service charges on deposit accounts	87	68	169	125
Net gains on sales of loans	61	97	97	172
Loan servicing fees, net	7	9	18	30
Net gain on sales of securities	21	—	44	—
Earnings on bank owned life insurance	34	32	63	64
Other	7	4	17	19

	217	210	408	410

Noninterest expense
Salaries and employee benefits	997	951	2,045	2,014
Occupancy and equipment	112	123	218	242
Data processing	145	149	290	283
Franchise taxes	84	69	166	138
Professional fees	95	105	165	193
Director fees	34	38	68	75
Postage, printing and supplies	44	42	95	93
Advertising and promotion	15	72	27	96
Telephone	22	24	44	53
Loan expenses	1	2	8	7
Foreclosed assets, net	9	4	8	10
Depreciation	176	154	351	297
Other	132	98	227	182

	1,866	1,831	3,712	3,683

Income before income taxes	310	117	475	232

Income tax expense	86	33	127	63

Net income	$224	$84	$348	$169

Earnings per share:
Basic	$0.05	$0.02	$0.08	$0.04
Diluted	$0.05	$0.02	$0.08	$0.04
See accompanying notes to consolidated financial statements.

4.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated
		Additional		Other		Total
		Paid-In		Comprehensive	Treasury	Shareholders’
	Common Stock	Capital	Retained Earnings	Income	Stock	Equity
Balance at January 1, 2008	$46	$27,348	$1,411	$187	$(1,613)	$27,379

Comprehensive income:
Net income			348			348
Other comprehensive loss				(76)		(76)

Total comprehensive income						272

Issuance of 32,875 stock based incentive plan shares	1					1
Release of 10,996 stock based incentive plan shares		63				63
Tax benefits from dividends on unvested stock based incentive plan shares		1				1
Tax effect from vesting of stock based incentive plan shares		(33)				(33)
Stock option expense		9				9
Purchase of 275,000 treasury shares at $4.70 per share					(1,293)	(1,293)
Cash dividends declared ($.10 per share)			(433)			(433)

Balance at June 30, 2008	$47	$27,388	$1,326	$111	$(2,906)	$25,966

See accompanying notes to consolidated financial statements.

5.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income	$224	$84	$348	$169

Change in net unrealized gain (loss) on securities available for sale	(487)	(371)	(72)	(282)

Less: Reclassification adjustment for gains later recognized in net income	(21)	—	(44)	—

Net unrealized gain (loss)	(508)	(371)	(116)	(282)

Tax effect	174	126	40	96

Other comprehensive loss	(334)	(245)	(76)	(186)

Comprehensive income (loss)	$(110)	$(161)	$272	$(17)

See accompanying notes to consolidated financial statements.

6.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2008	2007
Cash flows from operating activities	$(1,658)	$1,984

Cash flows from investing activities
Available-for-sale securities:
Sales	1,053	—
Maturities, prepayments and calls	7,121	3,209
Purchases	(5,963)	(4,873)
Loan originations and payments, net	(916)	(19,370)
Loans purchased	—	(5,145)
Proceeds from redemption of FHLB stock	—	850
Purchase of FHLB stock	(65)	—
Additions to premises and equipment	(38)	(2,042)
Proceeds from the sale of premises and equipment	2	9
Proceeds from the sale of foreclosed assets	86	—

Net cash from investing activities	1,280	(27,362)

Cash flows from financing activities
Net change in deposits	4,564	9,506
Net change in short-term borrowings from the FHLB and other debt	(12,675)	13,325
Proceeds from FHLB advances and other debt	11,000	3,200
Repayments on FHLB advances and other debt	(1,000)	(1,000)
Net change in advances by borrowers for taxes and insurance	(60)	(37)
Cash dividends paid	(445)	(819)
Repurchase of common stock	(1,293)	(830)

Net cash from financing activities	91	23,345

Net change in cash and cash equivalents	(287)	(2,033)

Beginning cash and cash equivalents	3,894	5,403

Ending cash and cash equivalents	$3,607	3,370

Supplemental cash flow information:
Interest paid	$4,181	$4,352
Income taxes paid	30	15

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$123	$262
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
In the opinion of the management of the Company, the accompanying consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for each of the three and six months ended June 30, 2008 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-K for the period ended December 31, 2007. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2007 Annual Report that was filed as Exhibit 13.1 to the Form 10-K. The Company has consistently followed those policies in preparing this Form 10-Q.
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
The factors used in the earnings per share computation follow.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic
Net income	$224	$84	$348	$169

Weighted average common shares outstanding	4,298,000	4,501,889	4,340,730	4,517,158

Basic earnings per common share	$0.05	$0.02	$0.08	$0.04

Diluted
Net income	$224	$84	$348	$169

Weighted average common shares outstanding for basic earnings per share	4,298,000	4,501,889	4,340,730	4,517,158

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	4,154	—	2,290	21

Average shares and dilutive potential common shares	4,302,154	4,501,889	4,343,020	4,517,179

Diluted earnings per common share	$0.05	$0.02	$0.08	$0.04

8.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted loss per share because the exercise price of the options was greater than the average stock price for the periods, or the fair value of the stock based incentive plan shares at the date of grant was greater than the average stock price for the periods.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Stock options	296,400	294,622	295,511	287,505
Stock based incentive plan shares	34,860	20,663	27,035	20,163
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
Adoption of New Accounting Standards:
Fair Value Option and Fair Value Measurements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value, expands disclosures about fair value measurements, establishes a fair value hierarchy about the assumptions used to measure fair value, and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The impact on the Company of its adoption of FAS 157 was not material and is described below.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or liabilities as of January 1, 2008.

9.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Fair Value Measurement
FAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy established by FAS 157 requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FAS 157 describes three levels of inputs that may be used to measure fair value:
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
Securities: The fair value of securities available for sale is determined using pricing models that vary based on asset class and include available trade, bid, and other market information. Fair value of securities available for sale may also be determined by matrix pricing, which is a mathematical technique used widely in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.
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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Assets measured at fair value on a recurring basis are summarized below.

Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Available for sale securities	$26,182	$—	$26,182	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

Fair Value Measurements at June 30, 2008 Using
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
		Assets	Observable Inputs	Inputs
	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Loan servicing rights	$134	$—	$134	$—

There were no impairment charges recognized during the period, however there was a $4 valuation allowance on loan servicing rights at June 30, 2008.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for the Company on January 1, 2008. The impact on the Company of its adoption of this issue was not material.
On November 5, 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB No. 105, Application of Accounting Principles to Loan Commitments (“SAB 105”), stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact on the Company of its adoption of SAB 109 was not material.

11.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In December 2007, the SEC issued SAB No. 110 (“SAB 110”), which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB 110 has no material impact on the Company’s consolidated financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In December 2007, the FASB issued SFAS No. 141(R) (revised version of SFAS No. 141), Business Combinations (“FAS 141(R)”). FAS 141(R) requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at their fair values as of the acquisition date. FAS 141(R) replaces SFAS No. 141’s cost-allocation process, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. FAS 141(R) applies to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. There will be no impact on the Company’s consolidated financial statements upon adoption.
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008. At the present time, the Company does not expect that adoption of this statement will have a material impact on the Company’s consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“FAS 161”). FAS 161 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“FAS 133”) and is intended to enhance the current disclosure framework in FAS 133. FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. At the present time, the Company does not expect that adoption of FAS 161 will have a material impact on the Company’s consolidated financial statements.

12.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS
Loans were as follows:

	June 30,	December 31,
	2008	2007
Commercial	$38,186	$35,334
Real estate:
Single-family residential	30,854	31,082
Multi-family residential	42,608	43,789
Commercial	96,229	95,088
Consumer	26,314	28,248

Subtotal	234,191	233,541
Less: Net deferred loan fees	(421)	(382)
Allowance for loan losses	(2,947)	(2,684)

Loans, net	$230,823	$230,475

         Real estate loans include $1,805 and $6,184 in construction loans at June 30, 2008 and December 31, 2007.
Activity in the allowance for loan losses was as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Beginning balance	$2,729	$2,150	$2,684	$2,109
Provision for loan losses	260	107	484	142

Loans charged-off	(46)	(1)	(226)	(9)
Recoveries	4	16	5	30

Ending balance	$2,947	$2,272	$2,947	$2,272

Individually impaired loans were as follows.

	June 30,	December 31,
	2008	2007
Period-end loans with no allocated allowance for loan losses	$1,910	$—
Period-end loans with allocated allowance for loan losses	—	—

Total	$1,910	$—

13.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Average of individually impaired loans during the period	$1,694	$—	$1,269	$—
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized	—	—	—	—
Nonperforming loans were as follows:

	June 30,	December 31,
	2008	2007
Loans past due over 90 days still on accrual	$—	$97
Nonaccrual loans	1,972	391
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 3 — STOCK COMPENSATION PLANS
The Company has two share based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $40 and $73, respectively, for the three and six months ended June 30, 2008 and $44 and $89, respectively, for the three and six months ended June 30, 2007. The total income tax benefit was $14 and $25, respectively, for the three and six months ended June 30, 2008 and $15 and $30, respectively, for the three and six months ended June 30, 2007.
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
Stock Options
The Plans permit the Company to grant stock options to its directors, officers and employees for up to 693,887 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The option awards generally have full vesting periods ranging from two to five years and are exercisable for a period of 10 years from the date of grant.

14.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — STOCK COMPENSATION PLANS (continued)
The fair value of each option award is estimated on the date of grant using a closed form option valuation model (Black-Scholes) that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management stock options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of the options granted during the three- and six-month periods ended June 30, 2008 and 2007 was determined using the following weighted-average assumptions as of the grant dates.

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
Risk-free interest rate	3.10%	—	2.46%	4.68%
Expected term (years)	6	—	6	6
Expected stock price volatility	22%	—	23%	23%
Dividend yield	4.30%	—	4.87%	4.90%
The following table summarizes the stock option activity in the Plans for the six months ended June 30, 2008:

	Six months ended June 30, 2008
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value
Options outstanding, beginning of period	299,622	$10.94	6.0	$—
Granted	43,975	4.11
Exercised	—	—	—
Forfeited or expired	(6,167)	9.57	9.6	—

Options outstanding, end of period	337,430	$10.16	6.0	$—

Options exercisable, end of period	280,388	$11.13	5.0	$—

15.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — STOCK COMPENSATION PLANS (continued)
The following table presents information related to the stock option Plans with respect to the three- and six-month periods ended June 30, 2008 and 2007.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Intrinsic value of options exercised	$—	$—	$—	$—
Cash received from option exercises	—	—	—	—
Related tax benefit realized from option exercises	—	—	—	—
Weighted average fair value of options granted	$0.66	—	$0.51	$1.19
As of June 30, 2008, there was $25 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Awards
The Plans permit the Company to award restricted stock to directors, officers and employees. Compensation expense related to restricted stock awards is recognized over the vesting period of the shares based on the market value of the shares at issue date. Shares of restricted stock issuable under the Plans totaled 27,917 at June 30, 2008. During the six months ended June 30, 2008 and June 30, 2007, 32,875 and 18,250 shares of restricted stock were issued, respectively.
The following table summarizes changes in the Company’s nonvested shares for the six-month period ended June 30, 2008.

	Six months ended June 30, 2008
		Weighted
		Average Grant-
	Shares	Date Fair Value
Nonvested shares outstanding at beginning of period	32,525	$8.79
Granted	32,875	4.03
Vested	(14,692)	8.86
Forfeited	—	—

Nonvested shares outstanding at end of period	50,708	$5.68

As of June 30, 2008, there was $161 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the three and six months ended June 30, 2008 was $19 and $66, respectively. The total fair value of shares vested during the three and six months ended June 30, 2007 was $53 and $107, respectively.

16.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES
The following table sets forth advances from the Federal Home Loan Bank (“FHLB”) at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
Maturity July 2008 at 2.10% floating rate	$25,575	$—
Maturity January 2008 at 4.00% floating rate	—	38,250
Maturities September 2008 thru April 2011, fixed at rates from 2.48% to 5.60%, averaging 3.96% at June 30, 2008, and maturities March 2008 thru March 2010, fixed at rates from 2.90% to 5.60%, averaging 4.89% at December 31, 2007	21,200	11,200

Total	$46,775	$49,450

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The following table sets forth the collateralization of advances from the FHLB at June 30, 2008 and December 31, 2007.

	June 30, 2008	December 31, 2007
First mortgage loans under a blanket lien arrangement	$28,026	$26,649
Second mortgage loans	509	577
Multi-family mortgage loans	20,593	15,227
Home equity lines of credit	9,958	9,918
Commercial real estate loans	62,018	62,287
Securities	14,143	15,401

Total	$135,247	$130,059

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible (as of June 30, 2008) to borrow $64,342 in total from the FHLB.
Payment information

Required payments over the next five years are:
June 30, 2009	$33,775
June 30, 2010	10,000
June 30, 2011	3,000

Total	$46,775

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

18.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Financial Condition
General. Assets totaled $278.6 million at June 30, 2008, and decreased $960,000, or 0.3%, from $279.6 million at December 31, 2007. The decline was primarily due to a decrease in the balance of securities available for sale resulting from sales, maturities and repayments.
Securities. Securities available for sale totaled $26.2 million at June 30, 2008, a decrease of $2.2 million, or 7.8%, compared to $28.4 million at December 31, 2007 due to current period security sales, maturities and repayments on mortgage-backed securities, partially offset by purchases.
Loans. Net loans totaled $230.8 million at June 30, 2008 and increased $348,000, or 0.2%, from $230.5 million at December 31, 2007. A 1.6% increase in commercial, commercial real estate and multi-family loans was largely offset by a 6.8% decrease in consumer loan balances, which related primarily to repayments on auto loans.
Deposits. Deposits totaled $198.9 million at June 30, 2008 and increased $4.6 million, or 2.4%, from $194.3 million at December 31, 2007. Certificate of deposit accounts increased $2.6 million, money market account balances increased $1.2 million, traditional savings account balances increased $728,000, noninterest bearing checking account balances increased $1.3 million and interest bearing checking account balances decreased $1.2 during the six months ended June 30, 2008. During the six months ended June 30, 2008, CFBank exercised its call option on $9.6 million in callable brokered deposit accounts, which had an average cost of 5.51%. The deposits were replaced at lower current market funding rates at an annual pre-tax cost savings of approximately $165,000.
Federal Home Loan Bank advances. FHLB advances totaled $46.8 million at June 30, 2008 and decreased $2.7 million, or 5.4%, compared to $49.5 million at December 31, 2007. FHLB advances were repaid with funds from the increase in deposits.
Shareholders’ equity. Shareholders’ equity totaled $26.0 million at June 30, 2008 and decreased $1.4 million, or 5.2%, compared to $27.4 million at December 31, 2007. The decrease in equity was due to the repurchase of 275,000 shares of the Company’s common stock totaling $1.3 million and dividends to shareholders, offset by net income.
Comparison of the Results of Operations for the Three Months Ended June 30, 2008 and 2007
General. Net income for the quarter ended June 30, 2008 increased $140,000, or 166.7%, and totaled $224,000, or $.05 per diluted share, compared to net income of $84,000, or $.02 per diluted share, for the quarter ended June 30, 2007.
Net interest income. Net interest income increased $374,000, or 20.3%, to $2.2 million for the quarter ended June 30, 2008 compared to $1.8 million for the quarter ended June 30, 2007. The increase was primarily due to a decline in the average cost of interest-bearing liabilities from 4.48% in the second quarter of 2007 to 3.20% in the second quarter of 2008, which resulted in a 20.5% decrease in interest expense. The decrease in interest expense was partially offset by a 2.6% decrease in interest income due to a decline in the average yield on interest-earning assets from 7.11% in the second quarter of 2007 to 6.33% in the second quarter of 2008. The reductions in the Federal Funds rate, the prime rate and other market interest rates, beginning in September 2007, resulted in larger decreases in funding costs than in asset yields. Because the decline in funding costs was greater than the decline in asset yields, the result was an increase in net interest margin to 3.43% during the quarter ended June 30, 2008, compared to 3.12% during the quarter ended June 30, 2007. Management of the net interest margin in the current economic and competitive environment will be a challenge, and downward pressure on margins is possible. CFBank continues to manage the net interest margin by matching asset and liability pricing closely to its business model.
Interest income. Interest income decreased $110,000, or 2.6%, to $4.1 million in the second quarter of 2008, compared to $4.2 million in the second quarter of 2007. The decrease in interest income was primarily due to a decrease in income on loans and securities. Interest income on loans declined $44,000, or 1.2%, to $3,732,000 for

19.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
the quarter ended June 30, 2008, from $3,776,000 in the second quarter of 2007. The decrease in income on loans was due to a decline in the average yield on loans, partially offset by an increase in the average balance of loans. The average yield on loans decreased 96 basis points (“bp”) to 6.48% in the second quarter of 2008, from 7.44% in the second quarter of 2007. The decline in yield on loans was due to origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. The average balance of loans outstanding increased $27.4 million, or 13.5%, to $230.4 million in the second quarter of 2008, from $203.0 million in the second quarter of 2007. Interest income on securities decreased $62,000, or 15.5%, to $338,000 for the quarter ended June 30, 2008, from $400,000 in the second quarter of 2007. The decrease in income on securities was due to a decline in the average balance of securities, partially offset by an increase in the average yield. The average balance of securities decreased $5.1 million, or 16.4%, to $26.3 million in the second quarter of 2008, from $31.5 million in the second quarter of 2007. The decrease in the average balance of securities was due to current period security sales, maturities and repayments on mortgage-backed securities in excess of purchases. The average yield on securities increased 14 bp to 5.20% in the second quarter of 2008, from 5.06% in the second quarter of 2007.
Interest expense. Interest expense decreased $484,000, or 20.5%, to $1.9 million for the second quarter of 2008, compared to $2.4 million in the second quarter of 2007. The decrease resulted from both reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $268,000, or 15.6%, to $1.5 million in the second quarter of 2008, from $1.7 million in the second quarter of 2007. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 115 bp to 3.16% in the second quarter of 2008, from 4.31% in the second quarter of 2007, due to lower market interest rates in the current year quarter. Average deposit balances increased $23.8 million, or 14.9%, to $183.3 million in the second quarter of 2008, from $159.5 million in the second quarter of 2007. The increase in average deposit balances was predominantly due to growth in certificate of deposit, money market and checking account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $216,000 to $431,000 in the second quarter of 2008, from $647,000 in the second quarter of 2007. This decrease in expense was due to a decrease in the average cost of borrowings, which declined 165 bp to 3.35% in the second quarter of 2008, from 5.00% in the second quarter of 2007. The decrease in borrowing cost was the result of lower market interest rates in the current year quarter.
Provision for loan losses. Provisions for loan losses are provided in relation to loan growth, portfolio composition, current economic conditions and trends, and ascertainable credit risk information available. The provision totaled $260,000 in the quarter ended June 30, 2008 compared to $107,000 in the quarter ended June 30, 2007. The increase in the provision was due to an increase in nonperforming loans and loan charge-offs. Nonperforming loans increased $1.5 million and totaled $2.0 million, or 0.84% of total loans, at June 30, 2008, compared to $488,000, or 0.21% of total loans, at December 31, 2007. The increase in nonperforming loans was due to one unsecured commercial loan, totaling $645,000, and three multi-family loans to one borrower, totaling $1.3 million and secured by apartment buildings in the Columbus, Ohio area, which were past due and on nonaccrual status at June 30, 2008. For the quarter ended June 30, 2008, CFBank had net charge-offs of $41,000, or 0.07% on an annualized basis of average loans, that were principally related single-family mortgage loans on properties located in our market area.
The ratio of the allowance for loan losses to total loans was 1.26% at June 30, 2008 compared to 1.15% at December 31, 2007. The Company believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at June 30, 2008; however, future additions to the allowance may be necessary based on factors such as changes in client business performance, economic conditions, and changes in real estate values. Management continues to diligently monitor credit quality in the existing portfolio and analyzes potential loan opportunities carefully in order to manage credit risk.
Noninterest income. Noninterest income increased $7,000, or 3.3%, and totaled $217,000 for the quarter ended June 30, 2008, compared to $210,000 for the quarter ended June 30, 2007. Noninterest income for the quarter ended June 30, 2008 included $21,000 net gains on the sales of securities and $19,000 increased service charges on deposit accounts, primarily increased nonsufficient funds (“NSF”) fees, offset by $36,000 lower net gains on sales

20.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
of loans due to lower mortgage loan originations and sales in the current year quarter. The decline in mortgage loan activity experienced by CFBank was a result of the current nationwide slowdown in the mortgage market.
Noninterest expense. Noninterest expense for the quarter ended June 30, 2008 totaled $1,866,000 and was comparable to noninterest expense of $1,831,000 in the prior year quarter. The ratio of noninterest expense to average assets improved to 2.70% in the second quarter of 2008 compared to 2.90% in the prior year quarter. The efficiency ratio improved to 77.27% in the quarter ended June 30, 2008 from 89.13% in the prior year quarter. The improvement in the ratio of noninterest expense to average assets during the current quarter was due to cost control combined with asset growth. Noninterest expense increased only $35,000, or 1.9%, for the quarter ended June 30, 2008 compared to the prior year quarter, while assets increased $18.7 million, or 7.2%, during the 12-month period ended June 30, 2008. Cost control positively impacted the efficiency ratio, which also improved as a result of growth in net interest income.
Income taxes. Income taxes totaled $86,000 for the quarter ended June 30, 2008 compared to $33,000 for the quarter ended June 30, 2007, due to higher pretax income in the second quarter of 2008.
Comparison of the Results of Operations for the Six Months Ended June 30, 2008 and 2007
General. Net income for the six months ended June 30, 2008 increased $179,000, or 105.9%, and totaled $348,000, or $.08 per diluted share, compared to net income of $169,000, or $.04 per diluted share, for the six months ended June 30, 2007.
Net interest income. Net interest income increased $616,000, or 16.9%, to $4.3 million for the six months ended June 30, 2008, compared to $3.6 million for the six months ended June 30, 2007. The increase was primarily due to a decline in the average cost of interest-bearing liabilities from 4.43% for the six months ended June 30, 2007 to 3.58% for the six months ended June 30, 2008, which resulted in a 7.2% decrease in interest expense. Interest income increased 3.6% due to a $29.3 million increase in average interest-earning assets for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The increase in interest income caused by the increase in average interest-earning assets was partially offset by a decline in the average yield on interest-earning assets, from 7.12% for the six months ended June 30, 2007 to 6.55% for the six months ended June 30, 2008. As discussed previously, the reductions in the Federal Funds rate, the prime rate and other market interest rates, beginning in September 2007, also resulted in larger decreases in funding costs than in asset yields during the six months ended June 30, 2008. Due to the larger decline in funding costs, the result was an increase in the net interest margin to 3.30% during the six months ended June 30, 2008, compared to 3.18% during the six months ended June 30, 2007.
Interest income. Interest income increased $291,000, or 3.6%, to $8.5 million for the six months ended June 30, 2008, compared to $8.2 million for the six months ended June 30, 2007. The increase in interest income was primarily due to an increase in income on loans partially offset by a decline in income on securities. Interest income on loans increased $395,000, or 5.4%, to $7.7 million for the six months ended June 30, 2008, from $7.3 million in the six months ended June 30, 2007. The increase in income was due to an increase in the average balance of loans outstanding offset by a decline in yield on the portfolio. The average balance of loans outstanding increased $33.3 million, or 16.8%, to $229.2 million for the six months ended June 30, 2008, compared to $196.2 million for the six months ended June 30, 2007. The average yield on loans decreased 73 bp to 6.73% in the six months ended June 30, 2008, from 7.46% in the six months ended June 30, 2007. The decline in yield was due to origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. Interest income on securities decreased $83,000, or 10.7%, to $693,000 for the six months ended June 30, 2008, from $776,000 for the six months ended June 30, 2007. The decrease in income was due to a decline in the average balance of securities, partially offset by an increase in the average yield on the portfolio. The average balance of securities decreased $3.5 million, or 11.5%, to $27.2 million for the six months ended June 30, 2008, from $30.7 million for the six months ended June 30, 2007. The decrease was due to current period security sales, maturities and repayments on mortgage-backed securities in excess of purchases. The average yield on securities increased 16 bp to 5.20% for the six months ended June 30, 2008, from 5.04% for the six months ended June 30, 2007.

21.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense. Interest expense decreased $325,000, or 7.2%, to $4.2 million for the six months ended June 30, 2008, compared to $4.5 million for the six months ended June 30, 2007. The decrease resulted from both reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $162,000, or 4.8%, to $3.2 million for the six months ended June 30, 2008, from $3.4 million for the six months ended June 30, 2007. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 73 bp to 3.57% in the six months ended June 30, 2008, from 4.30% in the six months ended June 30, 2007, due to lower market interest rates in the current year period. Average deposit balances increased $23.3 million, or 14.8%, to $180.8 million for the six months ended June 30, 2008, from $157.5 million for the six months ended June 30, 2007. The increase in average deposit balances was due to growth in certificate of deposit, money market and checking account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $163,000 to $971,000 for the six months ended June 30, 2008, from $1.1 million for the six months ended June 30, 2007. The decrease in this expense was due to decrease in the average cost of borrowings partially offset by an increase in the average balance of FHLB advances. The average cost of borrowings, including subordinated debentures, declined 123 bp to 3.63% in the six months ended June 30, 2008, from 4.86% in the six months ended June 30, 2007. The decrease in cost of borrowings was the result of lower market interest rates in the current year period. The average balance of FHLB advances increased $6.8 million, or 16.4%, to $48.3 million for the six months ended June 30, 2008, from $41.5 million for the six months ended June 30, 2007. Proceeds from the advances were used to fund loan growth.
Provision for loan losses. The provision for loan losses totaled $484,000 for the six months ended June 30, 2008 compared to $142,000 for the six months ended June 30, 2007. The $342,000 increase in the provision in the current year period was due to an increase in nonperforming loans and loan charge-offs, discussed at “Comparison of the Results of Operations for the Three Months ended June 30, 2008 and 2007 – Provision for loan losses.” For the six months ended June 30, 2008, CFBank had net charge-offs of $220,000, or 0.19% on an annualized basis of average loans, that were principally related to one home equity line of credit and, to a lesser extent, single-family mortgage loans.
Noninterest income. Noninterest income totaled $408,000 for the six months ended June 30, 2008, compared to $410,000 for six months ended June 30, 2007. Noninterest income for the six months ended June 30, 2008 included $44,000 net gains on the sales of securities and a $44,000 increase in service charges on deposit accounts, primarily NSF and other checking account fees, offset by $75,000 lower net gains on sales of loans due to lower mortgage loan originations and sales in the current year period.
Noninterest expense. Noninterest expense for the six months ended June 30, 2008 totaled $3,712,000 and was comparable to noninterest expense of $3,683,000 in the prior year period. The ratio of noninterest expense to average assets improved to 2.69% in the six months ended June 30, 2008 compared to 3.00% in the prior year period. The efficiency ratio improved to 80.22% during the six months ended June 30, 2008 from 90.78% during the prior year period. The improvement in the ratio of noninterest expense to average assets during the six months ended June 30, 2008 was due to cost control combined with asset growth. Noninterest expense increased only $29,000, or 0.8%, for the six months ended June 30, 2008, compared to the six months ended June 30, 2007, while assets increased $18.7 million, or 7.2%, during the 12-month period ended June 30, 2008. Cost control positively impacted the efficiency ratio, which also improved as a result of growth in net interest income.
Income taxes. Income taxes totaled $127,000 for the six months ended June 30, 2008 compared to $63,000 for the six months ended June 30, 2007, due to higher pretax income in the current year period.

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
Liquidity and Capital Resources
In general terms, liquidity is a measurement of ability to meet cash needs. The primary objective in liquidity management is to maintain the ability to meet loan commitments and to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipts of securities available for sale, borrowings and operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
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

23.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
At June 30, 2008, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $24.1 million, or 8.7% of adjusted total assets, which exceeds the required level of $13.8 million, or 5.0%; Tier 1 risk-based capital level of $24.1 million, or 10.1% of risk-weighted assets, which exceeds the required level of $14.3 million, or 6.0%; and total risk-based capital of $27.0 million, or 11.3% of risk-weighted assets, which exceeds the required level of $23.8 million, or 10.0%.

24.

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
Changes in internal control over financial reporting. We made no changes in our internal controls or in other factors that could significantly affect these controls in the second quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

25.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 1. Legal Proceedings
Information required by Item 103 of Regulation S-K is incorporated by reference to our 2007 Annual Report on Form 10-K filed with the SEC on March 27, 2008 under the caption “Item 3. Legal Proceedings.” During the quarter ended June 30, 2008, CFBank and Kaleidico LLC resolved their dispute relating to the residential mortgage lead generation and management system. CFBank has been granted a perpetual license to the system and all upgrades.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum
			Total Number	Number (or
			of Shares (or	Approximate
			Units)	Dollar Value) of
			Purchased as	Shares (or
			Part of	Units) that May
			Publicly	Yet Be
	Total Number of	Average	Announced	Purchased
	Shares (or Units)	Price Paid	Plans or	Under the Plans
Period	Purchased	per Share (or Unit)	Programs	or Programs
April 1 — 30, 2008	275,000 (1)	$4.70	275,000	125,000 (2)
May 1 — 31, 2008	—	—	—	—
June 1 — 30, 2008	—	—	—	—

(1) These shares were purchased in a privately negotiated transaction.

(2) A 400,000 share repurchase program was announced on June 26, 2007 and expires July 30, 2008.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting on May 15, 2008. The term of two of the Company’s seven directors expired at the meetings. Each director was re-elected by the stockholders for a three-year term expiring at the annual meeting in 2011. Results of the voting were as follows:
Election of Directors:

Nominee	For	Votes Withheld
William R. Downing	3,728,991	181,724
Gerry W. Grace	3,718,158	192,557
In addition to the foregoing, the following directors continued in office after the meeting, each until the annual meeting in the year indicated:

Continuing Director	Year
Jeffrey W. Aldrich	2009
Mark S. Allio	2009
Thomas P. Ash	2010
David C. Vernon	2010
Jerry F. Whitmer	2010

26.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 4. Submission of Matters to a Vote of Security Holders (continued)
Ratification of the appointment of Crowe Chizek and Company LLC as independent registered public accounting firm for the Company for the year ending December 31, 2008:

For	3,744,868
Against	145,251
Abstain	20,596
There were no broker non-votes with respect to either of the foregoing matters.
Item 6. Exhibits
(a) Exhibit

Number	Exhibit
3.1*	Certificate of Incorporation

3.2**	Amendment to Certificate of Incorporation of the registrant

3.2***	Second Amended and Restated Bylaws of the registrant

4.0*	Form of Common Stock Certificate

11.1	Statement Re: Computation of Per Share Earnings

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998

**	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005

***	Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007

27.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: August 13, 2008	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: August 13, 2008	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

28.