Form 10-Q
period 2008-09-30
CENTRAL FEDERAL CORP
filed 2008-11-13
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑
As of October 31, 2008, there were 4,102,662 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2008
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30,	December 31,
	2008	2007
	(unaudited)
ASSETS
Cash and cash equivalents	$7,601	$3,894
Securities available for sale	25,323	28,398
Loans held for sale	549	457
Loans, net of allowance of $3,045 and $2,684	231,786	230,475
Federal Home Loan Bank stock	2,109	1,963
Loan servicing rights	123	157
Foreclosed assets, net	—	86
Premises and equipment, net	5,304	5,717
Bank owned life insurance	3,863	3,769
Deferred tax asset	1,709	1,995
Accrued interest receivable and other assets	2,388	2,671

	$280,755	$279,582

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$14,238	$12,151
Interest bearing	195,189	182,157

Total deposits	209,427	194,308
Federal Home Loan Bank advances	38,200	49,450
Advances by borrowers for taxes and insurance	79	154
Accrued interest payable and other liabilities	2,064	3,136
Subordinated debentures	5,155	5,155

Total liabilities	254,925	252,203

Shareholders’ equity
Preferred stock, 1,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value; 6,000,000 shares authorized; 2008 - 4,661,195 shares issued, 2007 - 4,628,320 shares issued	47	46
Additional paid-in capital	27,419	27,348
Retained earnings	1,406	1,411
Accumulated other comprehensive income	203	187
Treasury stock, at cost; 2008 - 558,533 shares, 2007 - 193,533 shares	(3,245)	(1,613)

Total shareholders’ equity	25,830	27,379

	$280,755	$279,582

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest and dividend income
Loans, including fees	$3,815	$4,221	$11,524	$11,535
Securities	324	384	1,017	1,160
Federal Home Loan Bank stock dividends	28	32	81	104
Federal funds sold and other	1	8	5	14

	4,168	4,645	12,627	12,813

Interest expense
Deposits	1,475	1,923	4,700	5,310
Federal Home Loan Bank advances and other debt	346	633	1,144	1,555
Subordinated debentures	74	108	247	320

	1,895	2,664	6,091	7,185

Net interest income	2,273	1,981	6,536	5,628

Provision for loan losses	183	293	667	435

Net interest income after provision for loan losses	2,090	1,688	5,869	5,193

Noninterest income
Service charges on deposit accounts	91	78	260	203
Net gains on sales of loans	33	35	130	207
Loan servicing fees, net	9	11	27	41
Net gain on sales of securities	10	—	54	—
Earnings on bank owned life insurance	31	32	94	96
Other	2	8	19	32

	176	164	584	579

Noninterest expense
Salaries and employee benefits	991	1,617	3,036	3,631
Occupancy and equipment	105	200	323	442
Data processing	131	135	421	418
Franchise taxes	73	73	239	211
Professional fees	160	101	325	294
Director fees	34	37	102	112
Postage, printing and supplies	32	39	127	132
Advertising and promotion	12	80	39	176
Telephone	23	24	67	77
Loan expenses	6	3	14	10
Foreclosed assets, net	(18)	(48)	(10)	(38)
Depreciation	167	168	518	465
Other	148	159	375	346

	1,864	2,588	5,576	6,276

Income (loss) before income taxes	402	(736)	877	(504)

Income tax expense (benefit)	117	(253)	244	(190)

Net income (loss)	$285	$(483)	$633	$(314)

Earnings (loss) per share:
Basic	$0.07	$(0.11)	$0.15	$(0.07)
Diluted	$0.07	$(0.11)	$0.15	$(0.07)
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Capital	Earnings	Income	Stock	Equity

Balance at January 1, 2008	$46	$27,348	$1,411	$187	$(1,613)	$27,379

Comprehensive income:
Net income			633			633
Other comprehensive loss				16		16

Total comprehensive income						649

Issuance of 32,875 stock based incentive plan shares	1	—				1
Release of 17,493 stock based incentive plan shares		96				96
Tax benefits from dividends on unvested stock based incentive plan shares		2				2
Tax effect from vesting of stock based incentive plan shares		(39)				(39)
Stock option expense		12				12
Purchase of 365,000 treasury shares					(1,632)	(1,632)

Cash dividends declared ($.15 per share)			(638)			(638)

Balance at September 30, 2008	$47	$27,419	$1,406	$203	$(3,245)	$25,830

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income (loss)	$285	$(483)	$633	$(314)

Change in net unrealized gain on securities available for sale	149	319	77	37

Less: Reclassification adjustment for gains realized in net income	(10)	—	(54)	—

Net unrealized gain	139	319	23	37

Tax effect	(47)	(109)	(7)	(13)

Other comprehensive income	92	210	16	24

Comprehensive income (loss)	$377	$(273)	$649	$(290)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2008	2007

Cash flows from operating activities	$1,022	$1,962

Cash flows from investing activities
Available-for-sale securities:
Sales	2,064	—
Maturities, prepayments and calls	8,087	5,404
Purchases	(6,917)	(4,873)
Loan originations and payments, net	(2,038)	(32,499)
Loans purchased	—	(5,145)
Proceeds from redemption of FHLB stock	—	850
Purchase of FHLB stock	(65)	—
Additions to premises and equipment	(105)	(2,241)
Proceeds from the sale of premises and equipment	1	9
Proceeds from the sale of foreclosed assets	231	231

Net cash from investing activities	1,258	(38,264)

Cash flows from financing activities
Net change in deposits	15,039	18,865
Net change in short-term borrowings from the FHLB and other debt	(23,250)	18,725
Proceeds from FHLB advances and other debt	14,000	3,200
Repayments on FHLB advances and other debt	(2,000)	(4,270)
Net change in advances by borrowers for taxes and insurance	(75)	(52)
Cash dividends paid	(655)	(1,180)
Repurchase of common stock	(1,632)	(830)

Net cash from financing activities	1,427	34,458

Net change in cash and cash equivalents	3,707	(1,844)

Beginning cash and cash equivalents	3,894	5,403

Ending cash and cash equivalents	$7,601	$3,559

Supplemental cash flow information:
Interest paid	$5,423	$6,951
Income taxes paid	42	15

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$123	$277
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
In the opinion of the management of the Company, the accompanying consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for each of the three and nine months ended September 30, 2008 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-K for the period ended December 31, 2007. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2007 Annual Report that was filed as Exhibit 13.1 to the Form 10-K. The Company has consistently followed those policies in preparing this Form 10-Q.
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
The factors used in the earnings (loss) per share computation follow.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic
Net income (loss)	$285	$(483)	$633	$(314)

Weighted average common shares outstanding	4,082,000	4,417,040	4,241,499	4,483,419

Basic earnings (loss) per common share	$0.07	$(0.11)	$0.15	$(0.07)

Diluted
Net income (loss)	$285	$(483)	$633	$(314)

Weighted average common shares outstanding for basic earnings (loss) per share	4,082,000	4,417,040	4,241,499	4,483,419

Add: Dilutive effects of assumed exercises of stock options and stock based incentive plan shares	—	—	1,527	—

Average shares and dilutive potential common shares	4,082,000	4,417,040	4,243,026	4,483,419

Diluted earnings (loss) per common share	$0.07	$(0.11)	$0.15	$(0.07)

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Stock options	334,702	296,289	308,575	290,447

Stock based incentive plan shares	28,326	16,377	27,465	18,901
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
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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
Loan servicing rights: The fair value of mortgage loan servicing rights is based on a valuation model that calculates the present value of estimated net loan servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net loan servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness.
Impaired loans: The fair value of impaired loans is based on observable market prices for the loan, if available, or the fair value of the collateral for collateral-dependent loans.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Assets measured at fair value on a recurring basis are summarized below.

Fair Value Measurements at September 30, 2008 Using
Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Available for sale securities	$25,323	$—	$25,323	$—

Assets measured at fair value on a nonrecurring basis are summarized below.

		Fair Value Measurements at September 30, 2008 Using
		Quoted Prices in
		Active Markets		Significant
		for Identical	Significant Other	Unobservable
	September 30,	Assets	Observable Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Loan servicing rights	$123	$—	$123	$—

Impaired loans	$646	$—	$646	$—

Loan servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $123 at September 30, 2008, resulting in a valuation allowance of $5. A charge of $1 was included in earnings for the three and nine months ended September 30, 2008.
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $1,910, with a valuation allowance of $394, resulting in an additional provision for loan losses of $394 for the three and nine months ended September 30, 2008.
In September 2006 the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability is based on either the post-employment benefit cost for the continuing life insurance or the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for the Company on January 1, 2008. The impact on the Company of its adoption of this issue was not material.
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
In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“FAS 160”). FAS 160 amends Accounting Research Bulletin 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. FAS 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement is effective for fiscal years beginning on or after December 15, 2008. At the present time, the Company does not expect that adoption of this statement will have a material impact on the Company’s consolidated financial statements.
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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS
Loans were as follows:

	September 30,	December 31,
	2008	2007

Commercial	$40,366	$35,334
Real estate:
Single-family residential	27,934	31,082
Multi-family residential	42,207	43,789
Commercial	97,909	95,088
Consumer	26,802	28,248

Subtotal	235,218	233,541
Less: Net deferred loan fees	(387)	(382)
Allowance for loan losses	(3,045)	(2,684)

Loans, net	$231,786	$230,475

Real estate loans include $2,342 and $6,184 in construction loans at September 30, 2008 and December 31, 2007.
Activity in the allowance for loan losses was as follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Beginning balance	$2,947	$2,272	$2,684	$2,109
Provision for loan losses	183	293	667	435

Loans charged-off	(89)	(28)	(315)	(37)
Recoveries	4	47	9	77

Ending balance	$3,045	$2,584	$3,045	$2,584

Individually impaired loans were as follows.

	September 30,	December 31,
	2008	2007

Period-end loans with no allocated allowance for loan losses	$1,264	$—
Period-end loans with allocated allowance for loan losses	646	—

Total	$1,910	$—

Amount of the allowance for loan losses allocated	$394	$—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS (continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Average of individually impaired loans during the period	$1,910	$—	$1,482	$—
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized	—	—	—	—
Nonperforming loans were as follows:

	September 30,	December 31,
	2008	2007

Loans past due over 90 days still on accrual	$—	$97
Nonaccrual loans	2,038	391
Nonperforming loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 3 — STOCK COMPENSATION PLANS
The Company has two stock-based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $36 and $109, respectively, for the three and nine months ended September 30, 2008 and $39 and $128, respectively, for the three and nine months ended September 30, 2007. The total income tax benefit was $11 and $33, respectively, for the three and nine months ended September 30, 2008 and $12 and $40, respectively, for the three and nine months ended September 30, 2007.
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
The fair value of the options granted during the three- and nine-month periods ended September 30, 2008 and 2007 was determined using the following weighted-average assumptions as of the grant dates. There were no options granted during the three months ended September 30, 2008.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Risk-free interest rate	—	4.31%	2.46%	4.61%
Expected term (years)	—	6	6	6
Expected stock price volatility	—	19%	23%	22%
Dividend yield	—	3.63%	4.87%	4.66%
The following table summarizes the stock option activity in the Plans for the nine months ended September 30, 2008:

	Nine months ended September 30, 2008
			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual
	Shares	Price	Term (Years)	Intrinsic Value

Options outstanding, beginning of period	299,622	$10.94
Granted	43,975	4.11
Exercised	—	—
Forfeited or expired	(12,425)	9.67

Options outstanding, end of period	331,172	$10.08	5.7	$—

Options exercisable, end of period	276,055	$11.12	4.8	$—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — STOCK COMPENSATION PLANS (continued)
The following table presents information related to the stock option Plans with respect to the three- and nine-month periods ended September 30, 2008 and 2007.

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007

Intrinsic value of options exercised	$—	$—	$—	$—
Cash received from option exercises	—	—	—	—
Related tax benefit realized from option exercises	—	—	—	—
Weighted average fair value of options granted	$—	0.12	$0.51	$0.99
As of September 30, 2008, there was $19 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
The Plans permit the Company to award restricted stock to directors, officers and employees. Compensation expense related to restricted stock awards is recognized over the vesting period of the shares based on the market value of the shares at issue date. Shares of restricted stock issuable under the Plans totaled 30,050 at September 30, 2008. During the nine months ended September 30, 2008 and September 30, 2007, 32,875 and 18,250 shares of restricted stock were issued, respectively.
The following table summarizes changes in the Company’s nonvested shares for the nine-month period ended September 30, 2008.

	Nine months ended September 30, 2008
		Weighted Average
		Grant-Date Fair
	Shares	Value

Nonvested shares outstanding at beginning of period	32,525	$8.79
Granted	32,875	4.03
Vested	(14,692)	8.86
Forfeited	—	—

Nonvested shares outstanding at end of period	50,708	$5.68

As of September 30, 2008, there was $128 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. There were no shares vested during the three months ended September 30, 2008 and 2007. The total fair value of shares vested during the nine months ended September 30, 2008 and 2007 was $66 and $107 respectively.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES
The following table sets forth advances from the Federal Home Loan Bank (“FHLB”) at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007

Maturity October 2008 at 1.80% floating rate	$15,000	$—
Maturity January 2008 at 4.00% floating rate	—	38,250

Maturities February 2009 thru July 2011, fixed at rates from 2.48% to 5.60%, averaging 3.98% at September 30, 2008, and maturities March 2008 thru March 2010, fixed at rates from 2.90% to 5.60%, averaging 4.89% at December 31, 2007	23,200	11,200

Total	$38,200	$49,450

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The following table sets forth the assets pledged as collateral for advances from the FHLB at September 30, 2008 and December 31, 2007.

	September 30,	December 31,
	2008	2007

First mortgage loans under a blanket lien arrangement	$25,595	$26,649
Second mortgage loans	507	577
Multi-family mortgage loans	17,855	15,227
Home equity lines of credit	18,963	9,918
Commercial real estate loans	61,964	62,287
Securities	13,816	15,401

Total	$138,700	$130,059

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible (as of September 30, 2008) to borrow $63,663 in total from the FHLB.
Payment information
Required payments over the next five years are:

September 30, 2009	$25,200
September 30, 2010	7,000
September 30, 2011	6,000

Total	$38,200

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
General
Our net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan and securities sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.
Other than as discussed above, we are not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. We are not aware of any current recommendations by regulators which would have a material effect if implemented.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Financial Condition
General. Assets totaled $280.8 million at September 30, 2008, and increased $1.2 million, or 0.4%, from $279.6 million at December 31, 2007. The increase was primarily due to an increase in overnight cash investments and loans, partially offset by a decrease in the balance of securities available for sale, which resulted from sales, maturities and repayments.
Cash and cash equivalents. Cash and cash equivalents totaled $7.6 million at September 30, 2008 and increased $3.7 million compared to $3.9 million at December 30, 2007. The increase was due to short-term investment of additional liquidity generated by growth in deposits during the period.
Securities. Securities available for sale totaled $25.3 million at September 30, 2008, a decrease of $3.1 million, or 10.8%, compared to $28.4 million at December 31, 2007 due to security sales, maturities and repayments on mortgage-backed securities, partially offset by purchases. On September 7, 2008 the Federal National Mortgage Association (“FNMA”) and the Federal Home Loan Mortgage Corporation (“FHLMC”) were placed into conservatorship into the newly formed Federal Housing Finance Agency. As a result of this, the market value of both FNMA and FHLMC preferred stock was substantially diminished. As of September 30, 2008 and December 31, 2007 the Company held no FNMA or FHLMC preferred stock and does not anticipate any financial impact related to these entities being placed into conservatorship.
Loans. Net loans totaled $231.8 million at September 30, 2008 and increased $1.3 million, or 0.6%, from $230.5 million at December 31, 2007. The increase was due to a 3.6% increase in commercial, commercial real estate and multi-family loans, partially offset by a 10.1% decrease in single-family residential real estate loan balances due to prepayments, and a 5.1% decrease in consumer loan balances due to repayments on auto loans.
Deposits. Deposits totaled $209.4 million at September 30, 2008 and increased $15.1 million, or 7.8%, from $194.3 million at December 31, 2007. Certificate of deposit accounts increased $17.1 million, traditional savings account balances increased $574,000, noninterest bearing checking account balances increased $2.1 million, while money market account balances decreased $2.3 million, and interest bearing checking account balances decreased $2.3 million during the nine months ended September 30, 2008. The increase in certificate of deposit accounts was substantially due to CFBank’s participation in the Certificate of Deposit Account Registry Service® (“CDARS”) which allows the Bank to provide customers full FDIC insurance on certificate of deposit balances up to $50 million. Customer balances in the CDARS program increased $24.1 million during the nine months ended September 30, 2008.
Federal Home Loan Bank advances. FHLB advances totaled $38.2 million at September 30, 2008 and decreased $11.3 million, or 22.8%, compared to $49.5 million at December 31, 2007. FHLB advances were repaid with funds from the increase in deposits.
Shareholders’ equity. Shareholders’ equity totaled $25.8 million at September 30, 2008 and decreased $1.6 million, or 5.7%, compared to $27.4 million at December 31, 2007. The decrease in equity was due to the repurchase of 365,000 shares of the Company’s common stock totaling $1.6 million and dividends paid to shareholders, partially offset by net income.
Comparison of the Results of Operations for the Three Months Ended September 30, 2008 and 2007
General. Net income for the quarter ended September 30, 2008 increased $768,000 and totaled $285,000, or $.07 per diluted share, compared to a net loss of $483,000, or $.11 per diluted share, for the quarter ended September 30, 2007. The net loss for the quarter ended September 30, 2007 was primarily due to a $511,000, or $.12 per diluted share, after-tax cost of an arbitration loss and lease termination expense.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income. Net interest income increased $292,000, or 14.7%, to $2.3 million for the quarter ended September 30, 2008 compared to $2.0 million for the quarter ended September 30, 2007. The increase was primarily due to a decline in the average cost of interest-bearing liabilities from 4.68% in the third quarter of 2007 to 3.17% in the third quarter of 2008, which resulted in a 28.9% decrease in interest expense. The decrease in interest expense was partially offset by a 10.3% decrease in interest income due to a decline in the average yield on interest-earning assets from 7.38% in the third quarter of 2007 to 6.36% in the third quarter of 2008. The reductions in the Federal Funds rate, the prime rate and other market interest rates, beginning in September 2007, resulted in larger decreases in funding costs than in asset yields. The decline in funding costs positively impacted net interest margin, which improved to 3.47% during the quarter ended September 30, 2008, compared to 3.15% during the quarter ended September 30, 2007. Management of the net interest margin in the current economic and competitive environment will be a challenge, and downward pressure on margins is possible. CFBank continues to manage the net interest margin by matching asset and liability pricing closely to its business model.
Interest income. Interest income decreased $477,000, or 10.3%, to $4.2 million in the third quarter of 2008, compared to $4.6 million in the third quarter of 2007. The decrease in interest income was largely due to a decrease in income on loans and securities. Interest income on loans declined $406,000, or 9.6%, to $3.8 million for the quarter ended September 30, 2008, from $4.2 million in the third quarter of 2007. The decrease in income on loans was due to a decline in the average yield on loans, partially offset by an increase in the average balance of loans. The average yield on loans decreased 118 basis points (“bp”) to 6.51% in the third quarter of 2008, from 7.69% in the third quarter of 2007. The decline in yield on loans was due to the origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. The average balance of loans outstanding increased $14.5 million, or 6.6%, to $234.2 million in the third quarter of 2008, from $219.7 million in the third quarter of 2007. Interest income on securities decreased $60,000, or 15.6%, to $324,000 for the quarter ended September 30, 2008, from $384,000 in the third quarter of 2007. The decrease in income on securities was largely due to a decline in the average balance of securities, and to a lesser extent, a decline in the average yield. The average balance of securities decreased $4.0 million, or 13.6%, to $25.5 million in the third quarter of 2008, from $29.5 million in the third quarter of 2007. The decrease in the average balance of securities was due to current period security sales, maturities and repayments on mortgage-backed securities in excess of purchases. The average yield on securities decreased 7 bp to 5.11% in the third quarter of 2008, from 5.18% in the third quarter of 2007.
Interest expense. Interest expense decreased $769,000, or 28.9%, to $1.9 million for the third quarter of 2008, compared to $2.7 million in the third quarter of 2007. The decrease resulted from reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $448,000, or 23.3%, to $1.5 million in the third quarter of 2008, from $1.9 million in the third quarter of 2007. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 137 bp to 3.09% in the third quarter of 2008, from 4.46% in the third quarter of 2007, due to lower market interest rates in the current year quarter. Average deposit balances increased $18.4 million, or 10.7%, to $190.8 million in the third quarter of 2008, from $172.4 million in the third quarter of 2007. The increase in average deposit balances was predominantly due to growth in certificate of deposit account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $321,000 to $420,000 in the third quarter of 2008, from $741,000 in the third quarter of 2007. The decrease in expense on FHLB advances and other debt, including subordinated debentures, was due to both a decline in the average cost of these funds as well as a decrease in the average balances. The average cost of borrowings declined 185 bp to 3.50% in the third quarter of 2008, from 5.35% in the third quarter of 2007. The decrease in borrowing cost was the result of lower market interest rates in the current year quarter. Average balances on FHLB advances and other debt, including subordinated debentures, decreased $7.3 million, or 13.2%, to $48.1 million in the third quarter of 2008, from $55.4 million in the third quarter of 2007. The decrease in the average balances was primarily due to repayment of FHLB advances with funds from the growth in deposits.
Provision for loan losses. Provisions for loan losses are provided in relation to loan growth, portfolio composition, current economic conditions and trends, and ascertainable credit risk information available. The provision totaled $183,000 in the quarter ended September 30, 2008 compared to $293,000 in the quarter ended September 30, 2007. The decrease in the provision was primarily due to slower loan growth in the current period. Total loans for the three months ended September 30, 2008 grew $1.1 million, compared to $13.1 million for the three months ended September 30, 2007.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest income. Noninterest income increased $12,000, or 7.3%, and totaled $176,000 for the quarter ended September 30, 2008, compared to $164,000 for the quarter ended September 30, 2007. Noninterest income for the quarter ended September 30, 2008 included $10,000 net gains on the sales of securities and a $13,000 increase in service charges on deposit accounts, primarily in nonsufficient funds (“NSF”) fees and other checking account fees.
Noninterest expense. Noninterest expense for the quarter ended September 30, 2008 decreased $724,000, or 28.0%, and totaled $1.9 million for the quarter ended September 30, 2008, compared to $2.6 million for the quarter ended September 30, 2007. Noninterest expense for the quarter ended September 30, 2007 included $774,000 related to an arbitration loss and lease termination expense: salaries and employee benefits expense included $641,000 related to the arbitration loss; occupancy and equipment expense included $100,000 related to the lease termination expenses; and other expense included an additional $33,000 in lease termination expenses. The ratio of noninterest expense to average assets improved to 2.66% in the third quarter of 2008 compared to 3.84% in the prior year quarter. The efficiency ratio improved to 76.42% in the quarter ended September 30, 2008 from 120.65% in the prior year quarter.
Income taxes. Income taxes totaled $117,000 for the quarter ended September 30, 2008 compared to a $253,000 tax benefit for the quarter ended September 30, 2007 due to the net loss reported in the third quarter of 2007.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2008 and 2007
General. Net income for the nine months ended September 30, 2008 increased $947,000, and totaled $633,000, or $.15 per diluted share, compared to a net loss of $314,000, or $.07 per diluted share, for the nine months ended September 30, 2007. The net loss for the nine months ended September 30, 2007 was primarily due to a $511,000, or $.11 per diluted share, after-tax cost of an arbitration loss and lease termination expense, as previously discussed.
Net interest income. Net interest income increased $908,000, or 16.1%, to $6.5 million for the nine months ended September 30, 2008, compared to $5.6 million for the nine months ended September 30, 2007. The increase was substantially due to a decline in the average cost of interest-bearing liabilities from 4.52% for the nine months ended September 30, 2007 to 3.44% for the nine months ended September 30, 2008, which resulted in a 15.2% decrease in interest expense. Interest income decreased 1.5% primarily due to a decline in yield on interest-earning assets from 7.21% for the nine months ended September 30, 2007 to 6.49% for the nine months ended September 30, 2007. The decrease in interest income caused by the reduction in yield was partially offset by a $23.1 million increase in average interest-earning assets for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The reductions in the Federal Funds rate, the prime rate and other market interest rates, beginning in September 2007, as discussed previously, also resulted in larger decreases in funding costs than in asset yields during the nine months ended September 30, 2008. Net interest margin improved to 3.36% during the nine months ended September 30, 2008, compared to 3.17% during the nine months ended September 30, 2007.
Interest income. Interest income decreased $186,000, or 1.5%, to $12.6 million for the nine months ended September 30, 2008, compared to $12.8 million for the nine months ended September 30, 2007. The decrease in interest income was primarily due to a decrease in income on securities, and, to a lesser extent, a decrease in income related to loans and FHLB stock dividends. Interest income on securities decreased $143,000, or 12.3%, to $1.1 million for the nine months ended September 30, 2008, from $1.2 million for the nine months ended September 30, 2007. The decrease in income was due to a decline in the average balance of securities, partially offset by an increase in the average yield on the portfolio. The average balance of securities decreased $3.7 million, or 12.2%, to $26.6 million for the nine months ended September 30, 2008, from $30.3 million for the nine months ended September 30, 2007. The decrease was due to current period security sales, maturities and repayments on mortgage-backed securities in excess of purchases. The average yield on securities increased 8 bp to 5.17% for the nine months ended September 30, 2008, from 5.09% for the nine months ended September 30, 2007. Interest income on loans totaled $11.5 million for both the nine months ended September 30, 2008 and 2007. Although total interest income on loans remained substantially unchanged for the two periods, average loan balances increased and the yield on the portfolio decreased during the current year period. The average balance of loans outstanding increased $26.9 million, or 13.2%, to $230.9 million for the nine months ended September 30, 2008, compared to $204.0 million for the nine months ended September 30, 2007. The average yield on loans decreased 88 bp to 6.66% in the nine months ended September 30, 2008, from 7.54% in the nine months ended September 30, 2007. The decline in yield was due to origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. Dividend income from FHLB stock declined $23,000, or 22.1%, to $81,000 for the nine months ended September 30, 2008 from $104,000 for the nine months ended September 30, 2007. The decline in dividend income was due to a decline in both the yield and average balance. The average yield on FHLB stock dividends declined 117 bps to 5.27% during the nine months ended September 30, 2008 from 6.44% in the prior year period. The average balance of FHLB stock declined $103,000, or 4.8%, to $2.0 million at September 30, 2008 from $2.1 million for the prior year period.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense. Interest expense decreased $1.1 million, or 15.2%, to $6.1 million for the nine months ended September 30, 2008, compared to $7.2 million for the nine months ended September 30, 2007. The decrease resulted from both reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $610,000, or 11.5%, to $4.7 million for the nine months ended September 30, 2008, from $5.3 million for the nine months ended September 30, 2007. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 96 bp, to 3.40% in the nine months ended September 30, 2008, from 4.36% in the nine months ended September 30, 2007, due to lower market interest rates in the current year period. Average deposit balances increased $21.6 million, or 13.3%, to $184.1 million for the nine months ended September 30, 2008, from $162.5 million for the nine months ended September 30, 2007. The increase in average deposit balances was predominantly due to growth in certificate of deposit account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $484,000, or 25.8%, to $1.4 million for the nine months ended September 30, 2008, from $1.9 million for the nine months ended September 30, 2007. The decrease in expense was due to a decrease in the average cost of borrowings partially offset by an increase in the average balance of FHLB advances. The average cost of borrowings, including subordinated debentures, declined 145 bp to 3.59% in the nine months ended September 30, 2008, from 5.04% in the nine months ended September 30, 2007. The decrease in cost of borrowings was the result of lower market interest rates in the current year period. The average balance of FHLB advances and other borrowings increased $2.1 million, or 4.7%, to $51.7 million for the nine months ended September 30, 2008, from $49.6 million for the nine months ended September 30, 2007. Proceeds from the advances were used to fund loan growth.
Provision for loan losses. The provision for loan losses totaled $667,000 for the nine months ended September 30, 2008 compared to $435,000 for the nine months ended September 30, 2007. The $232,000 increase in the provision in the current year period was due to increases in nonperforming loans, specific reserves, and loan charge-offs. Nonperforming loans increased $1.5 million and totaled $2.0 million, or 0.87% of total loans, at September 30, 2008, compared to $488,000, or 0.21% of total loans, at December 31, 2007. The increase in nonperforming loans was due to one commercial loan, totaling $645,000, and three multi-family loans to one borrower, totaling $1.3 million which were past due and on nonaccrual status at September 30, 2008. The amount of the allowance for loan losses specifically allocated to nonperforming loans totaled $394,000 at September 30, 2008, while there was none at September 30, 2007. Management believes the remaining nonperforming loan balances are adequately secured by the underlying collateral at this time, however future additions may be necessary based on factors discussed below.
For the nine months ended September 30, 2008, CFBank had net charge-offs of $306,000, or 0.18% on an annualized basis of average loans, compared to a net recovery of $39,000, or 0.03% on an annualized basis of average loans, for the nine months ended September 30, 2007. Net charge-offs during the current period were related to two home equity lines of credit and, to a lesser extent, single-family mortgage and consumer loans.
The ratio of the allowance for loan losses to total loans was 1.30% at September 30, 2008 compared to 1.15% at December 31, 2007. The Company believes that the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio at September 30, 2008; however, future additions to the allowance may be necessary based on factors such as changes in client business performance, economic conditions, and changes in real estate values. Management continues to diligently monitor credit quality in the existing portfolio and analyzes potential loan opportunities carefully in order to manage credit risk.

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest income. Noninterest income totaled $584,000 for the nine months ended September 30, 2008, and was comparable to noninterest income of $579,000 for nine months ended September 30, 2007. Noninterest income for the nine months ended September 30, 2008 included $54,000 net gains on the sales of securities and a $57,000 increase in service charges on deposit accounts, primarily NSF and other checking account fees, offset by $77,000 lower net gains on sales of loans due to lower mortgage loan originations and sales in the current year period.
Noninterest expense. Noninterest expense for the nine months ended September 30, 2008 decreased $700,000, or 11.2% and totaled $5.6 million, compared to $6.3 million in the prior year period, which included a $774,000 pre-tax arbitration loss and lease termination expense as previously discussed. The ratio of noninterest expense to average assets improved to 2.68% in the nine months ended September 30, 2008 compared to 3.30% in the prior year period. The efficiency ratio improved to 78.91% during the nine months ended September 30, 2008 from 101.11% during the prior year period. Excluding the expenses related to the arbitration loss and lease termination, the ratio of noninterest expense to average assets for the nine months ended September 30, 2007 was 2.89%. and the efficiency ratio was 88.64%. The improvement in these ratios during the current period was due to cost control and asset growth. Noninterest expense, excluding the expenses related to the arbitration loss and lease termination, increased only $74,000, or 1.3%, for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007, while average assets through September 30, 2008 increased $23.7 million, or 9.3%, compared to the nine months ended September 30, 2007.
Income taxes. Income taxes totaled $244,000 for the nine months ended September 30, 2008 compared to a tax benefit of $190,000 for the nine months ended September 30, 2007 due to the net loss reported for the nine months ended September 30, 2007.
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

CENTRAL FEDERAL CORPORATION
Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating losses totaling $758,000, $2.7 million and $433,000 expire in 2023, 2024 and 2025, respectively. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. As we continue our strategy to expand into business financial services and focus on growth, the resultant increase in interest-earning assets is expected to increase profitability. Additional information is included in Notes 1 and 13 to our audited consolidated financial statements in our 2007 Annual Report to Shareholders incorporated by reference into our 2007 Annual Report on Form 10-K.
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
CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors and the requirements of our own deposit and loan customers. Management believes that CFBank’s liquidity is sufficient.
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on management’s assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, lines of credit with commercial banks, use of brokered deposits, the ability to obtain deposits by offering above-market interest rates, and CFBank’s participation in the CDARS program, as previously discussed in the section captioned “Deposits.” At September 30, 2008, CFBank had unused borrowing capacity with the FHLB and another financial institution of $29.1 million. Management also believes that the recently announced enhancements to FDIC coverage will encourage deposit growth within the banking industry and promote increased liquidity.
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At September 30, 2008, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $24.8 million, or 8.9% of adjusted total assets, which exceeds the required level of $13.9 million, or 5.0%; Tier 1 risk-based capital level of $24.8 million, or 10.3% of risk-weighted assets, which exceeds the required level of $14.5 million, or 6.0%; and total risk-based capital of $27.4 million, or 11.4% of risk-weighted assets, which exceeds the required level of $24.1 million, or 10.0%.

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
Changes in internal control over financial reporting. We made no changes in our internal controls or in other factors that could significantly affect these controls in the third quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
ISSUER PURCHASES OF EQUITY SECURITIES

Maximum
				Total	Number (or
				Number of	Approximate
				Shares (or	Dollar Value)
				Units)	of Shares (or
				Purchased as	Units) that
				Part of	May Yet Be
	Total Number		Average	Publicly	Purchased
	of Shares (or		Price Paid	Announced	Under the
	Units)		per Share	Plans or	Plans or
Period	Purchased		(or Unit)	Programs	Programs

July 1 - 31, 2008	90,000	(1)	$3.77	90,000	—	(2)
August 1 - 31, 2008	—		—	—	—
September 1 - 30, 2008	—		—	—	—

(1)	These shares were purchased in a privately negotiated transaction.

(2)	This 400,000 share repurchase program was announced on June 26, 2007 and expired on July 30, 2008.
Item 6. Exhibits
(a)

Exhibit
Number		Exhibit

3.1	*	Certificate of Incorporation

3.2	**	Amendment to Certificate of Incorporation of the registrant

3.2	***	Second Amended and Restated Bylaws of the registrant

4.0	*	Form of Common Stock Certificate

11.1		Statement Re: Computation of Per Share Earnings

31.1		Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2		Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1		Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998

**	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005

***	Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: November 13, 2008	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: November 13, 2008	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

CENTRAL FEDERAL CORPORATION
EXHIBIT INDEX

Exhibit
Number		Exhibit

3.1	*	Certificate of Incorporation

3.2	**	Amendment to Certificate of Incorporation of the registrant

3.2	***	Second Amended and Restated Bylaws of the registrant

4.0	*	Form of Common Stock Certificate

11.1		Statement Re: Computation of Per Share Earnings

31.1		Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2		Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1		Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998

**	Incorporated by reference to the Exhibits included with the registrant’s Registration Statement on Form S-2 No. 333-129315 filed with the Commission on October 28, 2005

***	Incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007