Form 10-K
period 2008-12-31
CENTRAL FEDERAL CORP
filed 2009-03-27
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008

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
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2008 was $13.9 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.
As of March 15, 2009, there were 4,101,537 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Rule 14a-3(b) Annual Report to Shareholders for its fiscal year ended December 31, 2008 and its Proxy Statement for the 2009 Annual Meeting of Shareholders to be held on May 21, 2009, which was filed with the Securities and Exchange Commission (the Commission) on or about March 31, 2009, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements
Statements in this Form 10-K that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of Central Federal Corporation (the Company) or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:
•
changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

•	changes in interest rates that may reduce interest margin and impact funding sources;

•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;

•	changes in tax laws, rules and regulations;

•
various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC) and the Office of Thrift Supervision (OTS);

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;

•	our ability to grow our core businesses;

•	technological factors which may affect our operations, pricing, products and services;

•	unanticipated litigation, claims or assessments; and

•	management’s ability to manage these and other risks.
Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. We caution you however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I
Item 1. Business.
General
The Company, which was formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank is a community-oriented savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the OTS. Reserve Mortgage Services, Inc. (Reserve), a wholly owned subsidiary of CFBank from October 2004 until May 12, 2005 when it was merged into CFBank, was acquired in October 2004 to expand CFBank’s mortgage services business. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Company, was formed in 2003 to raise additional funding for the Company. Under accounting guidance in Financial Accounting Standards Board (FASB) Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust. Ghent Road, Inc., a wholly owned subsidiary of the Company, was formed in 2006 and owns land adjacent to CFBank’s Fairlawn office. Currently, we do not transact any material business other than through CFBank and the Trust. At December 31, 2008, assets totaled $277.8 million and stockholders’ equity totaled $33.1 million.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, corporate cash management and online internet banking. We attract retail and business deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. We also invest in consumer loans, construction and land loans and securities. In 2003, we began originating more commercial, commercial real estate and multi-family mortgage loans than in the past as part of our expansion into business financial services. The majority of our customers are consumers, small businesses and small business owners. Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. Our primary sources of funds are retail and business deposit accounts and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances and other borrowings and proceeds from the sale of loans. Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio. We originate commercial and conventional real estate loans and business loans primarily throughout Ohio.
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

Lending Activities
Loan Portfolio Composition. The loan portfolio consists primarily of mortgage loans secured by single-family and multi-family residences, commercial real estate loans and commercial loans. At December 31, 2008, gross loans receivable totaled $237.4 million. Commercial, commercial real estate and multi-family mortgage loans totaled $182.1 million and represented 76.7% of the gross loan portfolio at December 31, 2008 compared to 74.6% of the gross loan portfolio at December 31, 2007 and 67.7% at December 31, 2006. The increase in the percentage of commercial, commercial real estate and multi-family mortgage loans in the portfolio was a result of the growth strategy implemented in 2003 to expand into business financial services. Single-family residential mortgage loans totaled $28.9 million and represented 12.2% of total gross loans at year-end 2008, compared to 13.3% of total gross loans at year-end 2007 and 16.2% at year-end 2006. The remainder of the portfolio consisted of consumer loans, which totaled $26.4 million, or 11.1% of gross loans receivable at year-end 2008.
The types of loans originated are subject to federal and state laws and regulations. Interest rates charged on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, monetary policies of the Federal Reserve Board and legislative tax policies.

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
					(Dollars in thousands)
Real estate mortgage loans:
Single-family	$28,884	12.16%	$31,082	13.31%	$30,209	16.15%	$23,627	18.81%	$42,577	38.97%
Multi-family	41,495	17.48%	43,789	18.75%	47,247	25.25%	30,206	24.04%	25,602	23.43%
Commercial	99,652	41.98%	95,088	40.71%	47,474	25.37%	25,937	20.64%	20,105	18.40%

Total real estate mortgage loans	170,031	71.62%	169,959	72.77%	124,930	66.77%	79,770	63.49%	88,284	80.80%

Consumer loans:
Home equity loans	631	.27%	604	.26%	865	.46%	734	.58%	663	.61%
Home equity lines of credit	19,708	8.30%	18,726	8.02%	22,148	11.84%	23,852	18.98%	5,928	5.43%
Automobile	5,084	2.14%	7,957	3.41%	6,448	3.45%	4,237	3.37%	6,735	6.16%
Other	1,006	.42%	961	.41%	785	.42%	717	.57%	626	.57%

Total consumer loans	26,429	11.13%	28,248	12.10%	30,246	16.17%	29,540	23.50%	13,952	12.77%

Commercial loans	40,945	17.25%	35,334	15.13%	31,913	17.06%	16,347	13.01%	7,030	6.43%

Total loans receivable	237,405	100.00%	233,541	100.00%	187,089	100.00%	125,657	100.00%	109,266	100.00%

Less:
Net deferred loan fees	(364)		(382)		(285)		(136)		(139)
Allowance for loan losses	(3,119)		(2,684)		(2,109)		(1,495)		(978)

Loans receivable, net	$233,922		$230,475		$184,695		$124,026		$108,149

Real estate mortgage loans include $3,052, $6,184, $4,454, $1,466 and $9,774 in construction loans at year-end 2008, 2007, 2006, 2005 and 2004, respectively.

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2008. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2008
	Real Estate
	Mortgage	Consumer	Commercial	Total Loans
	Loans(1)	Loans	Loans	Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$16,810	$1,094	$25,852	$43,756

After one year:
More than one year to three years	25,651	2,124	4,213	31,988
More than three years to five years	9,132	4,026	5,567	18,725
More than five years to 10 years	68,319	377	3,970	72,666
More than 10 years to 15 years	23,890	506	1,199	25,595
More than 15 years	26,229	18,302	144	44,675

Total due after 2009	153,221	25,335	15,093	193,649

Total amount due	$170,031	$26,429	$40,945	$237,405

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans.
The following table sets forth at December 31, 2008, the dollar amount of total loans receivable contractually due after December 31, 2009, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2009
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate mortgage loans(1)	$58,141	$95,080	$153,221
Consumer loans	5,810	19,525	25,335
Commercial loans	5,699	9,394	15,093

Total loans	$69,650	$123,999	$193,649

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans.
Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans to take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio, markets. These loans are predominantly adjustable rate loans. A majority of our single-family mortgage loan originations are fixed-rate loans. Current originations of long-term fixed-rate single-family mortgages are generally sold rather than retained in portfolio. Although the decision to sell current single-family mortgage originations rather than retain the loans in portfolio may result in declining single-family loan portfolio balances and lower earnings from that portfolio in the near term, it protects future profitability. We believe it is not prudent to retain all of these long-term, fixed-rate loan originations and subject our performance to the interest rate risk and reduced future earnings associated with a rise in interest rates. In a transaction with the Federal Home Loan Mortgage Corporation (Freddie Mac) in 2005, we securitized single-family residential mortgage loans held in our portfolio with an outstanding principal balance of $18.6 million, reducing single-family mortgage loan balances. The securitization increased liquidity as the securities retained were readily marketable, eliminated credit risk on the loans and reduced CFBank’s risk-based capital requirement. Although we currently expect that most of the long-term fixed-rate mortgage loan originations will continue to be sold on a servicing-released basis, a portion of the loans may be retained for portfolio within our interest rate risk and profitability guidelines.
Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. We currently sell a significant number of the single-family mortgage loans that we originate on a servicing released basis. Most single-family mortgage loans are underwritten according to Freddie Mac and other investor guidelines. Loan originations are obtained from our loan officers and their contacts with the local real estate industry, existing or past customers, members of the local communities, and to a lesser extent, through telemarketing and purchased leads. At December 31, 2008, single-family mortgage loans totaled $28.9 million, or 12.2% of total loans, of which $17.6 million, or 60.8%, were fixed-rate loans.
Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85% of the appraised value of the property securing the loan and up to 100% of the appraised value if private mortgage insurance is obtained. Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent. Due-on-sale clauses are an important means of adjusting the rates on the fixed-rate mortgage loan portfolio, and we exercise our rights under these clauses. The single-family mortgage loan originations are generally for terms to maturity of up to 30 years.
We offer several adjustable-rate mortgage (ARM) loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. ARM loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans. The Company requires that all ARM loans held in the loan portfolio have payments sufficient to amortize the loan over its term and the loans do not have negative principal amortization.
The volume and types of single-family ARM loan originations are affected by market factors such as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for single-family ARM loans in our primary market area has been weak due to consumer preference for fixed-rate loans as a result of the low interest rate environment. Consequently, our origination of ARM loans on single-family residential properties has not been significant as compared to our origination of fixed-rate loans.
Commercial and Multi-Family Real Estate Lending. Beginning in 2003, we expanded into business financial services and positioned ourselves for growth in the Fairlawn and Columbus, Ohio, markets and, as a result, commercial real estate and multi-family residential mortgage loan balances have increased significantly. Commercial real estate and multi-family residential mortgage loans totaled $141.1 million, or 59.5% of gross loans, at December 31, 2008, compared to $138.9 million, or 59.5% of gross loans, at December 31, 2007, and $94.7 million, or 50.6% of gross loans, at December 31, 2006. We anticipate that commercial real estate and multi-family residential mortgage lending activities will continue to grow in the future as we continue to execute our strategic growth plan, but future growth will be significantly impacted by economic conditions, including the current recession.

We originate commercial real estate loans that are secured by properties used for business purposes, such as manufacturing facilities, office buildings or retail facilities. Commercial real estate and multi-family residential mortgage loans are secured by properties generally located in our primary market area. Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 80% of the appraised value of the property. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraisal value and net operating income of the property, the debt service ratio and the property owner’s financial strength, expertise and credit history. We offer both fixed rate and adjustable rate commercial real estate and multi-family loans. Fixed rates are generally limited to three to five years, at which time they convert to adjustable rate loans. Adjustable rate loans are tied to various market indices and generally adjust at monthly to annual time intervals. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.
Commercial real estate and multi-family residential mortgage loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. These loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Some of our borrowers also have more than one commercial real estate or multi-family residential loan outstanding with us. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a single-family residential mortgage loan. We seek to minimize these risks through underwriting policies which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio and the financial strength of the owners.
Three multi-family mortgage loans to one borrower, totaling $1.3 million and secured by apartment buildings in Columbus, Ohio, were on nonaccrual status and determined to be impaired at year-end 2008. The amount of the allowance for loan losses allocated to the loans to this one borrower totaled $121,000 at year-end 2008.
At December 31, 2008, one commercial real estate loan, totaling $347,000 and secured by property in Akron, Ohio, was inadequately protected by the current net worth and paying capacity of the obligor and of the collateral pledged. The loan was 90 days past maturity and still accruing interest at December 31, 2008, as the borrower continues to make monthly payments on the loan, however, the loan exhibits weaknesses that could lead to nonaccrual classification in the future.
At December 31, 2008, one commercial real estate loan, totaling $530,000 and secured by church property in Columbus, Ohio, was identified as a significant problem loan that is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. A complete documentation review has been performed and the loan is in the active process of being collected. The borrower was two payments delinquent on the loan as of December 31, 2008 and the loan is not nonaccrual at year-end 2008; however, the loan exhibits weaknesses that could lead to nonaccrual classification in the future. As a substandard asset, the loan is characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. See “Delinquencies and Classified Assets.”
Commercial Lending. Expansion into business lending in 2003 also resulted in increased originations of commercial loans. Commercial loans totaled $40.9 million, or 17.3% of gross loans, at December 31, 2008. Commercial loans increased $5.6 million, or 15.7%, from $35.3 million, or 15.1% of gross loans, at December 31, 2007, and increased $9.0 million, or 28.3%, from $31.9 million, or 17.1% of gross loans, at December 31, 2006. We anticipate that commercial lending activities will continue to grow in the future.

We make commercial business loans primarily to businesses. Those loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the owners. We offer both fixed rate and adjustable rate commercial loans. Fixed rates are generally limited to three to five years. Adjustable rate loans are tied to various market indices and generally adjust at monthly to annual time intervals.
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
At December 31, 2008, one commercial loan, totaling $646,000 and secured by a second lien on properties in the Kent, Ohio area, was on nonaccrual status and determined to be impaired at year-end 2008. The amount of the allowance for loan losses allocated to this loan totaled $371,000 at year-end 2008.
At December 31, 2008, seven commercial loans totaling $2.6 million were identified as significant problem loans that are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged. These seven commercial loans include three commercial loans to one borrower totaling $1.3 million secured by the facilities of a golf course in Macedonia, Ohio; 2 loans totaling $328,000 to an architectural firm in Columbus, Ohio; and 2 loans totaling $902,000 to a plastics recycler in Akron, Ohio. Complete documentation reviews have been performed and the loans are in the active process of being collected. Payments on these loans are current or one payment behind as of December 31, 2008 and the loans are not nonaccrual at year-end 2008; however, the loans exhibit weaknesses that could lead to nonaccrual classification in the future. As substandard assets, the loans are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. See “Delinquencies and Classified Assets.”
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
Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. Construction loans totaled $3.1 million at December 31, 2008.
Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home equity and home improvement loans and loans secured by deposits. At December 31, 2008, the consumer loan portfolio totaled $26.4 million, or 11.1% of gross loans receivable.

Home equity lines of credit comprise the majority of consumer loan balances and totaled $19.7 million at December 31, 2008. We offer a variable rate home equity line of credit with rates adjusting monthly at up to 3% above the prime rate of interest as disclosed in The Wall Street Journal. Since July 2006, our home equity line of credit product has included a 4% interest rate floor. The amount of the line is based on the borrower’s credit, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. These loans are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. These home equity lines of credit are retained in our portfolio.
Home equity lines of credit include both purchased loans and loans we originated for portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Virginia and Florida. The outstanding balance of the purchased home equity lines of credit was $5.5 million at December 31, 2008, and $3.5 million, or 64%, of the balances are collateralized by properties in these states. The collateral values associated with loans in these states have declined from 10%to 25% since these loans were originated in 2005 and 2006. As a result, balances on those loans exceeded collateral values by $938,000 at year-end 2008. None of the loans where loan balances exceeded the collateral values were delinquent at December 31, 2008. We have experienced increased write-offs in the purchased portfolio as the state of the housing market and general economy has worsened and in 2008, three loans, totaling $360,000, were written off. We continue to monitor collateral values and borrower FICO scores and, when the situation warrants, have frozen the lines of credit.
Auto loan balances primarily represent remaining unpaid amounts on pools of loans purchased in 2005, 2006 and 2007. We did not purchase any auto loans in 2008. We no longer originate indirect automobile loans, as we had in years prior to 2003, and we make few direct automobile loans.
Delinquencies and Classified Assets. The Board of Directors monitors the status of all delinquent loans 30 days or more past due, past due statistics and trends for all loans on a monthly basis. Procedures with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency. In general, we make every effort, consistent with safety and soundness principles, to work with the borrower to have the loan brought current. If the loan is not brought current, it then becomes necessary to repossess collateral and/or take legal action.

Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets. We have incorporated the OTS internal asset classifications as a part of our credit monitoring system. In accordance with regulations, problem assets are classified as “substandard,” “doubtful” or “loss,” and the classifications are subject to review by the OTS. An asset is considered “substandard” under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered “doubtful” under the regulations has all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets considered “loss” under the regulations are those considered “uncollectible” and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated “special mention” when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these categories. We maintain an internal credit grading system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family mortgage loans. Additionally, we utilize an independent, external firm for loan review annually.
At December 31, 2008, $4.6 million in assets were designated as special mention, and included $2.9 million in multi-family real estate loans, $1.5 million in commercial real estate loans and $245,000 in commercial loans. Assets classified as substandard totaled $4.9 million at December 31, 2008, and included $2.5 million in commercial loans, $1.3 million in multi-family mortgage loans, $877,000 in commercial real estate loans, $98,000 in consumer loans and $63,000 in single-family mortgage loans. Assets classified as doubtful totaled $646,000 at year-end 2008 and included one commercial loan. There were no loans classified as loss at year-end 2008.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the loans rather than the actual payment amounts which are overdue.

	December 31, 2008				December 31, 2007				December 31, 2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	3	$63	—	$—	5	$332	—	$—	5	$288
Multi-family	—	—	3	1,264	—	—	—	—	—	—	—	—
Commercial	1	530	1	347	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	1	60	—	—	1	146	—	—	—	—
Automobile	1	2	—	—	—	—	1	9	1	1	1	9
Other	1	1	1	32	—	—	—	—	—	—	—	—
Commercial loans	—	—	1	646	—	—	1	1	2	509	—	—

Total delinquent loans	3	$533	10	$2,412	—	$—	8	$488	3	$510	6	$297

Delinquent loans as a percent of total loans		.22%		1.02%		.00%		.21%		.27%		.16%

The table does not include delinquent loans less than 60 days past due. At December 31, 2008, 2007 and 2006, total loans past due 30 to 59 days totaled $1,070, $333 and $1,533, respectively.

	December 31, 2005				December 31, 2004
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	10	$800	2	$149	8	$276
Multi-family	—	—	—	—	—	—	—	—
Commercial	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	—	—	1	7	—	—
Automobile	4	30	—	—	5	43	2	9
Other	1	2	—	—	—	—	1	1
Commercial loans	—	—	—	—	—	—	—	—

Total delinquent loans	5	$32	10	$800	8	$199	11	$286

Delinquent loans as a percent of total loans		.03%		.64%		.18%		.26%

The table does not include delinquent loans less than 60 days past due. At December 31, 2005 and 2004, total loans past due 30 to 59 days totaled $859 and $549, respectively.

Nonperforming Assets. The following table contains information regarding nonperforming loans and repossessed assets. It is the general policy of CFBank to stop accruing interest on loans four payments or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and set up reserves for all previously accrued interest. At December 31, 2008, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $141,000. There were no troubled debt restructurings for any of the years presented.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$63	$235	$288	$800	$276
Multi-family real estate	1,264	—	—	—	—
Consumer	92	155	9	—	10
Commercial	646	1	—	—	—

Total nonaccrual loans	2,065	391	297	800	286
Loans past due 90 days or more and still accruing:
Single-family real estate	—	97	—	—	—
Commercial real estate	347	—	—	—	—

Total nonperforming loans(1)	2,412	488	297	800	286
Real estate owned (REO)	—	86	—	—	132

Total nonperforming assets(2)	$2,412	$574	$297	$800	$418

Nonperforming loans to total loans	1.02%	.21%	.16%	.64%	.26%
Nonperforming assets to total assets	.87%	.21%	.13%	.46%	.24%

(1)	Total nonperforming loans equal nonaccrual loans and loans past due 90 days or more and still accruing.

(2)	Nonperforming assets consist of nonperforming loans and REO.
Allowance for Loan Losses. Management analyzes the adequacy of the allowance for loan losses regularly through reviews of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic conditions and trends; and other factors that warrant recognition in providing for an adequate loan loss allowance. The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risk in the loan portfolio. Various regulatory agencies, as an integral part of the examination process, periodically review the allowance for loan losses. Such agencies may require additional provisions for loan losses based upon information available at the time of their review. At December 31, 2008, the allowance for loan losses totaled 1.32% of total loans, compared to 1.15% at December 31, 2007.

The OTS, in conjunction with the other federal banking agencies, has adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances in accordance with U.S. generally accepted accounting principles and guidance for banking agency examiners to use in evaluating the allowances. The policy statement requires that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. CFBank adopted an Allowance for Loan Losses Policy designed to provide a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with U.S. generally accepted accounting principles and supervisory guidance. Management believes that an adequate allowance for loan losses has been established. However, actual losses are dependent upon future events and, as a result, further additions to the level of allowances for estimated loan losses may become necessary.
The following table sets forth activity in the allowance for loan losses for the periods indicated.

	2008	2007	2006	2005	2004
		(Dollars in thousands)

Allowance for loan losses, beginning of period	$2,684	$2,109	$1,495	$978	$415
Charge-offs:
Single-family real estate	73	27	159	170	—
Consumer	424	17	143	85	117

Total charge-offs	497	44	302	255	117
Recoveries on loans previously charged off:
Single-family real estate	4	72	53	27	—
Consumer	11	8	43	71	34

Total recoveries	15	80	96	98	34
Net charge-offs (recoveries)	482	(36)	206	157	83
Provision for loan losses	917	539	820	674	646

Allowance for loan losses, end of period	$3,119	$2,684	$2,109	$1,495	$978

Allowance for loan losses to total loans	1.32%	1.15%	1.13%	1.19%	.90%
Allowance for loan losses to nonperforming loans	129.31%	550.00%	710.10%	186.88%	341.96%
Net charge-offs (recoveries) to the allowance for losses	15.45%	(1.34%)	9.77%	10.50%	8.49%
Net charge-offs (recoveries) to average loans	.21%	(.02%)	.13%	.14%	.10%
The provision for loan losses increased in 2008 due to an increase in loan charge-offs and nonperforming loans in 2008. The provision for loan losses totaled $917,000 in 2008 compared to $539,000 in 2007 and $820,000 in 2006. Growth in nonperforming commercial, commercial real estate and multi-family mortgage loans required an increase allowance for loan losses related to these loan types in 2008. As shown in the following chart, the allowance for commercial, commercial real estate and multi-family mortgage loans totaled $2.9 million at December 31, 2008, an increase of $382,000 from $2.6 million at December 31, 2007. These loans tend to be larger balance, higher risk loans and, as a result, 94.1% of the allowance was allocated to these loan types at December 31, 2008.
The current weakness in the housing market and slowing economy may increase the level of charge-offs in the future. Weakness in the housing markets in geographic regions that have experienced the largest decline in housing values may negatively impact our purchased home equity lines of credit. See “Consumer and Other Lending.” Additionally, a slowing economy may negatively impact our commercial, commercial real estate and multi-family residential loan portfolios, where we have already experienced an increase in delinquent and nonperforming assets.

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

	At December 31,
	2008			2007			2006
		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each		in each	in Each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)

Single-family mortgage loans	$43	1.38%	12.16%	$86	3.20%	13.31%	$110	5.22%	16.15%
Consumer loans	142	4.55%	11.13%	46	1.72%	12.10%	53	2.51%	16.17%
Commercial, commercial real estate and multi-family mortgage loans	2,934	94.07%	76.71%	2,552	95.08%	74.59%	1,946	92.27%	67.68%

Total allowance for loan losses	$3,119	100.00%	100.00%	$2,684	100.00%	100.00%	$2,109	100.00%	100.00%

	At December 31,
	2005			2004
		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)

Single-family mortgage loans	$57	3.81%	18.81%	$4	.41%	38.97%
Consumer loans	120	8.03%	23.50%	112	11.45%	12.77%
Commercial, commercial real estate and multi-family mortgage loans	1,318	88.16%	57.69%	862	88.14%	48.26%

Total allowance for loan losses	$1,495	100.00%	100.00%	$978	100.00%	100.00%

Real Estate Owned
There were no properties held as real estate owned at December 31, 2008. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
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
The investment policy established by the Board of Directors is designed to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement lending activities. The policy provides authority to invest in United States Treasury and federal agency securities meeting the policy’s guidelines, mortgage-backed securities guaranteed by the United States government and agencies thereof, and municipal bonds. At December 31, 2008, the securities portfolio totaled $23.6 million.
At December 31, 2008, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Freddie Mac or the Federal National Mortgage Association (Fannie Mae).

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized		Amortized	Fair	Amortized	Fair
	Cost	Fair Value	Cost	Value	Cost	Value
	(Dollars in thousands)

Securities available for sale:
Federal agency	$—	$—	$6,998	$6,993	$6,005	$5,883
State and municipal	—	—	1,009	1,009	2,014	1,979
Mortgage-backed	23,020	23,550	20,107	20,396	21,345	21,464

Total securities available for sale	23,020	23,550	28,114	28,398	29,364	29,326

Net unrealized gain (loss) on securities available for sale	530	—	284	—	(38)	—

Total securities	$23,550	$23,550	$28,398	$28,398	$29,326	$29,326

The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of securities available for sale as of December 31, 2008. Yields are stated on a fully taxable equivalent basis.

At December 31, 2008
			More than One Year to		More than Five Years to
	One Year or Less		Five Years		Ten Years		More than Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average	Carrying	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
(Dollars in thousands)

Mortgage-backed	$—	0.00%	$2,207	5.03%	$3,569	5.34%	$17,774	5.40%	$23,550	5.36%

Total securities at fair value	$—	0.00%	$2,207	5.03%	$3,569	5.34%	$17,774	5.40%	$23,550	5.36%

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
Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 60.5% of average deposit balances in 2008. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. CFBank participates in the Certificate of Deposit Account Registry Service® (CDARS) which provides CFBank customers the ability to obtain full FDIC insurance on deposits of up to $50 million placed through the service. During the credit crisis in 2008, many CFBank customers sought the full FDIC coverage available through the CDARS program, and balances in these accounts increased $31.6 million to $48.4 million at December 31, 2008, compared to $16.8 million at December 31, 2007 and $9.5 million at December 31, 2006. At December 31, 2008, certificate accounts maturing in less than one year totaled $83.8 million and included $40.0 million in CDARS balances. Although most of the certificate of deposit accounts are expected to be reinvested with CFBank, there is a risk that the CDARS account holders may not require the full FDIC coverage available through the CDARS program when money markets stabilize, and may select higher yielding investments. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. We consider brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources balancing the costs of funding with the mix of maturities. Although CFBank customers participate in the CDARS program, they are considered brokered deposits by regulation. Brokered deposits, including CDARS accounts, totaled $67.2 million at December 31, 2008, $52.2 million at December 31, 2007 and $30.5 million at December 31, 2006.
Certificate accounts in amounts of $100,000 or more totaled $45.6 million at December 31, 2008, maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
	(Dollars in thousands)

Three months or less	$11,914	2.23%
Over 3 through 6 months	7,492	3.64%
Over 6 through 12 months	10,687	4.55%
Over 12 months	15,467	4.13%

Total	$45,560

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2008			2007			2006
		Percent			Percent			Percent
		of Total	Average		of Total	Average		of Total	Average
	Average	Average	Rate	Average	Average	Rate	Average	Average	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
				(Dollars in thousands)

Interest-bearing checking accounts	$11,399	5.66%	.49%	$10,676	6.00%	2.17%	$9,522	6.37%	2.16%
Money market accounts	44,059	21.89%	2.41%	40,890	22.97%	4.39%	31,754	21.25%	4.23%
Savings accounts	10,322	5.13%	.33%	10,613	5.96%	.50%	12,770	8.55%	.60%
Certificates of deposit	121,715	60.47%	4.16%	104,063	58.47%	4.93%	85,010	56.88%	4.30%
Noninterest-bearing deposits:
Demand deposits	13,776	6.85%	—	11,742	6.60%	—	10,386	6.95%	—

Total average deposits	$201,271	100.00%	3.31%	$177,984	100.00%	4.34%	$149,442	100.00%	3.80%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2008.

	Period to Maturity from December 31, 2008				At December 31,
			Two to	Over
	Less than	One to Two	Three	Three
	One Year	Years	Years	Years	2008	2007	2006
			(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$2,058	$80	$—	$21	$2,159	$21	$3
1.00 to 1.99%	9,985	1,548	55	40	11,628	23	7
2.00 to 2.99%	33,102	706	6	36	33,850	2,923	4,696
3.00 to 3.99%	15,823	16,283	1,149	42	33,297	11,434	11,955
4.00 to 4.99%	5,984	22,437	2,358	622	31,401	33,324	19,250
5.00% and above	16,806	831	482	796	18,915	66,443	61,547

Total certificate accounts	$83,758	$41,885	$4,050	$1,557	$131,250	$114,168	$97,458

Borrowings. FHLB advances are used as an alternative to retail and brokered deposits to fund operations as part of our operating strategy. The advances are collateralized primarily by certain mortgage loans, home equity lines of credit, commercial real estate loans and mortgage-backed securities and secondarily by investment in capital stock of the FHLB. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. In addition to access to FHLB advances, CFBank has a $5.0 million line of credit with a commercial bank. Interest on the line accrues daily and is variable based on the lender’s federal funds rate.
In 2003, we formed the Trust, which issued $5.0 million of three-month London Interbank Offered Rate (LIBOR) plus 2.85% floating rate trust preferred securities as part of a pooled private offering of such securities. We issued $5.2 million of subordinated debentures to the Trust in exchange for ownership of all of the common stock of the Trust and the proceeds of the preferred securities sold by the Trust. The subordinated debentures mature on December 30, 2033 and we may redeem the subordinated debentures, in whole or in part, at par plus accrued and unpaid interest, any time after December 30, 2008. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. There are no required payments on the subordinated debentures over the next five years. Under FASB Interpretation No. 46, as revised in December 2003, the Trust is not consolidated with the Company. Accordingly, we do not report the securities issued by the Trust as liabilities, and instead report the subordinated debentures issued by the Company and held by the Trust as liabilities.
The following table sets forth certain information regarding borrowed funds at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2008	2007	2006
	(Dollars in thousands)
FHLB advances and other borrowings:
Average balance outstanding	$47,013	$51,295	$33,201
Maximum amount outstanding at any month-end during the period	60,305	60,205	41,604
Balance outstanding at end of period	34,205	54,605	37,675
Weighted average interest rate during the period	3.67%	5.02%	4.85%
Weighted average interest rate at end of period	3.44%	4.57%	5.28%
Subsidiary Activities
As of December 31, 2008, we maintained CFBank, Ghent Road, Inc. and the Trust as wholly owned subsidiaries.
Personnel
As of December 31, 2008, CFBank had 63 full-time and 12 part-time employees.

Regulation and Supervision
General. CFBank is subject to regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. CFBank is a member of the FHLB System. CFBank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). The FDIC merged the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF on March 31, 2006, in accordance with the Federal Deposit Insurance Reform Act of 2005. CFBank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test CFBank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in Congress. Any change in such law, regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, and on CFBank and its operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and of the Commission under the federal securities laws.
Certain of the regulatory requirements applicable to the Company and CFBank are referred to below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on CFBank and/or the Company.
Federal Savings Institution Regulation
Business Activities. The activities of federal savings institutions are governed by the Home Owners’ Loan Act, as amended (HOLA) and, in certain respects, the Federal Deposit Insurance Act and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations, for example, commercial, commercial real estate loans and consumer loans, are limited to a specified percentage of the institution’s capital or assets.
Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus, if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments. At December 31, 2008, CFBank was in compliance with this regulation.
QTL Test. The HOLA requires that CFBank, as a savings association, comply with the qualified thrift lender (QTL) test. Under the QTL test, CFBank is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, CFBank’s total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets and (iii) the value of property used to conduct CFBank’s business. CFBank may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended. CFBank met the QTL test at December 31, 2008 and in each of the prior 12 months, and, therefore, qualified as a thrift lender. If CFBank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a national bank charter.

Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for any other depository institution that does not have a composite rating of 1 is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk weights, which range from 0%, for cash and obligations issued by the United States government or its agencies, to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.
Tangible capital is defined, generally, as common shareholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt, intermediate preferred stock and the allowance for loan and lease losses. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At December 31, 2008, CFBank met each of its capital requirements, in each case on a fully phased-in basis.

			Excess	Capital
	Actual	Required	(Deficiency)	Actual	Required
	Capital	Capital	Amount	Percent	Percent
	(Dollars in thousands)

Tangible	$25,168	$4,120	$21,048	9.2%	1.5%

Core (Leverage)	25,168	10,988	14,180	9.2%	4.0%

Risk-based	27,737	19,163	8,574	11.6%	8.0%

Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution’s capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution (Tier 1 Bank) and that has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice, but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its “surplus capital ratio” (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net earnings for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event CFBank’s capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, CFBank’s ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. At December 31, 2008, CFBank was classified as a Tier 1 Bank.
Under OTS capital distribution regulations, an application to and the prior approval of the OTS is required before an institution makes a capital distribution if (1) the institution does not meet certain criteria for “expedited treatment” for applications under the regulations, (2) the total capital distributions by the institution for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, (3) the institution would be undercapitalized following the distribution or (4) the distribution would otherwise be contrary to a statute, regulation or agreement with the OTS. If an application is not required, the institution may still need to give advance notice to the OTS of the capital distribution. The Company’s ability to pay dividends, service debt obligations and repurchase common stock is dependent upon receipt of dividend payments from CFBank.
Branching. OTS regulations permit federally-chartered savings associations to branch nationwide under certain conditions. Generally, federal savings associations may establish interstate networks and geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings associations.
Community Reinvestment. Under the Community Reinvestment Act (the CRA), as implemented by OTS regulations, a savings association has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by the association. The CRA also requires each institution to publicly disclose its CRA rating. CFBank’s CRA rating was “satisfactory” based on the latest assessment by the OTS as of December 2008.
The CRA regulations establish an assessment system that bases a savings association’s rating on its actual performance in meeting community needs. In particular, the assessment system focuses on three tests: (i) a lending test, to evaluate the institution’s record of making loans in its assessment areas; (ii) an investment test, to evaluate the institution’s record of investing in community development projects, affordable housing and programs benefiting low- or moderate-income individuals and businesses; and (iii) a service test, to evaluate the institution’s delivery of services through its branches, ATMs and other offices. The applicability of these three tests to a particular savings association is based on its asset size.

Transactions with Related Parties. The authority of CFBank to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Company and any non-savings institution subsidiaries that the Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).
Section 22(h) of the Federal Reserve Act restricts a savings association with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association’s total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus. Furthermore, any loan, when aggregated with all other extensions of credit to that person, which exceeds $500,000, must receive prior approval by the board. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution’s employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as CFBank, which are subject to the insider lending restrictions of Section 22(h) of the Federal Reserve Act.
Enforcement. Under the Federal Deposit Insurance Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers or accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a supervisory directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties apply to a wide range of violations and can amount to $25,000 per day, or $1 million or 1% of total assets, whichever is less per day in especially egregious cases. The FDIC also has the authority under the act to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state law also establishes criminal penalties for certain violations.

Standards for Safety and Soundness. The Federal Deposit Insurance Act requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (Guidelines) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The regulations under the Federal Deposit Insurance Act establish deadlines for the submission and review of such safety and soundness compliance plans.
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
Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; or (iv) critically undercapitalized. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law. At December 31, 2008, CFBank met the criteria for being considered “well-capitalized.”
Insurance of Deposit Accounts. The FDIC has adopted a risk-based insurance assessment system. The FDIC assigns an institution to one of three capital categories based on the institution’s financial information, as of the reporting period ending seven months before the assessment period, consisting of (1) well capitalized, (2) adequately capitalized or (3) undercapitalized, and one of three supervisory subcategories within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution’s primary federal regulator and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.
On February 27, 2009, the FDIC proposed an interim rule imposing a 20 basis points emergency special assessment on insured institutions on June 30, 2009, to be collected on September 30, 2009. The interim rule also permits an additional emergency special assessment of not more than 10 basis points to be assessed after June 30, 2009. Based on CFBank’s deposit balances at December 31, 2008, the 20 basis point special assessment to CFBank would amount to approximately $415,000, but the actual amount will depend on the level of deposit balances at June 30, 2009, the date of the assessment, and the amount of the assessment in the final rule when it is adopted by the FDIC.

In addition to the special assessment announced on February 27, 2009, the FDIC also issued a final rule regarding the restoration plan for the DIF, assessing banks a base assessment of from 7 basis points to 77.5 basis points on an annual basis, beginning April 1, 2009, based on their risk classification and all adjustments allowed under the final rule. Assessment rates for DIF member institutions ranged from 2 basis points to 40 basis points prior to the adoption of the final rule regarding the restoration plan. Information on the exact risk classification and assessment level that will be applicable to CFBank is not available at this time, but FDIC premiums payable by CFBank will increase when the final rule is implemented beginning April 1, 2009. The increased premiums and special assessment will have an adverse effect on the operating expenses and results of operations of CFBank and the Company.
In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund (now a predecessor to the DIF).
In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law. The statute increased the coverage limit for retirement accounts to $250,000. In addition, it allowed the FDIC to set the target reserve ratio between 1.15% and 1.50%. It also provided eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, to share a one-time assessment credit based on their share of the aggregate 1996 assessment base. CFBank received a one-time assessment credit of $103,000, which was fully used to offset FDIC premiums in 2007 and 2008.
Under the Federal Deposit Insurance Reform Act of 2005, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operation or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Company does not know of any practice, condition or violation that might lead to termination of deposit insurance.
As part of the regulatory initiatives in 2008, the FDIC implemented the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. This program is comprised of the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP). The DGP guarantees all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continuing through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage is voluntary for eligible institutions and is in addition to the $250,000 FDIC deposit insurance per account that was included as part of the Emergency Economic Stabilization Act of 2008 (EESA). The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until December 31, 2009.
Initially, these programs were provided at no cost for the first 30 days. On November 3, 2008, the FDIC extended the opt-out period to December 5, 2008 to provide eligible institutions additional time to consider the terms before making a final decision regarding participation in the program. An entity that has chosen not to opt out of either or both programs became a participating entity and will be assessed fees for participation. Participants in the DGP will be charged an annualized fee equal to 75 basis points multiplied by the debt issued, and calculated for the maturity period of that debt, or through June 30, 2012, whichever is earlier. Any eligible entity that has not chosen to opt out of the TAGP will be assessed, on a quarterly basis, an annualized 10 basis point fee on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000. CFBank has chosen to participate in both of the programs.

Federal Home Loan Bank System. CFBank is a member of the FHLB of Cincinnati, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions by providing a readily available, competitively priced source of funding which can be used for a wide variety of asset/liability purposes. CFBank, as a member of the FHLB of Cincinnati, is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount based on CFBank’s total assets and outstanding advances. The stock requirement is subject to change by the FHLB. CFBank was in compliance with the requirement with an investment in FHLB of Cincinnati stock at December 31, 2008 of $2.1 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.
The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, CFBank’s net interest income would be affected. Under the Gramm-Leach-Bliley Act, membership in the FHLB is voluntary for all federally-chartered savings associations, such as CFBank. CFBank owns Class B shares which are redeemable with five-year’s notice.
Recent published reports indicate that asset quality risks and the application of certain accounting rules may negatively affect the capital levels of certain members of the FHLB System. If events occur that cause substantial doubt about the ultimate recoverability of our investment in FHLB stock, which totaled $2.1 million at December 31, 2008, we could incur an impairment loss that would cause our earnings and shareholders’ equity to be reduced by the after-tax amount of the impairment charge.
Federal Reserve System. CFBank is subject to provisions of the Federal Reserve Act and the regulations of the Federal Reserve (FR) pursuant to which depositary institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts, primarily NOW and regular checking accounts. At December 31, 2008, the FR regulations generally required that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $43.9 million. The aggregate transaction accounts in excess of $43.9 million were subject to a reserve ratio of $1.038 million plus 10.0%. The FR regulations exempt $9.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FR at the end of each year. CFBank was in compliance with the foregoing reserve requirements at December 31, 2008. Effective for 2009, reserves in the amount of 3% of aggregate transaction accounts up to $44.4 million must be maintained, and transaction accounts in excess of the $44.4 million are subject to a reserve ratio of $1.023 million plus 10%. The FR regulations exempt $10.3 million of otherwise reservable balances from the reserve requirements. Prior to October 1, 2008, required and excess reserve balances on deposit with the Federal Reserve Bank did not earn interest. Because required reserves may be maintained in the form of vault cash, these reserves may reduce CFBank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FR may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the Federal Reserve Bank discount window.
Privacy Regulations. The OTS issued regulations implementing the privacy protection provisions of the GLB Act. The regulations generally require that CFBank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to any customer at the time of establishing the customer relationship and annually thereafter. In addition, CFBank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. CFBank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

The USA PATRIOT Act. The USA PATRIOT Act of 2001 was enacted on October 26, 2001 and was renewed in substantially the same form on March 9, 2006. This act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. That statute contains anti-money laundering measures affecting insured depository institutions, broker-dealers and certain other financial institutions. It also requires United States financial institutions to adopt policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. CFBank has adopted policies and procedures to meet those requirements.
Holding Company Regulation
The Company is a savings and loan holding company regulated by the OTS and, as such, is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Company and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the Federal Reserve System.
Permissible Activities of Central Federal Corporation. Because the Company acquired CFBank prior to May 4, 1999, it is permitted to engage in the following non-financial activities under the Gramm-Leach-Bliley Act: (i) furnishing or performing management services for a savings institution subsidiary; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from a savings institution subsidiary; (iv) holding or managing properties used or occupied by a savings institution subsidiary; (v) acting as trustee under a deed of trust; (vi) any other activity (a) that the FR, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987; (vii) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and (viii) any activity permissible for financial holding companies under section 4(k) of the Bank Holding Company Act of 1956.
Permissible activities which are deemed to be financial in nature or incidental thereto under said section 4(k) include: (i) lending, exchanging, transferring, investing for others or safeguarding money or securities; (ii) insurance activities or providing and issuing annuities, and acting as principal, agent or broker; (iii) financial, investment or economic advisory services; (iv) issuing or selling instruments representing interests in pools of assets that a bank is permitted to hold directly; (v) underwriting, dealing in or making a market in securities; (vi) activities previously determined by the FR to be closely related to banking; (vii) activities that bank holding companies are permitted to engage in outside of the United States; and (viii) portfolio investments made by an insurance company.
Restrictions Applicable to All Savings and Loan Holding Companies. As a savings and loan holding company, the Company is prohibited by federal law from, directly or indirectly, acquiring: (i) control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval; (ii) through merger, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or (iii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).

A savings and loan holding company also may not acquire as a separate subsidiary an insured institution that has a principal office outside of the state where the principal office of its subsidiary institution is located, except (i) in the case of certain emergency acquisitions approved by the FDIC, (ii) if such holding company controls a savings institution subsidiary that operated a home or branch office in such additional state as of March 5, 1987 or (iii) if the laws of the state in which the savings institution to be acquired is located specifically authorize a savings institution chartered by that state to be acquired by a savings institution chartered by the state where the acquiring savings institution or savings and loan holding company is located or by a holding company that controls such a state-chartered association.
If the savings institution subsidiary of a federal savings and loan holding company fails to meet the QTL test set forth in Section 10(m) of the HOLA and regulations of the OTS, the holding company must register with the FR as a bank holding company under the BHC Act within one year of the savings institution’s failure to so qualify.
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
Federal Securities Laws. The Company’s common stock is registered with the Commission under Section 12(g) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, we are subject to information, proxy solicitation, insider trading restrictions, and other requirements under the Exchange Act.
Sarbanes-Oxley Act. As a public company, we are subject to the Sarbanes-Oxley Act, which implements a broad range of corporate governance and accounting measures for public companies designed to promote honesty and transparency in corporate America and better protect investors from corporate wrongdoing. The Sarbanes-Oxley Act includes a requirement that companies establish and maintain a system of internal control over financial reporting and that a company’s management provide an annual report regarding its assessment of the effectiveness of such internal control over financial reporting to its independent accountants and that such accountants provide an attestation report with respect to management’s assessment of the effectiveness of the company’s internal control over financial reporting.
The independent auditor attestation requirement of the internal control rules becomes applicable to the Company as a “non-accelerated filer” for the year ending December 31, 2009, and costs associated with this attestation will be borne by the Company.
Emergency Economic Stabilization Act of 2008. The EESA was enacted in October 2008. Pursuant to the EESA, the U.S. Treasury has authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of the EESA, the U.S. Treasury announced a plan to invest up to $250 billion in certain eligible financial institutions in the form of non-voting, senior preferred stock initially paying quarterly dividends at a 5% annual rate. When the U.S. Treasury makes such preferred investments in any company, it will also receive 10-year warrants to acquire common shares having an aggregate market price of 15% of the amount of the senior preferred investment. Under the TARP Capital Purchase Program, dividend payments on, and repurchases of, a participating company’s outstanding preferred and common stock are subject to certain restrictions. For more information on these restrictions and the Company’s TARP Capital Purchase Program transaction, see Note 15 to the Consolidated Financial Statements.
For the period during which the Treasury holds equity issued under the TARP programs, companies participating in the programs must also comply with the standards for executive compensation and corporate governance enacted as part of EESA, as it has been amended by the American Recovery and Reinvestment Act of 2009 (the ARRA). The standards, which generally apply to the institution’s senior executive officers (defined as the five most highly compensated executives) include limitations on deductibility of compensation and on bonuses and incentive compensation, prohibit golden parachute payments, require recovery of bonuses and other incentive compensation paid under certain circumstances, and require compensation arrangements to be structured so as to avoid incentives for senior executives to take excessive risks in managing the institution. The standards also require that shareholders of publicly-traded institutions that participate in the TARP programs be given a non-binding vote on the compensation paid by the institution to its executives and require that a publicly-traded institution’s chief executive officer and chief financial officer provide to the Commission a certificate of compliance with all of the executive compensation requirements that are part of the legislation. The legislation permits the Treasury to seek to apply the ARRA requirements retroactively to TARP participants, like the Company, whose transactions predated the enactment of the ARRA. It also includes a provision that would permit such a participant to repay the funds received by it from the Treasury rather than become subject to the ARRA requirements. The Treasury is directed by the ARRA to issue regulations to implement the ARRA provisions relating to compensation. The Company will review the regulations issued by the Treasury before determining what position it will take with regard to continuing to participate in the TARP Capital Purchase Program.
Quotation on Nasdaq®. Our common stock is quoted on the Nasdaq® Capital Market. In order to maintain such quotation, we are subject to certain corporate governance requirements, including: (i) a majority of our Board of Directors must be composed of independent directors; (ii) we are required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the National Association of Securities Dealers and by Exchange Act regulations; (iii) our nominating committee and compensation committee must also be composed entirely of independent directors; and (iv) each of our audit committee and nominating committee must have a publicly available written charter.
Federal and State Taxation
Federal Taxation
General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and CFBank. We are subject to a maximum federal income tax rate of 34% for 2008. At year-end 2008, the Company had net operating loss carryforwards of approximately $2.9 million which expire at various dates from 2024 to 2028.

Distributions. Under the Small Business Job Protection Act of 1996, if CFBank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from CFBank’s unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from CFBank’s supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in CFBank’s taxable income. Non-dividend distributions include distributions in excess of CFBank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of CFBank’s current or accumulated earnings and profits will not be so included in CFBank’s taxable income.
The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of the reserves described in the previous paragraph) would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. CFBank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.
Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. AMTI is federal taxable income before net operating loss adjusted by certain tax preference amounts. AMTI is increased by an amount equal to 75% of the amount by which the Company’s adjusted current earnings exceed its AMTI . Only 90% of AMTI can be offset by alternate minimum tax net operating loss carryovers. The Company currently has AMT net operating losses totaling $2.3 million and $324,000 that originated in tax years 2004 and 2005, respectively.
Ohio Taxation
The Company and Ghent Road, Inc. are subject to the Ohio corporate franchise tax, which, is a tax measured by both net earnings and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or 0.4% times taxable net worth. The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and maximum tax liability as measured by net worth is limited to $150,000 per year.
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
Certain holding companies will qualify for complete exemption from the net worth tax if certain conditions are met. The Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis only. When the Company files as a qualifying holding company, Ghent Rd., Inc. must make an adjustment to its net worth computation.
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
Delaware Taxation
As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.
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
Item 2. Properties.
We conduct our business through four offices located in Summit, Columbiana, and Franklin Counties, Ohio. The net book value of the Company’s properties and leasehold improvements totaled $4.5 million at December 31, 2008. Ghent Road, Inc. owned land located adjacent to the Fairlawn office held for future development that totaled $702,000 at year-end 2008.

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
No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service in calendar year 2008 or at any other time, in connection with any transaction deemed by the Internal Revenue Service to be abusive or to have a significant tax avoidance purpose.

Item 4.	Submission of Matters to a Vote of Security Holders.
None
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
During the fiscal quarter ended December 31, 2008, the Company did not repurchase any of its securities. The Company did sell equity securities during the period covered by this report that were not registered. Information regarding that sale can be found in the Company’s Current Report on Form 8-K filed on December 5, 2008.
The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated by reference to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared” on page 19 and in “Note 17 — Regulatory Capital Matters” at page 48 therein, respectively.
The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.	Selected Financial Data.
Information required by Item 301 of Regulation S-K is incorporated by reference to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Selected Financial and Other Data” at page 4 therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Information required by Item 303 of Regulation S-K is incorporated by reference to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information required by Item 305 of Regulation S-K is incorporated by reference to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.

Item 8.	Financial Statements and Supplementary Data.
The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act. The consolidated financial statements appear under the caption “Financial Statements” at page 20 therein and include the following:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Statements of Changes in Shareholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A(T).	Controls and Procedures.
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
Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308T of Regulation S-K is incorporated by reference to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting” at page 20 therein.
Changes in internal control over financial reporting. We made no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors. Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”
Executive Officers of the Registrant

	Age at
	December 31,	Position held with the Company and/or
Name	2008	Subsidiaries

Mark S. Allio	54	Chairman, President and Chief Executive Officer, Company; Chairman and Chief Executive Officer, CFBank

Raymond E. Heh	66	President and Chief Operating Officer, CFBank

Eloise L. Mackus	58	Executive Vice President, General Counsel and Secretary, Company and CFBank

Therese Ann Liutkus	49	Treasurer and Chief Financial Officer, Company and CFBank

R. Parker MacDonell	54	President, Columbus Region, CFBank
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
Eloise L. Mackus is Executive Vice President, General Counsel and Secretary of the Company and CFBank. Prior to joining us in July 2003, Ms. Mackus practiced in law firms in Connecticut and Ohio and was the Vice President and General Manager of International Markets for The J. M. Smucker Company. Ms. Mackus completed a bachelor’s degree at Calvin College and a juris doctorate at The University of Akron School of Law.

Therese Ann Liutkus joined the Company and CFBank as Chief Financial Officer in November 2003. Prior to that time, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for six years, and she has more than 20 years of banking experience. Ms. Liutkus is a certified public accountant and has a bachelor’s degree in accounting from Cleveland State University.
R. Parker MacDonell, President, Columbus Region, joined CFBank in May 2003. Mr. MacDonell is a third generation Ohio banker with over 20 years of commercial banking experience. He is a former Senior Vice President of Bank One Columbus NA, a position he held for three years during his 15 year tenure with Bank One. He is a graduate of Dartmouth College and received his master’s degree from Yale University.
Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated by reference to our definitive or Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS — SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Section 16 Filings.”
Code of Ethics. We have adopted a code of ethics, our Code of Ethics and Business Conduct, which meets the requirements of Item 406 of Regulation S-K and applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. Since our inception in 1998, we have had a code of ethics. We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All employees are required to attend annual training sessions to review the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the caption “CF News and Links — Investor Relations — Corporate Governance.” Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.
Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Item 11.	Executive Compensation.
Information required by Item 402 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”
Information required by Item 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS — COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE” and “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “STOCK OWNERSHIP.”
Related Stockholder Matters – Equity Compensation Plan Information. Information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “EQUITY COMPENSATION PLAN INFORMATION,” and to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act, where the information appears under the caption “Note 14 – Stock-Based Compensation” at page 45 therein.
See Part II, Item 8, Financial Statements, Notes 1 and 14, for a description of the principal provisions of our equity compensation plans. The information required by Item 8 is incorporated by reference to our 2008 Annual Report to Shareholders distributed to shareholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 20 therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14.	Principal Accounting Fees and Services.
Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Shareholders filed with the Commission on or about March 31, 2009, under the caption “PROPOSAL 5. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules.
See Exhibit Index at page 41 of this report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

/s/ Mark S. Allio

Mark S. Allio
Chairman, President and Chief Executive Officer

Date: March 27, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark S. Allio Mark S. Allio (principal executive officer)	Chairman of the Board, President and Chief Executive Officer	March 27, 2009

/s/ Therese Ann Liutkus Therese Ann Liutkus, CPA (principal accounting and financial officer)	Treasurer and Chief Financial Officer	March 27, 2009

/s/ David C. Vernon David C. Vernon	Chairman Emeritus	March 27, 2009

/s/ Jeffrey W. Aldrich Jeffrey W. Aldrich	Director	March 27, 2009

/s/ Thomas P. Ash Thomas P. Ash	Director	March 27, 2009

/s/ William R. Downing William R. Downing	Director	March 27, 2009

/s/ Gerry W. Grace Gerry W. Grace	Director	March 27, 2009

/s/ Jerry F. Whitmer Jerry F. Whitmer	Director	March 27, 2009

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1
Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

3.2
Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315, filed with the Commission on October 28, 2005)

3.3
Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008)

4.1
Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

4.2
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

4.3
Warrant, dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

10.1	*
Salary Continuation Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.2	*
Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.3	*
Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.2 to the registrant’s Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 30, 2004)

10.4	*
Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.5	*
Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.4 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.6	*
Second Amendment to Employment Agreement between the registrant and David C. Vernon (incorporated by reference to Exhibit 10.5 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.7	*
Second Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.6 to the registrant’s Form 10-K for the fiscal year ended December 31, 2004, filed with the Commission on March 30, 2005)

10.8	*
Third Amendment to Employment Agreement between Central Federal Corporation and David C. Vernon (incorporated by reference to Exhibit 10.1 to the registrant’s Form 8-K filed with the Commission on January 8, 2007)

10.9	*	Third Amendment to Employment Agreement between CFBank and David C. Vernon (incorporated by reference to Exhibit 10.2 to the registrant’s Form 8-K filed with the Commission on January 8, 2007)

10.10	*	1999 Stock-Based Incentive Plan (as Amended and Restated) (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2000)

10.11	*
Third Amended and Restated Central Federal Corporation 2003 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 29, 2007)

10.12
Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement — Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

Exhibit No.	Description of Exhibit

11.1	Statement Re: Computation of Per Share Earnings

13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2008

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

*	Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K.