Form 10-Q
period 2009-03-31
CENTRAL FEDERAL CORP
filed 2009-05-14
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2009, there were 4,101,537 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2009
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$12,329	$4,177
Securities available for sale	22,529	23,550
Loans held for sale	1,642	284
Loans, net of allowance of $3,528 and $3,119	236,202	233,922
Federal Home Loan Bank stock	2,109	2,109
Loan servicing rights	105	112
Foreclosed assets, net	175	—
Premises and equipment, net	5,139	5,246
Bank owned life insurance	3,924	3,892
Deferred tax asset	1,657	1,598
Accrued interest receivable and other assets	3,481	2,891

	$289,292	$277,781

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest bearing	$15,108	$14,557
Interest bearing	205,283	193,090

Total deposits	220,391	207,647
Federal Home Loan Bank advances	28,200	29,050
Advances by borrowers for taxes and insurance	93	167
Accrued interest payable and other liabilities	2,531	2,687
Subordinated debentures	5,155	5,155

Total liabilities	256,370	244,706

Shareholders’ equity
Preferred stock, Series A, $.01 par value; $7,225 aggregate liquidation value, 1,000,000 shares authorized; 7,225 shares issued, 2009 and 2008	6,986	6,989
Common stock, $.01 par value; 6,000,000 shares authorized; 4,660,070 shares issued, 2009 and 2008	47	47
Common stock warrants	217	217
Additional paid-in capital	27,477	27,455
Retained earnings	915	1,262
Accumulated other comprehensive income	525	350
Treasury stock, at cost; 558,533 shares, 2009 and 2008	(3,245)	(3,245)

Total shareholders’ equity	32,922	33,075

	$289,292	$277,781

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended
	March 31,
	2009	2008
Interest and dividend income
Loans, including fees	$3,397	$3,977
Securities	297	355
Federal Home Loan Bank stock dividends	24	26
Federal funds sold and other	12	1

	3,730	4,359

Interest expense
Deposits	1,359	1,775
Federal Home Loan Bank advances and other debt	255	440
Subordinated debentures	56	100

	1,670	2,315

Net interest income	2,060	2,044

Provision for loan losses	550	224

Net interest income after provision for loan losses	1,510	1,820

Noninterest income
Service charges on deposit accounts	82	82
Net gains on sales of loans	152	36
Loan servicing fees, net	9	11
Net gain on sales of securities	—	23
Earnings on bank owned life insurance	32	29
Other	11	10

	286	191

Noninterest expense
Salaries and employee benefits	1,046	1,048
Occupancy and equipment	145	106
Data processing	150	138
Franchise taxes	86	82
Professional fees	337	70
Director fees	34	34
Postage, printing and supplies	59	51
Advertising and promotion	12	12
Telephone	24	22
Loan expenses	8	7
Foreclosed assets, net	—	(1)
Depreciation	119	175
FDIC premiums	65	6
Other	95	96

	2,180	1,846

Income (loss) before income taxes	(384)	165

Income tax expense (benefit)	(138)	41

Net income (loss)	(246)	124
Preferred stock dividends and accretion of unearned discount on preferred stock	(101)	—

Net income (loss) available to common shareholders	$(347)	$124

Earnings (loss) per common share:
Basic	$(0.08)	$0.03
Diluted	$(0.08)	$0.03
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Retained	Comprehensive	Treasury	Shareholders’
	Stock	Stock	Warrants	Capital	Earnings	Income	Stock	Equity

Balance at January 1, 2009	$6,989	$47	$217	$27,455	$1,262	$350	$(3,245)	$33,075

Comprehensive income:

Net loss					(246)			(246)

Other comprehensive income						175		175

Total comprehensive loss								(71)

Preferred stock offering costs	(13)							(13)

Accretion of unearned discount on preferred stock	10				(10)			—

Release of 5,033 stock based incentive plan shares				24				24
Tax benefits from dividends on unvested stock based incentive plan shares				1				1

Tax effect from vesting of stock based incentive plan shares				(11)				(11)

Stock option expense				8				8

Preferred stock dividends					(91)			(91)

Balance at March 31, 2009	$6,986	$47	$217	$27,477	$915	$525	$(3,245)	$32,922

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Net income (loss)	$(246)	$124

Change in net unrealized gain on securities available for sale	266	415

Less: Reclassification adjustment for (gains) and losses later recognized in net income	—	(23)

Net unrealized gain	266	392

Tax effect	(91)	(134)

Other comprehensive income	175	258

Comprehensive income (loss)	$(71)	$382

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended
	March 31,
	2009	2008

Cash flows from operating activities	$(1,698)	$(1,160)

Cash flows from investing activities
Available-for-sale securities:
Sales	—	23
Maturities, prepayments and calls	1,311	4,047

Purchases	—	(2,829)
Loan originations and payments, net	(2,970)	5,516
Purchase of FHLB stock	—	(65)
Additions to premises and equipment	(12)	(2)
Proceeds from the sale of premises and equipment	1	—
Proceeds from the sale of foreclosed assets	—	86

Net cash from investing activities	(1,670)	6,776

Cash flows from financing activities

Net change in deposits	12,732	(7,991)
Net change in short-term borrowings from the FHLB and other debt	(5,850)	(1,300)
Proceeds from FHLB advances and other debt	7,200	8,000
Repayments on FHLB advances and other debt	(2,200)	(1,000)
Net change in advances by borrowers for taxes and insurance	(74)	(83)
Cash dividends paid on common stock	(205)	(222)
Cash dividends paid on preferred stock	(70)	—
Costs associated with issuance of preferred stock	(13)	—

Net cash from financing activities	11,520	(2,596)

Net change in cash and cash equivalents	8,152	3,020

Beginning cash and cash equivalents	4,177	3,894

Ending cash and cash equivalents	$12,329	$6,914

Supplemental cash flow information:
Interest paid	$1,040	$2,247
Income taxes paid	—	16

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$175	$—
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
In the opinion of the management of the Company, the accompanying consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. The financial performance reported for the Company for the three months ended March 31, 2009 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Shareholders and Form 10-K for the period ended December 31, 2008. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2008 Annual Report that was filed as Exhibit 13.1 to the Form 10-K. The Company has consistently followed those policies in preparing this Form 10-Q.
Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.
The factors used in the earnings (loss) per common share computation follow.

	Three months ended March 31,
	2009	2008
Basic
Net income (loss)	$(246)	$124

Less: Preferred stock dividends and accretion of unearned discount on preferred stock	(101)	—

Net income (loss) available to common shareholders	$(347)	$124

Weighted average common shares outstanding	4,099,913	4,444,361

Basic earnings (loss) per common share	$(0.08)	$0.03

Diluted
Net income (loss) available to common shareholders	$(347)	$124

Weighted average common shares outstanding for basic earnings per common share	4,099,913	4,444,361

Add: Dilutive effects of assumed exercises of stock options	—	426

Add: Dilutive effects of assumed exercises of warrants to purchase common stock	—	—

Average shares and dilutive potential common shares	4,099,913	4,444,787

Diluted earnings (loss) per common share	$(0.08)	$0.03

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share because, with respect to the three months ended March 31, 2009, the Company had a loss from continuing operations, and, with respect to the three months ended March 31, 2008, the exercise price of the options was greater than the average stock price for the period.

	Three months ended March 31,
	2009	2008

Stock options	416,644	294,662
Stock warrants	336,568	—
Adoption of New Accounting Standards:
In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141 (revised 2007), Business Combinations (FAS 141(R)), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. There was no impact on the Company’s consolidated financial statements upon adoption.
In December 2007, the FASB issued FAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (FAS 160), which changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption was prohibited. There was no impact on the Company’s consolidated financial statements upon adoption.
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amended and expanded the disclosure requirements of FAS 133, Accounting for Derivative Instruments and Hedging Activities, for derivative instruments and hedging activities. FAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share using the two-class method under FAS No. 128, Earnings per Share. The FSP is effective for the Company’s financial statements for the year beginning on January 1, 2009 and all prior-period earnings per share data is adjusted retrospectively. The adoption of the FSP did not have a material impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP amends and clarifies FAS No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Adoption of the FSP did not have an impact on the Company’s financial condition and results of operations.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In May 2008, the FASB issued FAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. This FAS identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FAS is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. Adoption of this Statement will not be a change in the Company’s current accounting practices and will have no impact on the Company’s consolidated financial statements.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP clarifies the application of FAS 157 and emphasizes the objective of a fair value measurement even if there has been a significant decrease in the volume and level of activity for the asset or liability. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Adoption of the FSP is not expected to have a material impact on the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary-Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. generally accepted accounting principles for debt securities to make it more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in financial statements. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has elected not to adopt the FSP early. Adoption of the FSP is not expected to have a material impact on the Company’s financial condition and results of operations.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The FSP is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The Company has elected not to adopt the FSP early. Adoption of the FSP is not expected to have a material impact on the Company’s financial condition and results of operations.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS
Loans were as follows:

	March 31,	December 31,
	2009	2008

Commercial	$42,490	$40,945
Real estate:
Single-family residential	27,858	28,884
Multi-family residential	40,051	41,495
Commercial	104,208	99,652
Consumer	25,464	26,429

Subtotal	240,071	237,405
Less: Net deferred loan fees	(341)	(364)
Allowance for loan losses	(3,528)	(3,119)

Loans, net	$236,202	$233,922

Real estate loans include $3,550 and $3,052 in construction loans at March 31, 2009 and December 31, 2008.
Activity in the allowance for loan losses was as follows.

	Three months ended
	March 31,
	2009	2008

Beginning balance	$3,119	$2,684
Provision for loan losses	550	224
Loans charged-off	(143)	(180)
Recoveries	2	1

Ending balance	$3,528	$2,729

Individually impaired loans were as follows.

	March 31,	December 31,
	2009	2008

Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	1,888	2,257

Total	$1,888	$2,257

Amount of the allowance for loan losses allocated	$1,019	$514

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — LOANS (continued)

	Three months ended
	March 31,
	2009	2008

Average of individually impaired loans during the period	$2,158	$843
Interest income recognized during impairment	—	—
Cash-basis interest income recognized	—	—
Nonaccrual loans and loans past due over 90 days still on accrual were as follows:

	March 31,	December 31,
	2009	2008

Loans past due over 90 days still on accrual	$1,363	$348
Nonaccrual loans	3,633	2,064
Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 3 — FAIR VALUE
FAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The fair value of securities available for sale is determined using pricing models that vary based on asset class and include available trade, bid, and other market information or matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
The fair value of derivatives is based on the present value of future cash flows using the prevailing interest rate curve. Our derivative instruments consist of interest-rate swaps. Significant fair value inputs can generally be verified and do not typically involve significant judgments by management. (Level 2 inputs).

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — FAIR VALUE (continued)
The fair value of servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value (Level 3 inputs).
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value
Measurements at
March 31, 2009
Using Significant
Other Observable
Inputs
(Level 2)
Assets:
Available for sale securities	$22,529
Interest-rate swaps	799

Liabilities:
Interest-rate swaps	$799

Fair Value
Measurements at
December 31, 2008
Using Significant
Other Observable
Inputs
(Level 2)
Assets:
Securities available for sale	$23,550
Interest-rate swaps	929

Liabilities:
Interest-rate swaps	$929

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2009 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$43	$—
Impaired loans	—	869

	Fair Value Measurements at December 31, 2008 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$52	$—
Impaired loans	—	1,743
At March 31, 2009, servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $43, resulting in a valuation allowance of $8. At December 31, 2008, servicing rights were written down to fair value of $52, resulting in a valuation allowance of $8. There was no charge included in earnings with respect to servicing rights for the quarters ended March 31, 2009.
At March 31, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,888, with a valuation allowance of $1,019, resulting in an additional provision for loan losses of $505 for the quarter ended March 31, 2009. At December 31, 2008, impaired loans had a carrying amount of $2,257, with a valuation allowance of $514. There was no impairment charge included in earnings for the quarter ended March 31, 2008.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FEDERAL HOME LOAN BANK ADVANCES
Advances from the FHLB were as follows:

	March 31, 2009	December 31, 2008

Maturities June 2009 thru January 2014, fixed at rates from 1.90% to 5.60%, averaging 3.57%	$28,200	$—
Maturity January 2009 at .54% floating rate	—	5,850
Maturities February 2009 thru July 2011, fixed at rates from 2.48% to 5.60%, averaging 3.98%	—	23,200

Total	$28,200	$29,050

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The advances were collateralized as follows:

	March 31, 2009	December 31, 2008

First mortgage loans under a blanket lien arrangement	$25,206	$26,285
Second mortgage loans	352	462
Multi-family mortgage loans	15,185	17,421
Home equity lines of credit	17,267	19,271
Commercial real estate loans	56,397	61,818
Securities	13,185	13,508

Total	$127,592	$138,765

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible to borrow up to a total of $59,497 at March 31, 2009.
Payment information

Required payments over the next five years are:
March 31, 2010	$15,000
March 31, 2011	2,200
March 31, 2012	6,000
March 31, 2013	—
March 31, 2014	5,000

Total	$28,200

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — STOCK-BASED COMPENSATION
The Company has two stock-based compensation plans (the Plans) as described below. Total compensation cost that has been charged against income for those plans was $33 in each of the three-month periods ended March 31, 2009 and 2008. The total income tax benefit related to the compensation cost for those same periods was $9 and $10, respectively.
The Plans, which are shareholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-based Incentive Plan provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan, as amended and restated, provided an aggregate of 500,000 shares for stock option grants and restricted stock awards, of which up to 150,000 shares can be awarded in the form of restricted stock awards.
Stock Options
The Plans permit the grant of share options to directors, officers and employees for up to 693,887 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its shareholders. Option awards are granted with an exercise price equal to the market price of the Company’s common stock at the date of grant, generally have vesting periods ranging from two to five years, and are exercisable for ten years from the date of grant.
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
The fair value of the options granted during the three-month periods ended March 31, 2009 and 2008, respectively, was determined using the following weighted-average assumptions as of the grant dates.

	Three months ended March 31,
	2009	2008

Risk-free interest rate	1.64%	2.36%
Expected term (years)	7	6
Expected stock price volatility	27%	23%
Dividend yield	3.63%	4.96%

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the three months ended March 31, 2009 follows:

	Three months ended March 31, 2009
			Weighted
			Average
			Remaining
		Weighted Average	Contractual
	Shares	Exercise Price	Term (Years)	Intrinsic Value

Options outstanding, beginning of period	416,377	$8.47
Granted	800	2.75
Exercised	—	—
Forfeited or expired	—	—

Options outstanding, end of period	417,177	$8.46	6.2	$—

Options exercisable, end of period	283,157	$10.75	4.7	$—

Information related to the stock option Plans during the three months ended March 31, 2009 and 2008 follows:

	Three months ended March 31,
	2009	2008

Intrinsic value of options exercised	$—	$—
Cash received from option exercises	—	—
Related tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	$0.49	$0.49
As of March 31, 2009, there was $35 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.5 years.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at issue date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to five years. There were 39,575 shares available to be issued under the Plans at March 31, 2009. There were no shares issued during the three months ended March 31, 2009, and there were 32,875 shares issued during the three months ended March 31, 2008.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s nonvested shares for the period follows:

	Three months ended March 31, 2009
		Weighted Average
		Grant-Date Fair
	Shares	Value

Nonvested shares outstanding at beginning of period	49,583	$5.72
Granted	—	—
Vested	(15,500)	5.08
Forfeited	—	—

Nonvested shares outstanding at end of period	34,083	$6.01

As of March 31, 2009, there was $69 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.3 years. The total fair value of shares vested during the three months ended March 31, 2009 and 2008 was $46 and $47, respectively.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 — DERIVATIVE INSTRUMENTS
The Company utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. The Company was party to interest-rate swaps with a combined notional amount of $6.3 million at March 31, 2009 and $4.5 million at December 31, 2008.
The objective of the interest rate swaps is to protect the related fixed rate commercial real estate loans from changes in fair value due to changes in interest rates. The Company has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing two-way yield maintenance provision which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract in accordance with FAS No. 133, Accounting for Derivatives and Hedging Activities (FAS 133), and, as such, the swaps and embedded derivatives are not designated as hedges under FAS 133. The Company currently does not have any derivatives designated as hedges under FAS 133. As the result of bifurcating the embedded derivative, the Company records the transaction with the borrower as a floating rate loan and a pay floating / receive fixed interest-rate swap. To offset the risk of the interest-rate swap with the borrower, the Company enters interest-rate swaps with outside counterparties that mirror the terms of the interest-rate swap between the Company and the borrower. In accordance with FAS 133, the fair value of the interest-rate swaps is recorded in other assets and other liabilities in the consolidated balance sheet. Changes in the fair value of the interest-rate swaps are reported currently in earnings, as other noninterest income or other noninterest expense, in the consolidated statements of operations. The cash flows on interest rate swaps are classified the same as the host loan in the consolidated statements of cash flows, and are reflected in cash flows from operations.
The following tables set forth the fair value of derivative instruments at March 31, 2009 and December 31, 2008.

	Fair Values of Asset Derivative Instruments
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments under FAS 133
Interest- rate swaps	Other assets	$799	Other assets	$929

Total asset derivatives		$799		$929

	Fair Values of Liability Derivative Instruments
	March 31, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives not designated as hedging instruments under FAS 133
Interest- rate swaps	Other liabilities	$799	Other liabilities	$929

Total liability derivatives		$799		$929

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — DERIVATIVE INSTRUMENTS (continued)
The following table sets forth the gain (loss) recognized in income for the periods ended March 31, 2009 and March 31 2008.

Derivatives not
designated as hedging	Location of gain (loss)	Amount of gain or (loss) recognized in income
instruments under	recognized in income on	on derivatives
FAS 133	derivatives	March 31, 2009	March 31, 2008

Interest-rate swaps	Other noninterest income	$(130)	$(178)

Interest-rate swaps	Other noninterest income	130	178

Total		$—	$—

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.
Forward-Looking Statements
Statements contained in this Form 10-Q which are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the Company or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Forward-looking statements involve risks and uncertainties. Actual results may differ materially from those predicted by the forward-looking statements because of various factors and possible events, including: (i) changes in political, economic or other factors such as inflation rates, recessionary or expansive trends, and taxes; (ii) competitive pressures; (iii) fluctuations in interest rates; (iv) the level of defaults and prepayments on loans made by CFBank; (v) unanticipated litigation, claims or assessments; (vi) fluctuations in the cost of obtaining funds to make loans; and (vii) regulatory changes. Further information on these and other risk factors is included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, all of which are difficult to predict and many of which are beyond our control. Forward-looking statements speak only as of the date on which they are made and we undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, unless required by law.
Business Overview
Central Federal Corporation is a unitary savings and loan holding company incorporated in Delaware in 1998. Our primary business is the operation of our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, corporate cash management and online internet banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. The majority of our customers are consumers and small businesses.
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
As a result of the current economic recession, which has included failures of financial institutions, investments in banks and other companies by the United States government, and government-sponsored economic stimulus packages, one area of public and political focus is how and the extent to which financial institutions are regulated by the government. The current regulatory environment may result in new or revised regulations that could have a material adverse impact on our performance.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The capital, credit and financial markets have experienced significant volatility and disruption for more than a year. These conditions have had significant adverse effects on our national and local economies, including declining real estate values; a widespread tightening in the availability of credit; illiquidity in certain securities markets; increasing loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; declining consumer confidence and spending; significant write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. These conditions have also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions could include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; declines in the value of our securities portfolio; increases in our cost of funds due to continued aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock.
In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 in response to the impact of the volatility and disruption in the credit and capital markets on the financial sector. The U.S. Treasury Department and federal banking regulators are implementing a number of programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. Additionally, in February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that these acts or the programs that are implemented under them will achieve their intended purposes. If they fail to achieve some or all of those purposes it could result in a continuation or worsening of current economic and market conditions, which could adversely affect our performance and/or the trading price of our common stock.
Other than discussed above and noted in the following narrative, we are not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. We are not aware of any current recommendations by regulators which would have a material effect if implemented, except as described above.
Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations. This review should be read in conjunction with our consolidated financial statements and related notes.
Financial Condition
General. Assets totaled $289.3 million at March 31, 2009, and increased $11.5 million, or 4.1%, from $277.8 million at December 31, 2008. The increase in assets was due to the growth in cash and short term investments and an increase in commercial and commercial real estate loan balances.
Cash and cash equivalents. Cash and cash equivalents totaled $12.3 million at March 31, 2009 and increased $8.1 million compared to $4.2 million at December 31, 2008. The increase was due to growth in cash and short-term investments due to the $7.2 million of proceeds received through the U.S. Treasury Department’s Capital Purchase Program (CPP), which was part of the government’s Troubled Asset Relief Program, being held in short-term, liquid investments pending approval from regulators to contribute these proceeds as additional capital to CFBank.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Securities. Securities available for sale totaled $22.5 million at March 31, 2009, a decrease of $1.0 million, or 4.3%, compared to $23.5 million at December 31, 2008 due to scheduled maturities and repayments on mortgage-backed securities during the period.
Loans. Net loans totaled $236.2 million at March 31, 2009 and increased $2.3 million, or 1.0%, from $233.9 million at December 31, 2008. The increase was due to a $6.1 million increase in commercial and commercial real estate loans, partially offset by a decrease in single-family and multi-family residential real estate loan balances and home equity lines of credit due to repayments.
Deposits. Deposits totaled $220.4 million at March 31, 2009 and increased $12.7 million, or 6.1%, from $207.6 million at December 31, 2008. Certificate of deposit accounts increased $6.7 million, money market accounts increased $5.3 million, traditional savings account balances increased $553,000, and noninterest bearing checking account balances increased $551,000, while interest bearing checking account balances decreased $364,000 during the three months ended March 31, 2009. The increase in certificate of deposit accounts was primarily due to CFBank’s participation in the Certificate of Deposit Account Registry Service® (CDARS) which allows the Bank to provide customers full FDIC insurance on certificate of deposit balances up to $50 million. Customer balances in the CDARS program increased $4.3 million during the three months ended March 31, 2009.
CFBank is a participant in the FDIC’s Transaction Account Guarantee Program (TAGP). Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.
Federal Home Loan Bank advances. FHLB advances totaled $28.2 million at March 31, 2009 and decreased $850,000, or 2.9%, compared to $29.1 million at December 31, 2008. FHLB advances were repaid with funds from the increase in deposits.
Shareholders’ equity. Shareholders’ equity totaled $32.9 million at March 31, 2009 and decreased $153,000, or 0.5%, compared to $33.1 million at December 31, 2008. The decrease in equity was primarily due to the current period net loss of $246,000 and the preferred stock dividends and accretion of unearned discount totaling $101,000, partially offset by a $175,000 increase in the market value of securities. The Company continues to assess whether it will continue to participate, or whether it will seek to repurchase the securities issued to the Treasury Department under the Capital Purchase Program.
Comparison of the Results of Operations for the Three Months Ended March 31, 2009 and 2008
General. Net loss totaled $246,000, or $.08 per diluted common share for the quarter ended March 31, 2009, compared to net income of $124,000, or $.03 per diluted common share, for the quarter ended March 31, 2008. Operations for the three months ended March 31, 2009 were negatively impacted by an increase in the provision for loan losses in response to the effect of current economic conditions and trends on loan portfolio performance.
Net interest income. Net interest income increased $16,000, or 0.8%, and totaled $2.0 million for both the first quarter of 2009 and 2008. Average interest-earning assets increased $12.5 million in the first quarter of 2009 compared to the first quarter of 2008, and included $7.2 million in proceeds received through the U.S. Treasury Department’s CPP as previously discussed. The average yield on interest-earning assets decreased to 5.53% in the first quarter of 2009, compared to 6.77% in the first quarter of 2008, due to a decline in market interest rates and investment of the CPP funds in short-term investments. The decline in the average yield on interest-earning assets resulted in a 14.4% decrease in interest income. The average cost of interest-bearing liabilities also decreased, to 2.82% in the first quarter of 2009, from 3.96% in the first quarter of 2008, due to a decline in market interest rates. The decrease in the average cost of interest-bearing liabilities resulted in a 27.9% decrease in interest expense. Net interest margin decreased to 3.05% in the first quarter of 2009, compared to 3.18% in the first quarter of 2008.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income. Interest income decreased $629,000, or 14.4%, to $3.7 million in the first quarter of 2009, compared to $4.4 million in the first quarter of 2008. The decrease in interest income was largely due to a decrease in income on loans and securities. Interest income on loans declined $580,000, or 14.6%, to $3.4 million in the first quarter of 2009, from $4.0 million in the first quarter of 2008. The decrease in income on loans was due to a decline in the average yield on loans, partially offset by an increase in the average balance of loans. The average yield on loans decreased 124 basis points (bp) to 5.74% in the first quarter of 2009, from 6.98% in the first quarter of 2008. The decline in yield on loans was due to the origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. The average balance of loans outstanding increased $8.9 million, or 3.9%, to $236.9 million in the first quarter of 2009, from $228.0 million in the first quarter of 2008. Interest income on securities decreased $58,000, or 16.3%, to $297,000 for the first quarter of 2009, from $355,000 in the first quarter of 2008. The decrease in income on securities was due to a decline in the average balance of securities, partially offset by an increase in the average yield. The average balance of securities decreased $5.0 million, or 17.9%, to $23.0 million in the first quarter of 2009, from $28.0 million in the first quarter of 2008. The decrease in the average balance of securities was due to sales, maturities and repayments on mortgage-backed securities in excess of purchases compared to the average balances reported in the year ago quarter. The average yield on securities increased 15 bp to 5.35% in the first quarter of 2009, from 5.20% in the first quarter of 2008.
Interest expense. Interest expense decreased $645,000, or 27.9%, to $1.7 million for the first quarter of 2009, compared to $2.3 million in the first quarter of 2008. The decrease resulted from reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $416,000, or 23.4%, to $1.4 million in the first quarter of 2009, from $1.8 million in the first quarter of 2008. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 130 bp to 2.68% in the first quarter of 2009, from 3.98% in the first quarter of 2008, due to lower market interest rates in the current year quarter. Average deposit balances increased $24.5 million, or 13.8%, to $202.8 million in the first quarter of 2009, from $178.3 million in the first quarter of 2008. The increase in average deposit balances was predominantly due to growth in certificate of deposit account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $229,000 to $311,000 in the first quarter of 2009, from $540,000 in the first quarter of 2008. The decrease in expense on FHLB advances and other debt, including subordinated debentures, was due to both a decline in the average cost of these funds as well as a decrease in the average balances. The average cost of borrowings declined 22 bp to 3.67% in the first quarter of 2009, from 3.89% in the first quarter of 2008. The decrease in borrowing cost was the result of lower market interest rates in the current year quarter. Average balances on FHLB advances and other debt, including subordinated debentures, decreased $21.6 million, or 38.9%, to $33.9 million in the first quarter of 2009, from $55.5 million in the first quarter of 2008. The decrease in the average balances was primarily due to repayment of FHLB advances with funds from the growth in deposits, and the cash flows from the securities portfolio.
Provision for loan losses. Provisions for loan losses are provided based on management’s estimate of probable incurred credit losses in the loan portfolio and the resultant allowance for loan losses required. Management’s estimate is based on a review of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic conditions and trends; and other factors. Based on this review, the provision totaled $550,000 for the quarter ended March 31, 2009, compared to $224,000 for the quarter ended March 31, 2008. The increase in the first quarter of 2009 was primarily due to an increase in nonperforming loans. The ratio of the allowance for loan losses to total loans totaled 1.47% at March 31, 2009, compared to 1.32% at December 31, 2008.
Nonperforming loans, which are nonaccrual loans and loans 90 days past due still accruing interest, increased $2.6 million and totaled $5.0 million, or 2.08% of total loans, at March 31, 2009, compared to $2.4 million, or 1.02% of total loans, at December 31, 2008.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The increase in nonperforming loans included $800,000 in commercial loans, $1.3 million in commercial real estate loans, and $500,000 in home equity lines of credit. The amount of the allowance for loan losses specifically allocated to nonperforming loans totaled $1.0 million at March 31, 2009 compared to $514,000 at December 31, 2008. The company has not experienced any charge-offs related to commercial, commercial real estate or multi-family mortgage loans since implementing its current commercial banking strategy in 2003.
Net charge-offs totaled $141,000, or 0.24% of average loans on an annualized basis, during the first quarter in 2009, compared to net charge-offs of $179,000, or 0.32% of average loans on an annualized basis, in first quarter of 2008. Net charge-offs for both periods related to home equity lines of credit.
We believe the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2009; however, future additions to the allowance may be necessary based on factors such as deterioration in client business performance, slowing economic conditions, and declines in cash flows and market conditions which result in lower real estate values. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality continue to worsen.
Noninterest income. Noninterest income increased $95,000, or 49.7%, and totaled $286,000 for the quarter ended March 31, 2009, compared to $191,000 for the quarter ended March 31, 2008. This increase was primarily due to a $116,000 increase in net gains on sales of loans, partially offset by a decline in net gain on sales of securities. The increased gains on the sale of loans was a result of increased mortgage originations from $6.1 million in the first quarter of 2008, to $12.0 million in first quarter of 2009, and a positive change in our internal pricing policies. The increase in mortgage production is a result of management’s decision during 2008 to increase our staff of professional mortgage loan originators, who have been successful in increasing this business despite the current depressed condition of the housing market. The decline in net gain on sales of securities was due to a $23,000 gain recognized on the redemption of VISA, Inc. shares during the quarter ended March 31, 2008, and no sales of securities in the current year quarter.
Noninterest expense. Noninterest expense for the quarter ended March 31, 2009 increased $334,000, or 18.1%, and totaled $2.2 million for the quarter ended March 31, 2009, compared to $1.8 million for the quarter ended March 31, 2008. Expenses in the current year quarter increased due to higher occupancy and equipment expenses, professional fees and FDIC premiums, partially offset by a decline in depreciation. Occupancy and equipment expenses increased $39,000 in the first quarter of 2009 due to operating costs associated with the Worthington office and additional office space for the expanded mortgage loan operations. Professional fees increased $267,000 in the first quarter of 2009 due to legal and accounting fees related to the investigation of certain deposit accounts associated with a third party payment processor, which are no longer active, and other legal fees related primarily to nonperforming loans and regulatory filings. FDIC premiums increased $59,000 due to higher assessment rates in the current year quarter to restore the reserve ratio of the Deposit Insurance Fund, as more fully described below, and use of the one-time FDIC credit issued to CFBank as a result of the Federal Deposit Insurance Reform Act of 2005, which reduced premiums in the prior year quarter. Depreciation expense decreased $56,000 in the first quarter of 2009 due to certain assets becoming fully depreciated in the prior year.
The ratio of noninterest expense to average assets was 3.04% for the first quarter of 2009, compared to 2.68% in the first quarter of 2008. The efficiency ratio was 92.92% for the quarter ended March 31, 2009, compared to 83.45% for quarter ended March 31, 2008. The increase in both ratios was a result of the increase in noninterest expense.
As an FDIC-insured institution, CFBank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including CFBank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors. These changes will result in increased deposit insurance expense for CFBank in 2009.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 bp emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 bp after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. Based on the level of CFBank’s deposits at March 31, 2009, the 20 bp emergency assessment, if adopted as proposed, would result in a charge of approximately $441,000.
Income taxes. Income taxes decreased $179,000, from a $41,000 expense for the quarter ended March 31, 2008 to a benefit of $138,000 for the quarter ended March 31, 2009 due to the net loss reported in the current year quarter.
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2008 Annual Report to Shareholders incorporated by reference into our 2008 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.
We have identified accounting polices that are critical accounting policies, and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the previous section captioned “Provision for Loan Losses” and in Notes 1 and 3 to the consolidated financial statements in our 2008 Annual Report to Shareholders incorporated by reference into our 2008 Annual Report on Form 10-K.
Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.9 million will expire at various dates ranging from 2024 to 2028. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. Additional information is included in Notes 1 and 12 to the consolidated financial statements in our 2008 Annual Report to Shareholders incorporated by reference into our 2008 Annual Report on Form 10-K.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors and the requirements of our own deposit and loan customers. Management believes that CFBank’s liquidity is sufficient to meet its current and anticipated needs and requirements.
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the Federal Reserve Bank of Cleveland (FRB), a line of credit with a commercial bank, use of brokered deposits, the ability to obtain deposits by offering above-market interest rates, CFBank’s participation in the CDARS program, and the FDIC’s TAGP as previously discussed in the section captioned “Deposits.” At March 31, 2009, CFBank had unused borrowing capacity with the FHLB, the FRB, and under its line of credit aggregating $51.7 million.
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At March 31, 2009, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $25.0 million, or 9.0% of adjusted total assets, which exceeds the required level of $14.0 million, or 5.0%; Tier 1 risk-based capital level of $25.0 million, or 10.6% of risk-weighted assets, which exceeds the required level of $14.2 million, or 6.0%; and total risk-based capital of $27.5 million, or 11.7% of risk-weighted assets, which exceeds the required level of $23.6 million, or 10.0%.

CENTRAL FEDERAL CORPORATION
PART 1. Item 4T.
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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the first quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 6. Exhibits.
See Exhibit Index at page 31 of this report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: May 14, 2009	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: May 14, 2009	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

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