Form 10-Q
period 2009-06-30
CENTRAL FEDERAL CORP
filed 2009-08-14
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2009, there were 4,100,337 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2009
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$12,510	$4,177
Securities available for sale	22,700	23,550
Loans held for sale	5,995	284
Loans, net of allowance of $3,996 and $3,119	231,707	233,922
Federal Home Loan Bank stock	2,109	2,109
Loan servicing rights	97	112
Premises and equipment, net	5,032	5,246
Bank owned life insurance	3,956	3,892
Deferred tax asset	2,064	1,598
Accrued interest receivable and other assets	2,232	2,891

	$288,402	$277,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$14,960	$14,557
Interest bearing	199,958	193,090

Total deposits	214,918	207,647
Federal Home Loan Bank advances	33,942	29,050
Advances by borrowers for taxes and insurance	72	167
Accrued interest payable and other liabilities	2,265	2,687
Subordinated debentures	5,155	5,155

Total liabilities	256,352	244,706

Stockholders’ equity
Preferred stock, Series A, $.01 par value; $7,225 aggregate liquidation value, 1,000,000 shares authorized; 7,225 shares issued, 2009 and 2008	6,998	6,989
Common stock, $.01 par value; shares authorized; 12,000,000 in 2009 and 6,000,000 in 2008, shares issued; 4,658,870 in 2009 and 4,660,070 in 2008	47	47
Common stock warrants	217	217
Additional paid-in capital	27,480	27,455
Retained earnings	52	1,262
Accumulated other comprehensive income	501	350
Treasury stock, at cost; 558,533 shares, 2009 and 2008	(3,245)	(3,245)

Total stockholders’ equity	32,050	33,075

	$288,402	$277,781

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$3,326	$3,732	$6,723	$7,709
Securities	288	338	585	693
Federal Home Loan Bank stock dividends	23	27	47	53
Federal funds sold and other	7	3	19	4

	3,644	4,100	7,374	8,459
Interest expense
Deposits	1,222	1,450	2,581	3,225
Federal Home Loan Bank advances and other debt	296	358	551	798
Subordinated debentures	53	73	109	173

	1,571	1,881	3,241	4,196

Net interest income	2,073	2,219	4,133	4,263

Provision for loan losses	1,357	260	1,907	484

Net interest income after provision for loan losses	716	1,959	2,226	3,779

Noninterest income
Service charges on deposit accounts	79	87	161	169
Net gains on sales of loans	179	61	331	97
Loan servicing fees, net	9	7	18	18
Net gain on sales of securities	—	21	—	44
Earnings on bank owned life insurance	32	34	64	63
Other	2	7	13	17

	301	217	587	408

Noninterest expense
Salaries and employee benefits	1,097	997	2,143	2,045
Occupancy and equipment	139	112	284	218
Data processing	144	140	294	277
Franchise taxes	92	84	178	166
Professional fees	105	95	442	165
Director fees	17	34	51	68
Postage, printing and supplies	53	44	112	95
Advertising and promotion	2	15	14	27
Telephone	28	22	52	44
Loan expenses	10	1	18	8
Foreclosed assets, net	—	9	—	8
Depreciation	117	176	236	351
FDIC Premiums	271	8	336	13
Other	107	129	202	227

	2,182	1,866	4,362	3,712

Income (loss) before income taxes	(1,165)	310	(1,549)	475

Income tax expense (benefit)	(403)	86	(541)	127

Net income (loss)	(762)	224	(1,008)	348
Preferred stock dividends and accretion of unearned discount on preferred stock	(102)	—	(203)	—

Net income (loss) available to common stockholders	$(864)	$224	$(1,211)	$348

Earnings (loss) per common share:
Basic	$(0.21)	$0.05	$(0.30)	$0.08
Diluted	$(0.21)	$0.05	$(0.30)	$0.08
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrants	Capital	Earnings	Income	Stock	Equity

Balance at January 1, 2009	$6,989	$47	$217	$27,455	$1,262	$350	$(3,245)	$33,075

Comprehensive loss:
Net loss					(1,008)			(1,008)
Other comprehensive income						151		151

Total comprehensive loss								(857)

Preferred stock offering costs	(13)							(13)
Accretion of unearned discount on preferred stock	22				(22)			—
Release of 6,925 stock based incentive plan shares				29				29
Forfeiture of 1,200 stock based incentive plan shares					1			1
Tax benefits from dividends on unvested stock based incentive plan shares				1				1
Tax effect from vesting of stock based incentive plan shares				(20)				(20)
Stock option expense				15				15
Preferred stock dividends					(181)			(181)

Balance at June 30, 2009	$6,998	$47	$217	$27,480	$52	$501	$(3,245)	$32,050

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income (loss)	$(762)	$224	$(1,008)	$348

Change in net unrealized gain (loss) on securities available for sale	(37)	(487)	229	(72)

Less: Reclassification adjustment for gains later recognized in net income	—	(21)	—	(44)

Net unrealized gain (loss)	(37)	(508)	229	(116)

Tax effect	13	174	(78)	40

Other comprehensive income (loss)	(24)	(334)	151	(76)

Comprehensive income (loss)	$(786)	$(110)	$(857)	$272

See accompanying notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended
	June 30,
	2009	2008

Cash flows from operating activities	$(4,808)	$(1,658)

Cash flows from investing activities
Available-for-sale securities:
Sales	—	1,053
Maturities, prepayments and calls	3,157	7,121
Purchases	(2,031)	(5,963)
Loan originations and payments, net	340	(916)
Purchase of FHLB stock	—	(65)
Additions to premises and equipment	(22)	(38)
Proceeds from the sale of premises and equipment	1	2
Proceeds from the sale of foreclosed assets	28	86

Net cash from investing activities	1,473	1,280

Cash flows from financing activities
Net change in deposits	7,250	4,564
Net change in short-term borrowings from the FHLB and other debt	(5,850)	(12,675)
Proceeds from FHLB advances and other debt	17,942	11,000
Repayments on FHLB advances and other debt	(7,200)	(1,000)
Net change in advances by borrowers for taxes and insurance	(95)	(60)
Cash dividends paid on common stock	(205)	(445)
Cash dividends paid on preferred stock	(161)	—
Costs associated with issuance of preferred stock	(13)	—
Repurchase of common stock	—	(1,293)

Net cash from financing activities	11,668	91

Net change in cash and cash equivalents	8,333	(287)

Beginning cash and cash equivalents	4,177	3,894

Ending cash and cash equivalents	$12,510	$3,607

Supplemental cash flow information:
Interest paid	$3,265	$4,181
Income taxes paid	—	30

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$174	$123
Loans issued to finance the sale of repossessed assets	162	—
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The consolidated financial statements include Central Federal Corporation and its wholly owned subsidiaries, CFBank and Ghent Road, Inc. (together referred to as the Company). The accompanying consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.
In the opinion of the management of the Company, the accompanying consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 include all adjustments necessary for a fair presentation of the financial condition and the results of operations for those periods. Management has evaluated events occurring subsequent to the balance sheet date through August 14, 2009 (the date on which the financial statements were issued) and determined no items that require adjustment in or additional disclosure to the financial statements. The financial performance reported for the Company for each of the three and six months ended June 30, 2009 is not necessarily indicative of the results to be expected for the full year. This information should be read in conjunction with the Company’s Annual Report to Stockholders and Form 10-K for the period ended December 31, 2008. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2008 Annual Report that was filed as Exhibit 13.1 to the Form 10-K. The Company has consistently followed those policies in preparing this Form 10-Q.
Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$(762)	$224	$(1,008)	$348

Less: Preferred stock dividends and accretion of unearned discount on preferred stock	(102)	—	(203)	—

Net income (loss) available to common stockholders	$(864)	$224	$(1,211)	$348

Weighted average common shares outstanding	4,099,723	4,253,958	4,099,828	4,349,160

Basic earnings (loss) per common share	$(0.21)	$0.05	$(0.30)	$0.08

Diluted
Net income (loss) available to common stockholders	$(864)	$224	$(1,211)	$348

Weighted average common shares outstanding for basic earnings per common share	4,099,723	4,253,958	4,099,828	4,349,160

Add: Dilutive effects of assumed exercises of stock options	—	4,154	—	2,290

Add: Dilutive effects of assumed exercises of warrants to purchase common stock	—	—	—	—

Average shares and dilutive potential common shares	4,099,723	4,258,112	4,099,828	4,351,450

Diluted earnings (loss) per common share	$(0.21)	$0.05	$(0.30)	$0.08

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share because, with respect to the three and six months ended June 30, 2009, the Company had a loss from continuing operations, and, with respect to the three and six months ended June 30, 2008, the exercise price of the options was greater than the average stock price for these periods.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Stock options	414,177	296,400	415,410	295,511
Stock warrants	336,568	—	336,568	—
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
In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (FAS 161). FAS 161 amended and expanded the disclosure requirements of FAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for derivative instruments and hedging activities. FAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of FAS 161 did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities. The FSP defines unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share using the two-class method under FAS No. 128, Earnings per Share. The FSP is effective for the Company’s financial statements for the year beginning on January 1, 2009 and all prior-period earnings per share data is adjusted retrospectively. The impact of the adoption of the FSP on the Company’s earnings per common share was less than $.01 in each of the periods presented.

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
In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The adoption of this FSP by the Company on April 1, 2009 did not have a material impact on its results of operations or financial position.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. It is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this FSP by the Company at June 30, 2009 did not have a material impact on its results of operations or financial position.
In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Adoption of the FSP by the Company at June 30, 2009 did not have a material impact on its results of operations or financial position as it only required disclosures which are included in Note 4.
In May 2009, the FASB issued FAS No. 165, Subsequent Events, which sets forth requirements for subsequent events including establishing the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions, and the disclosures that an entity shall make about the events or transactions. FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009 and shall be applied prospectively. Adoption of FAS 165 did not have a material impact on the Company’s financial condition and results of operations.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In June 2009, the FASB issued FAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140 (FAS 166). This FAS amends FAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and removes the concept of qualifying special-purpose entity, modifies the financial-components approach and limits circumstances in which a transferor derecognizes a portion or component of a financial asset when the transferor has a continuing involvement with the financial asset. It clarifies the principle of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. FAS 166 is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of FAS 166 is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued FAS No. 167, Amendments to FASB Interpretation No. 46(R) (FAS 167). This FAS requires an enterprise to perform an analysis to determine whether the enterprise’s variable purpose interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether the entity is the primary beneficiary of a variable interest entity. FAS 167 is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of FAS 167 is not expected to have a material effect on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES
The following table summarizes the amortized cost and fair value of available-for-sale securities at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	$5,846	$314	$—	$6,160
Collateralized mortgage obligations	14,138	464	(2)	14,600
Collateralized mortgage obligations issued by private issuers	1,957	—	(17)	1,940

Total	$21,941	$778	$(19)	$22,700

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	$6,671	$254	$(3)	$6,922
Collateralized mortgage obligations	16,349	289	(10)	16,628

Total	$23,020	$543	$(13)	$23,550

At June 30, 2009 there were no debt securities contractually due at a single maturity date. The amortized cost and fair value, respectively, of securities available for sale which do not have a single maturity date totaled $21,942 and $22,700, respectively.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES (continued)
The following table summarizes available-for-sale securities with unrealized losses at June 30, 2009 and December 31, 2008 by aggregated major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2009		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Issued by U.S. government—sponsored agencies:
Collateralized mortgage obligations	$1,940	$(2)	$—	$—	$1,940	$(2)
Collateralized mortgage obligations issued by private issuers	969	$(17)	—	—	969	(17)

Total temporarily impaired	$2,909	$(19)	$—	$—	$2,909	$(19)

	Less than 12 Months		12 Months or More		Total
December 31, 2008		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Issued by U.S. government—sponsored agencies:
Mortgage-backed securities — residential	$568	$(3)	$—	$—	$568	$(3)
Collateralized mortgage obligations	165	—	1,013	(10)	1,178	(10)

Total temporarily impaired	$733	$(3)	$1,013	$(10)	$1,746	$(13)

The following table summarizes the proceeds from sales of available-for-sale securities and the realized gains and losses for the three and six months ended June 30, 2009 and 2008 as follows:

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Proceeds	$—	$1,030	$—	$1,053
Gross gains	—	21	—	44
Gross losses	—	—	—	—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES (continued)
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under FAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115). However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets (EITF 99-20). The Company currently does not have any securities which are evaluated using the model outlined in EITF 99-20.
In determining OTTI under the FAS 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected, and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2009, the Company’s security portfolio consisted of $22,700 of securities, of which $2,909 were in an unrealized loss position. The majority of unrealized losses, $17, is related to one private label collateralized mortgage obligation. This non-agency collateralized mortgage obligation was rated AAA at purchase and is not within the scope of EITF 99-20. The Company monitors to insure it has adequate credit support and, as of June 30, 2009, the Company believes there is no OTTI. The remaining $2 of unrealized losses is related to collateralized mortgage obligations issued by Freddie Mac, a U.S. government-sponsored agency which the government has affirmed its commitment to support. Because the decline in fair value of both the agency and non-agency securities is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these collateralized mortgage obligations and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – LOANS

	June 30,	December 31,
	2009	2008

Commercial	$40,960	$40,945
Real estate:
Single-family residential	28,810	28,884
Multi-family residential	40,303	41,495
Commercial	100,845	99,652
Consumer	25,060	26,429

Subtotal	235,978	237,405
Less: Net deferred loan fees	(275)	(364)
Allowance for loan losses	(3,996)	(3,119)

Loans, net	$231,707	$233,922

Real estate loans include $3,200 and $3,052 in construction loans at June 30, 2009 and December 31, 2008.
Activity in the allowance for loan losses was as follows.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Beginning balance	$3,528	$2,729	$3,119	$2,684
Provision for loan losses	1,357	260	1,907	484
Loans charged-off	(893)	(46)	(1,036)	(226)
Recoveries	4	4	6	5

Ending balance	$3,996	$2,947	$3,996	$2,947

Individually impaired loans were as follows.

	June 30,	December 31,
	2009	2008
Period-end loans with no allocated allowance for loan losses	$—	$—
Period-end loans with allocated allowance for loan losses	5,933	2,257

Total	$5,933	$2,257

Amount of the allowance for loan losses allocated	$1,867	$514

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – LOANS (continued)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008

Average of individually impaired loans during the period	$5,675	$1,694	$3,900	$1,269
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized	—	—	—	—
Nonaccrual loans and loans past due over 90 days still on accrual were as follows:

	June 30,	December 31,
	2009	2008

Loans past due over 90 days still on accrual	$302	$348
Nonaccrual loans:
Commercial	349	646
Single-family residential real estate	75	63
Multi-family residential real estate	—	1,264
Commercial real estate	5,084	—
Home equity lines of credit	1,478	60
Other consumer	—	31

Total nonaccrual loans	$6,986	$2,064

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FAIR VALUE
FAS No. 157, Fair Value Measurements (FAS 157), defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
The fair value of securities available for sale is determined using pricing models that vary based on asset class and include available trade, bid, and other market information or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities. (Level 2 inputs.)
The fair value of derivatives is based on the present value of future cash flows using the prevailing interest rate curve. Our derivative instruments consist of interest-rate swaps. Significant fair value inputs can generally be verified and do not typically involve significant judgments by management. (Level 2 inputs.)
The fair value of servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Company is able to compare the valuation model inputs and results to widely available published industry data for reasonableness. (Level 2 inputs.)
The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value. (Level 3 inputs.)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FAIR VALUE (continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value
Measurements at
June 30, 2009
Significant Other
Observable Inputs
(Level 2)
Assets:
Securities available for sale:
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	$6,160
Collateralized mortgage obligations	14,600
Collateralized mortgage obligations issued by private issuers	1,940
Interest-rate swaps	499

Liabilities:
Interest-rate swaps	$499

Fair Value
Measurements at
December 31, 2008
Using Significant
Other Observable
Inputs
(Level 2)
Assets:
Securities available for sale:
Mortgage-backed securities — residential	$6,922
Collateralized mortgage obligations	16,628
Interest-rate swaps	929

Liabilities:
Interest-rate swaps	$929

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2009 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$30	$—
Impaired loans	—	4,066

	Fair Value Measurements at December 31, 2008 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$52	$—
Impaired loans	—	1,743
At June 30, 2009, servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $30, resulting in a valuation allowance of $8. At December 31, 2008, servicing rights were written down to fair value of $52, resulting in a valuation allowance of $8. There was no charge included in earnings with respect to servicing rights for the three and six months ended June 30, 2009 or 2008.
At June 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $5,933, with a valuation allowance of $1,867, resulting in an additional provision for loan losses of $848 for the three months ended June 30, 2009, and an additional provision of $1,353 for the six months ended June 30, 2009. At December 31, 2008, impaired loans had a carrying amount of $2,257, with a valuation allowance of $514. There was no impairment charge included in earnings for the three and six months ended June 30, 2008.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FAIR VALUE (continued)
The carrying amounts and estimated fair values of financial instruments at June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$12,510	$12,510	$4,177	$4,177
Securities available for sale	22,700	22,700	23,550	23,550
Loans held for sale	5,995	6,050	284	287
Loans, net	231,707	236,209	233,922	239,399
FHLB stock	2,109	n/a	2,109	n/a
Accrued interest receivable	979	979	1,100	1,100
Interest-rate swaps	499	499	929	929

Financial liabilities
Deposits	(214,918)	(216,629)	(207,647)	(210,052)
FHLB advances	(33,942)	(34,168)	(29,050)	(29,531)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(280)	(280)	(301)	(301)
Interest-rate swaps	(499)	(499)	(929)	(929)
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. Fair value of loans held for sale is based on binding quotes from third party investors. For fixed rate loans and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (entry price). The fair value for fixed rate deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 – FEDERAL HOME LOAN BANK (FHLB) ADVANCES
Advances from the FHLB were as follows:

	June 30, 2009	December 31, 2008
Maturity January 2009 at 0.54% floating rate	$—	$5,850

Maturities September 2009 thru May 2014, fixed at rates from 1.90% to 4.96%, averaging 2.98% at June 30, 2009; Maturities February 2009 thru July 2011, fixed at rates from 2.48% to 5.60%, averaging 3.98% at December 31, 2008	33,942	23,200

Total	$33,942	$29,050

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The advances were collateralized as follows:

	June 30, 2009	December 31, 2008
First mortgage loans under a blanket lien arrangement	$25,481	$26,285
Second mortgage loans	592	462
Multi-family mortgage loans	16,404	17,421
Home equity lines of credit	16,137	19,271
Commercial real estate loans	61,030	61,818
Securities	12,352	13,508

Total	$131,996	$138,765

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible to borrow up to a total of $56,014 from the FHLB at June 30, 2009.
Payment information

Required payments over the next five years are:
June 30, 2010	$10,000
June 30, 2011	5,200
June 30, 2012	8,742
June 30, 2013	—
June 30, 2014	10,000

Total	$33,942

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that has been charged against income for those Plans was $12 and $44 respectively for the three and six months ended June 30, 2009 and $40 and $73 respectively for the three and six months ended June 30 2008. The total income tax benefit was $2 and $10 respectively for the three and six months ended June 30, 2009 and $12 and $22 respectively for the three and six months ended June 30 2008.
The Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan (2003 Plan) as amended and restated, provided an aggregate of 500,000 shares for stock option grants and restricted stock awards, of which up to 150,000 shares could be awarded in the form of restricted stock awards. The 2009 Equity Compensation Plan (2009 Plan), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 1,000,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.
Stock Options
The Plans permit the grant of stock options to directors, officers and employees for up to 1,693,887 shares of common stock. The Company believes that such awards better align the interests of its employees with those of its stockholders. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to five years, and are exercisable for ten years from the date of grant.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management stock options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Department of the Treasury yield curve in effect at the time of the grant.
The fair value of the options granted during the three and six month periods ended June 30, 2009 and 2008 was determined using the following weighted-average assumptions as of the grant dates.

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
Risk-free interest rate	n/a	3.10%	1.64%	2.46%
Expected term (years)	n/a	6	7	6
Expected stock price volatility	n/a	22%	27%	23%
Dividend yield	n/a	4.30%	3.63%	4.87%

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the six months ended June 30, 2009 follows:

	Six months ended June 30, 2009
			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value
Options outstanding, beginning of period	416,377	$8.47
Granted	800	2.75
Exercised	—	—
Forfeited or expired	(3,000)	3.33

Options outstanding, end of period	414,177	$8.50	5.9	$—

Options exercisable, end of period	285,657	$10.70	4.5	$—

Information related to the stock option Plans during the three and six months ended June 30, 2009 and 2008 follows. There were no stock options exercised during the three and six month periods ended June 30, 2009 or 2008.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Weighted average fair value of options granted	$—	$0.66	$0.49	$0.51
As of June 30, 2009, there was $26 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to five years. There were 1,040,775 shares available to be issued under the Plans at June 30, 2009. There were no shares issued during the six months ended June 30, 2009, and there were 32,875 shares issued during the six months ended June 30, 2008.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s nonvested restricted shares for the period follows:

	Six months ended June 30, 2009
		Weighted Average
		Grant-Date Fair
	Shares	Value
Nonvested shares outstanding at beginning of period	49,583	$5.72
Granted	—	—
Vested	(18,900)	6.04
Forfeited	(1,200)	10.42

Nonvested shares outstanding at end of period	29,483	$5.32

As of June 30, 2009, there was $52 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.1 years. The total fair value of shares vested during the three and six months ended June 30, 2009 was $10 and $56, respectively. The total fair value of shares vested during the three and six months ended June 30, 2008 was $19 and $66, respectively.
NOTE 7 – FEDERAL INCOME TAX
The Company has recorded a deferred tax asset of $986 related to the future benefit of $2,900 in federal income tax loss carry-forwards, which expire in varying amounts between 2024 and 2028. Realization is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards. Although realization is not assured, management believes it is more likely than not that all of the deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income during the carryforward period are reduced.

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
In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 in response to the impact of the volatility and disruption in the credit and capital markets on the financial sector. The U.S. Department of the Treasury and federal banking regulators continue to implement programs under this legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. Additionally, in February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that these acts or the programs that are implemented under them will achieve their intended purposes. If they fail to achieve some or all of those purposes, economic and market conditions could continue to worsen, which could adversely affect our performance and/or the trading price of our common stock.
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
Financial Condition
General. Assets totaled $288.4 million at June 30, 2009 and increased $10.6 million, or 3.8%, from $277.8 million at December 31, 2008. The increase in assets was due to the growth in cash and short term investments and an increase in loans held for sale due to increased mortgage banking activity, partially offset by a decline in loan balances.
Cash and cash equivalents. Cash and cash equivalents totaled $12.5 million at June 30, 2009 and increased $8.3 million, from $4.2 million at December 31, 2008. The increase was primarily due to the $7.2 million of proceeds received through the U.S. Department of the Treasury’s Capital Purchase Program (CPP) which were held in short-term, liquid investments at June 30, 2009.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Securities. Securities available for sale totaled $22.7 million at June 30, 2009, and decreased $850,000, or 3.6%, compared to $23.6 million at December 31, 2008 due to scheduled maturities and repayments during the period in excess of purchases.
Loans. Net loans totaled $231.7 million at June 30, 2009 and decreased $2.2 million, or 0.9%, from $233.9 million at December 31, 2008. The decrease in net loans was primarily due to a $1.4 million, or 5.2%, decline in the consumer loan portfolio due to repayments on home equity and auto loans, and an $877,000 increase in the allowance for loan losses. Mortgage loan balances decreased $75,000, or 0.3%, primarily due to repayments. Commercial, commercial real estate and multi-family loan balances increased by $16,000 during the period ended June 30, 2009. Commercial, commercial real estate and multi-family loan originations totaled $15.9 million and loan payoffs totaled $12.9 million during the six months ended June 30, 2009.
Deposits. Deposits totaled $214.9 million at June 30, 2009 and increased $7.3 million, or 3.5%, from $207.6 million at December 31, 2008. The increase in deposits was due to a $10.1 million increase in money market deposit account balances, partially offset by a $4.4 million decrease in certificates of deposit account balances. Certificate of deposit account balances decreased primarily due to the maturity of $8.1 million in brokered deposit accounts that were not renewed, partially offset by growth in retail certificate of deposit accounts. Interest bearing and noninterest bearing checking account balances increased $1.0 million and savings account balances increased $624,000 during the six months ended June 30, 2009.
CFBank is a participant in the Transaction Account Guarantee Program (TAGP) of the Federal Deposit Insurance Corporation (FDIC). Under that program, through December 31, 2009, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.
FHLB advances. FHLB advances totaled $33.9 million at June 30, 2009 and increased $4.9 million, or 16.8%, from $29.1 million at December 31, 2008. FHLB advances were used to fund increased mortgage banking activities.
Stockholders’ equity. Stockholders’ equity totaled $32.1 million at June 30, 2009 and decreased $1.0 million, or 3.1%, from $33.1 million at December 31, 2008 due to the net loss and preferred stock dividends for the six months ended June 30, 2009, offset by an increase in accumulated other comprehensive income associated with an increase in the market value of the securities portfolio.
The Company received $7.2 million in connection with the CPP, which was part of the government’s Troubled Asset Relief Program (TARP), in December 2008. These funds were held in short-term, low yielding liquid investments for the six months ended June 30, 2009 pending approval from regulators to contribute them as additional capital to CFBank, where the funds can be invested in higher yielding assets, such as loans. In July 2009, regulators approved the use of CPP funds as capital to CFBank. The Company is considering whether to continue its participation in the CPP in light of additional restrictions under legislation enacted during 2009.
Comparison of the Results of Operations for the Three Months Ended June 30, 2009 and 2008
General. Net loss totaled $762,000, or $.21 per diluted common share, for the quarter ended June 30, 2009, compared to net income of $224,000, or $.05 per diluted common share, for the quarter ended June 30, 2008. Operations for the three months ended June 30, 2009 were negatively impacted by an increase in the provision for loan losses in response to adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs, as well as an increase in FDIC premiums as a result of higher quarterly assessment rates and a special assessment to restore the reserve ratio of the Deposit Insurance Fund (DIF).

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income. Net interest income decreased $146,000, or 6.6%, and totaled $2.1 million for the second quarter of 2009 compared to $2.2 million for the second quarter of 2008. Average interest-earning assets increased $15.1 million in the second quarter of 2009 compared to the second quarter of 2008, and included $7.2 million in CPP proceeds. The average yield on interest-earning assets decreased to 5.33% in the second quarter of 2009, compared to 6.33% in the second quarter of 2008, due to a decline in market interest rates and investment of the CPP funds in short-term investments. The decline in the average yield on interest-earning assets resulted in an 11.1% decrease in interest income. The average cost of interest-bearing liabilities also decreased, to 2.62% in the second quarter of 2009, from 3.20% in the second quarter of 2008, due to a decline in market interest rates. The decrease in the average cost of interest-bearing liabilities resulted in a 16.5% decrease in interest expense. Net interest margin decreased to 3.03% in the second quarter of 2009, compared to 3.43% in the second quarter of 2008.
Interest income. Interest income decreased $456,000, or 11.1%, to $3.63 million in the second quarter of 2009, compared to $4.1 million in the second quarter of 2008. The decrease in interest income was largely due to a decrease in income on loans and securities. Interest income on loans declined $406,000, or 10.9%, to $3.3 million in the second quarter of 2009, from $3.7 million in the second quarter of 2008. The decrease in income on loans was due to a decline in the average yield on loans, partially offset by an increase in the average balance of loans. The average yield on loans decreased 90 basis points (bp) to 5.58% in the second quarter of 2009, from 6.48% in the second quarter of 2008. The decline in yield on loans was due to the origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. The average balance of loans outstanding increased $8.2 million, or 3.6%, to $238.6 million in the second quarter of 2009, from $230.4 million in the second quarter of 2008. Interest income on securities decreased $50,000, or 14.8%, to $288,000 for the second quarter of 2009, from $338,000 in the second quarter of 2008. The decrease in income on securities was due to a decline in the average balance of securities, partially offset by an increase in the average yield. The average balance of securities decreased $3.6 million, or 13.8%, to $22.7 million in the second quarter of 2009, from $26.3 million in the second quarter of 2008. The decrease in the average balance of securities was due to current period securities maturities and repayments in excess of purchases. The average yield on securities increased 7 bp to 5.27% in the second quarter of 2009, from 5.20% in the second quarter of 2008.
Interest expense. Interest expense decreased $310,000, or 16.5%, to $1.6 million for the second quarter of 2009, compared to $1.9 million in the second quarter of 2008. The decrease resulted from reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $228,000, or 15.7%, to $1.2 million in the second quarter of 2009, from $1.5 million in the second quarter of 2008. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 70 bp to 2.46% in the second quarter of 2009, from 3.16% in the second quarter of 2008, due to lower market interest rates in the current year quarter. Average deposit balances increased $15.1 million, or 8.2%, to $198.4 million in the second quarter of 2009, from $183.3 million in the second quarter of 2008. The increase in average deposit balances was predominantly due to growth in certificate of deposit and money market deposit account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $82,000 to $349,000 in the second quarter of 2009, from $431,000 in the second quarter of 2008. The decrease in expense on FHLB advances and other debt, including subordinated debentures, was due to a decrease in the average balances partially offset by an increase in the cost of these funds. Average balances on FHLB advances and other debt, including subordinated debentures, decreased $10.4 million, or 20.2%, to $41.1 million in the second quarter of 2009, from $51.5 million in the second quarter of 2008. The decrease in the average balance was primarily due to repayment of FHLB advances with funds from the growth in deposits and cash flows from the securities portfolio. The average cost of borrowings increased 5 bp to 3.40% in the second quarter of 2009, from 3.35% in the second quarter of 2008. The increase in borrowing cost was due to management’s decision in 2009 to extend liabilities to take advantage of low current market interest rates.
Provision for loan losses. Provisions for loan losses are provided based on management’s estimate of probable incurred credit losses in the loan portfolio and the resultant allowance for loan losses required. Management’s estimate is based on a review of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic conditions and trends; and other factors. Based on this review, the provision totaled $1.4 million for the quarter ended June 30, 2009, compared to $260,000 for the quarter ended June 30, 2008. The increase in the provision for loan losses in the current year quarter was primarily due to adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs. The provision for loan losses for the three months ended June 30, 2009 included $848,000 related to an increase in the allowance for loan losses specifically allocated to impaired loans. Individually impaired loans increased from $1.9 million at March 31, 2009 to $5.9 million at June 30, 2009. The allowance for loan losses allocated to individually impaired loans increased from $1.0 million at March 31, 2009 to $1.9 million at June 30, 2009. The ratio of the allowance for loan losses to total loans totaled 1.70% at June 30, 2009, compared to 1.47% at March 31, 2009.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Nonperforming loans, which are nonaccrual loans and loans 90 days past due still accruing interest, increased $2.3 million and totaled $7.3 million, or 3.09% of total loans, at June 30, 2009, compared to $5.0 million, or 2.08% of total loans, at March 31, 2009. The increase in nonperforming loans was primarily related to deterioration in the commercial real estate and home equity lines of credit portfolios. Nonperforming loans included $5.1 million in commercial real estate loans, $349,000 in commercial loans, $1.5 million in home equity lines of credit and $377,000 in single-family mortgage loans at June 30, 2009.
Net charge-offs totaled $889,000, or 1.52% of average loans on an annualized basis, during the quarter ended June 30, 2009, compared to net charge-offs of $41,000, or 0.07% of average loans on an annualized basis, during the quarter ended June 30, 2008. Net charge-offs during the quarter ended June 30, 2009 related primarily to commercial loans. Net charge-offs during the quarter ended June 30, 2008 related primarily to single-family residential mortgages.
We believe the allowance for loan losses is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2009; however, future additions to the allowance may be necessary based on factors such as deterioration in client business performance, slow economic conditions, and declines in cash flows and market conditions which result in lower real estate values. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality continue to worsen.
Noninterest income. Noninterest income increased $84,000, or 38.7%, and totaled $301,000 for the quarter ended June 30, 2009, compared to $217,000 for the quarter ended June 30, 2008. This increase was primarily due to a $118,000 increase in net gains on sales of loans. The increased gains on the sale of loans was a result of increased mortgage originations for sale, from $9.8 million in the second quarter of 2008 to $21.5 million in the second quarter of 2009, and a positive change in CFBank’s internal pricing policies. The increase in mortgage production is a result of management’s decision during 2008 to increase CFBank’s staff of professional mortgage loan originators, who have been successful in increasing this business despite the current depressed condition of the housing market.
Noninterest expense. Noninterest expense for the quarter ended June 30, 2009 increased $316,000, or 16.9%, and totaled $2.2 million, compared to $1.9 million for the quarter ended June 30, 2008. Expenses in the current year quarter increased primarily due to higher FDIC premiums, and salaries and employee benefits, partially offset by a decline in depreciation. FDIC premiums increased $263,000 due to higher assessment rates in the current year quarter and a special assessment to restore the reserve ratio of the DIF. On May 22, 2009, the Board of Directors of the FDIC voted to levy a special assessment on insured institutions as part of the agency’s efforts to rebuild the DIF and help maintain public confidence in the banking system. The final rule established a special assessment of 5 bp on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009, and will be collected September 30, 2009. The assessment to CFBank totaled approximately $129,000 and is included in expense during the quarter ended June 30, 2009. A one-time FDIC credit issued to CFBank as a result of the Federal Deposit Insurance Reform Act of 2005 reduced premiums in the quarter ended June 30, 2008. Salaries and employee benefits increased $100,000 due to increased staff levels compared to the prior year quarter, annual salary increases and increased costs related to our mortgage banking activities. Depreciation expense decreased $59,000 in the second quarter of 2009 as a result of certain assets having been fully depreciated in the prior year.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The ratio of noninterest expense to average assets was 3.01% for the second quarter of 2009, compared to 2.70% in the second quarter of 2008. The efficiency ratio was 91.91% for the quarter ended June 30, 2009, compared to 77.27% for quarter ended June 30, 2008. The increase in both ratios was a result of the increase in noninterest expense.
Income taxes. Income taxes decreased $489,000, from an $86,000 expense for the quarter ended June 30, 2008 to a $403,000 benefit for the quarter ended June 30, 2009, due to the net loss reported in the current year quarter.
Comparison of the Results of Operations for the Six Months Ended June 30, 2009 and 2008
General. Net loss totaled $1.0 million, or $.30 per diluted common share, for the six months ended June 30, 2009, compared to net income of $348,000, or $.08 per diluted common share, for the six months ended June 30, 2008. Operations for the six months ended June 30, 2009 were negatively impacted by an increase in the provision for loan losses in response to the effect of current economic conditions and trends on loan portfolio performance, and an increase in FDIC premiums as a result of higher quarterly assessment rates and a special assessment to restore the reserve ratio of the DIF.
Net interest income. Net interest income decreased $130,000, or 3.0%, and totaled $4.1 million for the six months ended June 30, 2009 compared to $4.3 million for the six months ended June 30, 2008. Average interest-earning assets increased $13.8 million for the six months ended June 30, 2009 compared to the same period in 2008, and included $7.2 million in CPP proceeds, as previously discussed. The average yield on interest-earning assets decreased to 5.43% for the six months ended June 30, 2009, compared to 6.55% compared to the same period in 2008, due to a decline in market interest rates and investment of the CPP funds in short-term investments. The decline in the average yield on interest-earning assets resulted in a 12.8% decrease in interest income. The average cost of interest-bearing liabilities also decreased, to 2.72% for the six months ended June 30, 2009, from 3.58% in the same period in 2008, due to a decline in market interest rates. The decrease in the average cost of interest-bearing liabilities resulted in a 22.8% decrease in interest expense. Net interest margin decreased to 3.04% in the six months ended June 30, 2009 compared to 3.30% in the same period in 2008.
Interest income. Interest income decreased $1.1 million, or 12.8%, to $7.4 million for the six months ended June 30, 2009, compared to $8.5 million for the six months ended June 30, 2008. The decrease in interest income was due to a decrease in income on loans and securities. Interest income on loans decreased $1.0 million, or 12.8%, to $6.7 million for the six months ended June 30, 2009, from $7.7 million in the six months ended June 30, 2008. The decrease in income on loans was due to a decline in yield on the portfolio partially offset by an increase in the average balance of loans outstanding. The average yield on loans decreased 107 bp to 5.66% in the six months ended June 30, 2009, from 6.73% in the six months ended June 30, 2008. The decline in yield was due to origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. The average balance of loans outstanding increased $8.5 million, or 3.7%, to $237.7 million for the six months ended June 30, 2009, compared to $229.2 million for the six months ended June 30, 2008. Interest income on securities decreased $108,000, or 15.6%, to $585,000 for the six months ended June 30, 2009, from $693,000 for the six months ended June 30, 2008. The decrease in income was due to a decline in the average balance of securities, partially offset by an increase in the average yield on the portfolio. The average balance of securities decreased $4.3 million, or 15.9%, to $22.8 million for the six months ended June 30, 2009, from $27.1 million for the six months ended June 30, 2008. The decrease was due to current period securities maturities and repayments in excess of purchases. The average yield on securities increased 11 bp to 5.31% for the six months ended June 30, 2009, from 5.20% for the six months ended June 30, 2008.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense. Interest expense decreased $1.0 million, or 22.8%, to $3.2 million for the six months ended June 30, 2009, compared to $4.2 million for the six months ended June 30, 2008. The decrease resulted from reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $644,000, or 20.0%, to $2.6 million for the six months ended June 30, 2009, from $3.2 million for the six months ended June 30, 2008. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 100 bp to 2.57% in the six months ended June 30, 2009, from 3.57% in the six months ended June 30, 2008, due to lower market interest rates in the current year period. Average deposit balances increased $19.8 million, or 11.0%, to $200.6 million for the six months ended June 30, 2009, from $180.8 million for the six months ended June 30, 2008. The increase in average deposit balances was due to growth in certificate of deposit, money market and checking account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $311,000 to $660,000 for the six months ended June 30, 2009, from $971,000 for the six months ended June 30, 2008. The decrease in this expense was due to a decrease in the average cost of borrowings and the average balance of FHLB advances. The average cost of borrowings, including subordinated debentures, declined 11 bp to 3.52% in the six months ended June 30, 2009, from 3.63% in the six months ended June 30, 2008. The decrease in cost of borrowings was the result of lower market interest rates in the current year period. The average balance of FHLB advances decreased $16.0 million, or 33.1%, to $32.3 million for the six months ended June 30, 2009, from $48.3 million for the six months ended June 30, 2008. The decrease in the average balance was primarily due to repayment of FHLB advances with funds from the growth in deposits and cash flows from the securities portfolio.
Provision for loan losses. The provision for loan losses totaled $1.9 million for the six months ended June 30, 2009 compared to $484,000 for the six months ended June 30, 2008. The increase in the provision for loan losses in the current year period was primarily due to adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs, as previously discussed. The provision for loan losses for the six months ended June 30, 2009 included $1.4 million related to an increase in the allowance for loan losses specifically allocated to impaired loans. Individually impaired loans increased from $2.3 million at December 31, 2008 to $5.9 million at June 30, 2009. The allowance for loan losses allocated to individually impaired loans increased from $514,000 at December 31, 2008 to $1.9 million at June 30, 2009. The ratio of the allowance for loan losses to total loans totaled 1.70% at June 30, 2009, compared to 1.32% at December 31, 2008.
Nonperforming loans, which are nonaccrual loans and loans 90 days past due still accruing interest, increased $4.9 million and totaled $7.3 million, or 3.09% of total loans, at June 30, 2009, compared to $2.4 million, or 1.02% of total loans, at December 31, 2008. The increase in nonperforming loans was primarily related to deterioration in the commercial real estate and home equity lines of credit portfolios. Nonperforming loans included $5.1 million in commercial real estate loans, $348,000 in commercial loans, $1.5 million in home equity lines of credit and $347,000 in mortgage loans at June 30, 2009.
Net charge-offs totaled $1.0 million, or 0.88% of average loans on an annualized basis, during the six months ended June 30, 2009, compared to net charge-offs of $220,000, or 0.19% of average loans on an annualized basis, during the six months ended June 30, 2008. Net charge-offs during the six months ended June 30, 2009 included four commercial loans, which totaled $831,000, three single-family residential loans which totaled $63,000, and one home equity line of credit, which totaled $142,000. Net charge-offs during the six months ended June 30, 2008 related primarily to home equity lines of credit and single-family residential loans.
Noninterest income. Noninterest income increased $179,000, or 43.9%, and totaled $587,000 for the six months ended June 30, 2009, compared to $408,000 for the same period in 2008. This increase was primarily due to a $234,000 increase in net gains on sales of loans, partially offset by a decline in net gain on sales of securities. The increased gains on the sale of loans was a result of increased mortgage originations for sale, from $15.9 million during the six months ended June 30, 2008, to $33.5 million in current year period, and a positive change in CFBank’s internal pricing policies. The increase in mortgage production is a result of management’s decision during 2008 to increase our staff of professional mortgage loan originators, who have been successful in increasing this business despite the current depressed condition of the housing market. The decline in net gain on sales of securities was due to a $44,000 gain on the securities sold during the six months ended June 30, 2008, and no sales of securities in the current year period.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest expense. Noninterest expense increased $650,000, or 17.5%, and totaled $4.4 million for the six months ended June 30, 2009, compared to $3.7 million in the prior year period. The increase in noninterest expense was primarily due to an increase in professional fees and FDIC premiums. Professional fees increased $277,000 during the six months ended June 30, 2009 due to legal and accounting fees related to the investigation of certain deposit accounts associated with a third party payment processor, which are no longer active, and legal fees related to nonperforming loans and regulatory filings. FDIC premiums increased $323,000 during the six months ended June 30, 2009 due to higher quarterly assessment rates and a one-time special assessment to restore the reserve ratio of the DIF, as discussed previously.
The ratio of noninterest expense to average assets was 3.02% for the six months ended June 30, 2009 compared to 2.69% for the prior year period. The efficiency ratio was 92.42% during the six months ended June 30, 2009 compared to 80.22% during the prior year period. The increase in both ratios was a result of the increase in noninterest expense.
Income taxes. Income taxes decreased $668,000 for the six months ended June 30, 2009 from a $127,000 expense for the six months ended June 30, 2008, to a $541,000 benefit for the six months ended June 30, 2009 due to the current period net loss.
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2008 Annual Report to Stockholders incorporated by reference into our 2008 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies, which are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements are appropriate given the factual circumstances at the time.
We have identified accounting policies that are critical accounting policies, and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the allowance for loan losses. The Allowance for Loan Losses Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the allowance for loan losses in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Management believes that an adequate allowance for loan losses has been established. Additional information regarding this policy is included in the previous section captioned “Provision for Loan Losses” and in Notes 1 and 3 to the consolidated financial statements in our 2008 Annual Report to Stockholders incorporated by reference into our 2008 Annual Report on Form 10-K.
Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. Net operating losses totaling $2.9 million will expire at various dates ranging from 2024 to 2028. No valuation allowance has been recorded against the deferred tax asset for net operating losses because the benefit is more likely than not to be realized. Additional information is included in Notes 1 and 12 to the consolidated financial statements in our 2008 Annual Report to Stockholders incorporated by reference into our 2008 Annual Report on Form 10-K.
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
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the Federal Reserve Bank of Cleveland (FRB), a line of credit with a commercial bank, use of brokered deposits, the ability to obtain deposits by offering above-market interest rates, CFBank’s participation in the Certificate of Deposit Account Registry Service program, and the FDIC’s TAGP as previously discussed in the section captioned “Deposits.” At June 30, 2009, CFBank had unused borrowing capacity with the FHLB, the FRB, and under its line of credit aggregating $40.0 million.
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At June 30, 2009, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $23.6 million, or 8.5% of adjusted total assets, which exceeds the required level of $13.9 million, or 5.0%; Tier 1 risk-based capital level of $23.6 million, or 10.2% of risk-weighted assets, which exceeds the required level of $13.9 million, or 6.0%; and total risk-based capital of $25.9 million, or 11.1% of risk-weighted assets, which exceeds the required level of $23.2 million, or 10.0%.

CENTRAL FEDERAL CORPORATION
PART 1. Item 4T.
CONTROLS AND PROCEDURES
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the second quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting on May 21, 2009, the purpose of which was to consider and vote upon the individual matters as described more fully below. The results of the voting are as follows:
1. The term of two of the Company’s six directors expired at the meeting. Each director was re-elected by the stockholders for a three-year term expiring at the annual meeting in 2012. Results of the voting were as follows:
Election of Directors:

Nominee	For	Votes Withheld
Jeffrey W. Aldrich	3,554,871	210,114
Mark S. Allio	3,561,892	203,093
In addition to the foregoing, the following directors continued in office after the meeting, each until the annual meeting in the year indicated:

Continuing Director	Year
Thomas P. Ash	2010
Jerry F. Whitmer	2010
William R. Downing	2011
Gerry W. Grace	2011
2. Approval of the Central Federal Corporation 2009 Equity Compensation Plan.

For	Against	Abstain	Broker Non-Vote
1,178,518	746,464	13,900	1,826,103
3. Approval of the amendment to the Certificate of Incorporation of Central Federal Corporation to increase the number of authorized shares of the Company’s common stock.

For	Against	Abstain
3,313,795	438,815	12,375
4. Approval, in a non-binding advisory vote, of the compensation of the Company’s executive officers as disclosed in the proxy statement.

For	Against	Abstain
3,188,678	551,114	25,193
5. Ratification of the appointment of Crowe Horwath LLP as independent registered public accounting firm for the Company for the year ending December 31, 2009:

For	Against	Abstain
3,636,752	55,671	72,562
There were no broker non-votes with respect to the matters listed above except as noted above for item 2.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 6. Exhibits.
See Exhibit Index at page 38 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: August 14, 2009	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: August 14, 2009	By:	/s/ Therese Ann Liutkus
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

3.4	Amendment to Certificate of Incorporation of the registrant
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

10.1	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A of the registrant’s Proxy Statement (Schedule 14A) filed with the Commission on March 31, 2009)
11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer