Form 10-Q
period 2009-09-30
CENTRAL FEDERAL CORP
filed 2009-11-16
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2009, there were 4,100,337 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2009
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS
Cash and cash equivalents	$9,400	$4,177
Securities available for sale	22,824	23,550
Loans held for sale	943	284
Loans, net of allowance of $4,619 and $3,119	233,938	233,922
Federal Home Loan Bank stock	1,942	2,109
Loan servicing rights	91	112
Premises and equipment, net	4,926	5,246
Bank owned life insurance	3,989	3,892
Deferred tax asset	—	1,598
Accrued interest receivable and other assets	2,373	2,891

	$280,426	$277,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$16,458	$14,557
Interest bearing	199,439	193,090

Total deposits	215,897	207,647
Federal Home Loan Bank advances	30,942	29,050
Advances by borrowers for taxes and insurance	111	167
Accrued interest payable and other liabilities	2,919	2,687
Subordinated debentures	5,155	5,155

Total liabilities	255,024	244,706

Stockholders’ equity
Preferred stock, Series A, $.01 par value; $7,225 aggregate liquidation value, 1,000,000 shares authorized; 7,225 shares issued	7,010	6,989
Common stock, $.01 par value; shares authorized; 12,000,000 in 2009 and 6,000,000 in 2008, shares issued; 4,658,870 in 2009 and 4,660,070 in 2008	47	47
Common stock warrants	217	217
Additional paid-in capital	27,502	27,455
Retained earnings (accumulated deficit)	(6,738)	1,262
Accumulated other comprehensive income	609	350
Treasury stock, at cost, 558,533 shares	(3,245)	(3,245)

Total stockholders’ equity	25,402	33,075

	$280,426	$277,781

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Interest and dividend income
Loans, including fees	$3,239	$3,815	$9,962	$11,524
Securities	278	324	863	1,017
Federal Home Loan Bank stock dividends	26	28	73	81
Federal funds sold and other	9	1	28	5

	3,552	4,168	10,926	12,627
Interest expense
Deposits	1,125	1,475	3,706	4,700
Federal Home Loan Bank advances and other debt	249	346	800	1,144
Subordinated debentures	46	74	155	247

	1,420	1,895	4,661	6,091

Net interest income	2,132	2,273	6,265	6,536

Provision for loan losses	4,776	183	6,683	667

Net interest income after provision for loan losses	(2,644)	2,090	(418)	5,869

Noninterest income
Service charges on deposit accounts	97	91	258	260
Net gains on sales of loans	170	33	501	130
Loan servicing fees, net	8	9	26	27
Net gain on sales of securities	—	10	—	54
Earnings on bank owned life insurance	33	31	97	94
Other	5	2	18	19

	313	176	900	584

Noninterest expense
Salaries and employee benefits	1,133	991	3,276	3,036
Occupancy and equipment	128	105	412	323
Data processing	142	127	436	404
Franchise taxes	86	73	264	239
Professional fees	152	160	594	325
Director fees	29	34	80	102
Postage, printing and supplies	21	32	133	127
Advertising and promotion	12	12	26	39
Telephone	26	23	78	67
Loan expenses	13	6	31	14
Foreclosed assets, net	(1)	(18)	(1)	(10)
Depreciation	114	167	350	518
FDIC Premiums	111	36	447	49
Other	93	116	295	343

	2,059	1,864	6,421	5,576

Income (loss) before income taxes	(4,390)	402	(5,939)	877

Income tax expense	2,298	117	1,757	244

Net income (loss)	(6,688)	285	(7,696)	$633
Preferred stock dividends and accretion of
discount on preferred stock	(102)	—	(305)	—

Net income (loss) available to common shareholders	$(6,790)	$285	$(8,001)	$633

Earnings (loss) per common share:
Basic	$(1.66)	$0.07	$(1.95)	$0.15
Diluted	$(1.66)	$0.07	$(1.95)	$0.15
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

					Retained	Accumulated
			Common	Additional	Earnings	Other		Total
	Preferred	Common	Stock	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrants	Capital	Deficit)	Income	Stock	Equity

Balance at January 1, 2009	$6,989	$47	$217	$27,455	$1,262	$350	$(3,245)	$33,075

Comprehensive loss:
Net loss					(7,696)			(7,696)
Other comprehensive income						259		259

Total comprehensive loss								(7,437)

Preferred stock offering costs	(13)							(13)
Accretion of discount on preferred stock	34				(34)			—
Release of 9,709 stock based incentive plan shares				43				43
Forfeiture of 1,200 stock based incentive plan shares					1			1
Tax benefits from dividends on unvested stock based incentive plan shares				1				1
Tax effect from vesting of stock based incentive plan shares				(20)				(20)
Stock option expense				23				23
Preferred stock dividends					(271)			(271)

Balance at September 30, 2009	$7,010	$47	$217	$27,502	$(6,738)	$609	$(3,245)	$25,402

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in thousands)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income (loss)	$(6,688)	$285	$(7,696)	$633

Change in net unrealized gain on securities available for sale	164	149	393	77

Less: Reclassification adjustment for gains later recognized in net income	—	(10)	—	(54)

Net unrealized gain	164	139	393	23

Tax effect	(56)	(47)	(134)	(7)

Other comprehensive income	108	92	259	16

Comprehensive income (loss)	$(6,580)	$377	$(7,437)	$649

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended
	September 30,
	2009	2008

Cash flows from operating activities	$(955)	$1,022

Cash flows from investing activities
Available-for-sale securities:
Sales	—	2,064
Maturities, prepayments and calls	4,872	8,087
Purchases	(3,698)	(6,917)
Loan originations and payments, net	(2,518)	(2,038)
Loans purchased	(2,231)	—
Proceeds from redemption of FHLB stock	167	—
Purchase of FHLB stock	—	(65)
Additions to premises and equipment	(30)	(105)
Proceeds from the sale of premises and equipment	1	1
Proceeds from the sale of foreclosed assets	28	231

Net cash from investing activities	(3,409)	1,258

Cash flows from financing activities
Net change in deposits	8,220	15,039
Net change in short-term borrowings from the FHLB and other debt	(5,850)	(23,250)
Proceeds from FHLB advances and other debt	17,942	14,000
Repayments on FHLB advances and other debt	(10,200)	(2,000)
Net change in advances by borrowers for taxes and insurance	(56)	(75)
Cash dividends paid on common stock	(205)	(655)
Cash dividends paid on preferred stock	(251)	—
Costs associated with issuance of preferred stock	(13)	—
Repurchase of common stock	—	(1,632)

Net cash from financing activities	9,587	1,427

Net change in cash and cash equivalents	5,223	3,707

Beginning cash and cash equivalents	4,177	3,894

Ending cash and cash equivalents	$9,400	$7,601

Supplemental cash flow information:
Interest paid	$4,691	$5,423
Income taxes paid	—	42

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$174	$123
Loans issued to finance the sale of repossessed assets	162	—
Loans transferred from held for sale to portfolio	1,852	—
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The consolidated financial statements include Central Federal Corporation and its wholly owned subsidiaries, CFBank and Ghent Road, Inc. (together referred to as the Company). The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.
In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. Management has evaluated events occurring subsequent to the balance sheet date through November 16, 2009 (the date on which the financial statements were issued). The financial performance reported for the Company for each of the three and nine months ended September 30, 2009 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Shareholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2008 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2008. The Company has consistently followed those policies in preparing this Form 10-Q.
Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation.
Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Basic
Net income (loss)	$(6,688)	$285	$(7,696)	$633

Less: Preferred stock dividends and accretion of discount on preferred stock	(102)	—	(305)	—

Net income (loss) available to common stockholders	$(6,790)	$285	$(8,001)	$633

Weighted average common shares outstanding	4,099,429	4,110,326	4,099,710	4,268,964

Basic earnings (loss) per common share	$(1.66)	$0.07	$(1.95)	$0.15

Diluted
Net income (loss) available to common stockholders	$(6,790)	$285	$(8,001)	$633

Weighted average common shares outstanding for basic earnings per common share	4,099,429	4,110,326	4,099,710	4,268,964

Add: Dilutive effects of assumed exercises of stock options	—	—	—	1,527

Average shares and dilutive potential common shares	4,099,429	4,110,326	4,099,710	4,270,491

Diluted earnings (loss) per common share	$(1.66)	$0.07	$(1.95)	$0.15

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share because, with respect to the three and nine months ended September 30, 2009, the Company had a loss from continuing operations and, with respect to the three and nine months ended September 30, 2008, the exercise price of the options was greater than the average stock price for these periods.

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Stock options	314,011	334,702	347,505	308,575
Stock warrants	336,568	—	336,568	—
Adoption of New Accounting Standards:
In June 2009, the Financial Accounting Standards Board (FASB) ) issued Statement of Financial Accounting Standards (SFAS) No. 168 which established the FASB Accounting Standards Codification (ASC) as the single source of authoritative nongovernmental accounting principles for financial statements that are presented in conformity with generally accepted accounting principles in the United States. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. There was no impact on the Company’s consolidated financial statements upon adoption.
In December 2007, the FASB issued a pronouncement impacting ASC 805which established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This pronouncement was effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. There was no impact on the Company’s consolidated financial statements upon adoption.
In December 2007, the FASB issued a pronouncement impacting ASC 810-10 which changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. This pronouncement was effective as of the beginning of the first fiscal year beginning on or after December 15, 2008. Earlier adoption was prohibited. There was no impact on the Company’s consolidated financial statements upon adoption.
In March 2008, the FASB issued a pronouncement impacting ASC 815-10 which amended and expanded the disclosure requirements for derivative instruments and hedging activities. The pronouncement required qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. The pronouncement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this pronouncement did not have a material impact on the Company’s consolidated financial statements.
In June 2008, the FASB issued a pronouncement impacting ASC 260-10 which defined unvested share-based payment awards that contain nonforfeitable rights to dividends as participating securities that should be included in computing earnings per share using the two-class method. The pronouncement was effective for the Company’s financial statements for the year beginning on January 1, 2009 and all prior-period earnings per share data were adjusted retrospectively. The impact of adoption of this pronouncement was to reduce the Company’s basic and diluted loss per common share by $.01 for the nine months ended September 30, 2009. The impact of adoption on the Company’s earnings (loss) per common share was less than $.01 in each of the other periods presented.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In April 2009, the FASB issued a pronouncement impacting ASC 805 that amended and clarified application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The pronouncement was effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date was on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. There was no impact on the Company’s consolidated financial statements upon adoption.
In April 2009, the FASB issued a pronouncement impacting ASC 320-10 which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The pronouncement required an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the pronouncement expanded and increased the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This pronouncement was effective for interim and annual reporting periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The adoption of this pronouncement by the Company on April 1, 2009 did not have a material impact on its results of operations or financial position and the Company has not experienced other-than-temporary impairment within its securities portfolio.
In April 2009, the FASB issued a pronouncement impacting ASC 820 that emphasized that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The pronouncement provided a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The pronouncement also required increased disclosures. It was effective for interim and annual reporting periods ended after June 15, 2009, and was applied prospectively. The adoption of this pronouncement by the Company at June 30, 2009 did not have a material impact on its results of operations or financial position.
In April 2009, the FASB issued a pronouncement impacting ASC 825-10-50 to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This pronouncement was effective for interim reporting periods ended after June 15, 2009. Adoption of this pronouncement by the Company at June 30, 2009 did not have a material impact on its results of operations or financial position as it only required disclosures, which are included in Note 4.
In May 2009, the FASB issued a pronouncement, ASC 855, which set forth requirements for subsequent events including establishing the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions, and the disclosures that an entity shall make about the events or transactions. The pronouncement was effective for interim and annual reporting periods ended after June 15, 2009 and was applied prospectively. Adoption of this pronouncement did not have a material impact on the Company’s financial condition and results of operations.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In June 2009, the FASB issued a pronouncement that removes the concept of qualifying special-purpose entity from ASC 810-10, modifies the financial-components approach and limits circumstances in which a transferor derecognizes a portion or component of a financial asset when the transferor has a continuing involvement with the financial asset. It clarifies the principle of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued a pronouncement impacting several topics in the ASC that requires an enterprise to perform an analysis to determine whether the enterprise’s variable purpose interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether the entity is the primary beneficiary of a variable interest entity. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.
NOTE 2 — SECURITIES
The following table summarizes the amortized cost and fair value of available-for-sale securities at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	$5,496	$392	$—	$5,888
Collateralized mortgage obligations	14,662	519	—	15,181
Collateralized mortgage obligations issued by private issuers	1,744	11	—	1,755

Total	$21,902	$922	$—	$22,824

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2008
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	$6,671	$254	$(3)	$6,922
Collateralized mortgage obligations	16,349	289	(10)	16,628

Total	$23,020	$543	$(13)	$23,550

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
At September 30, 2009 there were no debt securities contractually due at a single maturity date. The amortized cost and fair value, respectively, of securities available for sale which do not have a single maturity date totaled $21,902 and $22,824, respectively.
Fair value of securities pledged was as follows:

	September 30,	December 31,
	2009	2008

Pledged as collateral for:
FHLB advances	$11,731	$13,508
Public deposits	3,611	3,058
Customer repurchase agreements	2,112	3,098
Interest-rate swaps	1,128	1,235

Total	$18,582	$20,899

The following table summarizes available-for-sale securities with unrealized losses at December 31, 2008 aggregated by major security type and length of time in a continuous unrealized loss position. There were no unrealized losses at September 30, 2009.

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

The following table summarizes the proceeds from sales of available-for-sale securities and the realized gains and losses for the three and nine months ended September 30, 2009 and 2008 as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Proceeds	$—	$1,011	$—	$2,064
Gross gains	—	10	—	54
Gross losses	—	—	—	—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
Other-Than-Temporary Impairment
Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Securities classified as available for sale or held-to-maturity are generally evaluated for OTTI under ASC 320, Investments — Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in ASC 325-40-35-4. The Company currently does not have any securities which are evaluated using the model outlined in ASC 325-40-35-4.
In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary impairment exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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
As of September 30, 2009, the Company’s securities portfolio consisted of $22,824 of securities, none of which were in an unrealized loss position. The Company’s securities portfolio included one private label collateralized mortgage obligation at September 30, 2009, which was rated AAA at purchase and is not within the scope of ASC 325-40-35-4. The Company monitors the security’s performance to insure it has adequate credit support.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS

	September 30,	December 31,
	2009	2008

Commercial	$39,335	$40,945
Real estate:
Single-family residential	30,502	28,884
Multi-family residential	38,229	41,495
Commercial	103,392	99,652
Consumer	27,405	26,429

Subtotal	238,863	237,405
Less: Net deferred loan fees	(306)	(364)
Allowance for loan losses	(4,619)	(3,119)

Loans, net	$233,938	$233,922

Commercial real estate loans include $3,982 and $2,872 in construction loans at September 30, 2009 and December 31, 2008. Single-family residential real estate loans include $287 and $180 in construction loans at September 30, 2009 and December 31, 2008.
Activity in the allowance for loan losses was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Beginning balance	$3,996	$2,947	$3,119	$2,684
Provision for loan losses	4,776	183	6,683	667
Reclassification of allowance for losses on loan-related commitments (1)	(51)	—	(51)	—
Loans charged-off	(4,144)	(89)	(5,180)	(315)
Recoveries	42	4	48	9

Ending balance	$4,619	$3,045	$4,619	$3,045

(1)	Reclassified to accrued interest payable and other liabilities in the consolidated balance sheet.
Individually impaired loans were as follows.

	September 30,	December 31,
	2009	2008

Period-end loans with no allocated allowance for loan losses	$6,822	$—
Period-end loans with allocated allowance for loan losses	4,375	2,257

Total	$11,197	$2,257

Amount of the allowance for loan losses allocated	$1,333	$514

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008

Average of individually impaired loans during the period	$7,785	$1,910	$5,195	$1,482
Interest income recognized during impairment	—	—	—	—
Cash-basis interest income recognized	—	—	—	—
Nonaccrual loans and loans past due over 90 days still on accrual were as follows:

	September 30,	December 31,
	2009	2008

Loans past due over 90 days still on accrual	$—	$348
Nonaccrual loans:
Commercial	$570	$646
Single-family residential real estate	296	63
Multi-family residential real estate	1,958	1,264
Commercial real estate	8,025	—
Home equity lines of credit	1,390	60
Other consumer	26	31

Total nonaccrual loans	$12,265	$2,064

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.
Nonaccrual loans in the above table include loans that were modified and identified as troubled debt restructurings, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate, payment extensions, principal forgiveness, and other actions intended to maximize collection. At September 30, 2009, troubled debt restructurings totaled $3,247, and included $2,179 in commercial real estate loans, $570 in commercial loans, and $498 in home equity lines of credit. There were no troubled debt restructurings at December 31, 2008.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE
ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
The fair value of derivatives is based on the present value of future cash flows using the prevailing interest rate curve. Our derivative instruments consist of interest-rate swaps and yield maintenance provisions (embedded derivatives) in related loan agreements. Significant fair value inputs can generally be verified and do not typically involve significant judgments by management. (Level 2 inputs.)
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
NOTE 4 — FAIR VALUE (continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value
Measurements at
September 30, 2009
Using Significant
Other Observable
Inputs
(Level 2)
Assets:
Securities available for sale:
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	$5,888
Collateralized mortgage obligations	15,181
Collateralized mortgage obligations issued by private issuers	1,755
Yield maintenance provisions (embedded derivatives)	621

Liabilities:
Interest-rate swaps	$621

Fair Value
Measurements at
December 31, 2008
Using Significant Other
Observable Inputs
(Level 2)
Assets:
Securities available for sale:
Mortgage-backed securities — residential	$6,922
Collateralized mortgage obligations	16,628
Yield maintenance provisions (embedded derivatives)	929

Liabilities:
Interest-rate swaps	$929

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$24	$—
Impaired loans	—	3,042

	Fair Value Measurements at December 31, 2008 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$52	$—
Impaired loans	—	1,743
At September 30, 2009, servicing rights, which are carried at the lower of cost or fair value, were written down to fair value of $24, resulting in a valuation allowance of $7. At December 31, 2008, servicing rights were written down to fair value of $52, resulting in a valuation allowance of $8. There was a $1 increase in earnings with respect to servicing rights for the three and nine months ended September 30, 2009. There was a $1 charge against earnings with respect to servicing rights for the three and nine months ended September 30, 2008.
At September 30, 2009, impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,375, with a valuation allowance of $1,333, resulting in no provision for loan losses for the three months ended September 30, 2009, and an additional provision of $819 for the nine months ended September 30, 2009. At December 31, 2008, impaired loans had a carrying amount of $2,257, with a valuation allowance of $514. For the three and nine months ending September 30, 2008 impairment charges of $394 were included in earnings.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE (continued)
The carrying amounts and estimated fair values of financial instruments at September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets

Cash and cash equivalents	$9,400	$9,400	$4,177	$4,177
Securities available for sale	22,824	22,824	23,550	23,550
Loans held for sale	943	968	284	287
Loans, net	233,938	236,671	233,922	239,399
FHLB stock	1,942	n/a	2,109	n/a
Accrued interest receivable	956	956	1,100	1,100
Yield maintenance provisions (embedded derivatives)	621	621	929	929

Financial liabilities

Deposits	(215,897)	(217,475)	(207,647)	(210,052)
FHLB advances	(30,942)	(31,495)	(29,050)	(29,531)
Subordinated debentures	(5,155)	n/a	(5,155)	(5,155)
Accrued interest payable	(275)	(275)	(301)	(301)
Interest-rate swaps	(621)	(621)	(929)	(929)
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. Fair value of loans held for sale is based on binding quotes from third party investors. For fixed rate loans and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk (entry price). The fair value for fixed rate deposits with stated maturities was calculated by discounting contractual cash flows using current market rates for instruments with similar maturities. Fair value of FHLB advances are based on current rates for similar financing. It was not practicable to determine the fair value of subordinated debentures because there is no active market for this debt. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The method for determining the fair values for derivatives (interest-rate swaps and yield maintenance provisions) was described previously. The fair value of off-balance-sheet items is not considered material.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FEDERAL HOME LOAN BANK (FHLB) ADVANCES
Advances from the FHLB were as follows:

	September 30,	December 31,
	2009	2008
Maturities October 2009 thru May 2014, fixed at rates from 1.90% to 4.96%, averaging 3.03%	$30,942	$—
Maturity January 2009 at .54% floating rate	—	5,850
Maturities February 2009 thru July 2011, fixed at rates from 2.48% to 5.60%, averaging 3.98%	—	23,200

Total	$30,942	$29,050

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The advances were collateralized as follows:

	September 30,	December 31,
	2009	2008
First mortgage loans under a blanket lien arrangement	26,914	$26,285
Second mortgage loans	299	462
Multi-family mortgage loans	15,671	17,421
Home equity lines of credit	13,368	19,271
Commercial real estate loans	63,721	61,818
Securities	11,731	13,508

Total	$131,704	$138,765

Based on this collateral and CFBank’s holdings of FHLB stock, CFBank is eligible to borrow up to a total of $57,795 from the FHLB at September 30, 2009.
Payment information

Required payments over the next five years are:
September 30, 2010	$7,000
September 30, 2011	8,200
September 30, 2012	5,742
September 30, 2013	—
September 30, 2014	10,000

Total	$30,942

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 — STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that has been charged against income for those Plans was $22 and $66, respectively, for the three and nine months ended September 30, 2009, and $36 and $109, respectively, for the three and nine months ended September 30, 2008. The total income tax benefit was $5 and $15, respectively, for the three and nine months ended September 30, 2009, and $11 and $33, respectively, for the three and nine months ended September 30, 2008.
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
The fair value of the options granted during the nine month periods ended September 30, 2009 and 2008 was determined using the following weighted-average assumptions as of the grant dates. There were no options granted during the three month periods ended September 30, 2009 or 2008.

	Nine months ended
	September 30,
	2009	2008

Risk-free interest rate	1.64%	2.46%
Expected term (years)	7	6
Expected stock price volatility	27%	23%
Dividend yield	3.63%	4.87%

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 — STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the nine months ended September 30, 2009 follows:

	Nine months ended September 30, 2009
			Weighted
			Average
		Weighted	Remaining
		Average Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value

Options outstanding, beginning of period	416,377	$8.47
Granted	800	2.75
Exercised	—	—
Forfeited or expired	(103,166)	10.32

Options outstanding, end of period	314,011	$7.85	6.7	$—

Options exercisable, end of period	214,406	$9.78	5.8	$—

Information related to the stock option Plans during the nine months ended September 30, 2009 and 2008 follows. There were no stock options granted during the three months ended September 30, 2009 or 2008. There were no stock options exercised during the nine months ended September 30, 2009 or 2008.

	Nine months ended
	September 30,
	2009	2008

Weighted average fair value of options granted	$0.49	$0.51
As of September 30, 2009, there was $19 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to five years. There were 1,088,388 shares available to be issued under the Plans at September 30, 2009. There were no shares issued during the nine months ended September 30, 2009, and there were 32,875 shares issued during the nine months ended September 30, 2008.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 — STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2009 follows:

	Nine months ended
	September 30, 2009
		Weighted Average
		Grant-Date Fair
	Shares	Value

Nonvested shares outstanding at beginning of period	49,583	$5.72
Granted	—	—
Vested	(18,900)	6.04
Forfeited	(1,200)	10.42

Nonvested shares outstanding at end of period	29,483	$5.32

As of September 30, 2009, there was $38 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of shares vested during the three and nine months ended September 30, 2009 was $0 and $56, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2008 was $0 and $66, respectively.
NOTE 7 — DERIVATIVE INSTRUMENTS
The Company utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. The Company was party to interest-rate swaps with a combined notional amount of $6,857 at September 30, 2009 and $4,544 at December 31, 2008.
The objective of the interest rate swaps is to protect the related fixed rate commercial real estate loans from changes in fair value due to changes in interest rates. The Company has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges. Accordingly, both instruments are carried at fair value and changes in fair value are reported in current period earnings. The Company currently does not have any derivatives designated as hedges. The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income or other noninterest expense, in the consolidated statements of operations. The cash flows on interest rate swaps are classified the same as the host loan in the consolidated statements of cash flows, and are reflected in cash flows from operations.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 — DERIVATIVE INSTRUMENTS (continued)
The following tables set forth the fair value of derivative instruments at September 30, 2009 and December 31, 2008.

	Fair Values of Asset Derivative Instruments
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments	Location	Fair Value	Location	Fair Value

Yield maintenance provisions (embedded derivatives)	Other assets	$621	Other assets	$929

Total asset derivatives		$621		$929

	Fair Values of Liability Derivative Instruments
	September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet
Derivatives not designated as hedging instruments	Location	Fair Value	Location	Fair Value

Interest-rate swaps	Other liabilities	$621	Other liabilities	$929

Total liability derivatives		$621		$929

The following table sets forth the gain (loss) recognized in income for the three and nine months ended September 30, 2009 and 2008.

	Location of
	gain (loss)
	recognized in	Three months ended		Nine months ended
Derivatives not designated as	income on	September 30,		September 30,
hedging instruments	derivatives	2009	2008	2009	2008

Yield maintenance provisions (embedded derivatives)	Other noninterest income	$122	$137	$(308)	$177
Interest-rate swaps	Other noninterest income	(122)	(137)	308	(177)

Total		$—	$—	$—	$—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 8 — FEDERAL INCOME TAX
In prior years, the Company recorded income tax benefits for net operating loss carryforwards and net benefits for other assets and liabilities that have a carrying amount different from their federal income tax basis. These benefits were recorded as net deferred tax assets. Net deferred tax assets were $1,598 at December 31, 2008. The Company recorded these benefits because it believed they were more likely than not to be realized.
In light of the losses experienced by the Company in the three- and nine-month periods ended September 30, 2009, the Company reassessed the conclusion that the net deferred tax assets recorded at December 31, 2008 were realizable and established a valuation allowance reducing the carrying amount of these assets to zero.
In the nine months ended September 30, 2009, the Company recorded additional tax benefits of $541, largely due to the year-to-date net loss experienced by the Company.
As of September 30, 2009, the Company determined that the tax benefits recorded in 2009 were unlikely to be recognizable as deferred tax assets at the end of the year and so reduced the amount of benefits recorded in the year-to-date period to zero. No income tax expense or benefit is recognized for the current year results of operations.

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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
As a result of the current economic situation, which has included failures of financial institutions, investments in banks and other companies by the United States government, and government-sponsored economic stimulus packages, one area of public and political focus is how and the extent to which financial institutions are or should be regulated by the government. The current economic environment may result in new or revised regulations that could have a material effect on our operations and a material adverse impact on our performance.
The capital, credit and financial markets have experienced significant volatility and disruption for more than a year. These conditions have had significant adverse effects on our national and local economies, including declining real estate values; a widespread tightening in the availability of credit; illiquidity in certain securities markets; increasing loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; declining consumer confidence and spending; significant write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. These conditions have also had significant impacts on the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions on the Company could include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; declines in the value of our securities portfolio; increases in our cost of funds due to continued aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock.
In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 in response to the impact of the volatility and disruption in the credit and capital markets on the financial sector. The U.S. Department of the Treasury and federal banking regulators continue to implement programs under this and other legislation that are intended to address these conditions and the asset quality, capital and liquidity issues they have caused for certain financial institutions and to improve the general availability of credit for consumers and businesses. Additionally, in February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that these acts or the programs that are implemented under them will achieve their intended purposes. If they fail to achieve some or all of those purposes, economic and market conditions could continue to worsen, which could adversely affect our performance and/or the trading price of our common stock.
Other than discussed above and noted in the following narrative, we are not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. We are not aware of any current recommendations by regulators which would have a material effect on us if implemented, except as described above.
Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations. This review should be read in conjunction with our consolidated financial statements and related notes.
Financial Condition
General. Assets totaled $280.4 million at September 30, 2009 and increased $2.6 million, or 1.0%, from $277.8 million at December 31, 2008. The increase in assets was due to growth in cash and cash equivalents and an increase in loans held for sale, partially offset by a decline in the deferred tax asset.
Cash and cash equivalents. Cash and cash equivalents totaled $9.4 million at September 30, 2009 and increased $5.2 million, from $4.2 million at December 31, 2008. The increase was primarily due to increased holdings in overnight investments at September 30, 2009. The Company expects to maintain these holdings for liquidity purposes.
Securities. Securities available for sale totaled $22.8 million at September 30, 2009, and decreased $730,000, or 3.1%, compared to $23.6 million at December 31, 2008 due to scheduled maturities and repayments during the period in excess of purchases.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Loans. Net loans totaled $233.9 million at September 30, 2009 and December 31, 2008. During the nine months ended September 30, 2009, single-family mortgage loan balances increased $1.6 million, or 5.6%, due to increased portfolio loan originations during the period. Consumer loans increased $980,000, or 3.7% primarily due to the purchase of a $2.2 million auto loan portfolio. The increase in single-family mortgage and consumer loan balances was offset by a $1.1 million decline in commercial, commercial real estate and multi-family loan balances and a $1.5 million increase in the allowance for loan losses. The $1.1 million decrease in commercial, commercial real estate and multi-family loans was due to loan payoffs, repayments and charge-offs in excess of originations, which totaled $26.8 million during the nine months ended September 30, 2009.
Allowance for loan losses. The allowance for loan losses (ALLL) totaled $4,619 at September 30, 2009 and increased $1,500, or 48.1%, from $3,119 at December 30, 2008. The increase was primarily due to a $3.5 million write-off of a single commercial loan balance during the quarter ended September 30, 2009, continued adverse economic conditions affecting loan performance, and an increase in nonperforming loans and loan charge-offs. The ratio of the ALLL to total loans totaled 1.94% at September 30, 2009, compared to 1.32% at December 31, 2008.
Management analyzes the adequacy of the ALLL regularly through reviews of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic conditions and trends; and other factors that warrant recognition in providing for an adequate ALLL.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for current factors.
A loan is impaired when full payment under the loan terms is not expected. Commercial, multi-family residential and commercial real estate loans over $500 are individually evaluated for impairment when 90 days delinquent, or earlier than 90 days delinquent if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. If a loan is determined to be impaired, the loan is evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. During the quarter ended September 30, 2009, management updated its methodology for calculating the general component of the ALLL to improve the analysis of historical loss rates. Given the short nature of CFBank’s commercial, commercial real estate and multi-family residential real estate loan history, and the current economic environment, the new methodology improves management’s ability to estimate probable incurred credit losses in the portfolio. The general ALLL is calculated based on CFBank’s loan balances and actual historical payment default rates. For loans with no actual payment default history, industry estimates of payment default rates are applied based on loan type and the state where the collateral is located. Results are then scaled based on CFBank’s internal loan risk ratings, and industry loss rates are applied based on loan type. Industry information is modified based on management’s judgment regarding items specific to CFBank, and primarily include the level and trend of past due and nonaccrual loans and the current economic outlook.
Industry information is adjusted by comparing the historical payment default rates (bank and industry) against the current rate of payment default to determine if the current level is high or low to history, or rising or falling in light of the current economic outlook. The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time. CFBank has experienced an increasing trend in past due, nonaccrual and classified loans, and the industry information was adjusted to reflect CFBank’s portfolio performance, as well as a continued adverse economic outlook.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2009; however, future additions to the allowance may be necessary based on factors such as deterioration in client business performance, slow economic conditions, declines in cash flows and market conditions which result in lower real estate values. Various regulatory agencies, as an integral part of the examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based upon information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses would occur if economic conditions and factors which affect credit quality continue to worsen or do not improve.
Deposits. Deposits totaled $215.9 million at September 30, 2009 and increased $8.3 million, or 4.0%, from $207.6 million at December 31, 2008. The increase in deposits was due to a $20.8 million increase in money market deposit account balances, a $1.9 million increase in non-interest bearing checking accounts, and a $230,000 increase in savings accounts. The increase in money market, non-interest bearing checking and savings account balances was offset by a $14.4 million decrease in certificates of deposit account balances and a $295,000 decrease in interest bearing checking accounts. The decrease in certificate of deposit account balances included the maturity of $9.5 million in brokered deposit accounts that were not renewed, and a $7.9 million decline in Certificate of Deposit Account Registry Service ® (CDARS) balances. CFBank’s participation in the CDARS program provides CFBank customers the ability to obtain full Federal Deposit Insurance Corporation (FDIC) insurance on deposits of up to $50 million placed through the program.
CFBank is a participant in the FDIC’s Transaction Account Guarantee Program (TAGP). Under that program, through June 10, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.
FHLB advances. FHLB advances totaled $30.9 million at September 30, 2009 and increased $1.9 million, or 6.5%, from $29.1 million at December 31, 2008. FHLB advances are used as part of the Company’s asset liability management program, and the increase reflects management’s decision in 2009 to extend the terms of these borrowings to take advantage of low current market interest rates.
Stockholders’ equity. Stockholders’ equity totaled $25.4 million at September 30, 2009 and decreased $7.7 million, or 23.2%, from $33.1 million at December 31, 2008 due to the net loss and preferred stock dividends for the nine months ended September 30, 2009, partially offset by an increase in the market value of the securities portfolio.
Comparison of the Results of Operations for the Three Months Ended September 30, 2009 and 2008
General. Net loss totaled $6.7 million for the quarter ended September 30, 2009, compared to net income of $285,000 for the quarter ended September 30, 2008. The net loss for the quarter ended September 30, 2009 was substantially due to a $4.8 million provision for loan losses and $3.8 million valuation allowance related to the deferred tax asset.
The $4.8 million provision for loan losses was recorded in response to adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs. Net loan charge-offs totaled $4.1 million during the quarter ended September 30, 2009, and included $3.5 million related to the deterioration in financial condition of a significant commercial loan customer. The net loan charge-offs reduced the Company’s near term estimates of future taxable income and the amount of the deferred tax asset primarily related to net operating loss carryforwards considered realizable. The Company recorded a $3.8 million valuation allowance to reduce the carrying amount of the deferred tax asset to zero at September 30, 2009.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income. Net interest income decreased $141,000, or 6.2%, and totaled $2.1 million for the third quarter of 2009, compared to $2.3 million for the third quarter of 2008. Average interest-earning assets increased $12.2 million in the third quarter of 2009, compared to the third quarter of 2008, and included $7.2 million in funds received through the U.S. Department of the Treasury’s Capital Purchase Program (CPP). The average yield on interest-earning assets decreased to 5.20% in the third quarter of 2009, compared to 6.36% in the third quarter of 2008, due to a decline in market interest rates and an increase in nonperforming loans. The decline in the average yield on interest-earning assets resulted in a 14.8% decrease in total interest income. The average cost of interest-bearing liabilities also decreased, to 2.36% in the third quarter of 2009, from 3.17% in the third quarter of 2008, due to a decline in market interest rates. The decrease in the average cost of interest-bearing liabilities resulted in a 25.1% decrease in total interest expense. Net interest margin totaled 3.12% in the third quarter of 2009, compared to 3.47% in the third quarter of 2008.
Interest income. Interest income decreased $616,000, or 14.8%, to $3.6 million in the third quarter of 2009, compared to $4.2 million in the third quarter of 2008. The decrease in interest income was largely due to a decrease in income on loans and securities. Interest income on loans declined $576,000, or 15.1%, to $3.2 million in the third quarter of 2009, from $3.8 million in the third quarter of 2008. The decrease in income on loans was due to a decline in the average yield on loans, partially offset by an increase in the average balance of loans. The average yield on loans decreased 100 basis points (bp) to 5.51% in the third quarter of 2009, from 6.51% in the third quarter of 2008. The decline in yield on loans was due to the origination of new loans at lower market interest rates, lower reset rates on existing adjustable rate loans, and an increase in nonperforming loans. The average balance of loans outstanding increased $769,000, or .3%, to $235.0 million in the third quarter of 2009, from $234.2 million in the third quarter of 2008. Interest income on securities decreased $46,000, or 14.2%, to $278,000 for the third quarter of 2009, from $324,000 in the third quarter of 2008. The decrease in income on securities was due to a decrease in both the average yield and average balance of securities. The average yield on securities decreased 16 bp to 4.95% in the third quarter of 2009, from 5.11% in the third quarter of 2008. The decrease in the average yield on securities was due to securities purchases at lower market interest rates in the current period. The average balance of securities decreased $2.2 million, or 8.8%, to $23.3 million in the third quarter of 2009, from $25.5 million in the third quarter of 2008. The decrease in the average balance of securities was due to current period securities maturities and repayments in excess of purchases.
Interest expense. Interest expense decreased $475,000, or 25.1%, to $1.4 million for the third quarter of 2009, compared to $1.9 million in the third quarter of 2008. The decrease in interest expense resulted from lower deposit and borrowing costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits. Interest expense on deposits decreased $350,000, or 23.7%, to $1.1 million in the third quarter of 2009, from $1.5 million in the third quarter of 2008. The decrease in interest expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 86 bp to 2.23% in the third quarter of 2009, from 3.09% in the third quarter of 2008, due to lower market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances increased $11.3 million, or 5.9%, to $202.1 million in the third quarter of 2009, from $190.8 million in the third quarter of 2008. The increase in average deposit balances was predominantly due to growth in money market and checking account balances partially offset by a decrease in certificate of deposit account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $125,000, or 29.8%, to $295,000 in the third quarter of 2009, from $420,000 in the third quarter of 2008. The decrease in expense on FHLB advances and other debt, including subordinated debentures, was due to a decrease in the cost of these funds and a decrease in the related average balances. The average cost of borrowings decreased 40 bp to 3.10% in the third quarter of 2009, from 3.50% in the third quarter of 2008. The decrease in borrowing cost was due to lower market interest rates in the current year period. Average balances on FHLB advances and other debt, including subordinated debentures, decreased $10.0 million, or 20.7%, to $38.1 million in the third quarter of 2009, from $48.1 million in the third quarter of 2008. The decrease in the average balance was primarily due to repayment of FHLB advances with funds from the growth in deposits and cash flows from the securities portfolio.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for loan losses. Provisions for loan losses are based on management’s estimate of probable incurred credit losses in the loan portfolio and the resultant ALLL required, as described previously. The provision totaled $4.8 million for the three months ended September 30, 2009, compared to $183,000 for the three months ended September 30, 2008. The increase in the provision for loan losses in the current year period was due to a $3.5 million write-off of a single commercial loan balance during the quarter ended September 30, 2009, and continued adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs.
Nonperforming loans, which are nonaccrual loans and loans 90 days past due still accruing interest, increased $9.9 million and totaled $12.3 million, or 5.14% of total loans, at September 30, 2009, compared to $2.4 million, or 1.02% of total loans, at December 31, 2008. The increase in nonperforming loans was primarily related to deterioration in the commercial real estate and home equity lines of credit portfolios. At September 30, 2009, nonperforming loans included 10 commercial real estate loans totaling $8.0 million, 2 multi-family loans totaling $2.0 million, 3 commercial loans totaling $570,000, 6 home equity lines of credit totaling $1.4 million, 5 single-family mortgage loans totaling $296,000 and 1 consumer loan totaling $26,000.
Individually impaired loans, which are included in nonperforming loans, totaled $11.2 million at September 30, 2009, compared to $2.3 million at December 31, 2008. The amount of the ALLL specifically allocated to individually impaired loans totaled $1.3 million at September 30, 2009, compared to $514,000 at December 31, 2008.
Net charge-offs totaled $4.1 million, or 7.04% of average loans on an annualized basis, during the three months ended September 30, 2009, compared to net charge-offs of $85,000, or 0.15% of average loans on an annualized basis, during the three months ended September 30, 2008. Net charge-offs during the three months ended September 30, 2009 included $3.6 million in commercial loans, including $3.5 million related to one borrower; $328,000 in commercial real estate loans; $65,000 in home equity lines of credit; $99,000 in single-family mortgage loans; and $9,000 in other consumer loans. Net charge-offs during the three months ended September 30, 2008 related primarily to home equity lines of credit.
Noninterest income. Noninterest income increased $137,000, or 77.8%, and totaled $313,000 for the quarter ended September 30, 2009, compared to $176,000 for the quarter ended September 30, 2008. The increase in noninterest income was due to a $137,000 increase in net gains on sales of loans. The increase in net gains on sales of loans was a result of an increase in mortgage loans originated for sale, from $5.8 million during the third quarter of 2008 to $18.2 million during the third quarter of 2009, and a positive change in CFBank’s internal pricing policies.
The increase in mortgage loan production was due to low mortgage interest rates which resulted from the Federal Reserve Board reducing rates to historically low levels in the fourth quarter of 2008, and management’s decision during 2008 to increase CFBank’s staff of professional mortgage loan originators, who have been successful in increasing this business despite the current depressed condition of the housing market. The increase in mortgage loans originated for sale did not result in a decline in the Bank’s mortgage portfolio, which increased $1.6 million during the nine months ended September 30, 2009.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest expense. Noninterest expense for the quarter ended September 30, 2009 increased $195,000, or 10.5%, and totaled $2.1 million, compared to $1.9 million for the quarter ended September 30, 2008. The increase in noninterest expense during the three months ended September 30, 2009 was primarily due to an increase in salaries and employee benefits and FDIC premiums. Salaries and employee benefits increased $142,000 during the three months ended September 30, 2009 due to increased staffing levels and salary adjustments compared to the prior year period. FDIC premiums increased $75,000 during the three months ended September 30, 2009 due to higher quarterly assessment rates and increased deposit balances. A one-time FDIC credit issued to CFBank as a result of the Federal Deposit Insurance Reform Act of 2005 reduced premiums in the prior year period.
On November 12, 2009, the FDIC Board of Directors approved a Notice of Proposed Rulemaking they had adopted on September 29, 2009 that will require institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011 and 2012. The assessment will be based on a 5% annual growth rate in deposits from September 30, 2009, and include a 3 basis point increase in the assessment rate beginning in 2011. The Company estimates that the prepaid assessment due on December 31, 2009 will be approximately $1.4 million, and will be expensed over the coverage period.
The ratio of noninterest expense to average assets was 2.85% for the quarter ended September 30, 2009, compared to 2.66% for the quarter ended September 30, 2008. The efficiency ratio was 84.21% for the quarter ended September 30, 2009, compared to 76.42% for quarter ended September 30, 2008. The increase in both ratios was a result of the increase in noninterest expense.
Income taxes. Income tax expense for the three months ended September 30, 2009 totaled $2.3 million compared to $117,000 for the prior year period. The increase in the income tax expense was due to a $3.8 million valuation allowance against the deferred tax asset, discussed previously.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2009 and 2008
General. Net loss totaled $7.7 million for the nine months ended September 30, 2009, compared to net income of $633,000 for the nine months ended September 30, 2008. The net loss for the nine months ended September 30, 2009 was substantially due to a $6.7 million provision for loan losses and $3.8 million valuation allowance related to the deferred tax asset.
The $6.7 million provision for loan losses was recorded in response to adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs. Net loan charge-offs totaled $5.1 million during the nine months ended September 30, 2009, and included $3.5 million related to the deterioration in financial condition of a significant commercial loan customer. The net loan charge-offs reduced the Company’s near term estimates of future taxable income and the amount of the deferred tax asset primarily related to net operating loss carryforwards considered realizable. The Company recorded a $3.8 million valuation allowance to reduce the carrying amount of the deferred tax asset to zero at September 30, 2009.
Net interest income. Net interest income decreased $271,000, or 4.1%, and totaled $6.3 million for the nine months ended September 30, 2009 compared to $6.5 million for the nine months ended September 30, 2008. Average interest-earning assets increased $13.3 million for the nine months ended September 30, 2009 compared to the same period in 2008, and included $7.2 million in CPP proceeds, as previously discussed. The average yield on interest-earning assets decreased to 5.35% for the nine months ended September 30, 2009, compared to 6.49% for the same period in 2008, due to a decline in market interest rates, an increase in nonperforming loans, and investment of the CPP funds in short-term investments prior to contributing them as capital to CFBank in September 2009. The decline in the average yield on interest-earning assets resulted in a 13.5% decrease in total interest income. The average cost of interest-bearing liabilities also decreased, to 2.60% for the nine months ended September 30, 2009, from 3.44% in the same period in 2008, due to a decline in market interest rates. The decrease in the average cost of interest-bearing liabilities resulted in a 23.5% decrease in total interest expense. Net interest margin totaled 3.07% in the nine months ended September 30, 2009, compared to 3.36% in the same period in 2008.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income. Interest income decreased $1.7 million, or 13.5%, to $10.9 million for the nine months ended September 30, 2009, compared to $12.6 million for the nine months ended September 30, 2008. The decrease in interest income was due to a decrease in income on loans and securities. Interest income on loans decreased $1.5 million, or 13.6%, to $10.0 million for the nine months ended September 30, 2009, from $11.5 million in the nine months ended September 30, 2008. The decrease in income on loans was due to a decline in the average yield on loan partially offset by an increase in the average balance of loans outstanding. The average yield on loans decreased 105 bp to 5.61% in the nine months ended September 30, 2009, from 6.66% in the nine months ended September 30, 2008. The decline in yield was due to origination of new loans at lower market interest rates, lower reset rates on existing adjustable rate loans, and an increase in nonperforming loans. The average balance of loans outstanding increased $6.0 million, or 2.6%, to $236.8 million for the nine months ended September 30, 2009, compared to $230.8 million for the nine months ended September 30, 2008. Interest income on securities decreased $154,000, or 15.1%, to $863,000 for the nine months ended September 30, 2009, from $1.0 million for the nine months ended September 30, 2008. The decrease in income was primarily due to a decline in the average balance of securities, slightly offset by an increase in the average yield on the portfolio. The average balance of securities decreased $3.6 million, or 13.6%, to $23.0 million for the nine months ended September 30, 2009, from $26.6 million for the nine months ended September 30, 2008. The decrease in the average balance of securities was due to current period securities maturities and repayments in excess of purchases. The average yield on securities increased 2 bp to 5.19% for the nine months ended September 30, 2009, from 5.17% for the nine months ended September 30, 2008.
Interest expense. Interest expense decreased $1.4 million, or 23.5%, to $4.6 million for the nine months ended September 30, 2009, compared to $6.1 million for the nine months ended September 30, 2008. The decrease in interest expense resulted from lower deposit and borrowing costs and a decrease in the average balance of borrowings, partially offset by an increase in the average balance of deposits. Interest expense on deposits decreased $1.0 million, or 21.1%, to $3.7 million for the nine months ended September 30, 2009, from $4.7 million for the nine months ended September 30, 2008. The decrease in interest expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 94 bp to 2.46% in the nine months ended September 30, 2009, from 3.40% in the nine months ended September 30, 2008, due to lower market interest rates and reduced deposit pricing in the current year period. Average deposit balances increased $17.0 million, or 9.2%, to $201.1 million for the nine months ended September 30, 2009, from $184.1 million for the nine months ended September 30, 2008. The increase in average deposit balances was due to growth in money market and checking account balances, partially offset by a decrease in certificate of deposit account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $436,000 to $955,000 for the nine months ended September 30, 2009, from $1.4 million for the nine months ended September 30, 2008. The decrease in interest expense on FHLB advances and other debt, including subordinated debentures, was due to a decrease in the average cost of borrowings and the average balance of FHLB advances. The average cost of borrowings, including subordinated debentures, declined 21 bp to 3.38% in the nine months ended September 30, 2009, from 3.59% in the nine months ended September 30, 2008. The decrease in cost of borrowings was the result of lower market interest rates in the current year period. The average balance of FHLB advances decreased $14.0 million, or 30.1%, to $32.5 million for the nine months ended September 30, 2009, from $46.5 million for the nine months ended September 30, 2008. The decrease in the average balance was primarily due to repayment of FHLB advances with funds from the growth in deposits and cash flows from the securities portfolio.
Provision for loan losses. The provision for loan losses totaled $6.7 million for the nine months ended September 30, 2009, compared to $667,000 for the nine months ended September 30, 2008. The increase in the provision for loan losses in the current year period was due to a $3.5 million write-off of a single commercial loan balance during the quarter ended September 30, 2009, and continued adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs, as previously discussed.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net charge-offs totaled $5.1 million, or 2.92% of average loans on an annualized basis, during the nine months ended September 30, 2009, compared to net charge-offs of $306,000, or 0.18% of average loans on an annualized basis, during the nine months ended September 30, 2008. Net charge-offs during the nine months ended September 30, 2009 included $3.8 million in commercial loans, including $3.5 million related to one borrower; $972,000 in commercial real estate loans; $207,000 in home equity lines of credit; $162,000 in single-family mortgage loans; and $3 in other consumer loans. Net charge-offs during the nine months ended September 30, 2008 related primarily to home equity lines of credit.
Noninterest income. Noninterest income increased $316,000, or 54.1%, and totaled $900,000 for the nine months ended September 30, 2009, compared to $584,000 for the nine months ended September 30, 2008. The increase in noninterest income was primarily due to a $371,000 increase in net gains on sales of loans offset by a decrease in net gains on sale of securities. The increase in net gains on sales of loans was a result of increased mortgage loans originated for sale, from $21.7 million during the nine month ended September 30, 2008, to $51.7 million during the nine months ended September 30, 2009. Prior year period net gains on sale of securities totaled $54,000 and included a $23,000 gain recognized on the redemption of VISA, Inc. shares in the first quarter of 2008.
Noninterest expense. Noninterest expense for the nine months ended September 30, 2009 increased $845,000, or 15.2%, and totaled $6.4 million, compared to $5.6 million for the nine months ended September 30, 2008. The increase in noninterest expense during the nine months ended September 30, 2009 was primarily due to an increase in salaries and employee benefits, FDIC premiums and professional fees. Salaries and employee benefits increased $240,000 due to increased staffing levels and salary adjustments compared to the prior year period. FDIC premiums increased $398,000 due to higher quarterly assessment rates, an increase in deposit balances, and a $128,000 special assessment to restore the reserve ratio of the Deposit Insurance Fund (DIF), as announced on May 22, 2009 by the FDIC Board of Directors. A one-time FDIC credit issued to CFBank as a result of the Federal Deposit Insurance Reform Act of 2005 reduced premiums in the prior year periods. Professional fees increased $269,000 due to legal and accounting fees related to the investigation of certain deposit accounts associated with a third party payment processor, which are no longer active, and legal fees related to nonperforming loans and regulatory filings.
The ratio of noninterest expense to average assets was 2.96% for the nine months ended September 30, 2009, compared to 2.68% for the nine months ended September 30, 2008. The efficiency ratio was 89.62% for the nine months ended September 30, 2009, compared to 78.91% for nine months ended September 30, 2008. The increase in both ratios was a result of the increase in noninterest expense.
Income taxes. Income tax expense for the nine months ended September 30, 2009 totaled $1.8 million, compared to $244,000 for the prior year period. The increase in the income tax expense was due to a $3.8 million valuation allowance against the deferred tax asset, discussed previously.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
We have identified accounting policies that are critical accounting policies, and an understanding of these is necessary to understand our financial statements. One critical accounting policy relates to determining the adequacy of the ALLL. The ALLL Policy provides a thorough, disciplined and consistently applied process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management estimates the required allowance balance using historical loan loss experience; the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic conditions and trends; and other factors. Management believes that an adequate ALLL has been established. Additional information regarding this policy is included in the previous section captioned “Allowance for loan losses” and in Notes 1 and 3 to the consolidated financial statements in our 2008 Annual Report to Stockholders incorporated by reference into our 2008 Annual Report on Form 10-K.
Another critical accounting policy relates to valuation of the deferred tax asset for net operating losses. At year-end 2008, the Company had net operating loss carryforwards of approximately $2.9 million which expire at various dates from 2024 to 2028. The net loan charge-offs during quarter ended September 30, 2009, which totaled $4.1 million, and the declining margin associated with the increase in nonperforming loans, significantly reduced the Company’s near term estimates of future taxable income and the amount of the deferred tax asset primarily related to net operating loss carryforwards considered realizable. As a result, a $3.8 million valuation allowance was recorded to reduce the carrying amount of the deferred tax asset to zero at September 30, 2009. Additional information is included in the previous section captioned “Comparison of the Results of Operations for the Three Months Ended September 30, 2009 and 2008 — General” and in Notes 1 and 12 to the consolidated financial statements in our 2008 Annual Report to Stockholders incorporated by reference into our 2008 Annual Report on Form 10-K.
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
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the Federal Reserve Bank of Cleveland (FRB), lines of credit with commercial banks, use of brokered deposits, the ability to obtain deposits by offering above-market interest rates, CFBank’s participation in the CDARS program, and the FDIC’s TAGP as previously discussed in the section captioned “Deposits.” At September 30, 2009, CFBank had unused borrowing capacity with the FHLB, the FRB, and under its lines of credit aggregating $47.1 million.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
CFBank relies primarily on competitive rates, customer service and relationships with customers to retain deposits. Based on our historical experience with deposit retention and current retention strategies, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of deposits will remain with CFBank.
At September 30, 2009, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $26.3 million, or 9.5% of adjusted total assets, which exceeds the required level of $13.9 million, or 5.0%; Tier 1 risk-based capital level of $26.3 million, or 11.4% of risk-weighted assets, which exceeds the required level of $13.8 million, or 6.0%; and total risk-based capital of $29.2 million, or 12.7% of risk-weighted assets, which exceeds the required level of $23.1 million, or 10.0%.

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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the third quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information

Item 6.	Exhibits.
See Exhibit Index at page 39 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: November 16, 2009	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: November 16, 2009	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1
Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

3.2
Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315, filed with the Commission on October 28, 2005)

3.3
Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008)

3.4
Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009)

4.1
Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

4.2
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

4.3
Warrant, dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer