Form 10-K
period 2009-12-31
CENTRAL FEDERAL CORP
filed 2010-03-29
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-25045
CENTRAL FEDERAL CORPORATION.
(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	34-1877137 (I.R.S. Employer Identification No.)

2923 Smith Road, Fairlawn, Ohio (Address of Principal Executive Offices)	44333 (Zip Code)
(330) 666-7979
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share (Title of Class)	Nasdaq® Capital Market (Name of Exchange on which Registered)
Securities registered pursuant to Section 12(g) of the Exchange Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act YES ☐ NO ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act YES ☐ NO ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) YES ☑ NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2009 was $9.5 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.
As of March 15, 2010, there were 4,099,587 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Rule 14a-3(b) Annual Report to Stockholders for its fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the Commission) on or about March 29, 2010, and its Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on May 20, 2010, which will be filed with the Commission on or about April 5, 2010, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements
Statements in this Form 10-K that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the Company, as defined below, or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:
•
changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

•	changes in interest rates that may reduce net interest margin and impact funding sources;
•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;
•	changes in tax laws, rules and regulations;
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
Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. We caution you however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

PART I

Item 1.	Business.
General
Central Federal Corporation (the Holding Company), which was formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank is a community-oriented savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the OTS. Reserve Mortgage Services, Inc. (Reserve), a wholly owned subsidiary of CFBank from October 2004 until May 12, 2005 when it was merged into CFBank, was acquired in October 2004 to expand CFBank’s mortgage services business. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Holding Company, was formed in 2003 to raise additional funding for the Company. The Company is not considered the primary beneficiary of this trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Ghent Road, Inc., a wholly owned subsidiary of the Holding Company, was formed in 2006 and owns land adjacent to CFBank’s Fairlawn, Ohio office. Smith Ghent LLC, a wholly owned subsidiary of the Holding Company owns the office building and land in Fairlawn which is leased to CFBank. The Holding Company previously was a one-third owner in Smith Ghent LLC, and acquired the remaining two-thirds interest on October 6, 2009. Currently, we do not transact any material business other than through CFBank. At December 31, 2009, assets totaled $273.7 million and stockholders’ equity totaled $23.2 million.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of online internet banking, remote deposit, corporate cash management and telephone banking. We attract retail and business deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. We also invest in consumer loans, construction and land loans and securities. In 2003, we began originating more commercial, commercial real estate and multi-family mortgage loans than in the past as part of our expansion into business financial services. The majority of our customers are consumers, small businesses and small business owners. Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. Our primary sources of funds are retail and business deposit accounts and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances, other borrowings and proceeds from the sale of loans. Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio. We originate commercial and conventional real estate loans and business loans primarily throughout Ohio.
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

Lending Activities
Loan Portfolio Composition. The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans and, to a lesser degree, mortgage loans secured by single-family residences and consumer loans. At December 31, 2009, gross loans receivable totaled $238.5 million. Commercial, commercial real estate and multi-family mortgage loans totaled $181.8 million and represented 76.2% of the gross loan portfolio at December 31, 2009 compared to 76.7% of the gross loan portfolio at December 31, 2008 and 74.6% at December 31, 2007. The slight decrease in the percentage of commercial, commercial real estate and multi-family mortgage loans in the portfolio during the current year was due to management’s decision to reduce the origination of loans to reflect the uncertainty with the economy and to prudently manage the Company’s capital. Portfolio single-family residential mortgage loans totaled $30.6 million and represented 12.9% of total gross loans at year-end 2009, compared to 12.2% of total gross loans at year-end 2008 and 13.3% at year-end 2007. The remainder of the portfolio consisted of consumer loans, which totaled $26.0 million, or 10.9% of gross loans receivable at year-end 2009.
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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$30,636	12.85%	$28,884	12.16%	$31,082	13.31%	$30,209	16.15%	$23,627	18.81%
Multi-family	37,732	15.82%	41,495	17.48%	43,789	18.75%	47,247	25.25%	30,206	24.04%
Commercial real estate	101,350	42.49%	99,652	41.98%	95,088	40.71%	47,474	25.37%	25,937	20.64%

Total real estate mortgage loans	169,718	71.16%	170,031	71.62%	169,959	72.77%	124,930	66.77%	79,770	63.49%

Consumer loans:
Home equity loans	1,159	0.49%	631	0.27%	604	0.26%	865	0.46%	734	0.58%
Home equity lines of credit	18,938	7.94%	19,708	8.30%	18,726	8.02%	22,148	11.84%	23,852	18.98%
Automobile	4,898	2.05%	5,084	2.14%	7,957	3.41%	6,448	3.45%	4,237	3.37%
Other	1,035	0.43%	1,006	0.42%	961	0.41%	785	0.42%	717	0.57%

Total consumer loans	26,030	10.91%	26,429	11.13%	28,248	12.10%	30,246	16.17%	29,540	23.50%

Commercial loans	42,755	17.93%	40,945	17.25%	35,334	15.13%	31,913	17.06%	16,347	13.01%

Total loans receivable	238,503	100.00%	237,405	100.00%	233,541	100.00%	187,089	100.00%	125,657	100.00%

Less:
Net deferred loan fees	(308)		(364)		(382)		(285)		(136)
Allowance for loan losses	(7,090)		(3,119)		(2,684)		(2,109)		(1,495)

Loans receivable, net	$231,105		$233,922		$230,475		$184,695		$124,026

Single-family residential real estate loans include $1,064, $180, $1,445, $429, and $1,027 in construction loans at year-end 2009, 2008, 2007, 2006, and 2005, respectively.
Commercial real estate loans include $4,759, $2,872, $4,739, $3,788, and $439 in construction loans at year-end 2009, 2008, 2007, 2006 and 2005, respectively.
Multi-family real estate loans include $237 in construction loans at year-end 2006.

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2009. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2009
	Real Estate
	Mortgage	Consumer	Commercial	Total Loans
	Loans(1)	Loans	Loans	Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$16,582	$5,080	$27,374	$49,036

After one year:
More than one year to three years	29,265	3,231	3,873	36,369
More than three years to five years	16,604	2,236	4,860	23,700
More than five years to 10 years	73,428	1,397	5,680	80,505
More than 10 years to 15 years	9,830	2,725	898	13,453
More than 15 years	24,009	11,361	70	35,440

Total due after 2010	153,136	20,950	15,381	189,467

Total amount due	$169,718	$26,030	$42,755	$238,503

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans.
The following table sets forth at December 31, 2009, the dollar amount of total loans receivable contractually due after December 31, 2010, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2010
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate mortgage loans(1)	$63,114	$90,022	$153,136
Consumer loans	6,023	14,927	20,950
Commercial loans	4,761	10,620	15,381

Total loans	$73,898	$115,569	$189,467

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans.
Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans to take advantage of opportunities for expansion into business financial services and growth in the Fairlawn and Columbus, Ohio, markets.
CFBank participates in various loan programs offered by the Small Business Administration (SBA) enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. SBA loans totaled $3.0 million at December 31, 2009. Individual loans include SBA guarantees of up to 90%. We also participate in the State of Ohio’s GrowNOW program, which provides small business borrowers with a 3% interest rate reduction on small business loans funded through deposits from the State of Ohio at CFBank. At December 31, 2009, loans outstanding under the GrowNOW program totaled $2.2 million.

Commercial, commercial real estate and multi-family loans are predominantly adjustable rate loans, although we offer both fixed rate and adjustable rate loans. Fixed rates are generally limited to three to five years. CFBank also accommodates borrowers who desire fixed rate loans for longer than three to five years by utilizing interest rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 18 to the Consolidated Financial Statements.
A majority of our single-family mortgage loan originations are fixed-rate loans. Current originations of long-term fixed-rate single-family mortgages are generally sold rather than retained in portfolio in order to minimize investment in long-term, fixed-rate assets that have the potential to expose the Company to long-term interest rate risk. Although we currently expect that most of the long-term fixed-rate mortgage loan originations will continue to be sold, primarily on a servicing-released basis, a portion of the loans may be retained for portfolio within our interest rate risk and profitability guidelines.
Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are obtained from our loan officers and their contacts with the local real estate industry, existing or past customers, members of the local communities, and to a lesser extent through telemarketing and purchased leads. We offer both fixed-rate and adjustable-rate mortgage (ARM) loans with maturities up to 30 years, priced competitively with current market rates. We offer several ARM loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans.
The volume and types of single-family ARM loan originations are affected by market factors such as the level of interest rates, consumer preferences, competition and the availability of funds. In recent years, demand for single-family ARM loans has been weak due to consumer preference for fixed-rate loans as a result of the low interest rate environment. Consequently, our origination of ARM loans on single-family residential properties has not been significant as compared to our origination of fixed-rate loans.
We currently sell a significant number of the single-family mortgage loans that we originate, substantially all of which are sold on a servicing released basis. All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten directly by the investor. A high volume of residential mortgage originations is a key component for profitability. For the year ended December 31, 2009, single-family mortgage loans originated for sale totaled $66.0 million, and increased $39.0 million, or 144.4%, compared to $27.0 million in 2008. The increase in mortgage loan production was due to low mortgage interest rates in 2009, which resulted from the Federal Reserve Board reducing interest rates to historically low levels in the fourth quarter of 2008, and management’s decision to increase CFBank’s staff of professional mortgage loan originators, who have been successful in increasing this business despite the depressed condition of the housing market. The volume of refinance activity, which is very sensitive to long-term interest rates, may be a significant factor that impacts the level of residential originations in 2010. If market mortgage rates increase or the housing market deteriorates further, mortgage production, and resultant gains on sales of loans, could decrease.
At December 31, 2009, portfolio single-family mortgage loans totaled $30.6 million, or 12.9% of total loans. Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85% of the lower of the appraised value or the purchase price of the property securing the loan, and up to 100% of the appraised value of the property if private mortgage insurance is obtained. Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family ARM loans, which totaled $11.9 million, or 38.7% of the single-family mortgage loan portfolio at December 31, 2009, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans. CFBank requires that all ARM loans held in the loan portfolio have payments sufficient to amortize the loan over its term and the loans do not have negative principal amortization.
Commercial and Multi-Family Real Estate Lending. Origination of commercial real estate and multi-family residential mortgage loans has been a significant lending activity since 2003, when we expanded into business financial services in the Fairlawn and Columbus, Ohio, markets. Commercial real estate and multi-family residential mortgage loans totaled $139.1 million, or 58.3% of gross loans at December 31, 2009. We anticipate that commercial real estate and multi-family residential mortgage lending activities may not increase, and may potentially decline in the near term as a result of the recessionary economic conditions which began in 2008 and continued in 2009. Future lending activities are subject to a number of conditions including, but not limited to, the capital position of the CFBank, the general economy, the performance of existing loans and the availability of appropriate funding sources.
We originate commercial real estate loans that are secured by properties used for business purposes, such as manufacturing facilities, office buildings or retail facilities. We also originate multi-family residential mortgage loans that are secured by apartment buildings, condominiums, and multi-family residential houses. Commercial real estate and multi-family residential mortgage loans are secured by properties generally located in our primary market area.
Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 80% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $250,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraisal value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed rates are generally limited to three to five years, at which time they convert to adjustable rate loans. CFBank also accommodates borrowers who desire fixed rate loans for longer than three to five years by utilizing interest rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 18 to the Consolidated Financial Statements. Adjustable rate loans are tied to various market indices and generally adjust at monthly to annual time intervals. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.
Commercial real estate and multi-family residential mortgage loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family properties are dependent on successful operation or management of the properties, repayment of commercial real estate and multi-family loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As with single-family residential mortgage loans, adjustable rate commercial real estate and multi-family loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Additionally, adjustable rate commercial loans generally do not contain periodic and lifetime caps on interest rate changes. We seek to minimize the additional risk presented by adjustable rate commercial real estate and multi-family loans through underwriting criteria that require such loans to be qualified at origination with sufficient debt coverage ratios under increasing interest rate scenarios.

Commercial real estate and multi-family residential mortgage loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Some of our borrowers also have more than one commercial real estate or multi-family residential loan outstanding with us. Additionally, some loans may be collateralized by junior liens. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a single-family residential mortgage loan. We seek to minimize and mitigate these risks through underwriting policies which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio and the financial strength of the property owners and/or guarantors.
Commercial Lending. Origination of commercial loans has been a significant lending activity since 2003, when we expanded into business financial services in the Fairlawn and Columbus, Ohio, markets. Commercial loans totaled $42.8 million, or 17.9% of gross loans, at December 31, 2009. We anticipate that lending activities may not increase, and may potentially decline in the near term as a result of the recessionary economic conditions which began in 2008 and continued in 2009. Future lending activities are subject to a number of conditions including, but not limited to, the capital position of the CFBank, the general economy, the performance of existing loans and the availability of appropriate funding sources.
We make commercial loans primarily to businesses. Those loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed and adjustable rate commercial loans. Fixed rates are generally limited to three to five years. Adjustable rate loans are tied to various market indices and generally adjust at monthly to annual time intervals.
Commercial loans are generally considered to involve a greater degree of risk than loans secured by real estate. Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. We seek to minimize and mitigate these risks through underwriting policies which require such loans to be qualified at origination on the basis of the enterprise’s income and debt coverage ratio and the financial strength of the business owners and/or guarantors.
Adjustable rate commercial loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Additionally, adjustable rate commercial loans generally do not contain periodic and lifetime caps on interest rate changes. We seek to minimize the additional risk presented by adjustable rate commercial loans through underwriting criteria that require such loans to be qualified at origination with sufficient debt coverage ratios under increasing interest rate scenarios.
Construction and Land Lending. To a lesser extent, we originate construction and land development loans in our primary market areas. Construction loans are made to finance the construction of residential and commercial properties. Construction loans are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Our policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction. Land development loans are evaluated on an individual basis, but generally they do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. Loans on raw land generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.

Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. Construction loans totaled $5.8 million at December 31, 2009. Land loans totaled $8.8 million at December 31, 2009.
Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home equity and home improvement loans and loans secured by deposits. At December 31, 2009, the consumer loan portfolio totaled $26.0 million, or 10.9% of gross loans receivable.
Home equity lines of credit comprise the majority of consumer loan balances and totaled $18.9 million at December 31, 2009. We offer a variable rate home equity line of credit with rates adjusting monthly at various margins above the prime rate of interest as disclosed in The Wall Street Journal, based on certain factors including the loan balance, election of auto-deduct payment, and the borrower’s FICO® score. The amount of the line is based on the borrower’s credit, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. These lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. These home equity lines of credit are retained in our portfolio.
Auto loan balances primarily represent remaining unpaid amounts on pools of loans purchased in 2005, 2006, 2007, and 2009. We originate a few automobile loans, primarily as a courtesy to our existing customers.
Delinquencies and Classified Assets. The Board of Directors monitors, through management reporting, the status of all loans 30 days or more past due, past due statistics and trends for all loans on a monthly basis. Procedures with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency. In general, we make every effort, consistent with safety and soundness principles, to work with the borrower to have the loan brought current. If the loan is not brought current, it then becomes necessary to take legal action and/or repossess collateral.
We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Internal loan reviews for these loan types are performed annually, and loan officers maintain close contact with borrowers between annual reviews. Adjustments to loan risk ratings are based on the internal annual reviews, or any time loan officers receive information that may affect risk ratings. Additionally, we contract with an outside firm to perform an independent review of commercial, commercial real estate and multi-family residential loans at least annually. Management uses the results of this review to help determine the effectiveness of the existing policies and procedures and to provide an independent assessment of our internal loan risk rating system.
Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets. We have incorporated the OTS internal asset classifications as a part of our credit monitoring system. In accordance with regulations, problem assets are classified as “substandard,” “doubtful” or “loss,” and the classifications are subject to review by the OTS. An asset is considered “substandard” under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered “doubtful” under the regulations has all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets considered “loss” under the regulations are those considered “uncollectible” and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated “special mention” when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of the problem asset categories.

The following table presents information on criticized and classified loans as of December 31, 2009 and 2008. No loans were classified “loss” at either date. The increase in loans classified as “special mention” and “substandard” was primarily related to deterioration in the commercial, multi-family residential, commercial real estate, and home equity lines of credit portfolios due to the continued adverse economic environment that existed in 2009 and its detrimental effect on collateral values and borrowers’ ability to make timely loan payments.

	2009	2008
	(Dollars in thousands)
Special mention
Commercial	$3,892	$535
Multi-family residential real estate	3,143	2,852
Commercial real estate	1,432	1,221
Home equity lines of credit	3,894	—

Total	$12,361	$4,608

Substandard
Commercial	$317	$2,570
Single-family residential real estate	426	63
Multi-family residential real estate	5,671	1,264
Commercial real estate	10,723	877
Home equity lines of credit	1,307	60
Other consumer loans	14	32

Total	$18,458	$4,866

Doubtful
Commercial	$—	$646

All nonaccrual loans, discussed in further detail in the section titled “Nonperforming Assets,” are classified assets and included in the above table. In addition to nonaccrual loans, classified loans include the following loans and loan relationships that were identified as substandard assets and were not nonaccrual at December 31, 2009, but exhibit weaknesses that could lead to nonaccrual status in the future:
•
At December 31, 2009, one commercial loan, totaling $100,000 and secured by business assets of a computer services firm in Fairlawn, was identified as a significant problem loan that is inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged. Payments on this loan are current as of December 31, 2009, and the loan is not nonaccrual at year-end 2009; however, the loan exhibits weaknesses that could lead to nonaccrual classification in the future. As a substandard asset, the loan is characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. In the first quarter of 2010, this loan was refinanced with a loan through the SBA and, as a result, is guaranteed by the SBA to 90%.

•
At December 31, 2009, one multi-family loan, totaling $1.3 million and secured by a townhouse complex in Columbus, Ohio, was identified as a significant problem loan that is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged. A complete documentation review has been performed and the loan is in the active process of being collected. The loan was current at December 31, 2009, and the loan was not nonaccrual at year-end 2009; however, the loan exhibits weaknesses that could lead to nonaccrual classification in the future. As a substandard asset, the loan is characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

•
At December 31, 2009, four commercial real estate loans to related borrowers, totaling $3.9 million, were identified as significant problem loans that are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged. One loan, totaling $1.1 million, is secured by an office building in Columbus, Ohio. One loan, totaling $1.3 million, is secured by a parking garage in Columbus, Ohio. Two loans, totaling $1.5 million, are secured by junior liens on four commercial properties in Columbus, Ohio. The loans are current at December 31, 2009 and were not nonaccrual at year-end 2009; however, the loans exhibit weaknesses that could lead to nonaccrual classification in the future. As substandard assets, the loans are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected.

•
CFBank’s home equity lines of credit portfolio includes both purchased loans and loans we originated for portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Virginia and Florida. The outstanding balance of the purchased home equity lines of credit totaled $4.6 million at December 31, 2009, and $2.8 million, or 61.5%, of the balances, are collateralized by properties in the states referenced above. The collateral values associated with loans in these states have declined from 10% to 25% since these loans were originated in 2005 and 2006. Two of the loans where loan balances exceeded collateral values were nonaccrual at December 31, 2009, and totaled $580,000. We have experienced increased write-offs in the purchased portfolio as the depressed state of the housing market and general economy has continued and, in 2009, three loans totaling $322,000 were written off. We continue to monitor collateral values and borrower FICO® scores and, when the situation warrants, have frozen the lines of credit. Further declines in the value of properties collateralizing these loans may result in additional loan losses.

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining principal balances of the loans rather than the actual payment amounts which are overdue.

	December 31, 2009				December 31, 2008				December 31, 2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	6	$426	—	$—	3	$63	—	$—	5	$332
Multi-family	—	—	8	4,406	—	—	3	1,264	—	—	—	—
Commercial	2	515	15	6,864	1	530	1	347	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	5	1,307	—	—	1	60	—	—	1	146
Automobile	3	18	1	14	1	2	—	—	—	—	1	9
Other	3	4	—	—	1	1	1	32	—	—	—	—
Commercial loans	—	—	1	217	—	—	1	646	—	—	1	1

Total delinquent loans	8	$537	36	$13,234	3	$533	10	$2,412	—	$—	8	$488

Delinquent loans as a percent of total loans		.23%		5.55%		.22%		1.02%		.00%		.21%

The table does not include delinquent loans less than 60 days past due. At December 31, 2009, 2008 and 2007, total loans past due 30 to 59 days totaled $4,000, $1,070, and $333, respectively.

	December 31, 2006				December 31, 2005
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Principal	Number	Principal	Number	Principal	Number	Principal
	of	Balance	of	Balance	of	Balance	of	Balance
	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	5	$288	—	$—	10	$800
Automobile	1	1	1	9	4	30	—	—
Other	—	—	—	—	1	2	—	—
Commercial loans	2	509	—	—	—	—	—	—

Total delinquent loans	3	$510	6	$297	5	$32	10	$800

Delinquent loans as a percent of total loans		.27%		.16%		.03%		.64%

The table does not include delinquent loans less than 60 days past due. At December 31, 2006 and 2005, total loans past due 30 to 59 days totaled $1,533 and $859, respectively.

Nonperforming Assets. The following table contains information regarding nonperforming loans and repossessed assets. CFBank’s policy is to stop accruing interest on loans 90 days or more past due (unless the loan principal and interest are determined by management to be fully secured and in the process of collection) and set up reserves for all previously accrued interest. At December 31, 2009, nonaccrual loans include $1.8 million in troubled debt restructurings. For the year ended December 31, 2009, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $434,000. There was no interest income recognized on nonaccrual loans in 2009. At December 31, 2009, troubled debt restructurings totaled $1.3 million in loans where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected. For the year ended December 31, 2009, the amount of additional interest income that would have been recognized on these troubled debt restructurings, if such loans had continued to perform in accordance with the original contract terms, was approximately $24,000. Interest income recognized on these troubled debt restructurings totaled $24,000 in 2009. There were no properties held as real estate owned (REO) at December 31, 2009.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$426	$63	$235	$288	$800
Multi-family real estate	4,406	1,264	—	—	—
Commercial real estate	6,864	—	—	—	—
Consumer	1,307	92	155	9	—
Commercial	217	646	1	—	—

Total nonaccrual loans	13,220	2,065	391	297	800
Loans past due 90 days or more and still accruing:
Single-family real estate	—	—	97	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	347	—	—	—
Consumer	14	—	—	—	—
Commercial	—	—	—	—	—

Total nonperforming loans(1)	13,234	2,412	488	297	800
REO	—	—	86	—	—
Other repossessed assets	—	—	—	—	—

Total nonperforming assets(2)	$13,234	$2,412	$574	$297	$800

Troubled debt restructurings(3)	1,310	—	—	—	—

Total nonperforming assets and troubled debt restructurings	$14,544	$2,412	$574	$297	$800

Nonperforming loans to total loans	5.56%	1.02%	.21%	.16%	.64%
Nonperforming assets to total assets	4.83%	.87%	.21%	.13%	.46%

(1)	Total nonperforming loans equal nonaccrual loans and loans past due 90 days or more and still accruing.

(2)	Nonperforming assets consist of nonperforming loans and REO.

(3)
Troubled debt restructurings where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The increase in nonperforming loans was primarily related to deterioration in the multi-family residential, commercial real estate, and home equity lines of credit portfolios as a result of the sustained adverse economic conditions and its affect on collateral values and borrowers’ ability to make loan payments.
At December 31, 2009, one commercial loan, totaling $148,000 and secured by business assets of an architectural firm in Columbus, Ohio, was determined to be impaired as it was modified in a troubled debt restructuring in 2009. The loan is not on nonaccrual status at year-end 2009 because the borrower has established a sustained period of repayment performance, the loan is current according to its modified terms, and repayment of the remaining contractual payments is expected.
At December 31, 2009, two commercial real estate loans, totaling $1.2 million and secured by an office complex in Euclid, Ohio, were determined to be impaired as they were modified in a troubled debt restructuring in 2009. The loans are not on nonaccrual status at year-end 2009 because the borrower has established a sustained period of repayment performance, the loans are current according to the modified terms, and repayment of the remaining contractual payments is expected.
Nonperforming home equity lines of credit increased $1.2 million and totaled $1.3 million, or 6.90% of total home equity lines of credit, at December 31, 2009, compared to $60,000, or .30% of total home equity lines of credit, at December 31, 2008. Nonperforming home equity lines of credit included three loans from the purchased portfolio, totaling $778,000, and two loans from the portfolio originated by CFBank, totaling $529,000, at December 31, 2009.
Allowance for Loan Losses (ALLL). The ALLL totaled $7.1 million at December 31, 2009 and increased $4.0 million, or 127.3%, from $3.1 million at December 31, 2008. The increase was due to continued adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs. The ratio of the ALLL to total loans totaled 2.98% at December 31, 2009, compared to 1.32% at December 31, 2008.
The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio, industry and loan concentrations, historical loss experience, delinquency statistics and the level of nonperforming loans, specific problem loans, the ability of borrowers to meet loan terms, an evaluation of collateral securing loans and the market for various types of collateral, various collection strategies, current economic conditions and trends and expectations about future economic conditions and trends, and other factors that warrant recognition in providing for an adequate ALLL. See the section titled “Allowance for loan losses” in our 2009 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.
The ALLL consists of general and specific components. The general component of the ALLL covers loans not classified as impaired and is based on CFBank and industry historical loss experience adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; and collateral values.

The specific component relates to loans that are individually classified as impaired. A loan is impaired when full payment under the loan terms is not expected. Commercial, commercial real estate and multi-family residential loans are individually evaluated for impairment when 90 days delinquent and adversely classified, regardless of size. Loans over $500,000 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. Loans for which the terms have been modified to grant concessions, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. If a loan is determined to be impaired, the loan is evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Individually impaired loans totaled $13.7 million at December 31, 2009, and increased $11.4 million, from $2.3 million, at December 31, 2008. The ALLL specifically allocated to impaired loans totaled $2.0 million at December 31, 2009 and $514,000 at December 31, 2008. The specific reserve on impaired loans is based on management’s estimate of the fair value of collateral securing the loans, or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2009; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management or based on information available at the time of their review. Management and the Board continue to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses would occur if economic conditions and factors which affect credit quality continue to worsen or do not improve.

The following table sets forth activity in the ALLL for the periods indicated.

	2009	2008	2007	2006	2005
	(Dollars in thousands)

Allowance for loan losses, beginning of period	$3,119	$2,684	$2,109	$1,495	$978
Charge-offs:
Real estate mortgage loans:
Single-family	453	73	27	159	170
Multi-family	287	—	—	—	—
Commercial real estate	1,114	—	—	—	—
Consumer loans:
Home equity lines of credit	388	360	—	77	—
Automobile	17	61	15	66	85
Other	7	3	2	—	—
Commercial	3,998	—	—	—	—

Total charge-offs	6,264	497	44	302	255
Recoveries on loans previously charged off:
Real estate mortgage loans:
Single-family	18	4	72	53	27
Commercial real estate	5	—	—	—	—
Consumer loans:
Home equity lines of credit	3	—	—	—	—
Automobile	22	11	8	43	71
Commercial	295	—	—	—	—

Total recoveries	343	15	80	96	98
Net charge-offs (recoveries)	5,921	482	(36)	206	157
Provision for loan losses	9,928	917	539	820	674
Reclassification of allowance for loan losses on loan-related commitments	(36)	—	—	—	—

Allowance for loan losses, end of period	$7,090	$3,119	$2,684	$2,109	$1,495

Allowance for loan losses to total loans	2.98%	1.32%	1.15%	1.13%	1.19%
Allowance for loan losses to nonperforming loans	53.57%	129.31%	550.00%	710.10%	186.88%
Net charge-offs (recoveries) to the allowance for losses	83.51%	15.45%	-1.34%	9.77%	10.50%
Net charge-offs (recoveries) to average loans	2.48%	.21%	-.02%	.13%	.14%
The provision for loan losses totaled $9.9 million in 2009, compared to $917,000 in 2008, and $539,000 in 2007. The increase in the provision in 2009 was due to continued adverse economic conditions affecting loan performance, which resulted in an increase in nonperforming loans and loan charge-offs. The provision in 2009 was significantly impacted by a $3.3 million net charge-off related to a single commercial loan customer.
Continuing adverse economic conditions and its effect on the housing market, collateral values, businesses and consumers’ ability to pay may increase the level of charge-offs in the future. Further or continuing weakness in the housing markets in geographic regions that have experienced the largest decline in housing values may negatively impact our purchased home equity lines of credit. See “Delinquencies and Classified Assets.” Additionally, our commercial, commercial real estate and multi-family residential loan portfolios, where we have already experienced an increase in delinquent and nonperforming assets and charge-offs, may be detrimentally affected by prolonged adverse economic conditions. Further decline in these portfolios could expose us to significant losses which could materially and adversely affect the Company’s earnings and profitability. Conversely, an increase in economic activity and growth of gross domestic product could retard any further declines in the existing portfolio and strengthen our customers’ ability to repay, thus having a positive effect on the Company’s earnings.

The following table sets forth the ALLL in each of the categories listed at the dates indicated and the percentage of such amounts to the total ALLL and loans in each category as a percent of total loans. Although the ALLL may be allocated to specific loans or loan types, the entire ALLL is available for any loan that, in management’s judgment, should be charged off.

	At December 31,
	2009			2008			2007
		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each		in each	in Each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)

Single-family mortgage loans	$462	6.52%	12.85%	$43	1.38%	12.16%	$86	3.20%	13.31%
Consumer loans	1,017	14.34%	10.91%	142	4.55%	11.13%	46	1.72%	12.10%
Commercial, commercial real estate and multi-family mortgage loans	5,611	79.14%	76.24%	2,934	94.07%	76.71%	2,552	95.08%	74.59%

Total allowance for loan losses	$7,090	100.00%	100.00%	$3,119	100.00%	100.00%	$2,684	100.00%	100.00%

	At December 31,
	2006			2005
		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)

Single-family mortgage loans	$110	5.22%	16.15%	$57	3.81%	18.81%
Consumer loans	53	2.51%	16.17%	120	8.03%	23.50%
Commercial, commercial real estate and multi-family mortgage loans	1,946	92.27%	67.68%	1,318	88.16%	57.69%

Total allowance for loan losses	$2,109	100.00%	100.00%	$1,495	100.00%	100.00%

Real Estate Owned
There were no properties held as REO at December 31, 2009. Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Investment Activities
Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury (U.S. Treasury) obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, municipal bonds, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.
The investment policy established by the Board of Directors is designed to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement lending activities. The policy provides authority to invest in U.S. Treasury and federal agency securities meeting the policy’s guidelines, mortgage-backed securities guaranteed by the United States government and agencies thereof, and municipal bonds. At December 31, 2009, the securities portfolio totaled $21.2 million.
At December 31, 2009, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Freddie Mac or Fannie Mae, except one collateralized mortgage obligation issued by a private issuer. The private label collateralized mortgage obligation was rated AAA at purchase. The Company monitors the security’s performance to insure the security has adequate credit support.
Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. In determining OTTI for debt securities, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time. As of December 31, 2009, none of the Company’s securities was in an unrealized loss position.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency	$—	$—	$—	$—	$6,998	$6,993
State and municipal	—	—	—	—	1,009	1,009
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	5,171	5,561	6,671	6,922	7,865	8,068
Collateralized mortgage obligations	13,551	14,030	16,349	16,628	12,242	12,328
Collateralized mortgage obligations issued by private issuers	1,635	1,650	—	—	—	—

Total securities available for sale	$20,357	$21,241	$23,020	$23,550	$28,114	$28,398

At year-end 2009, there were no debt securities contractually due at a single maturity date. The weighted average yield on securities available for sale at December 31, 2009 totaled 4.87%

Sources of Funds
General. Primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans, borrowings, and funds generated from operations of CFBank. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions and competition. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth.
The Holding Company, as a savings and loan holding company, has more limited funding sources than CFBank, and is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior approval of the OTS. As of December 31, 2009, CFBank can pay no dividends to the Holding Company without OTS approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings and OTS approval. Due to the uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, management is exploring options to secure funding to enhance the cash position at the Holding Company.
Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity, and executes rate changes when necessary as part of its asset/liability management, profitability and growth objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 57.6% of average deposit balances in 2009. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.
The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. CFBank participates in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit balances up to $50 million. During the credit crisis in 2008, many CFBank customers sought the full FDIC coverage available through the CDARS program; however, balances declined during 2009 as a result of certain of these customers’ transferring their funds to our higher yielding, more liquid money market account. Balances in CDARS accounts decreased $11.0 million to $37.4 million at December 31, 2009, compared to $48.4 million at December 31, 2008 and $16.8 million at December 31, 2007. At December 31, 2009, certificate accounts maturing in less than one year totaled $93.5 million and included $34.6 million in CDARS balances. Although most of the certificate of deposit accounts are expected to be reinvested with CFBank, there is a risk that the CDARS account holders may not require the full FDIC coverage available through the CDARS program, and may select higher yielding investments outside of CFBank.
We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. We consider brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources, balancing the costs of funding with the mix of maturities. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. Brokered deposits, including CDARS deposits, totaled $45.9 million at December 31, 2009, $67.2 million at December 31, 2008 and $52.2 million at December 31, 2007. Current regulatory restrictions limit an institution’s use of brokered deposits in situations where capital levels fall below well-capitalized levels and in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was well-capitalized and not subject to regulatory restrictions on the use of brokered deposits at December 31, 2009.

CFBank could raise additional deposits by offering above-market interest rates. Current regulatory restrictions limit an institution’s ability to pay above-market interest rates in situations where capital levels fall below well-capitalized levels and in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was well-capitalized and not subject to regulatory restrictions on its ability to pay above-market interest rates at December 31, 2009.
To promote and stabilize liquidity in the banking and financial services sector, the FDIC temporarily increased deposit insurance coverage from $100,000 to $250,000 per depositor through December 31, 2013. CFBank is a participant in the FDIC’s Temporary Liquidity Guarantee Program that provides unlimited deposit insurance coverage, through June 30, 2010, for noninterest-bearing transaction accounts. Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank.
Certificate accounts in amounts of $100,000 or more totaled $52.6 million at December 31, 2009, maturing as follows:

		Weighted
Maturity Period	Amount	Average Rate
	(Dollars in thousands)

Three months or less	$25,050	1.30%
Over 3 through 6 months	9,286	2.96%
Over 6 through 12 months	12,843	2.24%
Over 12 months	5,376	3.04%

Total	$52,555

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2009			2008			2007
		Percent			Percent			Percent
		of Total	Average		of Total	Average		of Total	Average
	Average	Average	Rate	Average	Average	Rate	Average	Average	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)

Interest-bearing checking accounts	$10,650	4.92%	.21%	$11,399	5.66%	.49%	$10,676	6.00%	2.17%
Money market accounts	54,529	25.17%	1.58%	44,059	21.89%	2.41%	40,890	22.97%	4.39%
Savings accounts	10,516	4.85%	.10%	10,322	5.13%	.33%	10,613	5.96%	.50%
Certificates of deposit	124,743	57.57%	3.07%	121,715	60.47%	4.16%	104,063	58.47%	4.93%
Noninterest-bearing deposits:
Demand deposits	16,243	7.49%	—	13,776	6.85%	—	11,742	6.60%	—

Total average deposits	$216,681	100.00%	2.36%	$201,271	100.00%	3.31%	$177,984	100.00%	4.34%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2009.

	Period to Maturity from December 31, 2009				At December 31,
			Two to
	Less than	One to Two	Three	Over Three
	One Year	Years	Years	Years	2009	2008	2007
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$21,115	$—	$21	$—	$21,136	$2,159	$21
1.00 to 1.99%	26,754	5,161	68	147	32,130	11,628	23
2.00 to 2.99%	5,125	3,870	1,906	386	11,287	33,850	2,923
3.00 to 3.99%	16,890	2,808	177	33	19,908	33,297	11,434
4.00 to 4.99%	22,776	2,398	—	640	25,814	31,401	33,324
5.00% and above	854	499	196	609	2,158	18,915	66,443

Total certificate accounts	$93,514	$14,736	$2,368	$1,815	$112,433	$131,250	$114,168

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund operations. The advances are collateralized primarily by single-family and multi-family mortgage loans, commercial real estate loans, home equity lines of credit, and securities, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $32.0 million at December 31, 2009. Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $39.7 million at year-end 2009. CFBank’s borrowing capacity decreased from $62.4 million at December 31, 2008 primarily due to an increase in collateral maintenance requirements by the FHLB as a result of deterioration in the credit performance of the pledged loan collateral.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank (FRB) through the Borrower in Custody program. The borrowings are collateralized by commercial loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $12.1 million at year-end 2009. There were no amounts outstanding from the FRB at December 31, 2009. CFBank also has $8.0 million available in unsecured lines of credit with two commercial banks. Interest on the lines accrue daily and are variable based on the lenders’ federal funds rate. There were no amounts outstanding on these lines of credit at December 31, 2009.
In 2003, we formed the Trust, which issued $5.0 million of three-month London Interbank Offered Rate plus 2.85% floating rate trust preferred securities as part of a pooled private offering of such securities. We issued $5.2 million of subordinated debentures to the Trust in exchange for ownership of all of the common stock of the Trust and the proceeds of the preferred securities sold by the Trust. The subordinated debentures mature on December 30, 2033 and may be redeemed in whole or in part, at par plus accrued and unpaid interest, any time after December 30, 2008. We have the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. There are no required principal payments on the subordinated debentures over the next five years.
The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Short-term FHLB advances and other borrowings:
Average balance outstanding	$597	$30,549	$34,040
Maximum amount outstanding at any month-end during the period	2,065	36,950	43,850
Balance outstanding at end of period	2,065	5,850	38,250
Weighted average interest rate during the period	0.17%	1.77%	4.81%
Weighted average interest rate at end of period	0.18%	0.54%	4.00%
Subsidiary Activities
As of December 31, 2009, we maintained CFBank, Ghent Road, Inc., Smith Ghent LLC, and the Trust as wholly owned subsidiaries.
Personnel
As of December 31, 2009, the Company had 66 full-time and 14 part-time employees.

Regulation and Supervision
General. CFBank is subject to regulation, examination and supervision by the OTS, as its chartering agency, and the FDIC, as the deposit insurer. CFBank is a member of the FHLB System. CFBank’s deposit accounts are insured up to applicable limits by the FDIC through the Deposit Insurance Fund (DIF). CFBank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OTS and the FDIC to test CFBank’s compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate allowances for loan losses for regulatory purposes. Legislation, including proposals to change substantially the financial institution regulatory system and to expand or contract the powers of banking institutions and bank holding companies, is from time to time introduced in the United States Congress (Congress). Any change in such law, regulation or policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, and on CFBank and its operations. Under the holding company form of organization, the Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the OTS and, as a public company, the Securities and Exchange Commission (the Commission) under the federal securities laws.
Certain of the regulatory requirements applicable to the Company and CFBank are referred to below. However, the description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Report on Form 10-K does not purport to be a complete description of such statutes and regulations or their effects on CFBank or the Company.
Federal Savings Institution Regulation
Business Activities. The activities of federal savings institutions are governed by the Home Owners’ Loan Act, as amended (HOLA) and, in certain respects, the Federal Deposit Insurance Act (FDIA) and the regulations issued by the agencies to implement these statutes. These laws and regulations delineate the nature and extent of the activities in which federal associations may engage. In particular, many types of lending authority for federal associations (for example, commercial, commercial real estate loans and consumer loans) are limited to a specified percentage of the institution’s capital or assets.
Loans-to-One Borrower. Under HOLA, savings institutions are generally subject to the national bank limit on loans to one borrower. Generally, this limit is 15% of a bank’s unimpaired capital and surplus, plus an additional 10% of unimpaired capital and surplus if such loan is secured by readily marketable collateral, which is defined to include certain financial instruments. At December 31, 2009, CFBank was in compliance with this regulation.
QTL Test. The HOLA requires that CFBank, as a savings association, comply with the qualified thrift lender (QTL) test. Under the QTL test, CFBank is required to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” for at least nine months of the most recent twelve-month period. “Portfolio assets” means, in general, CFBank’s total assets less the sum of (i) specified liquid assets up to 20% of total assets, (ii) goodwill and other intangible assets and (iii) the value of property used to conduct CFBank’s business. CFBank may also satisfy the QTL test by qualifying as a domestic building and loan association as defined in the Internal Revenue Code of 1986, as amended. CFBank met the QTL test at December 31, 2009 and in each of the prior 12 months and, therefore, qualified as a thrift lender. If CFBank fails the QTL test, it must either operate under certain restrictions on its activities or convert to a bank charter.

Capital Requirements. The OTS regulations require savings associations to meet three minimum capital standards: (i) a tangible capital ratio requirement of 1.5% of total assets as adjusted under the OTS regulations; (ii) a leverage ratio requirement of 3.0% of core capital to such adjusted total assets, if a savings association has been assigned the highest composite rating of 1 under the Uniform Financial Institutions Rating System; and (iii) a risk-based capital ratio requirement of 8.0% of core and supplementary capital to total risk-based assets. The minimum leverage capital ratio for a depository institution that does not have a composite rating of 1 is 4.0%, unless a higher leverage capital ratio is warranted by the particular circumstances or risk profile of the depository institution. In determining the amount of risk-weighted assets for purposes of the risk-based capital requirement, a savings association must compute its risk-based assets by multiplying its assets and certain off-balance sheet items by risk weights, which range from 0% for cash and obligations issued by the United States government or its agencies to 100% for consumer and commercial loans, as assigned by the OTS capital regulation based on the risks found by the OTS to be inherent in the type of asset.
Tangible capital is defined, generally, as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related earnings and minority interests in equity accounts of fully consolidated subsidiaries, less intangibles (other than certain mortgage servicing rights) and investments in and loans to subsidiaries engaged in activities not permissible for a national bank. Core capital, or Tier 1 capital, is defined similarly to tangible capital, but core capital also includes certain qualifying supervisory goodwill and certain purchased credit card relationships. Supplementary capital currently includes cumulative and other preferred stock, mandatory convertible debt securities, subordinated debt, intermediate preferred stock and the ALLL. In addition, up to 45% of unrealized gains on available-for-sale equity securities with a readily determinable fair value may be included in tier 2 capital. The ALLL includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets, and the amount of supplementary capital that may be included as total capital cannot exceed the amount of core capital. At December 31, 2009, CFBank met each of its capital requirements.

			Excess	Capital
	Actual	Required	(Deficiency)	Actual	Required
	Capital	Capital	Amount	Percent	Percent
	(Dollars in thousands)

Tangible	$24,073	$4,069	$20,004	8.9%	1.5%

Core (Leverage)	24,073	10,850	13,223	8.9%	4.0%

Risk-based	26,978	18,417	8,561	11.7%	8.0%
Limitation on Capital Distributions. OTS regulations impose limitations on all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. Under OTS regulations, CFBank may not pay dividends on its capital stock if its regulatory capital would thereby be reduced below the amount then required for the liquidation account established for the benefit of certain depositors of CFBank at the time of the its conversion from the mutual to stock form.

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
At December 31, 2009, CFBank may not pay dividends without prior approval of the OTS. The Holding Company’s ability to pay dividends, repurchase common stock, service debt obligations and fund operations is dependent upon receipt of dividend payments from CFBank. Future dividend payments by CFBank to the Holding Company would be based upon future earnings and the approval of the OTS.
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
Transactions with Related Parties. The authority of CFBank to engage in transactions with related parties or “affiliates” (i.e., any company that controls or is under common control with an institution, including the Holding Company and any non-savings institution subsidiaries that the Holding Company may establish) is limited by Sections 23A and 23B of the Federal Reserve Act. Section 23A restricts the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of transactions with all affiliates to 20% of the savings institution’s capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in Section 23A, and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally requires that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. A savings association also is prohibited from extending credit to any affiliate engaged in activities not permitted for a bank holding company and may not purchase the securities of an affiliate (other than a subsidiary).

Section 22(h) of the Federal Reserve Act (the FRA) restricts a savings association with respect to loans to directors, executive officers and principal stockholders. Under Section 22(h), loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings association, and certain related interests of any of the foregoing, may not exceed, together with all other outstanding loans to such persons and affiliated entities, the savings association’s total unimpaired capital and unimpaired surplus. Section 22(h) also prohibits loans above amounts prescribed by the appropriate federal banking agency to directors, executive officers, and stockholders who directly or indirectly control 10% or more of voting securities of a stock savings association, and their respective related interests, unless such loan is approved in advance by a majority of the board of directors of the savings association. Any “interested” director may not participate in the voting. The loan amount (which includes all other outstanding loans to such person) as to which such prior board of director approval is required, is the greater of $25,000 or 5% of capital and surplus. Furthermore, any loan, when aggregated with all other extensions of credit to that person, which exceeds $500,000 must receive prior approval by the board. Further, pursuant to Section 22(h), loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons except for extensions of credit made pursuant to a benefit or compensation program that is widely available to the institution’s employees and does not give preference to insiders over other employees. Section 22(g) of the FRA places additional limitations on loans to executive officers.
Section 402 of the Sarbanes-Oxley Act of 2002 prohibits the extension of personal loans to directors and executive officers of issuers. The prohibition, however, does not apply to mortgages advanced by an insured depository institution, such as CFBank, which are subject to the insider lending restrictions of Section 22(h) of the FRA.
Enforcement. Under the FDIA, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring action against all “institution-affiliated parties,” including stockholders, and any attorneys, appraisers or accountants who knowingly or recklessly participate in a wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a supervisory directive or cease and desist order to removal of officers or directors, receivership, conservatorship or termination of deposit insurance. Civil penalties apply to a wide range of violations and can amount to $25,000 per day, or $1 million or 1% of total assets, whichever is less per day in especially egregious cases. The FDIC also has the authority under the FDIA to recommend to the Director of the OTS that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal and state laws also establish criminal penalties for certain violations.
Standards for Safety and Soundness. The FDIA requires each federal banking agency to prescribe standards for all insured depository institutions relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits and such other operational and managerial standards as the agency deems appropriate. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standards for Safety and Soundness (Guidelines) to implement these safety and soundness standards. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. The regulations under the FDIA establish deadlines for the submission and review of such safety and soundness compliance plans.

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
Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain, and is authorized to take other, supervisory actions against undercapitalized savings associations. For this purpose, a savings association would be placed in one of the following four categories based on the association’s capital: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; or (iv) critically undercapitalized. When appropriate, the OTS can require corrective action by a savings association holding company under the “prompt corrective action” provision of federal law. At December 31, 2009, CFBank met the criteria for being considered “well-capitalized.”
Insurance of Deposit Accounts. CFBank’s deposit accounts are insured by the FDIC, generally up to $250,000 effective until December 31, 2013. The FDIC issued a final rule establishing risk-based assessment rates that became effective April 1, 2009. Under those rules, initial assessment rates are determined by combining supervisory ratings with financial ratios, and long-term debt issuer ratings for large banks that have one or more rating assigned. Supervisory ratings are determined by regulators in areas of capital adequacy, asset quality, management, earnings, liquidity, and sensitivity to market risk (CAMELS). For most institutions, including CFBank, assessment rates are based on weighted average CAMELS component ratings and six financial ratios. The financial ratios are (1) the tier 1 leverage ratio; (2) loans past due 30-89 days to gross assets; (3) nonperforming assets to gross assets; (4) net loan charge-offs to gross assets; (5) net income before taxes to risk-weighted assets; and (6) the adjusted brokered deposit ratio. Future events which negatively affect any of these factors could cause an increase in FDIC premiums paid by CFBank.
On November 12, 2009, the FDIC Board of Directors approved a Notice of Proposed Rulemaking they had adopted on September 29, 2009 that required institutions to prepay, on December 31, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and all of 2010, 2011 and 2012. The assessment was based on a 5% annual growth rate in deposits from September 30, 2009, and included a 3 basis point (bp) increase in the assessment rate beginning in 2011. Based on these factors, the assessment paid by CFBank on December 31, 2009 totaled $1.4 million, and will be expensed over the coverage period.
On May 22, 2009, the FDIC announced a special assessment to restore the reserve ratio of the DIF. The special assessment was based on 5 bp of the insured institutions total regulatory assets, less Tier 1 capital as of June 30, 2009, and was collected on September 30, 2009. The amount of this special assessment paid by CFBank was $128,000.

The increased premiums and special assessment had an adverse effect on the operating expenses and results of operations of CFBank and the Company for 2009. The level of bank closures in 2008 and 2009 may require the FDIC to increase assessments to maintain the reserve levels of the DIF in the future. Increases in assessment levels, or additional special assessments, would have an adverse effect on the operating results of CFBank and the Company.
As part of the regulatory initiatives in 2008, the FDIC implemented the Temporary Liquidity Guarantee Program to strengthen confidence and encourage liquidity in the banking system. This program is comprised of the Debt Guarantee Program (DGP) and the Transaction Account Guarantee Program (TAGP). The DGP guaranteed all newly issued senior unsecured debt (e.g., promissory notes, unsubordinated unsecured notes and commercial paper) up to prescribed limits issued by participating entities beginning on October 14, 2008 and continued through June 30, 2009. For eligible debt issued by that date, the FDIC will provide the guarantee coverage until the earlier of the maturity date of the debt or June 30, 2012. The TAGP offers full guarantee for noninterest-bearing deposit accounts held at FDIC-insured depository institutions. The unlimited deposit coverage is voluntary for eligible institutions and is in addition to the $250,000 FDIC deposit insurance per account that was included as part of the Emergency Economic Stabilization Act of 2008 (EESA). The TAGP coverage became effective on October 14, 2008 and will continue for participating institutions until June 30, 2010. CFBank is a participant in the TAGP. The additional expense related to this program was not significant to CFBank.
In addition to the assessment for deposit insurance, institutions are required to pay on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund (now a predecessor to the DIF).
In 2006, the Federal Deposit Insurance Reform Act of 2005 was signed into law. The statute increased the coverage limit for retirement accounts to $250,000. In addition, it allowed the FDIC to set the target reserve ratio between 1.15% and 1.50%. It also entitled eligible insured depository institutions that were in existence on and paid deposit insurance assessments prior to December 31, 1996, to share a one-time assessment credit based on their share of the aggregate 1996 assessment base. CFBank received a one-time assessment credit of $103,000, which was fully used to offset FDIC premiums in 2007 and 2008.
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
Federal Home Loan Bank System. CFBank is a member of the FHLB of Cincinnati, which is one of the regional FHLBs composing the FHLB System. Each FHLB provides a central credit facility primarily for its member institutions by providing a readily available, competitively priced source of funding which can be used for a wide variety of asset/liability purposes. CFBank, as a member of the FHLB of Cincinnati, is required to acquire and hold shares of capital stock in the FHLB of Cincinnati in an amount based on CFBank’s total assets and outstanding advances. The stock requirement is subject to change by the FHLB. CFBank was in compliance with the requirement with an investment in FHLB of Cincinnati stock at December 31, 2009 of $1.9 million. Any advances from a FHLB must be secured by specified types of collateral, and all long-term advances may be obtained only for the purpose of providing funds for residential housing finance.
The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of earnings that the FHLBs can pay as dividends to their members and could also result in the FHLBs’ imposing a higher rate of interest on advances to their members. If dividends were reduced, or interest on future FHLB advances increased, CFBank’s net interest income would be adversely affected. Under the Gramm-Leach-Bliley Act (the GLB Act), membership in the FHLB is voluntary for all federally-chartered savings associations, such as CFBank. CFBank owns Class B shares which are redeemable with five-years’ notice.

Further, there can be no assurance that the impact of recent or future legislation on the FHLB System will not also cause a decrease in the value of the FHLB stock held by CFBank. Asset quality risks and the application of certain accounting rules may negatively affect the capital levels of certain members of the FHLB System. If events occur that cause substantial doubt about the ultimate recoverability of our investment in FHLB stock, we could incur an impairment loss that would cause our earnings and stockholders’ equity to be reduced by the after-tax amount of the impairment charge.
Federal Reserve System. CFBank is subject to provisions of the FRA and the regulations of the Federal Reserve (FR) pursuant to which depositary institutions may be required to maintain reserves against their deposit accounts and certain other liabilities. Currently, reserves must be maintained against transaction accounts, primarily negotiable order of withdrawal accounts (generally known as “NOW” accounts) and regular checking accounts. Effective January 1, 2009, the FR regulations required that reserves be maintained in the amount of 3.0% of the aggregate of transaction accounts up to $44.4 million. The aggregate transaction accounts in excess of $44.4 million were subject to a reserve ratio of $1.023 million plus 10.0%. The FR regulations exempted $10.3 million of otherwise reservable balances from the reserve requirements, which exemption is adjusted by the FR at the end of each year. CFBank was in compliance with the foregoing reserve requirements during 2009. Effective December 31, 2009, reserves in the amount of 3% of aggregate transaction accounts up to $55.2 million must be maintained, and transaction accounts in excess of the $55.2 million are subject to a reserve ratio of $1.335 million plus 10%. The FR regulations exempt $10.7 million of otherwise reservable balances from the reserve requirements. Prior to October 1, 2008, required and excess reserve balances on deposit with the FRB did not earn interest. Because required reserves may be maintained in the form of vault cash, these reserves may reduce CFBank’s interest-earning assets. The balances maintained to meet the reserve requirements imposed by the FR may be used to satisfy liquidity requirements imposed by the OTS. FHLB System members are also authorized to borrow from the FRB discount window.
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

Holding Company Regulation
The Holding Company is a savings and loan holding company regulated by the OTS and, as such, is registered with and subject to OTS examination and supervision, as well as certain reporting requirements. In addition, the OTS has enforcement authority over the Holding Company and any of our non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the financial safety, soundness or stability of a subsidiary savings institution. Unlike bank holding companies, federal savings and loan holding companies are not subject to any regulatory capital requirements or to supervision by the FR System.
Permissible Activities of the Holding Company. Because the Holding Company acquired CFBank prior to May 4, 1999, it is permitted to engage in the following non-financial activities under the GLB Act: (i) furnishing or performing management services for a savings institution subsidiary; (ii) conducting an insurance agency or escrow business; (iii) holding, managing or liquidating assets owned or acquired from a savings institution subsidiary; (iv) holding or managing properties used or occupied by a savings institution subsidiary; (v) acting as trustee under a deed of trust; (vi) any other activity (a) that the FR, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956 (the BHC Act), unless the Director of the OTS, by regulation, prohibits or limits any such activity for savings and loan holding companies, or (b) in which multiple savings and loan holding companies were authorized by regulation to directly engage in on March 5, 1987; (vii) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such holding company is approved by the Director of the OTS; and (viii) any activity permissible for financial holding companies under Section 4(k) of the BHC Act.
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
Restrictions Applicable to All Savings and Loan Holding Companies. As a savings and loan holding company, the Holding Company is prohibited by federal law from, directly or indirectly, acquiring: (i) control (as defined under HOLA) of another savings institution (or a holding company parent) without prior OTS approval; (ii) through merger, consolidation or purchase of assets, another savings institution or a holding company thereof, or acquiring all or substantially all of the assets of such institution (or a holding company) without prior OTS approval; or (iii) control of any depository institution not insured by the FDIC (except through a merger with and into the holding company’s savings institution subsidiary that is approved by the OTS).
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
Federal Securities Laws. The Company’s common stock is registered with the Commission under Section 12(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, accordingly, we are subject to the reporting, proxy solicitation, and other requirements of the federal securities laws, including the Exchange Act.
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
The independent auditor attestation requirement of the internal control rules becomes applicable to the Company as a “non-accelerated filer” for the year ending December 31, 2010, and costs associated with this attestation will be borne by the Company.
Emergency Economic Stabilization Act of 2008. EESA was enacted in October 2008. Pursuant to EESA, the U.S. Treasury has authority to, among other things, invest in financial institutions and purchase mortgages, mortgage-backed securities and certain other financial instruments from financial institutions, in an aggregate amount up to $700 billion, for the purpose of stabilizing and providing liquidity to the U.S. financial markets.
On October 14, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of EESA, the U.S. Treasury announced a plan to invest up to $250 billion in certain eligible financial institutions in the form of non-voting, senior preferred stock (the Preferred Stock) initially paying quarterly dividends at a 5% annual rate. When the U.S. Treasury made such preferred investments in any company, it also received a 10-year warrant to acquire common shares having an aggregate market price of 15% of the amount of the senior preferred investment. Under the TARP Capital Purchase Program, dividend payments on, and repurchases of, a participating company’s outstanding preferred and common stock are subject to certain restrictions. For more information on these restrictions and the Company’s TARP Capital Purchase Program transaction, see Notes 15 and 16 to the Consolidated Financial Statements.

For the period during which the U.S. Treasury holds equity securities issued under the TARP programs, companies participating in the programs must also comply with the standards for executive compensation and corporate governance enacted as part of EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the ARRA) and the Interim Final Rule promulgated by the Secretary of the U.S. Treasury under 31 C.F.R. Part 30 (collectively, the TARP Compensation Standards). The TARP Compensation Standards, which generally apply to the institution’s most highly compensated employee(s) and/or senior executive officers (depending on the level of TARP funds received), include limitations on deductibility of compensation and on bonuses and incentive compensation, prohibit golden parachute payments, require recovery of bonuses and other incentive compensation paid under certain circumstances, and require compensation arrangements to be structured so as to avoid incentives to take excessive risks in managing the institution. The TARP Compensation Standards also require that stockholders of publicly-traded institutions that participate in the TARP programs be given a non-binding, advisory vote on the compensation paid by the institution to its named executive officers and require that a publicly-traded institution’s chief executive officer and chief financial officer provide to the Commission a certificate of compliance with all of the executive compensation requirements that are part of the legislation. The legislation permits the U.S. Treasury to seek to apply the TARP Compensation Standards retroactively to TARP participants, like the Company, whose transactions predated the enactment of the ARRA. It also includes a provision that would permit such a participant to repay the funds received by it from the U.S. Treasury rather than become subject to the ARRA requirements.
Quotation on Nasdaq®. Our common stock is quoted on the Nasdaq® Capital Market. In order to maintain such quotation, we are subject to certain corporate governance requirements, including: (i) a majority of our Board of Directors must be composed of independent directors; (ii) we are required to have an audit committee composed of at least three directors, each of whom is an independent director, as such term is defined by both the rules of the Nasdaq® Capital Market and by Exchange Act regulations; (iii) our nominating committee and compensation committee must also be composed entirely of independent directors; and (iv) each of our audit committee and nominating committee must have a publicly available written charter.
Federal and State Taxation
Federal Taxation
General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and CFBank. We are subject to a maximum federal income tax rate of 34% for 2009. At year-end 2009, the Company had net operating loss carryforwards of approximately $7.7 million which expire at various dates from 2024 to 2029. See Note 12 to the Consolidated Financial Statements for additional information.
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

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. AMTI is federal taxable income before net operating loss adjusted by certain tax preference amounts. AMTI is increased by an amount equal to 75% of the amount by which the Company’s adjusted current earnings exceed its AMTI. Only 90% of AMTI can be offset by alternative minimum tax net operating loss carryovers. The Company currently has alternative minimum tax net operating losses totaling $2.4 million that originated in tax year 2004, $324,000 that originated in tax year 2005, and $4.7 million that originated in tax year 2009.
Ohio Taxation
The Holding Company and Ghent Road, Inc. are subject to the Ohio corporate franchise tax, which is a tax measured by both net earnings and net worth. In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or 0.4% times taxable net worth. The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and maximum tax liability as measured by net worth is limited to $150,000 per year.
A special litter tax also applies to all corporations, including the Holding Company and Ghent Road, Inc., subject to the Ohio corporate franchise tax. This litter tax does not apply to “financial institutions.” If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.
Certain holding companies will qualify for complete exemption from the net worth tax if certain conditions are met. The Holding Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis only. When the Holding Company files as a qualifying holding company, Ghent Rd., Inc. must make an adjustment to its net worth computation.
CFBank is a “financial institution” for State of Ohio tax purposes. As such, CFBank is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed annually at a rate of 1.3% of CFBank’s apportioned book net worth, determined in accordance with U.S. generally accepted accounting principles, less any statutory deductions. As a “financial institution,” CFBank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.
Delaware Taxation
As a Delaware corporation not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.
Available Information
Our website address is www.CFBankonline.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the Commission. These reports can be found on our website under the caption “Investor Relations — SEC Filings.” Investors also can obtain copies of our filings from the Commission’s website at www.sec.gov.

Item 1A.	Risk Factors.
The continuation of the current economic slowdown or further deterioration of economic conditions in Ohio could hurt our business.
We lend primarily to consumers and businesses in Ohio. Businesses and consumers are affected by economic, regulatory and political trends which all may impact the borrower’s ability to repay loans. In addition, approximately 80% of our loans are secured by real estate and changes in the market for real estate can result in inadequate collateral to secure a loan. Over the past two years, the sustained economic slowdown has, in many cases, negatively affected real estate values. This has resulted in increases in nonperforming assets and loan charge-offs. If these economic trends continue or worsen, additional borrowers could default on their loans, resulting in continued high levels of loan charge-offs and decreased profitability.
The allowance for loan losses may not be adequate to cover actual losses.
The ALLL is maintained to provide for probable incurred credit losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our ALLL may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to our allowance. Further, federal regulatory agencies, as an integral part of their examination process, review our loans and ALLL and could require an increase in the allowance. The additions to our ALLL would be made through increased provision for loan losses, which would reduce our income and could materially and adversely affect the Company’s earnings and profitability.
The level of commercial real estate and multi-family loans in our portfolios may expose us to increased lending risks and additional loan losses.
Commercial real estate and multi-family residential loans totaled $139.1 million, or 58.3% of the loan portfolio, at December 31, 2009. Because payments on loans secured by commercial real estate and multi-family properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent than other types of loans to adverse conditions in the real estate market or the economy. These loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Some of our borrowers also have more than one commercial real estate or multi-family residential loan outstanding with us. Additionally, nonperforming loans in these categories totaled $11.3 million at December 31, 2009, and increased substantially in 2009 as a result of the continuing adverse economic environment. Further decline in the quality of these loans could expose us to significant losses which could materially and adversely affect the Company’s earnings and profitability.
Our business is subject to interest rate risk and variations in market interest rates may negatively affect our financial performance.
Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to: inflation; recession; changes in employment levels; changes in the money supply; and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Company’s profits. Net interest income is a significant component of our net income, and consists of the difference, or “spread”, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods to which they reprice, they may react in different degrees to changes in market interest rates. In addition, residential mortgage loan origination volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations, while falling interest rates are usually associated with higher loan originations. Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase. A majority of our commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.
We face strong competition from other financial institutions, financial service companies and other organizations offering services similar to those offered by us, which could result in our not being able to sustain or grow our loan and deposit businesses.
We conduct our business operations primarily in Summit, Columbiana, and Franklin Counties, Ohio, and makes loans generally throughout Ohio. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.
Additionally, banks and other financial institutions with larger capitalization, and financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than we are, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to sustain the current loan and deposit levels or continue our loan and deposit growth, and our business, financial condition and prospects may be negatively affected.
We rely, in part, on external financing to fund our operations, and any lack of availability of such funds in the future could adversely impact our business strategies and future prospects.
We rely on deposits, advances from the FHLB and other borrowings to fund our operations. We believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank. If CFBank’s capital levels fall below well-capitalized levels, regulatory restrictions can limit our ability to use brokered deposits and above-market pricing of deposits to increase funding. CFBank’s borrowing capacity decreased in 2009 primarily due to deterioration in the credit performance of CFBank’s loan portfolio, which resulted in an increase in collateral maintenance requirements by the FHLB. Future tightening in overall credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio, or a decline in the balances of pledged collateral, may further reduce CFBank’s borrowing capacity. We also have previously issued junior subordinated debentures to raise additional capital to fund our operations. We may seek additional debt or equity capital in the future to achieve our long-term business objectives. The sale of equity or convertible debt securities in the future may be dilutive to our existing stockholders. Debt refinancing arrangements may require us to pledge some of our assets and enter into covenants that would restrict our ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to us or, if available, could be on unfavorable terms. If additional financing sources are unavailable, or not available on reasonable terms, our business strategies and future prospects could be adversely impacted.

We are subject to extensive regulation that could have adverse effects.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Any change in the laws or regulations applicable to the Company, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, the FHLB System, the FRB System, the Congress or other federal or state regulators, could have a material adverse effect on our business, financial condition, results of operations and cash flows.
CFBank’s ability to pay dividends is subject to regulatory limitations which, to the extent the Holding Company requires such dividends in the future, may affect the Holding Company’s ability to service its debt, pay its obligations as they become due, and pay dividends.
The Holding Company is a separate legal entity from its subsidiaries and does not have significant operations of its own. The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. The availability of dividends from CFBank is limited by various statutes and regulations. It is possible, depending upon the financial condition of CFBank and other factors, that the OTS, as CFBank’s primary regulator, could assert that the payment of dividends or other payments by CFBank are an unsafe or unsound practice. In the event CFBank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its obligations as they become due, or pay dividends on its common stock. Consequently, the inability to receive dividends from CFBank could adversely affect the Company’s financial condition, results of operations and prospects.
Our participation in the U.S. Treasury’s TARP Capital Purchase Program, which includes restrictions on the ability to pay dividends or repurchase outstanding common stock, as well as restrictions on executive compensation, may act to depress the market value of the Company’s common stock and hinder our ability to attract and retain well-qualified executives.
Pursuant to the terms of the Securities Purchase Agreement between the Company and the U.S. Treasury, the ability to declare or pay dividends on any of the Company’s common stock is limited to $0.05 per share per quarter. Specifically, the Company is unable to declare or pay dividends on common stock if the Company is in arrears on the payment of dividends on the Preferred Stock issued to the U.S. Treasury. In addition, the ability to repurchase outstanding common stock is restricted. The approval of the U.S. Treasury generally is required for the Company to make any stock repurchase (other than purchases of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all of the Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, outstanding common stock may not be repurchased if the Company is in arrears on the payment of Preferred Stock dividends. The restriction on the Company’s ability to pay dividends may depress the market price of the Company’s common stock.
As a participant under the TARP Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by the ARRA and the TARP Compensation Standards for as long as the U.S. Treasury holds any securities acquired from the Company pursuant to the Securities Purchase Agreement or upon exercise of the warrant issued to the U.S. Treasury as part of our participation in the TARP Capital Purchase Program (the “Warrant”), excluding any period during which the U.S. Treasury holds only the Warrant. In addition, the restrictions on the Company’s ability to compensate senior executives in relationship to executive compensation at companies that are not recipients of TARP funds may limit the Company’s ability to recruit and retain senior executives.

The Company’s participation in the U.S. Treasury’s TARP Capital Purchase Program could adversely affect the Company’s financial condition and results of operations.
The U.S. Treasury’s ability to change the terms, rules or requirements of the TARP Capital Purchase Program could adversely affect the Company’s financial condition and results of operations.
If we are unable to redeem the Preferred Stock after five years, the cost of this capital will increase substantially.
If we are unable to redeem the Preferred Stock prior to February 13, 2013, the cost of this capital will increase substantially on that date, from 5.0% per annum to 9.0% per annum. Depending on the Company’s financial condition at the time, this increase in the annual dividend rate on the Preferred Stock could have a material negative effect on liquidity and results of operations.
The Preferred Stock reduces net income available to holders of the Company’s common stock and earnings per share of common stock, and the Warrant issued to the U.S. Treasury may be dilutive to holders of the Company’s common stock.
While the additional capital raised through participation in the U.S. Treasury’s TARP Capital Purchase Program provides further funding for our business, our participation has increased the number of diluted outstanding common shares and carries a preferred dividend. The dividends declared and the accretion of discount on the Preferred Stock reduces the net income available to holders of the Company’s common stock and earnings per common share. The Preferred Stock will also receive preferential treatment in the event of the Company’s liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of the Company’s common stock will be diluted to the extent the Warrant, issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Preferred Stock, is exercised. The common stock underlying the Warrant represented approximately 8.2% of total common shares outstanding as of March 15, 2010. Although the U.S. Treasury has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant, or of any common stock acquired upon exercise of the Warrant, is not bound by this restriction.
If we fail to continue to meet all applicable continued listing requirements of the Nasdaq® Capital Market and Nasdaq® determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.
Our common stock is listed on the Nasdaq® Capital Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, Nasdaq® rules require that we maintain a minimum closing bid price of $1.00 per share for our common stock. Recently, our common stock has from time to time closed below the minimum bid price, and may fall below this requirement in the future. If our stock price falls below a$1.00 closing bid price for at least 30 consecutive trading days, or we fail to meet other requirements for continued listing on the Nasdaq® Capital Market, and we are unable to cure the events of noncompliance in a timely or effective manner, our common stock could be delisted from the Nasdaq® Capital Market. Any such delisting could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets. Any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 2.	Properties.
We conduct our business through four offices located in Summit, Columbiana, and Franklin Counties, Ohio. The net book value of the Company’s properties totaled $6.5 million at December 31, 2009. Ghent Road, Inc. owned land located adjacent to the Fairlawn, Ohio office held for future development that totaled $702,000 at year-end 2009. All properties are owned. Smith Ghent LLC owns the Fairlawn office and leases it to CFBank.

Location

Administrative/Home Office:
2923 Smith Rd
Fairlawn, Ohio 44333

Branch Offices:
601 Main Street
Wellsville, Ohio 43968

49028 Foulks Drive
East Liverpool, Ohio 43920

7000 N. High St
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
No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service in calendar year 2009 or at any other time in connection with any transaction deemed by the Internal Revenue Service to be abusive or to have a significant tax avoidance purpose.

Item 4.	Reserved.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
During the fiscal quarter ended December 31, 2009, the Company did not repurchase or sell any of its securities.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated by reference to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared” on page 24 and in “Note 17 — Regulatory Capital Matters” at page 53 therein, respectively.
The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6	Selected Financial Data.
Information required by Item 301 of Regulation S-K is incorporated by reference to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Selected Financial and Other Data” at page 4 therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Information required by Item 303 of Regulation S-K is incorporated by reference to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information required by Item 305 of Regulation S-K is incorporated by reference to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.

Item 8.	Financial Statements and Supplementary Data.
The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act. The consolidated financial statements appear under the caption “Financial Statements” at page 25 therein and include the following:
Management’s Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Changes in Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None

Item 9A(T).	Controls and Procedures.
Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports we file or submit under the Exchange Act.
Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308T of Regulation S-K is incorporated by reference to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting” at page 25 therein.
Changes in internal control over financial reporting. We made no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors. Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Executive Officers of the Registrant

	Age at
	December 31,	Position held with the Holding Company
Name	2009	and/or Subsidiaries

Mark S. Allio	55	Chairman, President and Chief Executive Officer, Holding Company; Chairman and Chief Executive Officer, CFBank; Director and President, Ghent Road, Inc.; President, Smith Ghent LLC

Raymond E. Heh	67	President and Chief Operating Officer, CFBank

Eloise L. Mackus	59	Executive Vice President, General Counsel and Secretary, Holding Company and CFBank; Director and Secretary, Ghent Road Inc.; Secretary, Smith Ghent LLC

Therese Ann Liutkus	50	Treasurer and Chief Financial Officer, Holding Company and CFBank; Director and Treasurer, Ghent Road Inc.; Treasurer, Smith Ghent LLC
Mark S. Allio, Chairman, President and Chief Executive Officer of the Holding Company and Chairman and Chief Executive Officer of CFBank, joined us in February 2005 and has more than 30 years of banking and banking-related experience, including service as President and Chief Executive Officer of Rock Bank in Livonia, Michigan, an affiliate of Quicken Loans, Inc., from April 2003 to December 2004. He was previously President of Third Federal Savings, MHC in Cleveland, Ohio, a multi-billion dollar thrift holding company from January 2000 to December 2002 and Chief Financial Officer of Third Federal from 1988 through 1999.
Raymond E. Heh, President and Chief Operating Officer, joined CFBank in June 2003. Formerly, Mr. Heh held numerous positions at Bank One Akron NA including Chairman, President and CEO. He was with Bank One Akron NA for 18 years and has over 40 years of experience in the commercial banking industry. Mr. Heh is a graduate of The Pennsylvania State University.
Eloise L. Mackus is Executive Vice President, General Counsel and Secretary of the Holding Company and CFBank and has over 20 years of banking and banking-related experience. Prior to joining us in July 2003, Ms. Mackus practiced in law firms in Connecticut and Ohio and was the Vice President and General Manager of International Markets for The J. M. Smucker Company. Ms. Mackus completed a bachelor’s degree at Calvin College and a juris doctorate at The University of Akron School of Law.
Therese Ann Liutkus joined the Holding Company and CFBank as Chief Financial Officer in November 2003. Prior to that time, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for six years, and she has more than 20 years of banking experience. Ms. Liutkus is a certified public accountant and has a bachelor’s degree in accounting from Cleveland State University.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS — SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.CFBankonline.com under the caption “Investor Relations — Section 16 Filings.”
Code of Ethics. We have adopted a Code of Ethics and Business Conduct, which meets the requirements of Item 406 of Regulation S-K and applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. Since the Company’s inception in 1998, we have had a code of ethics. We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All employees are required to attend annual training sessions to review the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the caption “Investor Relations — Corporate Governance.” Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.
Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Item 11.	Executive Compensation.
Information required by Item 402 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”
Information required by Item 407 (e)(4) and (e)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2009 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS — COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE” and “COMPENSATION AND MANAGEMENT DEVELOPMENT COMMITTEE REPORT.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “STOCK OWNERSHIP.”
Related Stockholder Matters — Equity Compensation Plan Information. Information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “EQUITY COMPENSATION PLAN INFORMATION,” and to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 14 — Stock-Based Compensation” at page 50 therein.

See Part II, Item 8, Financial Statements, Notes 1 and 14, for a description of the principal provisions of our equity compensation plans. The information required by Item 8 is incorporated by reference to our 2009 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 25 therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14.	Principal Accounting Fees and Services.
Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders filed with the Commission on or about April 5, 2010, under the caption “PROPOSAL 3. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules
See Exhibit Index at page 49 of this Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
/s/ Mark S. Allio
Mark S. Allio
Chairman, President and Chief Executive Officer

Date: March 29, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark S. Allio Mark S. Allio	Chairman of the Board, President and Chief Executive Officer (principal executive officer)	March 29, 2010

/s/ Therese Ann Liutkus Therese Ann Liutkus, CPA	Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 29, 2010

/s/ Jeffrey W. Aldrich Jeffrey W. Aldrich	Director	March 29, 2010

/s/ Thomas P. Ash Thomas P. Ash	Director	March 29, 2010

/s/ William R. Downing William R. Downing	Director	March 29, 2010

/s/ Gerry W. Grace Gerry W. Grace	Director	March 29, 2010

/s/ Jerry F. Whitmer Jerry F. Whitmer	Director	March 29, 2010

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

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

10.1	*	1999 Stock-Based Incentive Plan (as Amended and Restated) (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2000)
10.2	*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009)
10.3
Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement — Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

11.1		Statement Re: Computation of Per Share Earnings
13.1		Annual Report to Security Holders for the Fiscal Year Ended December 31, 2009
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2		Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1		Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
99.1		31 C.F.R. Section 30.15 Certification of Principal Executive Officer
99.2		31 C.F.R. Section 30.15 Certification of Principal Financial Officer

*	Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K