Form 10-Q
period 2010-03-31
CENTRAL FEDERAL CORP
filed 2010-05-14
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2010, there were 4,098,671 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED MARCH 31, 2010
INDEX

CENTRAL FEDERAL CORPORATION
PART I. Financial Information
Item 1. Financial Statements
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$23,707	$2,973
Securities available for sale	23,238	21,241
Loans held for sale	1,586	1,775
Loans, net of allowance of $7,396 and $7,090	223,465	231,105
Federal Home Loan Bank stock	1,942	1,942
Loan servicing rights	82	88
Premises and equipment, net	6,887	7,003
Other intangible assets	159	169
Bank owned life insurance	4,050	4,017
Accrued interest receivable and other assets	3,488	3,429

	$288,604	$273,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$20,171	$17,098
Interest bearing	214,563	193,990

Total deposits	234,734	211,088
Short-term Federal Home Loan Bank advances	—	2,065
Long-term Federal Home Loan Bank advances	23,942	29,942
Advances by borrowers for taxes and insurance	75	161
Accrued interest payable and other liabilities	1,953	2,104
Subordinated debentures	5,155	5,155

Total liabilities	265,859	250,515

Stockholders’ equity
Preferred stock, Series A, $.01 par value; $7,225 aggregate liquidation value, 1,000,000 shares authorized; 7,225 shares issued	7,033	7,021
Common stock, $.01 par value; shares authorized; 12,000,000, shares issued; 4,657,204 in 2010 and 4,658,120 in 2009	47	47
Common stock warrant	217	217
Additional paid-in capital	27,506	27,517
Retained earnings (accumulated deficit)	(9,231)	(9,034)
Accumulated other comprehensive income	418	704
Treasury stock, at cost; 558,533 shares	(3,245)	(3,245)

Total stockholders’ equity	22,745	23,227

	$288,604	$273,742

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended
	March 31,
	2010	2009
Interest and dividend income
Loans, including fees	$3,146	$3,397
Securities	196	297
Federal Home Loan Bank stock dividends	22	24
Federal funds sold and other	8	12

	3,372	3,730
Interest expense
Deposits	919	1,359
Short-term Federal Home Loan Bank advances and other debt	—	1
Long-term Federal Home Loan Bank advances and other debt	184	254
Subordinated debentures	40	56

	1,143	1,670

Net interest income	2,229	2,060

Provision for loan losses	748	550

Net interest income after provision for loan losses	1,481	1,510

Noninterest income
Service charges on deposit accounts	70	82
Net gains on sales of loans	150	152
Loan servicing fees, net	8	9
Net gain on sales of securities	240	—
Earnings on bank owned life insurance	33	32
Other	9	11

	510	286

Noninterest expense
Salaries and employee benefits	1,053	1,046
Occupancy and equipment	68	145
Data processing	155	156
Franchise taxes	93	86
Professional fees	206	337
Director fees	26	34
Postage, printing and supplies	59	59
Advertising and promotion	28	12
Telephone	24	24
Loan expenses	27	12
Depreciation	131	119
FDIC premiums	149	65
Amortization of intangibles	10	—
Other	77	85

	2,106	2,180

Loss before income taxes	(115)	(384)

Income tax benefit	(20)	(138)

Net loss	(95)	(246)
Preferred stock dividends and accretion of unearned discount on preferred stock	(102)	(101)

Net loss available to common stockholders	$(197)	$(347)

Loss per common share:
Basic	$(0.05)	$(0.08)
Diluted	$(0.05)	$(0.08)
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional	Retained Earnings	Other		Total
	Preferred	Common	Stock	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit)	Income	Stock	Equity

Balance at January 1, 2010	$7,021	$47	$217	$27,517	$(9,034)	$704	$(3,245)	$23,227

Comprehensive loss:
Net loss					(95)			(95)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(286)		(286)

Total comprehensive loss								(381)
Accretion of discount on preferred stock	12				(12)			—
Release of 1,372 stock based incentive plan shares				7				7
Tax effect from vesting of stock based incentive plan shares				(20)				(20)
Stock option expense				2				2
Preferred stock dividends					(90)			(90)

Balance at March 31, 2010	$7,033	$47	$217	$27,506	$(9,231)	$418	$(3,245)	$22,745

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2010	2009

Cash flows from operating activities	$524	$(1,698)

Cash flows from investing activities
Available-for-sale securities:
Sales	9,031	—
Maturities, prepayments and calls	1,445	1,311
Purchases	(12,572)	—
Loan originations and payments, net	2,624	(2,970)
Proceeds from sale of portfolio loans	4,302	—
Additions to premises and equipment	(15)	(12)
Proceeds from the sale of premises and equipment	—	1

Net cash from investing activities	4,815	(1,670)

Cash flows from financing activities
Net change in deposits	23,636	12,732
Net change in short-term borrowings from the FHLB and other debt	(2,065)	(5,850)
Proceeds from long-term FHLB advances and other debt	—	7,200
Repayments on long-term FHLB advances and other debt	(6,000)	(2,200)
Net change in advances by borrowers for taxes and insurance	(86)	(74)
Cash dividends paid on common stock	—	(205)
Cash dividends paid on preferred stock	(90)	(70)
Costs associated with issuance of preferred stock	—	(13)

Net cash from financing activities	15,395	11,520

Net change in cash and cash equivalents	20,734	8,152

Beginning cash and cash equivalents	2,973	4,177

Ending cash and cash equivalents	$23,707	$12,329

Supplemental cash flow information:
Interest paid	$1,105	$1,040

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$—	$175
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The consolidated financial statements include Central Federal Corporation and its wholly owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC, together referred to as “the Company”. The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.
In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2010 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2009 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2009. The Company has consistently followed those policies in preparing this Form 10-Q.
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

	Three months ended March 31,
	2010	2009
Basic
Net loss	$(95)	$(246)
Less: Preferred dividends and accretion of discount on preferred stock	(102)	(101)
Less: Net loss allocated to unvested share-based payment awards	—	1

Net loss allocated to common stockholders	$(197)	$(346)

Weighted average common shares outstanding	4,095,217	4,084,520

Basic loss per common share	$(0.05)	$(0.08)

Diluted
Net loss allocated to common stockholders	$(197)	$(346)

Weighted average common shares outstanding for basic loss per common share	4,095,217	4,084,520
Add: Dilutive effects of assumed exercises of stock options	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—

Average shares and dilutive potential common shares	4,095,217	4,084,520

Diluted loss per common share	$(0.05)	$(0.08)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company had a loss from continuing operations.

	Three months ended March 31,
	2010	2009
Stock options	300,220	416,644
Stock warrant	336,568	336,568
Adoption of New Accounting Standards:
In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (Accounting Standards Codification (ASC) 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special-purpose entity. ASC 810 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. ASC 810 must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of ASC 810 were also amended and apply to transfers that occurred both before and after the effective date of ASC 810. The adoption of ASC 810 did not have a material effect on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (ASC 810), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and has (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. SFAS No. 167 also requires additional disclosures about an enterprise’s involvement in variable interest entities. SFAS No. 167 will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of SFAS No. 167 did not have an impact on the Company’s consolidated financial statements.
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 to Fair Value Measurements and Disclosures (ASC 820), Improving Disclosures About Fair Value Measurements. This ASU added new disclosures about transfers in and out of Level 1and 2 fair value measurements, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures for ASC 820 were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of these disclosure provisions of the ASU had no impact on the Company’s consolidated financial statements. This ASU also requires disclosures for Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number, as currently permitted. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these disclosure provisions of the ASU is not expected to have an effect on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$2,357	$259	$—	$2,616

Collateralized mortgage obligations	20,283	375	36	20,622

Total	$22,640	$634	$36	$23,238

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Issued by U.S. government-sponsored entities:
Mortgage-backed securities — residential	$5,171	$390	$—	$5,561
Collateralized mortgage obligations	13,551	479	—	14,030
Collateralized mortgage obligations issued by private issuers	1,635	15	—	1,650

Total	$20,357	$884	$—	$21,241

The proceeds from sales and calls of securities and the associated gains in the three months ended March 31, 2010 are listed below:

Three months
ended March 31,
2010
Proceeds	$9,031
Gross gains	240
Gross losses	—
There were no proceeds from sales and calls of securities in the three months ended March 31, 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
At March 31, 2010 and December 31, 2009, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which do not have a single maturity date, totaled $22,640 and $23,238 at March 31, 2010, and $20,357 and $21,241 at December 31, 2009.
Fair value of securities pledged was as follows:

	March 31,	December 31,
	2010	2009
Pledged as collateral for:
FHLB advances	$11,121	$11,045
Public deposits	5,516	4,038
Customer repurchase agreements	3,327	3,088
Interest-rate swaps	1,070	1,010

Total	$21,034	$19,181

At March 31, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes securities with unrealized losses at March 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position. There were no securities with unrealized losses at December 31, 2009.

	Less than 12 Months		12 Months or More		Total
		Unrealized	Fair	Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Value	Loss	Fair Value	Loss
Issued by U.S. government-sponsored agencies:
Collateralized mortgage obligations	$6,899	$36	$—	$—	$6,899	$36

Total temporarily impaired	$6,899	$36	$—	$—	$6,899	$36

In determining other than temporary impairments for debt securities, management considers many factors, including (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
Unrealized losses have not been recognized into income because the unrealized losses, which are related to four Ginnie Mae (GNMA) collateralized mortgage obligations, carry the full faith and credit guarantee of the U.S. government, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS

	March 31,	December 31,
	2010	2009

Commercial	$43,591	$42,769
Real estate:
Single-family residential	28,023	29,461
Multi-family residential	38,536	37,679
Commercial	92,827	96,443
Construction	7,282	5,791
Consumer	20,602	26,052

Subtotal	230,861	238,195
Less: Allowance for loan losses (ALLL)	(7,396)	(7,090)

Loans, net	$223,465	$231,105

Construction loans include $1,561 and $1,053 in single-family residential loans, and $5,721 and $4,738 in commercial real estate loans, respectively, at March 31, 2010 and December 31, 2009.
Activity in the ALLL was as follows:

	Three months ended
	March 31,
	2010	2009

Beginning balance	$7,090	$3,119
Provision for loan losses	748	550
Reclassification of allowance for losses on loan-related commitments (1)	(12)	—
Loans charged-off	(523)	(143)
Recoveries	93	2

Ending balance	$7,396	$3,528

(1)	Reclassified to accrued interest payable and other liabilities in the consolidated balance sheet.
Individually impaired loans were as follows.

	March 31,	December 31,
	2010	2009

Period-end loans with no allocated ALLL	$4,322	$6,964
Period-end loans with allocated ALLL	9,075	6,734

Total	$13,397	$13,698

Amount of the ALLL allocated	$3,582	$2,033

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)

	Three months ended
	March 31,
	2010	2009

Average of individually impaired loans during the period	$13,191	$2,158
Interest income recognized during impairment	3	—
Cash-basis interest income recognized	—	—
Nonaccrual loans and loans past due over 90 days still on accrual were as follows:

	March 31,	December 31,
	2010	2009

Loans past due over 90 days still on accrual	$—	$14
Nonaccrual loans:
Commercial	$647	$217
Single-family residential real estate	553	426
Multi-family residential real estate	3,835	4,406
Commercial real estate	7,869	6,864
Home equity lines of credit	1,162	1,307

Total nonaccrual loans	$14,066	$13,220

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.
Nonaccrual loans include loans that were modified and identified as troubled debt restructurings, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate, payment extensions, principal forgiveness, and other actions intended to maximize collection. Nonaccruing troubled debt restructurings were as follows:

	March 31,	December 31,
	2010	2009

Commercial	$197	$217
Single-family residential real estate	260	261
Commercial real estate	727	854
Home equity lines of credit	495	496

Total	$1,679	$1,828

The Company allocated $506 and $511 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2010 and December 31, 2009.
Nonaccrual loans at March 31, 2010 and December 31, 2009, do not include $148, and $1,310 respectively, in troubled debt restructurings where customers have established a sustained period of repayment performance, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in impaired loan totals.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate the fair value of each type of asset and liability:
Securities available for sale: The fair value of securities available for sale is determined using pricing models that vary based on asset class and include available trade, bid, and other market information or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).
Derivatives: The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).
Impaired loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Loan servicing rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income (Level 2).

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE (continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value
Measurements at
March 31, 2010 Using
Significant Other
Observable Inputs
(Level 2)
Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$2,616
Collateralized mortgage obligations	20,622

Total securities available for sale	$23,238

Yield maintenance provisions (embedded derivatives)	$556

Liabilities:
Interest-rate swaps	$556

Fair Value
Measurements at
December 31, 2009
Using Significant
Other Observable
Inputs
(Level 2)
Assets:
Securities available for sale:
Issued by U.S. government-sponsored agencies:
Mortgage-backed securities — residential	$5,561
Collateralized mortgage obligations	14,030
Collateralized mortgage obligations issued by private issuers	1,650

Total securities available for sale	$21,241

Yield maintenance provisions (embedded derivatives)	$480

Liabilities:
Interest-rate swaps	$480

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$23	$—
Impaired loans	—	6,143

	Fair Value Measurements at December 31, 2009 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$16	$—
Impaired loans	—	6,757
Impaired loan servicing rights, which are carried at fair value, were carried at $23, which was made up of the amortized cost of $27, net of a valuation allowance of $4 at March 31, 2010. Impaired loan servicing rights, which are carried at fair value, were carried at $16, which was made up of the amortized cost of $20, net of a valuation allowance of $4 at December 31, 2009. There was no charge included in earnings with respect to servicing rights for the quarters ended March 31, 2010 and 2009.
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $9,725, with a valuation allowance of $3,582, resulting in an additional provision of $1,549 at March 31, 2010. Impaired loans had an unpaid principal balance of $8,790 with a valuation allowance of $2,033 at December 31, 2009. For the quarter ended March 31, 2009, an additional provision of $505 was recorded for impairment charges.
During the quarter ending March 31, 2010, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE (continued)
The carrying amounts and estimated fair values of financial instruments at March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$23,707	$23,707	$2,973	$2,973
Securities available for sale	23,238	23,238	21,241	21,241
Loans held for sale	1,586	1,611	1,775	1,804
Loans, net	223,465	225,124	231,105	232,595
FHLB stock	1,942	n/a	1,942	n/a
Accrued interest receivable	935	935	984	984
Yield maintenance provisions (embedded derivatives)	556	556	480	480

Financial liabilities
Deposits	$(234,734)	$(235,623)	$(211,088)	$(212,306)
FHLB advances	(23,942)	(24,477)	(32,007)	(32,443)
Subordinated debentures	(5,155)	n/a	(5,155)	n/a
Accrued interest payable	(198)	(198)	(160)	(160)
Interest-rate swaps	(556)	(556)	(480)	(480)
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. Fair value of loans held for sale is based on binding quotes from third party investors. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank (FHLB) advances are based on current rates for similar financing. It was not practicable to determine the fair value of subordinated debentures because there is no active market for this debt. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The method for determining the fair values for derivatives (interest-rate swaps and yield maintenance provisions) was described previously. The fair value of off-balance-sheet items is not considered material.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FHLB ADVANCES
Advances from the FHLB were as follows:

		March 31,	December 31,
	Rate	2010	2009
Fixed-rate advances:
Maturing January 2010	3.19%	$—	$5,000
Maturing March 2010	4.96%	—	1,000
Maturing March 2011	1.90%	2,200	2,200
Maturing April 2011	2.88%	3,000	3,000
Maturing July 2011	3.85%	3,000	3,000
Maturing April 2012	2.30%	5,000	5,000
Maturing June 2012	2.05%	742	742
Maturing January 2014	3.12%	5,000	5,000
Maturing May 2014	3.06%	5,000	5,000

Total		$23,942	$29,942

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The advances were collateralized as follows:

	March 31,	December 31,
	2010	2009

First mortgage loans under a blanket lien arrangement	$23,496	$25,053
Second mortgages	926	938
Multi-family mortgage loans	10,696	12,703
Home equity lines of credit	13,251	13,331
Commercial real estate loans	2,055	62,313
Securities	11,121	11,045

Total	$61,545	$125,383

During the quarter ended March 31, 2010, commercial real estate loans that were previously pledged as collateral to the FHLB were pledged as collateral with the Federal Reserve Bank (FRB) to increase CFBank’s borrowing capacity with the FRB. Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank is eligible to borrow up to a total of $29,730 from the FHLB at March 31, 2010.
Payment information
Payments over the next five years are as follows:

March 31, 2011	$2,200
March 31, 2012	6,000
March 31, 2013	5,742
March 31, 2014	5,000
March 31, 2015	5,000

Total	$23,942

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 — OTHER BORROWINGS
There were no outstanding borrowings with the FRB at March 31, 2010 or December 31, 2009.
Assets pledged as collateral with the FRB were as follows:

	March 31,	December 31,
	2010	2009
Commercial loans	$17,385	$18,407
Commercial real estate loans	42,988	254

	$60,373	$18,661

Based on this collateral, CFBank is eligible to borrow up to $39,242 from the FRB at March 31, 2010.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 — STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that has been charged against income for those Plans was $9 and $33, respectively, for the three months ended March 31, 2010 and 2009. The total income tax benefit was $3 and $9, respectively.
The Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan (2003 Plan) as amended and restated, provided an aggregate of 500,000 shares for stock option grants and restricted stock awards, of which up to 150,000 shares could be awarded in the form of restricted stock awards. The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 1,000,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.
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
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Employee and management stock options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Department of the Treasury (Treasury) yield curve in effect at the time of the grant.
The fair value of the options granted during the three-month period ended March 31, 2009 was determined using the following weighted-average assumptions as of the grant dates. The weighted average fair value of these options at the time of grant was $0.49. There were no options granted during the three-month period ended March 31, 2010.

Three months ended
March 31, 2009

Risk-free interest rate	1.64%
Expected term (years)	7
Expected stock price volatility	27%
Dividend yield	3.63%

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 — STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the three months ended March 31, 2010 follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average	Term	Intrinsic
	Shares	Exercise Price	(Years)	Value

Outstanding at beginning of period	310,361	$7.89
Granted	—	—
Exercised	—	—
Forfeited or expired	(10,141)	5.00

Outstanding at end of period	300,220	$7.99	6.2	$—

Exercisable at end of period	231,424	$9.36	5.5	$—

There were no stock options granted during the three months ended March 31, 2010. There were no stock options exercised during the three months ended March 31, 2010 or 2009.
As of March 31, 2010, there was $9 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.1 years. Substantially all of the 68,796 nonvested stock options at March 31, 2010 are expected to vest.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to five years. There were 1,103,845 shares available to be issued under the Plans at March 31, 2010. There were no shares issued during the three months ended March 31, 2010 or 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 — STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2010 follows:

		Weighted Average
		Grant-Date Fair
	Shares	Value

Nonvested at beginning of period	28,733	$5.35
Granted	—	—
Vested	(15,126)	5.11
Forfeited	(916)	4.03

Nonvested shares outstanding at end of period	12,691	$5.74

As of March 31, 2010, there was $13 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of .8 years. The total fair value of shares vested during the three months ended March 31, 2010 and 2009 was $18 and $46, respectively.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 8 — PREFERRED STOCK
On December 5, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, established as part of the Emergency Economic Stabilization Act of 2008, the Company issued to the U.S. Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock) for $7,225. The Preferred Stock initially pays quarterly dividends at a five percent annual rate, which increases to nine percent after February 14, 2013, on a liquidation preference of $1,000 per share.
The Preferred Stock has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of Preferred Stock have no voting rights. If any quarterly dividend payable on the Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders will be entitled to vote for the election of two additional directors. These voting rights terminate when the Company has paid the dividends in full.
As required under the TARP Capital Purchase Program in connection with the sale of the Preferred Stock to the U.S. Treasury, dividend payments on, and repurchases of, the Company’s outstanding preferred and common stock are subject to certain restrictions. For as long as any Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s outstanding common stock until all accrued and unpaid dividends on Preferred Stock are fully paid. In addition, the U.S. Treasury’s consent is required on any increase in quarterly dividends declared on shares of common stock in excess of $.05 per share before December 5, 2011, the third anniversary of the issuance of the Preferred Stock, unless the Preferred Stock is redeemed by the Company or transferred in whole by the U.S. Treasury. Further, the U.S. Treasury’s consent is required for any repurchase of any equity securities or trust preferred securities, except for repurchases of Preferred Stock or repurchases of common shares in connection with benefit plans consistent with past practice, before December 5, 2011, the third anniversary of the issuance of the Preferred Stock, unless redeemed by the Company or transferred in whole by the U.S. Treasury.
As a recipient of funding under the TARP Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 for as long as the U.S. Treasury holds the above securities.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — REGULATORY CAPITAL MATTERS
CFBank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2010, CFBank meets all capital adequacy requirements to which it is subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2010 and year-end 2009, CFBank was well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.
Actual and required capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2010
Total Capital to risk weighted assets	$26,909	12.2%	$17,610	8.0%	$22,012	10.0%

Tier 1 (Core) Capital to risk weighted assets	24,144	11.0%	8,805	4.0%	13,207	6.0%

Tier 1 (Core) Capital to adjusted total assets	24,144	8.4%	11,447	4.0%	14,309	5.0%

Tangible Capital to adjusted total assets	24,144	8.4%	4,293	1.5%	N/A	N/A

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — REGULATORY CAPITAL MATTERS (continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2009
Total Capital to risk weighted assets	$26,978	11.7%	$18,417	8.0%	$23,021	10.0%

Tier 1 (Core) Capital to risk weighted assets	24,073	10.5%	9,208	4.0%	13,813	6.0%

Tier 1 (Core) Capital to adjusted total assets	24,073	8.9%	10,850	4.0%	13,563	5.0%

Tangible Capital to adjusted total assets	24,073	8.9%	4,069	1.5%	N/A	N/A
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter. Management believes that this test is met.
CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established at $14,300, which was net worth reported in the conversion prospectus. The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if CFBank liquidated. Dividends may not reduce CFBank’s shareholder’s equity below the required liquidation account balance.
Dividend Restrictions— The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2010, CFBank must have approval prior to any dividend payments. See Note 8 — Preferred Stock for a description of restrictions on the payment of dividends on the Company’s common stock as a result of the Holding Company’s participation in the TARP Capital Purchase Program.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 10 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) and related tax effects are as follows at March 31, 2010 and 2009.

	Three months ended March 31,
	2010	2009

Change in unrealized holding gains on securities available for sale	$(46)	$266
Reclassification adjustment for gains realized in income	(240)	—

Net change in unrealized gains	(286)	266
Tax effect	—	(91)

Net of tax amount	$(286)	$175

The following is a summary of the accumulated other comprehensive income balances net of tax.

	December 31,	Current period	March 31,
	2009	change	2010

Unrealized gains (losses) on securities available for sale	$704	$(286)	$418

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.
Forward-Looking Statements
Statements in this Form 10-Q that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the Company or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:
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
Other risks are detailed in our filings with the Securities and Exchange Commission, including our Form 10-K filed for 2009, all of which are difficult to predict and many of which are beyond our control.
Business Overview
Central Federal Corporation (hereafter referred to, together with its subsidiaries, as the Company and individually as the Holding Company) is a savings and loan holding company incorporated in Delaware in 1998. Substantially all of our business is the operation of our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of online internet banking, remote deposit, corporate cash management and telephone banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. The majority of our customers are consumers, small businesses, and small business owners.
General
Our net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums, and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.
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
The significant volatility and disruption in capital, credit and financial markets experienced in 2008 continued to have a detrimental effect on our national and local economies in 2009 and the quarter ended March 31, 2010. These effects include declining real estate values; continued tightening in the availability of credit; illiquidity in certain securities markets; increasing loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; declining consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. These conditions also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; declines in the value of our securities portfolio; increases in our cost of funds due to increased competition and aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock.
Other than as discussed above and noted in the following narrative, we are not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. We are not aware of any current recommendations by regulators which would have a material effect if implemented, except as described above and in the following narrative.
Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations. This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Financial Condition
General. Assets totaled $288.6 million at March 31, 2010 and increased $14.9 million, or 5.4%, from $273.7 million at December 31, 2009. The increase was due to a $20.7 million increase in cash and cash equivalents, partially offset by a $7.6 million decrease in net loan balances.
Cash and cash equivalents. Cash and cash equivalents totaled $23.7 million at March 31, 2010 and increased $20.7 million from $3.0 million at December 31, 2009. The increase in cash and cash equivalents was a result of building on-balance-sheet liquidity. The increase in liquidity was accomplished through the purchase of brokered deposits, which were also used to lock the cost of longer-term liabilities at low current market interest rates. Liquidity was also increased by proceeds from the sale of a $4.3 million auto loan portfolio, which also reduced credit risk associated with these loans.
Securities. Securities available for sale totaled $23.2 million at March 31, 2010, and increased $2.0 million, or 9.4%, compared to $21.2 million at December 31, 2009 due to purchases during the period exceeding sales, scheduled maturities and repayments.
Loans. Net loans totaled $223.5 million at March 31, 2010 and decreased $7.6 million, or 3.3%, from $231.1 million at December 31, 2009. The decrease was primarily due to lower consumer loan balances and, to a lesser extent, lower commercial real estate and single-family residential mortgage balances. Consumer loans totaled $20.6 million at March 31, 2010 and decreased $5.5 million, or 20.9%, due to the sale of a $4.3 million auto loan portfolio and repayments of auto loans and home equity lines of credit. Commercial, commercial real estate and multi-family loans decreased $954,000 from December 31, 2009 and totaled $180.7 million at March 31, 2010. The decrease was primarily in commercial real estate loan balances, which decreased $2.6 million due to principal repayments and payoffs in excess of current quarter originations. Single-family residential mortgage loans, including construction loans, totaled $29.6 million at March 31, 2010 and decreased $930,000, or 3.0%, from $30.5 million at December 31, 2009. The decrease in mortgage loans was due to current quarter principal repayments in excess of loans originated for portfolio.
Allowance for loan losses. The allowance for loan losses (ALLL) totaled $7.4 million at March 31, 2010 and December 31, 2009. The ratio of the ALLL to total loans totaled 3.20% at March 31, 2010, compared to 2.98% at December 31, 2009.
The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. Based on the variables involved and the fact that management must make judgments about outcomes that are uncertain, the determination of the ALLL is considered to be a critical accounting policy. See the “Critical Accounting Policies” section of this Form 10-Q for additional discussion.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when full payment under the loan terms is not expected. Commercial, commercial real estate and multi-family residential loans are individually evaluated for impairment when 90 days delinquent and adversely classified, regardless of size. Loans over $500,000 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. Loans for which the terms have been modified to grant concessions, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. If a loan is determined to be impaired, the loan is evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, increased $832,000, or 6.3%, and totaled $14.1 million at March 31, 2010, compared to $13.2 million at December 31, 2009. The increase in nonperforming loans was primarily due to additional loans that became nonperforming, partially offset by the sale of the underlying collateral of various loans during the quarter. The net increase in nonperforming loans was primarily related to commercial and commercial real estate loans, which increased $430,000 and $1.0 million, respectively, offset by a decrease in multi-family residential loans, which decreased $571,000. Nonperforming loans totaled 6.09% of total loans at March 31, 2010, compared to 5.56% at December 31, 2009. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding nonperforming loans.
Individually impaired loans totaled $13.4 million at March 31, 2010, and decreased $301,000, or 3.3% from $13.7 million at December 31, 2009. All individually impaired loans are included in nonperforming loans, except for a $148,000 loan which is a troubled debt restructuring where the customer has established a sustained period of repayment performance, the loan is current according to its modified terms, and repayment of the remaining contractual payments is expected. The amount of the ALLL specifically allocated to individually impaired loans totaled $3.6 million at March 31, 2010 compared to $2.0 million at December 31, 2009. The increase in the amount of the ALLL specifically allocated to individually impaired loans was primarily related to two commercial real estate loan relationships which became impaired during the current quarter, where the underlying collateral values had decreased due to current economic conditions, and the borrowers’ business was detrimentally affected by the continued adverse economic environment. The specific reserve on impaired loans is based on management’s estimate of the fair value of collateral securing the loans, or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.
The general component of the ALLL covers loans not classified as impaired and is based on historical loss experience adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The general ALLL is calculated based on CFBank’s loan balances and actual historical payment default rates for individual loans with payment defaults. For loans with no actual payment default history, industry estimates of payment default rates are applied, based on the applicable property types in the state where the collateral is located. Results are then scaled based on CFBank’s internal loan risk ratings, increasing the probability of default on loans with higher risk ratings, and industry loss rates are applied based on loan type. Industry estimates of payment default rates and industry loss rates are based on information compiled by the FDIC.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Industry information is adjusted based on management’s judgment regarding items specific to CFBank, and the current factors discussed previously. The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time. Specifically, industry information is adjusted by comparing the historical payment default rates (CFBank historical default rates and industry estimates of payment default rates) against the current rate of payment default to determine if the current level is high or low to historical rates, or rising or falling in light of the current economic outlook. Industry information is adjusted by comparison to CFBank’s historical one year loss rates, as well as the trend in those loss rates, past due, nonaccrual and classified loans. This adjustment process is performed for each segment of the portfolio. Commercial loans are segregated by secured and unsecured amounts. Commercial real estate loans are segregated by permanent mortgages on commercial real estate, land loans, and construction loans. Multi-family residential real estate loans are segregated by permanent mortgages on multi-family real estate, and construction loans. Single-family residential loans are segregated by first liens, junior liens, and construction loans. Consumer loans are segregated by home equity lines of credit (which are further segregated by loans originated by CFBank, and loans purchased), auto loans, credit cards, loans on deposits, and other consumer loans. These individual segments are then further segregated by internal loan risk ratings.
All lending activity involves risks of loan losses. Certain types of loans, such as option adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans, and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending, or used option ARM products, or loans with initial teaser rates.
Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $3.7 million, or 8.4% of the commercial loan portfolio at March 31, 2010. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. None of the unsecured loans are 30 days or more delinquent at March 31, 2010.
One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the allowance determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or if not available, estimated declines in value were considered in the evaluation process. Within the real estate loan portfolios, in the aggregate, including single-family, multi-family and commercial real estate, more than 90% of the portfolio has loan-to-value ratios of 85% or less, allowing for some decline in real estate values without exposing the Company to loss. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at March 31, 2010, however, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family real estate, may expose the Company to additional losses.
Home equity lines of credit include both purchased loans and loans we originated for portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Virginia and Florida. The outstanding balance of the purchased home equity lines of credit totaled $4.2 million at March 31, 2010, and $2.6 million, or 60.5%, of the balances are collateralized by properties in these states. The collateral values associated with loans in these states have declined from 10% to 25% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. At March 31, 2010, there were 11 loans where the loan balances exceeded collateral values by an aggregate amount of $493,000. We have experienced increased write-offs in the purchased portfolio as the depressed state of the housing market and general economy has continued and, in the first quarter of 2010, two loans totaling $118,000 were written off. We continue to monitor collateral values and borrower FICO® scores and, when the situation warrants, have frozen the lines of credit.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Credit reviews for these loan types are performed annually, and loan officers maintain close contact with borrowers between annual reviews. Adjustments to loan risk ratings are based on the annual reviews, or any time loan officers receive information that may affect risk ratings. Additionally, an independent review of commercial, commercial real estate and multi-family residential loans is performed at least annually. Management uses the results of this review to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of our internal loan risk rating system. We have incorporated the OTS internal asset classifications as a part of our credit monitoring system and internal loan risk rating system. In accordance with regulations, problem assets are classified as “substandard,” “doubtful” or “loss,” and the classifications are subject to review by the OTS. An asset is considered “substandard” under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered “doubtful” under the regulations has all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets considered “loss” under the regulations are those considered “uncollectible” and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are required to be designated “special mention” when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these problem asset categories.
The following table presents information on classified and criticized loans as of March 31, 2010 and December 31, 2009. No loans were classified “doubtful” or “loss” at either date. This table includes nonperforming loans as of each date.

	March 31, 2010	December 31, 2009
	(Dollars in thousands)
Special mention
Commercial	$5,677	$3,892
Multi-family residential real estate	3,138	3,143
Commercial real estate	2,830	1,432
Home equity lines of credit	3,621	3,894

Total	$15,266	$12,361

Substandard
Commercial	$647	$317
Single-family residential real estate	553	426
Multi-family residential real estate	5,097	5,671
Commercial real estate	10,215	10,723
Home equity lines of credit	1,162	1,307
Other consumer loans	—	14

Total	$17,674	$18,458

The increase in loans classified “special mention” was primarily related to deterioration in the commercial and commercial real estate portfolios due to the continued adverse economic environment in the first quarter of 2010 and its detrimental effect on collateral values and the ability of borrowers to make loan payments. The decrease in loans classified “substandard” was primarily due to sale of the underlying collateral of various multi-family and commercial real estate loans, partially offset by additional loans that became “substandard” during the first quarter of 2010.
Management’s loan review, assignment of risk ratings and classification of assets includes the identification of substandard loans where accrual of interest continues because the loans are under 90 days delinquent and/or the loans are well secured, a complete documentation review had been performed, and the loans are in the active process of being collected, but the loans exhibit some type of weakness that could lead to nonaccrual status in the future. At March 31, 2010, in addition to the nonperforming loans discussed previously, two commercial real estate loans, totaling $2.3 million, and one multi-family residential real estate loan, totaling $1.3 million, were classified as substandard. At December 31, 2009, in addition to the nonperforming loans discussed previously, a $100,.000 commercial loan, four commercial real estate loans totaling $3.9 million, and a $1.3 million multi-family residential real estate loan were classified as substandard.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2010; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses would occur if economic conditions and factors which affect credit quality, real estate values and general business conditions continue to worsen or do not improve.
Deposits. Deposits totaled $234.7 million at March 31, 2010 and increased $23.6 million, or 11.2%, from $211.1 million at December 31, 2009. The increase was due to a $16.6 million increase in certificate of deposit accounts, a $3.3 million increase in money market account balances, and a $3.1 million increase in noninterest bearing checking account balances. Interest bearing checking accounts and savings accounts increased $252,000 and $418,000, respectively.
CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit balances up to $50 million. Customer balances in the CDARS program decreased $2.2 million from December 31, 2009 and totaled $34.8 million at March 31, 2010. The current period decrease in CDARS account balances was a result of customers transferring these funds into the CFBank money market account, which is a more liquid, higher yielding account. CDARS balances are considered brokered deposits by regulations. Not considering CDARS deposits, brokered deposits totaled $26.8 million at March 31, 2010 and increased $18.0 million from the end of 2009. The increase in brokered deposits was based on CFBank’s asset liability management strategies to lock the cost of longer-term liabilities at low current market interest rates available. Brokered deposits were added during the current quarter at a weighted average cost of 1.91% and weighted average maturity of 32 months. CFBank would have had to pay above-market rates and incur substantially higher interest costs to achieve this growth through the retail channel. Extending the duration of liabilities will have a positive impact on the cost of funds should interest rates rise. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.
Money market account balances increased $3.3 million in the first quarter of 2010 due to competitive rates offered by CFBank and the transfer of maturing certificate of deposit balances by customers seeking increased liquidity and higher yields.
Noninterest bearing checking account balances increased $3.1 million, or 18%, in the first quarter of 2010 as a result of management’s continued focus on building complete banking relationships with commercial clients.
CFBank is a participant in the FDIC’s Transaction Account Guarantee Program (TAGP). Under that program, through June 10, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.
Short-term FHLB advances. Short-term FHLB advances decreased $2.1 million from the end of 2009. Overnight advances were repaid during the quarter with funds provided by the increase in on-balance-sheet liquidity. These advances were not replaced in order to increase available borrowing capacity with the FHLB.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Long-term FHLB advances. Long-term FHLB advances totaled $23.9 million at March 31, 2010 and decreased $6.0 million, or 20% from the end of 2009 due to repayment of maturing advances. The decrease resulted from management’s decision, as part of the Company’s liquidity management program, to maintain available borrowing capacity with the FHLB.
Stockholders’ equity. Stockholders’ equity totaled $22.7 million at March 31, 2010 and decreased $482,000 during the first quarter of 2010. The decrease was due to the net loss for the quarter, $90,000 preferred stock dividends related to the TARP Capital Purchase Program, and a $286,000 decrease in the market value of the securities portfolio. CFBank remains well-capitalized for regulatory purposes as of March 31, 2010.
With the capital provided by the TARP Capital Purchase Plan, we intend to continue to make financing available to businesses and consumers in our existing market areas. Since receipt of $7.2 million in TARP Capital Purchase Plan proceeds in December 2008 and through March 31, 2010, we have originated loans totaling $133.2 million, or over 18 times the amount of TARP Capital Purchase Plan funds received.
Comparison of the Results of Operations for the Three Months Ended March 31, 2010 and 2009
General. Net loss totaled $95,000, or $.05 per diluted common share, for the quarter ended March 31, 2010, compared to a net loss of $246,000, or $.08 per diluted common share, for the quarter ended March 31, 2009. Operations for the three months ended March 31, 2010 were positively impacted by an increase in net interest income and noninterest income as well as a decrease in noninterest expense compared to the quarter ended March 31, 2009. Performance for both the quarter ended March 31, 2010 and March 31, 2009 was significantly impacted by the provision for loan losses, which totaled $748,000 and $550,000, respectively.
Net interest income. Net interest income is a significant component of net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities. The tables titled “Average Balances, Interest Rates and Yields” and “Rate/Volume Analysis of Net Interest Income” provide important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income.
Net interest income increased $169,000, or 8.2%, and totaled $2.2 million for the first quarter of 2010, compared to $2.1 million for the first quarter of 2009. Net interest margin increased 34 basis points (bp) to 3.39% in the first quarter of 2010, compared to 3.05% in the first quarter of 2009, due to a larger decline in funding costs than in asset yields. The average cost of interest-bearing liabilities decreased 91 bp and the average yield on interest-earning assets decreased 41 bp. The decrease in the average cost of interest-bearing liabilities was primarily due to the sustained low market interest rate environment, which continued to have a favorable impact on our cost of funding. The decrease in average yield on interest-earning assets was due to the addition and repricing of adjustable rate loans, an increase in on-balance-sheet liquidity, which is currently invested short-term at current market interest rates, and a higher level of nonperforming loans at March 31, 2010 than at March 31, 2009. Growth in noninterest bearing deposits, which totaled $20.2 million at March 31, 2010, and increased 33.8% from $15.1 million at March 31, 2009, also had a favorable impact on our net interest margin. Management continues to focus on margin expansion while remaining interest rate risk neutral.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income. Interest income decreased $358,000, or 9.6%, to $3.4 million in the first quarter of 2010, compared to $3.7 million in the first quarter of 2009. The decrease in interest income was largely due to a decrease in income on loans and securities. Interest income on loans decreased $251,000, or 7.4%, to $3.1 million in the first quarter of 2010, from $3.4 million in the first quarter of 2009. The decrease in income on loans was due to a decline in both the average yield on loans and the average balance of loans. The average yield on loans decreased 22 bp to 5.52% in the first quarter of 2010, from 5.74% in the first quarter of 2009. The decrease in yield on loans was due to the origination of new loans at lower market interest rates, lower reset rates on existing adjustable rate loans, and an increase in nonperforming loans. The average balance of loans outstanding decreased $9.1 million, or 3.8%, to $227.8 million in the first quarter of 2010, from $236.9 million in the first quarter of 2009. The decrease in the average balance of loans was due to $6.2 million in net loan write-offs during the twelve months ended March 31, 2010, the sale of $4.3 million in auto loans during the first quarter of 2010, and principal repayments and loan payoffs offset by originations. Interest income on securities decreased $101,000, or 34.0%, to $196,000 for the first quarter of 2010, from $297,000 in the first quarter of 2009. The decrease in income on securities was due to a decrease in both the average yield and average balance of securities. The average yield on securities decreased 165 bp to 3.70% in the first quarter of 2010, from 5.35% in the first quarter of 2009. The decrease in the average yield on securities was due to securities purchases at lower market interest rates in the current period. The average balance of securities decreased $1.1 million, or 4.7%, to $21.9 million in the first quarter of 2010, from $22.9 million in the first quarter of 2009. The decrease in the average balance of securities was due to securities sales, maturities and repayments in excess of purchases.
Interest expense. Interest expense decreased $527,000, or 31.6%, to $1.1 million for the first quarter of 2010, compared to $1.7 million in the first quarter of 2009. The decrease in interest expense resulted from lower deposit and borrowing costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits. Interest expense on deposits decreased $440,000, or 32.4%, to $919,000 in the first quarter of 2010, from $1.4 million in the first quarter of 2009. The decrease in interest expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 92 bp to 1.76% in the first quarter of 2010, from 2.68% in the first quarter of 2009, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances increased $6.2 million, or 3.1%, to $209.0 million in the first quarter of 2010, from $202.8 million in the first quarter of 2009. The increase in average deposit balances was predominantly due to growth in money market and checking account balances partially offset by a decrease in certificate of deposit account balances.
Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $87,000, or 28.0%, to $224,000 in the first quarter of 2010, from $311,000 in the first quarter of 2009. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in both the average cost and average balances of these funds. The average cost of borrowings decreased 66 bp to 3.01% in the first quarter of 2010, from 3.67% in the first quarter of 2009. The decrease in borrowing cost was due to lower market interest rates in the current year period. Average balances of FHLB advances and other borrowings, including subordinated debentures, decreased $4.1 million, or 12.1%, to $29.8 million in the first quarter of 2010, from $33.9 million in the first quarter of 2009. The decrease in the average balance was primarily due to repayment of FHLB advances with funds from the growth in deposits.
Provision for loan losses. Provisions for loan losses are based on management’s estimate of probable incurred credit losses in the loan portfolio and the resultant ALLL required. Based on review of the loan portfolio at March 31, 2010, the provision totaled $748,000 for the quarter ended March 31, 2010, compared to $550,000 for the quarter ended March 31, 2009. The increase in the provision in the first quarter of 2010 was a result of a $1.5 million increase in specific valuation allowances. At December 31, 2009, the general portion of the ALLL included an allocation for specific concerns management held about commercial real estate loans in CFBank’s Columbus market. In the quarter ended March 31, 2010, the specific concerns became evident in an increase in loans individually identified as impaired and specific reserves associated with those loans. During the quarter, we reduced the general reserve allocation for these specific concerns at the same time we recognized the specific reserves. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information.
Net charge-offs totaled $430,000, or .74% of average loans on an annualized basis in the first quarter of 2010 compared to $141,000, or .24% of average loans on an annualized basis in the first quarter of 2009. The increase in net charge-offs in the first quarter of 2010 was primarily in the commercial real estate and multi-family real estate loan portfolios. Net charge-offs in the first quarter of 2009 related to home equity lines of credit.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest income. Noninterest income for the first quarter of 2010 totaled $510,000 and increased $224,000, or 78.3% from the first quarter of 2009. The increase was due to $240,000 in gains on sales of securities in the first quarter of 2010. The sales proceeds were reinvested in securities which have a 0% total risk-based capital requirement. The gains on sales positively impacted CFBank’s core capital ratio, and reinvestment in 0% risk-weighted assets had a positive impact on CFBank’s total risk-based capital ratio. There were no sales of securities in the first quarter of 2009.
The largest recurring component of noninterest income is net gains on sales of loans. Net gains on the sales of loans for the first quarter of 2010 totaled $150,000, compared to $152,000 for the first quarter of 2009. Management continues to increase CFBank’s staff of professional mortgage loan originators, who have been successful in building mortgage production and sales volumes. CFBank’s mortgage professionals continue to gain market share by building relationships with local realtors, as well as building the ability to originate loans on a nation-wide basis.
Noninterest expense. Noninterest expense decreased $74,000, or 3.4%, and totaled $2.1 million in the first quarter of 2010, compared to $2.2 million in the first quarter of 2009. The decrease was primarily due to lower professional fees and occupancy and equipment expense, partially offset by an increase in FDIC premiums in the current year quarter. Professional fees decreased $131,000, or 38.9%, and totaled $206,000 in the first quarter of 2010, compared to $337,000 in the first quarter of 2009. Professional fees in the first quarter of 2009 included $151,000 in legal and forensic accounting fees related to the investigation of unusual return item activity involving deposit accounts of a third party payment processor. No such fees were incurred in 2010. Occupancy and equipment expense decreased $77,000, or 53.1%, and totaled $68,000 in the first quarter of 2010, compared to $145,000 in the first quarter of 2009. The decrease was due to the elimination of rent expense for the Company’s Fairlawn office as a result of the October 2009 acquisition of Smith Ghent LLC, which owns the Fairlawn office building. FDIC premiums increased $84,000, or 129.2%, and totaled $149,000 in the first quarter of 2010, compared to $65,000 in the first quarter of 2009. The increase was due to higher assessment rates and deposit balances in the current year quarter.
The ratio of noninterest expense to average assets improved to 2.97% in the first quarter of 2010, from 3.04% in prior year quarter as a result of the decrease in noninterest expense and increase in total assets during the current year quarter. The efficiency ratio also improved, to 83.87% in the first quarter of 2010, from 92.92% for the first quarter of 2009.
Income taxes. The Company realized a $20,000 income tax benefit in the first quarter of 2010 related to the valuation allowance on the tax effect associated with current period vesting of stock compensation awards that were granted in years prior to 2009. The tax benefit in the first quarter of 2009 related to the pre-tax loss in that period. In the third quarter of 2009, the Company recorded a valuation allowance against the deferred tax asset. The valuation allowance reduced net income and equity by $4.3 million during the year ended December 31, 2009. The tax benefits will be recognized, and earnings and equity will be increased, as the Company generates taxable income in future periods.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Average Balances, Interest Rates and Yields. The following table presents, for the periods indicated, the total dollar amount of fully taxable equivalent interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average balances are computed using month-end balances.

	For Three Months Ended March 31,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$21,877	$196	3.70%	$22,949	$297	5.35%
Loans and loans held for sale (3)	227,827	3,146	5.52%	236,870	3,397	5.74%
Other earning assets	12,327	8	0.26%	8,672	12	0.55%
FHLB stock	1,942	22	4.53%	2,109	24	4.55%

Total interest-earning assets	263,973	3,372	5.12%	270,600	3,730	5.53%
Noninterest-earning assets	20,032			16,616

Total assets	$284,005			$287,216

Interest-bearing liabilities:
Deposits	$208,996	919	1.76%	$202,814	1,359	2.68%
FHLB advances and other borrowings	29,764	224	3.01%	33,873	311	3.67%

Total interest-bearing liabilities	238,760	1,143	1.91%	236,687	1,670	2.82%

Noninterest-bearing liabilities	21,773			17,460

Total liabilities	260,533			254,147

Equity	23,472			33,069

Total liabilities and equity	$284,005			$287,216

Net interest-earning assets	$25,213			$33,913

Net interest income/interest rate spread		$2,229	3.21%		$2,060	2.71%

Net interest margin			3.39%			3.05%

Average interest-earning assets to average interest-bearing liabilities	110.56%			114.33%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Balance is net of the ALLL, deferred loan origination fees, undisbursed proceeds of construction loans and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Rate/Volume Analysis of Net Interest Income. The following table presents the dollar amount of changes in interest income and interest expense for major components of interest-earning assets and interest-bearing liabilities. It distinguishes between the increase and decrease related to changes in balances and/or changes in interest rates. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by the prior rate) and (ii) changes in rate (i.e., changes in rate multiplied by prior volume). For purposes of this table, changes attributable to both rate and volume which cannot be segregated have been allocated proportionately to the change due to volume and the change due to rate.

	Three Months Ended
	March 31, 2010
	Compared to Three Months Ended
	March 31, 2009
	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(88)	$(13)	$(101)
Loans and loans held for sale	(124)	(127)	(251)
Other earning assets	(24)	20	(4)
FHLB stock	—	(2)	(2)

Total interest-earning assets	(236)	(122)	(358)

Interest-bearing liabilities:
Deposits	(709)	269	(440)
FHLB advances and other borrowings	(52)	(35)	(87)

Total interest-bearing liabilities	(761)	234	(527)

Net change in net interest income	$525	$(356)	$169

(1)	Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operation, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.
We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements. The following discussion details the critical accounting policies and the nature of the estimates made by management.
Determination of the allowance for loan losses. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including performing loans, trends in past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Nonperforming loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes review of historical data, judgments regarding the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable, various collection strategies, and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled "Financial Condition — Allowance for loan losses” and in Notes 1, 3 and 4 to our consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Valuation of the deferred tax asset. Another critical accounting policy relates to valuation of the deferred tax asset, which includes the benefit of loss carryforwards which expire in varying amounts in future periods. At year-end 2009, the Company had net operating loss carryforwards of approximately $7.7 million which expire at various dates from 2024 to 2029. Realization is dependent on generating sufficient future taxable income prior to expiration of the loss carryforwards. The Company’s net loss in 2009 reduced management’s near term estimate of future taxable income, and reduced the amount of the net deferred tax asset considered realizable. A $4.3 million valuation allowance was recorded in 2009, reducing the amount of the net deferred tax asset to zero. Additional information regarding this policy is included in the previous section captioned “Comparison of the Results of Operations for the Three Months Ended March 31, 2010 and 2009 - Income taxes” and is included in Notes 1 and 12 to our consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K.
Fair value of financial instruments. Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Notes 1 and 4 to our consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K.
Liquidity and Capital Resources
In general terms, liquidity is a measurement of an enterprise’s ability to meet cash needs. The primary objective in liquidity management is to maintain the ability to meet loan commitments and to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of funds are deposits; amortization, prepayments and sales of loans; maturities, sales and principal receipts of securities available for sale; borrowings; and operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors and the requirements of its own deposit and loan customers. Management believes that CFBank’s liquidity is sufficient.
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the FRB, lines of credit with two commercial banks, and the ability to obtain deposits by offering above-market interest rates. Under a directive from the OTS dated April 6, 2010, CFBank cannot increase the amount of brokered deposits, excluding interest credited, without the prior non-objection of the OTS. Management has requested that the OTS exempt deposits received through the CDARS program, which are considered brokered deposits by regulation, from this restriction. If the OTS does not agree to exempt CDARS deposits from this restriction, CFBank may be unable to accept new CDARS deposits to the extent such acceptance would increase total brokered deposits above the April 6, 2010 level.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2010 and December 31, 2009.

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Cash and unpledged securities	$25,911	$5,033
Additional borrowing capacity at the FHLB	5,788	7,720
Additional borrowing capacity at the FRB	39,242	12,129
Unused commercial bank lines of credit	8,000	8,000

Total	$78,941	$32,882

Cash available from liquid assets and borrowing capacity increased to $78.9 million at March 31, 2010 from $32.9 million at December 31, 2009. Cash and unpledged securities increased $20.9 million in the first quarter of 2010 due to management’s strategy to use brokered deposits to increase on-balance-sheet liquidity and lock the cost of longer-term liabilities at low current market interest rates available. CFBank’s additional borrowing capacity with the FHLB decreased to $5.8 million at March 31, 2010 from $7.7 million at December 31, 2009 primarily due to tightening in overall credit policies by the FHLB during the first quarter of 2010. CFBank’s additional borrowing capacity at the FRB increased to $39.2 million at March 31, 2010 from $12.1 million at December 31, 2008 due to additional commercial real estate loans pledged as collateral with the FRB during the first quarter of 2010. Further tightening in credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio, or a decline in the balances of pledged collateral, may reduce CFBank’s borrowing capacity.
CFBank could raise additional deposits by offering above-market interest rates. Current regulatory restrictions limit an institution’s ability to pay above-market interest rates in situations where capital levels fall below well-capitalized levels. CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC temporarily increased deposit insurance coverage from $100,000 to $250,000 per depositor through December 31, 2013. CFBank is a participant in the FDIC’s Temporary Liquidity Guarantee Program that provides unlimited deposit insurance coverage, through June 30, 2010, for noninterest-bearing transaction accounts. Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank.
The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries, or the sale of assets. The Holding Company has been asked to enter into an agreement with the OTS whereby the Holding Company will not be able to incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Additionally, the Holding Company will not be able to declare, make, or pay any cash dividends or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any Holding Company equity stock without the prior non-objection of the OTS. The agreement with the OTS, however, is not expected to restrict the Holding Company’s ability to raise funds in the securities markets though equity offerings.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
At March 31, 2010, the Holding Company and its subsidiaries, other than CFBank, had cash of $1.6 million available to meet cash needs. Annual debt service on the subordinated debentures is currently approximately $160,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.10% at March 31, 2010. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,000 at the current 5% level, which is scheduled to increase to 9% after February 14, 2013. Annual operating expenses are approximately $425,000. The Holding Company’s available cash at March 31, 2010 is sufficient to cover cash needs, at their current level, for approximately 1.7 years.
Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior approval of the OTS. Generally, CFBank may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank would remain well capitalized after the dividend payment. As of March 31, 2010, CFBank can pay no dividends to the Holding Company without OTS approval. Future dividend payments by CFBank to the Holding Company would be based upon future earnings and the approval of the OTS. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, management is exploring additional sources of funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.
At March 31, 2010, CFBank exceeded all of its regulatory capital requirements to be considered well-capitalized with a Tier 1 capital level of $24.1 million, or 8.4% of adjusted total assets, which exceeds the required level of $14.3 million, or 5.0%; Tier 1 risk-based capital level of $24.1 million, or 11.0% of risk-weighted assets, which exceeds the required level of $13.2 million, or 6.0%; and total risk-based capital of $26.9 million, or 12.2% of risk-weighted assets, which exceeds the required level of $22.0 million, or 10.0%.

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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the first quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information

Item 6.	Exhibits.
See Exhibit Index at page 45 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: May 14, 2010	By:	/s/ Mark S. Allio
Mark S. Allio
Chairman of the Board, President and Chief Executive Officer

Dated: May 14, 2010	By:	/s/ Therese Ann Liutkus
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