Form 10-Q
period 2010-06-30
CENTRAL FEDERAL CORP
filed 2010-08-16
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 30, 2010, there were 4,122,839 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION
FORM 10-Q
QUARTER ENDED JUNE 30, 2010
INDEX

CENTRAL FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$13,406	$2,973
Securities available for sale	24,282	21,241
Loans held for sale	10,069	1,775
Loans, net of allowance of $10,074 and $7,090	208,238	231,105
Federal Home Loan Bank stock	1,942	1,942
Loan servicing rights	72	88
Foreclosed assets, net	2,348	—
Premises and equipment, net	6,783	7,003
Other intangible assets	149	169
Bank owned life insurance	4,083	4,017
Accrued interest receivable and other assets	3,729	3,429

	$275,101	$273,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$20,687	$17,098
Interest bearing	205,568	193,990

Total deposits	226,255	211,088
Short-term Federal Home Loan Bank advances	—	2,065
Long-term Federal Home Loan Bank advances	23,942	29,942
Advances by borrowers for taxes and insurance	48	161
Accrued interest payable and other liabilities	2,549	2,104
Subordinated debentures	5,155	5,155

Total liabilities	257,949	250,515

Stockholders’ equity
Preferred stock, Series A, $.01 par value; $7,225 aggregate liquidation value, 1,000,000 shares authorized; 7,225 shares issued	7,045	7,021
Common stock, $.01 par value; shares authorized; 12,000,000, shares issued; 4,651,372 in 2010 and 4,658,120 in 2009	47	47
Common stock warrant	217	217
Additional paid-in capital	27,476	27,517
Retained earnings (accumulated deficit)	(14,887)	(9,034)
Accumulated other comprehensive income	499	704
Treasury stock, at cost; 558,533 shares	(3,245)	(3,245)

Total stockholders’ equity	17,152	23,227

	$275,101	$273,742

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$3,074	$3,326	$6,220	$6,723
Securities	172	288	368	585
Federal Home Loan Bank stock dividends	21	23	43	47
Federal funds sold and other	15	7	23	19

	3,282	3,644	6,654	7,374

Interest expense
Deposits	890	1,222	1,809	2,581
Short-term Federal Home Loan Bank advances and other debt	—	—	—	1
Long-term Federal Home Loan Bank advances and other debt	170	296	354	550
Subordinated debentures	41	53	81	109

	1,101	1,571	2,244	3,241

Net interest income	2,181	2,073	4,410	4,133

Provision for loan losses	5,938	1,357	6,686	1,907

Net interest income after provision for loan losses	(3,757)	716	(2,276)	2,226

Noninterest income
Service charges on deposit accounts	74	79	144	161
Net gains on sales of loans	181	179	331	331
Loan servicing fees, net	2	9	10	18
Net gain on sales of securities	—	—	240	—
Earnings on bank owned life insurance	33	32	66	64
Other	3	2	12	13

	293	301	803	587

Noninterest expense
Salaries and employee benefits	1,060	1,097	2,113	2,143
Occupancy and equipment	45	139	113	284
Data processing	164	151	319	307
Franchise taxes	85	92	178	178
Professional fees	272	105	478	442
Director fees	26	17	52	51
Postage, printing and supplies	43	53	102	112
Advertising and promotion	27	2	55	14
Telephone	27	28	51	52
Loan expenses	16	19	43	32
Foreclosed assets, net	1	—	1	—
Depreciation	133	117	264	236
FDIC Premiums	101	271	250	336
Amortization of intangibles	10	—	20	—
Other	89	91	166	175

	2,099	2,182	4,205	4,362

Loss before income taxes	(5,563)	(1,165)	(5,678)	(1,549)

Income tax expense (benefit)	(10)	(403)	(30)	(541)

Net loss	(5,553)	(762)	(5,648)	$(1,008)
Preferred stock dividends and accretion of unearned discount on preferred stock	(102)	(102)	(204)	(203)

Net loss attributable to common stockholders	$(5,655)	$(864)	$(5,852)	$(1,211)

Loss per common share:
Basic	$(1.38)	$(0.21)	$(1.43)	$(0.30)
Diluted	$(1.38)	$(0.21)	$(1.43)	$(0.30)
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

					Retained	Accumulated
			Common	Additional	Earnings	Other		Total
	Preferred	Common	Stock	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit)	Income	Stock	Equity

Balance at January 1, 2010	$7,021	$47	$217	$27,517	$(9,034)	$704	$(3,245)	$23,227

Comprehensive loss:
Net loss					(5,648)			(5,648)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(205)		(205)

Total comprehensive loss								(5,853)

Accretion of discount on preferred stock	24				(24)			—
Release of (2,277) stock based incentive plan shares, net of forfeitures				(7)				(7)
Tax effect from vesting of stock based incentive plan shares				(30)				(30)
Stock option expense, net of forfeitures				(4)				(4)
Preferred stock dividends					(181)			(181)

Balance at June 30, 2010	$7,045	$47	$217	$27,476	$(14,887)	$499	$(3,245)	$17,152

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Retained	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Earnings	Income	Stock	Equity

Balance at January 1, 2009	$6,989	$47	$217	$27,455	$1,262	$350	$(3,245)	$33,075

Comprehensive loss:
Net loss					(1,008)			(1,008)
Other comprehensive income						151		151
Total comprehensive loss								(857)

Preferred stock offering costs	(13)							(13)
Accretion of unearned discount on preferred stock	22				(22)			—
Release of 6,925 stock based incentive plan shares				29				29
Forfeiture of 1,200 stock based incentive plan shares					1			1
Tax benefits from dividends on unvested stock based incentive plan shares				1				1
Tax effect from vesting of stock based incentive plan shares				(20)				(20)
Stock option expense				15				15
Preferred stock dividends					(181)			(181)

Balance at June 30, 2009	$6,998	$47	$217	$27,480	$52	$501	$(3,245)	$32,050

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2010	2009

Cash flows from operating activities	$(1,287)	$(4,808)

Cash flows from investing activities Available-for-sale securities:
Sales	9,031	—
Maturities, prepayments and calls	2,556	3,157
Purchases	(14,737)	(2,031)
Loan originations and payments, net	3,830	340
Proceeds from sale of portfolio loans	4,302	—
Additions to premises and equipment	(45)	(22)
Proceeds from the sale of premises and equipment	—	1
Proceeds from the sale of foreclosed assets	—	28

Net cash from investing activities	4,937	1,473

Cash flows from financing activities
Net change in deposits	15,142	7,250
Net change in short-term borrowings from the FHLB and other debt	(2,065)	(5,850)
Proceeds from long-term FHLB advances and other debt	—	17,942
Repayments on long-term FHLB advances and other debt	(6,000)	(7,200)
Net change in advances by borrowers for taxes and insurance	(113)	(95)
Cash dividends paid on common stock	—	(205)
Cash dividends paid on preferred stock	(181)	(161)
Costs associated with issuance of preferred stock	—	(13)

Net cash from financing activities	6,783	11,668

Net change in cash and cash equivalents	10,433	8,333

Beginning cash and cash equivalents	2,973	4,177

Ending cash and cash equivalents	$13,406	$12,510

Supplemental cash flow information:
Interest paid	$2,186	$3,265

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$2,348	$174
Loans issued to finance the sale of repossessed assets	—	162
Loans transferred from portfolio to held for sale	5,772	—
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
In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2010 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2009 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2009. The Company has consistently followed those policies in preparing this Form 10-Q.
Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications did not impact prior period net loss or stockholders’ equity.
Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and stock warrants.
The factors used in the loss per common share computation follow.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic
Net loss	$(5,553)	$(762)	$(5,648)	$(1,008)
Less: Preferred dividends and accretion of discount on preferred stock	(102)	(102)	(204)	(203)
Net loss allocated to unvested share-based payment awards	3	3	4	4

Net loss allocated to common stockholders	$(5,652)	$(861)	$(5,848)	$(1,207)

Weighted average common shares outstanding	4,095,993	4,087,785	4,095,607	4,086,162

Basic loss per common share	$(1.38)	$(0.21)	$(1.43)	$(0.30)

Diluted
Net loss allocated to common stockholders	$(5,652)	$(861)	$(5,848)	$(1,207)

Weighted average common shares outstanding for basic loss per common share	4,095,993	4,087,785	4,095,607	4,086,162
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—	—	—

Average shares and dilutive potential common shares	4,095,993	4,087,785	4,095,607	4,086,162

Diluted loss per common share	$(1.38)	$(0.21)	$(1.43)	$(0.30)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company reported a net loss for the period presented.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Stock options	278,565	414,177	292,030	415,410
Stock warrants	336,568	336,568	336,568	336,568
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
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 to Fair Value Measurements and Disclosures (ASC 820), Improving Disclosures About Fair Value Measurements. This ASU added new disclosures about transfers in and out of Level 1and 2 fair value measurements, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures for ASC 820 were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of these disclosure provisions of the ASU had no impact on the Company’s consolidated financial statements. This ASU also requires disclosures for Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number, as currently permitted. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these disclosure provisions of the ASU did not have an impact on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Effect of newly issued but not yet effective Accounting Standards
In July 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-20 to Receivables (ASC 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU adds new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL. The required disclosures will include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL. These disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of these disclosure provisions of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$2,182	$240	$—	$2,422
Collateralized mortgage obligations	21,421	446	7	21,860

Total	$23,603	$686	$7	$24,282

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$5,171	$390	$—	$5,561
Collateralized mortgage obligations	13,551	479	—	14,030
Collateralized mortgage obligations issued by private issuers	1,635	15	—	1,650

Total	$20,357	$884	$—	$21,241

The proceeds from sales and calls of securities and the associated gains in the six months ended June 30, 2010 are listed below:

Six months
ended
June 30, 2010
Proceeds	$9,031
Gross gains	240
Gross losses	—
There were no proceeds from sales and calls of securities in the three months ended June 30, 2010 or the three and six months ended June 30, 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
At June 30, 2010 and December 31, 2009, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which do not have a single maturity date, totaled $23,603 and $24,282 at June 30, 2010, and $20,357 and $21,241 at December 31, 2009.
Fair value of securities pledged was as follows:

	June 30,	December 31,
	2010	2009
Pledged as collateral for:
FHLB advances	$11,187	$11,045
Public deposits	6,632	4,038
Customer repurchase agreements	3,085	3,088
Interest-rate swaps	1,032	1,010

Total	$21,936	$19,181

At June 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes securities with unrealized losses at June 30, 2010 aggregated by major security type and length of time in a continuous unrealized loss position. There were no securities with unrealized losses at December 31, 2009.

	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Issued by U.S. government-sponsored agencies and entities:

Collateralized mortgage obligations	$2,157	$7	$—	$—	$2,157	$7

Total temporarily impaired	$2,157	$7	$—	$—	$2,157	$7

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
Unrealized losses have not been recognized into income because the unrealized losses, which are related to two Ginnie Mae (GNMA) collateralized mortgage obligations, carry the full faith and credit guarantee of the U.S. government, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS

	June 30,	December 31,
	2010	2009

Commercial	$44,008	$42,769
Real estate:
Single-family residential	26,835	29,461
Multi-family residential	35,834	37,679
Commercial	83,824	96,443
Construction	7,743	5,791
Consumer	20,068	26,052

Subtotal	218,312	238,195
Less: Allowance for loan losses (ALLL)	(10,074)	(7,090)

Loans, net	$208,238	$231,105

Construction loans include $1,588 and $1,053 in single-family residential loans, and $6,155 and $4,738 in commercial real estate loans, respectively, at June 30, 2010 and December 31, 2009.
Activity in the ALLL was as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Beginning balance	$7,396	$3,528	$7,090	$3,119
Provision for loan losses	5,938	1,357	6,686	1,907
Reclassification of allowance for losses on loan-related commitments (1)	12	—	—	—
Loans charged-off	(3,290)	(893)	(3,813)	(1,036)
Recoveries	18	4	111	6

Ending balance	$10,074	$3,996	$10,074	$3,996

(1)	Reclassified from accrued interest payable and other liabilities in the consolidated balance sheet.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
Individually impaired loans were as follows.

	June 30,	December 31,
	2010	2009

Period-end loans with no allocated allowance for loan losses	$3,928	$6,964
Period-end loans with allocated allowance for loan losses	7,500	6,734

Total	$11,428	$13,698

Amount of the allowance for loan losses allocated to individually impaired loans	$2,811	$2,033

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009

Average of individually impaired loans during the period	$10,932	$5,675	$12,062	$3,900

Interest income recognized during impairment	12	—	15	—

Cash-basis interest income recognized	—	—	—	—
Nonaccrual loans, foreclosed assets and loans past due over 90 days still on accrual were as follows:

	June 30,	December 31,
	2010	2009

Loans past due over 90 days still on accrual	$1	$14
Nonaccrual loans:
Commercial	$631	$217
Single-family residential real estate	273	426
Multi-family residential real estate	4,569	4,406
Commercial real estate	5,016	6,864
Home equity lines of credit	215	1,307

Total nonaccrual loans	$10,704	$13,220
Foreclosed assets:
Commercial real estate	2,348	—

Total nonperforming assets	$13,052	$13,220

Nonaccrual loans and loans past due over 90 days still on accrual include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. Foreclosed assets include a single commercial real estate property.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
Nonaccrual loans include loans that were modified and identified as troubled debt restructurings, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate, payment extensions, principal forgiveness, and other actions intended to maximize collection. Nonaccruing troubled debt restructurings were as follows:

	June 30,	December 31,
	2010	2009

Commercial	$182	$217
Single-family residential real estate	216	261
Commercial real estate	—	854
Home equity lines of credit	—	496

Total	$398	$1,828

The Company allocated $13 and $511 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2010 and December 31, 2009.
Nonaccrual loans at June 30, 2010 and December 31, 2009, do not include $853 and $1,310, respectively, in troubled debt restructurings where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in impaired loan totals.

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

Fair Value
Measurements at
June 30, 2010
Using Significant
Other Observable Inputs
(Level 2)
Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$2,422
Collateralized mortgage obligations	21,860

Total securities available for sale	$24,282

Yield maintenance provisions (embedded derivatives)	$874

Liabilities:
Interest-rate swaps	$874

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2010 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$22	$—
Impaired loans	—	4,737

	Fair Value Measurements at December 31, 2009 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$16	$—
Impaired loans	—	6,757
Impaired loan servicing rights, which are carried at fair value, were carried at $22, which was made up of the amortized cost of $27, net of a valuation allowance of $5 at June 30, 2010. Impaired loan servicing rights, which are carried at fair value, were carried at $16, which was made up of the amortized cost of $20, net of a valuation allowance of $4 at December 31, 2009. There was a $1 charge against earnings with respect to servicing rights for the three and six months ended June 30, 2010. There was no charge against earnings with respect to servicing rights for the three and six months ended June 30, 2009.
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $7,535, with a valuation allowance of $2,798, resulting in a $785 reduction to the valuation allowance for the quarter ended June 30, 2010, and an increase in the valuation allowance of $765 for the six months ended June 30, 2010. The decrease in the valuation allowance for the quarter ended June 30, 2010 included certain impaired loans that were charged-off during the period in the amount of the related valuation allowance, partially offset by additional impaired loans during the period as well as an additional provision of $256 related to a charge-off that exceeded the amount of the recorded valuation allowance. Impaired loans had an unpaid principal balance of $8,790 with a valuation allowance of $2,033 at December 31, 2009. For the quarter ended June 30, 2009 there was an additional provision of $848 recorded for impairment charges, and for the six months ended June 30, 2009 an additional provision of $1,353 was recorded for impairment charges.
During the three and six months ended June 30, 2010, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FAIR VALUE (continued)
The carrying amounts and estimated fair values of financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Financial assets:
Cash and cash equivalents	$13,406	$13,406	$2,973	$2,973
Securities available for sale	24,282	24,282	21,241	21,241
Loans held for sale	10,069	10,156	1,775	1,804
Loans, net	208,238	210,441	231,105	232,595
FHLB stock	1,942	n/a	1,942	n/a
Accrued interest receivable	882	882	984	984
Yield maintenance provisions (embedded derivatives)	874	874	480	480

Financial liabilities:
Deposits	$(226,255)	$(227,442)	$(211,088)	$(212,306)
FHLB advances	(23,942)	(24,731)	(32,007)	(32,443)
Subordinated debentures	(5,155)	(1,972)	(5,155)	(1,955)
Accrued interest payable	(216)	(216)	(160)	(160)
Interest-rate swaps	(874)	(874)	(480)	(480)
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. Fair value of loans held for sale is based on binding quotes from third party investors. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank (FHLB) advances are based on current rates for similar financing. Fair value of subordinated debentures is based on discounted cash flows using current market rates for similar debt. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The method for determining the fair values for derivatives (interest-rate swaps and yield maintenance provisions) was described previously. The fair value of off-balance sheet items is not considered material.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FHLB ADVANCES
Advances from the FHLB were as follows:

		June 30,	December 31,
	Rate	2010	2009
Fixed-rate advances:
Maturing January 2010	3.19%	$—	$5,000
Maturing March 2010	4.96%	—	1,000
Maturing March 2011	1.90%	2,200	2,200
Maturing April 2011	2.88%	3,000	3,000
Maturing July 2011	3.85%	3,000	3,000
Maturing April 2012	2.30%	5,000	5,000
Maturing June 2012	2.05%	742	742
Maturing January 2014	3.12%	5,000	5,000
Maturing May 2014	3.06%	5,000	5,000

Total		$23,942	$29,942

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The advances were collateralized as follows:

	June 30,	December 31,
	2010	2009

First mortgage loans under a blanket lien arrangement	$22,601	$25,053
Second mortgages	389	938
Multi-family mortgage loans	10,807	12,703
Home equity lines of credit	12,648	13,331
Commercial real estate loans	2,383	62,313
Securities	11,187	11,045

Total	$60,015	$125,383

During the current year, commercial real estate loans that were previously pledged as collateral to the FHLB were pledged as collateral with the Federal Reserve Bank (FRB) to increase CFBank’s borrowing capacity with the FRB. Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank is eligible to borrow up to a total of $27,388 from the FHLB at June 30, 2010.
Payment information

Payments over the next five years are as follows:
June 30, 2011	$5,200
June 30, 2012	8,742
June 30, 2014	10,000

Total	$23,942

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 — OTHER BORROWINGS
There were no outstanding borrowings with the FRB at June 30, 2010 or December 31, 2009.
Assets pledged as collateral with the FRB were as follows:

	June 30,	December 31,
	2010	2009
Commercial loans	$15,957	$18,407
Commercial real estate loans	32,753	254

	$48,710	$18,661

Based on this collateral, CFBank is eligible to borrow up to $28,876 from the FRB at June 30, 2010. Commercial real estate loans were previously pledged to the FHLB. However to increase CFBank’s borrowing capacity, these loans are now pledged to the FRB. The decline in the pledged loan balances from that shown at December 31, 2009 in Note 5 — FHLB Advances, is primarily due to the difference in loan eligibility factors applied by the FRB as compared to the FHLB.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 — STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that was credited to income for those Plans was $21 and $11, respectively, for the three and six months ended June 30, 2010. Compensation cost resulted in a credit to income for the three and six months ended June 30, 2010 due to forfeitures of previous stock option grants and restricted stock awards in excess of the cost of those earned during the periods. Total compensation cost that was charged to income for those plans totaled $12 and $44 respectively for the three and six months ended June 30, 2009. The total income tax (expense) benefit was ($5) and ($2), respectively for the three and six months ended June 30, 2010 and $2 and $10 respectively for the three and six months ended June 30, 2009.
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
The fair value of the options granted during the six months ended June 30, 2009 was determined using the following weighted-average assumptions as of the grant dates. The weighted average fair value of these options at the time of grant was $0.49. There were no options granted during the three and six months ended June 30, 2010, or the three months ended June 30, 2009.

Six months ended
June 30,
2009
Risk-free interest rate	1.64%
Expected term (years)	7
Expected stock price volatility	27%
Dividend yield	3.63%

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 — STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the six months ended June 30, 2010 follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at beginning of period	310,361	$7.89
Granted	—	—
Exercised	—	—
Forfeited or expired	(75,082)	6.63

Outstanding at end of period	235,279	$8.30	5.9	$—

Exercisable at end of period	201,315	$9.15	5.5	$—

There were no stock options granted during the three and six months ended June 30, 2010. There were no stock options exercised during the three and six months ended June 30, 2010 or 2009.
As of June 30, 2010, there was $3 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of .9 years. Substantially all of the 33,964 non-vested stock options at June 30, 2010 are expected to vest.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to five years. There were 1,174,618 shares available to be issued under the Plans at June 30, 2010. There were no shares issued during the three and six months ended June 30, 2010 or 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 7 — STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s non-vested restricted shares for the six months ended June 30, 2010 follows:

		Weighted
		Average
		Grant-Date
	Shares	Fair Value

Non-vested at beginning of period	28,733	$5.35
Granted	—	—
Vested	(18,526)	6.08
Forfeited	(6,748)	4.03

Non-vested at end of period	3,459	$4.03

As of June 30, 2010, there was $3 of total unrecognized compensation cost related to non-vested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of .7 years. The total fair value of shares vested during the three and six months ended June 30, 2010 was $5 and $24, respectively. The total fair value of shares vested during the three and six months ended June 30, 2009 was $10 and $56, respectively.

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
Pursuant to an agreement with Office of Thrift Supervision (OTS) effective May 2010, the Company cannot pay cash dividends on the preferred stock, or its common stock, without the prior, written non-objection of the OTS.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — REGULATORY CAPITAL MATTERS
CFBank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2010, CFBank meets all capital adequacy requirements to which it is subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2010, and at December 31, 2009, CFBank was well capitalized under the regulatory framework for prompt corrective action.
Actual and required capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital to risk weighted assets	$21,456	10.0%	$17,151	8.0%	$21,439	10.0%

Tier 1 (Core) Capital to risk weighted assets	18,720	8.7%	8,575	4.0%	12,863	6.0%

Tier 1 (Core) Capital to adjusted total assets	18,720	6.9%	10,905	4.0%	13,631	5.0%

Tangible Capital to adjusted total assets	18,720	6.9%	4,089	1.5%	N/A	N/A

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
CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established at $14,300, which was the net worth reported in the conversion prospectus. The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if CFBank liquidated. Dividends may not reduce CFBank’s shareholder’s equity below the required liquidation account balance.
Dividend Restrictions— The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2010, CFBank must have approval prior to any dividend payments. See Note 8 — Preferred Stock for a description of restrictions on the payment of dividends on the Company’s common stock as a result of the Holding Company’s participation in the TARP Capital Purchase Program and pursuant to a May 2010 agreement with OTS.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 10 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) and related tax effects are as follows for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Change in unrealized holding gains (losses) on securities available for sale	$81	$(37)	$35	$229

Reclassification adjustment for gains realized in income	—	—	(240)	—

Net change in unrealized gains (losses)	81	(37)	(205)	229

Tax effect	—	13	—	(78)

Net of tax amount	$81	$(24)	$(205)	$151

The following is a summary of the accumulated other comprehensive income balances net of tax.

	December 31,	Current period
	2009	change	June 30, 2010

Unrealized gains (losses) on securities available for sale	$704	$(205)	$499

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
Forward-Looking Statements
Statements in this Form 10-Q that are not statements of historical fact are forward-looking statements. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the Company or its management or Board of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:
•
a continuation of current high unemployment rates and difficult economic conditions or adverse changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of online internet banking, remote deposit, corporate cash management, and telephone and mobile banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. The majority of our customers are consumers, small businesses, and small business owners.
General

Our net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.
Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums, and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.
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
On July 21, 2010, President Obama signed into law the “Frank-Dodd Wall Street and Consumer Protection Act” (Financial Reform) that could impact the performance of the Company in future periods. The Financial Reform includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which includes a permanent increase in the coverage to $250,000 and extending the Temporary Account Guarantee Program to December 31, 2010. Additional provisions create a Consumer Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Further, the Financial Reform retains the Thrift charter and merges the Office of Thrift Supervision, the regulator of CFBank, into the Office of the Comptroller of the Currency. Although the aforementioned provisions are only a few of the numerous ones included in the Financial Reform, the full impact of the entire Financial Reform will not be known until the full implementation is completed, which may take more than 12 months.
The significant volatility and disruption in capital, credit and financial markets experienced in 2008 continued to have a detrimental effect on our national and local economies in 2009 and for the six months ended June 30, 2010. These effects include declining real estate values; continued tightening in the availability of credit; illiquidity in certain securities markets; increasing loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; declining consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. These conditions also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; increases in regulatory and compliance costs; and declines in the trading price of our common stock.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Other than as discussed in this Form 10-Q and noted in the following narrative, as of June 30, 2010 we were not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. We were also not aware of any recommendations by regulators which would have a material effect if implemented, except as described in this Form 10-Q and in the following narrative.
Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations. This review should be read in conjunction with our consolidated financial statements and related notes.
Financial Condition

General. Assets totaled $275.1 million at June 30, 2010 and increased $1.4 million, or 0.5%, from $273.7 million at December 31, 2009. The increase was due to a $10.4 million increase in cash and cash equivalents, an $8.3 million increase in loans held for sale, and a $2.3 million increase in foreclosed assets, partially offset by a $22.9 million decrease in net loan balances.
Cash and cash equivalents. Cash and cash equivalents totaled $13.4 million at June 30, 2010 and increased $10.4 million from $3.0 million at December 31, 2009. The increase in cash and cash equivalents was a result of building on-balance-sheet liquidity. The increase in liquidity was accomplished through the purchase of brokered deposits, primarily in the first quarter of 2010, which were also used to lock the cost of longer-term liabilities at low current market interest rates. Liquidity was also increased by proceeds from the sale of a $4.3 million auto loan portfolio, which also reduced credit risk associated with these loans.
Securities. Securities available for sale totaled $24.3 million at June 30, 2010, and increased $3.0 million, or 14.3%, compared to $21.2 million at December 31, 2009 due to purchases during the period exceeding sales, scheduled maturities and repayments.
Loans held for sale. Loans held for sale totaled $10.1 million at June 30, 2010 and increased $8.3 million, from $1.8 million at December 31, 2009. The increase was primarily due to $5.8 million of commercial real estate and multi-family loans transferred from portfolio loans to loans held for sale at June 30, 2010. Proceeds from the sale of the loans, which were sold at par, were received on July 1, 2010. The sale will have a positive impact on CFBank’s total risk-based capital ratio as these loans consisted primarily of 100% risk-weighted assets, with a smaller portion which were at 50%, and the proceeds of the sale will be reinvested in 0% risk-weighted assets. The increase in loans held for sale also included a $2.5 million increase in mortgage loans held for sale that had not been funded by the investors as of June 30, 2010.
Loans. Net loans totaled $208.2 million at June 30, 2010 and decreased $22.9 million, or 9.9%, from $231.1 million at December 31, 2009. The decrease was primarily due to lower commercial real estate and consumer loan balances and, to a lesser extent, lower multi-family and single-family residential mortgage balances, as well as a $3.0 million increase in the ALLL. Commercial, commercial real estate and multi-family loans, including the related construction loans decreased $11.8 million, or 6.5%, and totaled $169.8 million at June 30, 2010. The decrease was primarily in commercial real estate loan balances, including the related construction loans which decreased $11.2 million due to the transfer of $4.1 million to loans held for sale and $2.3 million to foreclosed assets, $2.8 million in net charge-offs, and principal repayments and payoffs in excess of current year originations. Multi-family loans declined by $1.8 million primarily related to the transfer of $1.7 million to loans held for sale. Consumer loans totaled $20.1 million at June 30, 2010 and decreased $6.0 million, or 23.0%, due to the sale of a $4.3 million auto loan portfolio and repayments of auto loans and home equity lines of credit. Single-family residential mortgage loans, including the related construction loans totaled $28.4 million at June 30, 2010 and decreased $2.1 million, or 6.9%, from $30.5 million at December 31, 2009. The decrease in mortgage loans was due to current period principal repayments in excess of loans originated for portfolio.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for loan losses. The allowance for loan losses (ALLL) totaled $10.1 million at June 30, 2010 and increased $3.0 million, or 42.1% from $7.1 million at December 31, 2009. The ratio of the ALLL to total loans totaled 4.61% at June 30, 2010, compared to 2.98% at December 31, 2009.
In June 2010, the new management team implemented several significant actions to assess the credit quality of existing loans and loan relationships and improve our lending operations. These steps included: (1) independent loan reviews covering in excess of 80% of the commercial, commercial real estate and multi-family residential loan portfolio; (2) an independent review to assess the methodology used to determine the level of the allowance for loan and lease losses (ALLL); (3) the addition of new management to direct our commercial banking activities; and (4) hiring a loan workout firm to assist in addressing troubled loan relationships. These steps were designed to assess credit quality, improve collection and workout efforts with troubled borrowers, and enhance the loan underwriting and approval process.
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
Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $2.5 million, or 19.0%, and totaled $10.7 million at June 30, 2010, compared to $13.2 million at December 31, 2009. The decrease in nonperforming loans was primarily due to $3.8 million in loan charge-offs, a $2.3 million commercial real estate property transferred to foreclosed assets, and, to a lesser extent, loan payments and proceeds from the sale of the underlying collateral of various loans, partially offset by $3.8 million in additional loans that became nonperforming during the six months ended June 30, 2010. Nonperforming loans totaled 4.90% of total loans at June 30, 2010, compared to 5.56% of total loans at December 31, 2009. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding nonperforming loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Individually impaired loans totaled $11.4 million at June 30, 2010, and decreased $2.3 million, or 16.6%, from $13.7 million at December 31, 2009. The amount of the ALLL specifically allocated to individually impaired loans totaled $2.8 million at June 30, 2010, compared to $2.0 million at December 31, 2009. At June 30, 2010, the allowance specifically allocated included $1.4 million to five commercial real estate loans, $437,000 to two commercial loans, and $1.0 million to five multi-family loans. At December 31, 2009, the allowance specifically allocated included $1.1 million to three commercial real estate loans, $11,000 to one commercial loan, $376,000 to three multi-family loans, and $500,000 to one home equity line of credit. The specific reserve on impaired loans is based on management’s estimate of the fair value of collateral securing the loans, or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates. Impaired loans totaling $853,000 at June 30, 2010 are not included in nonperforming loans as they are troubled debt restructurings where the borrowers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.
The general component of the ALLL covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The general ALLL is calculated based on CFBank’s loan balances and actual historical payment default rates for individual loans with payment defaults. For loans with no actual payment default history, industry estimates of payment default rates are applied, based on the applicable property types in the state where the collateral is located. Results are then scaled based on CFBank’s internal loan risk ratings, increasing the probability of default on loans with higher risk ratings, and industry loss rates are applied based on loan type. Industry estimates of payment default rates and industry loss rates are based on information compiled by the FDIC.
Industry information is adjusted based on management’s judgment regarding items specific to CFBank, and the current factors discussed previously. The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time. Specifically, industry information is adjusted by comparing the historical payment default rates (CFBank historical default rates and industry estimates of payment default rates) against the current rate of payment default to determine if the current level is high or low compared to historical rates, or rising or falling in light of the current economic outlook. Industry information is adjusted by comparison to CFBank’s historical one year loss rates, as well as the trend in those loss rates, past due, nonaccrual and classified loans. This adjustment process is performed for each segment of the portfolio. Commercial loans are segregated by secured and unsecured amounts. Commercial real estate loans are segregated by permanent mortgages on commercial real estate, land loans, and construction loans. Multi-family residential real estate loans are segregated by permanent mortgages on multi-family real estate, and construction loans. Single-family residential loans are segregated by first liens, junior liens, and construction loans. Consumer loans are segregated by home equity lines of credit (which are further segregated by loans originated by CFBank, and loans purchased), auto loans, credit cards, loans on deposits, and other consumer loans. These individual segments are then further segregated by internal loan risk ratings.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $3.6 million, or 8.2% of the commercial loan portfolio at June 30, 2010. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At June 30, 2010, one loan for $182,000 was nonaccrual, while none of the remaining unsecured loans were 30 days or more delinquent.
One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the allowance determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or if not available, estimated declines in value were considered in the evaluation process. Within the real estate loan portfolios, in the aggregate, including single-family, multi-family and commercial real estate, more than 90% of the portfolio has loan-to-value ratios of 85% or less, generally based on the value of the collateral at origination, allowing for some decline in real estate values without exposing the Company to loss. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at June 30, 2010. However, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family real estate, may expose the Company to additional losses.
Home equity lines of credit include both purchased loans and loans we originated for portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Virginia and Florida. The outstanding balance of the purchased home equity lines of credit totaled $3.9 million at June 30, 2010, and $1.9 million, or 49.4%, of the balances are collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to 40% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. At June 30, 2010, there were 7 loans in which the loan balances exceeded collateral values by an aggregate amount of $287,000. We have experienced increased write-offs in the purchased portfolio as the depressed state of the housing market and general economy has continued and, through the six months ended June 30 2010, four loans totaling $720,000 were written off. We continue to monitor collateral values and borrower FICO® scores and, when the situation warrants, have frozen the lines of credit.
Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Credit reviews for these loan types are performed annually, and loan officers maintain close contact with borrowers between annual reviews. Adjustments to loan risk ratings are based on the annual reviews, or any time loan officers receive information that may affect risk ratings. Additionally, an independent review of commercial, commercial real estate and multi-family residential loans, which was performed at least annually prior to June 2010, will be performed semi-annually. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of our internal loan risk rating system.
We have incorporated the OTS internal asset classifications as a part of our credit monitoring system and internal loan risk rating system. In accordance with regulations, problem assets are classified as “substandard,” “doubtful” or “loss,” and the classifications are subject to review by the OTS. An asset is considered “substandard” under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered “doubtful” under the regulations has all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets considered “loss” under the regulations are those considered “uncollectible” and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are designated “special mention” when they posses weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these problem asset categories.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table presents information on classified and criticized loans as of June 30, 2010 and December 31, 2009. No loans were classified “doubtful” or “loss” at either date. This table includes nonperforming loans as of each date.

	June 30, 2010	December 31, 2009
	(Dollars in thousands)
Special mention
Commercial	$10,703	$3,892
Multi-family residential real estate	6,565	3,143
Commercial real estate	10,337	1,432
Home equity lines of credit	3,810	3,894

Total	$31,415	$12,361

Substandard
Commercial	$4,168	$317
Single-family residential real estate	273	426
Multi-family residential real estate	10,170	5,671
Commercial real estate	9,972	10,723
Home equity lines of credit	215	1,307
Other consumer loans	1	14

Total	$24,799	$18,458

The increase in loans classified “special mention” and “substandard” was due to the increasing duration and lingering nature of the current recessionary economic environment, which we do not expect to improve in the near term, and its continued detrimental effects on our borrowers, including deterioration in client business performance, declines in borrowers’ cash flow, and lower collateral values.
Management's loan review process includes the identification of substandard loans where accrual of interest continues because the loans are under 90 days delinquent and/or the loans are well secured, a complete documentation review had been performed, and the loans are in the active process of being collected, but the loans exhibit some type of weakness that could lead to nonaccrual status in the future. At June 30, 2010, in addition to the nonperforming loans discussed previously, eight commercial loans totaling $3.5 million, five commercial real estate loans totaling $5.0 million and five multi-family residential real estate loans totaling $5.6 million were classified as substandard. At December 31, 2009, in addition to the nonperforming loans discussed previously, a $100,000 commercial loan, four commercial real estate loans totaling $3.9 million, and a $1.3 million multi-family residential real estate loan were classified as substandard.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2010; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions continue to worsen or do not improve.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Foreclosed assets. Foreclosed assets totaled $2.3 million at June 30, 2010. There were no foreclosed assets at December 31, 2009. Foreclosed assets consist of approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. Due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan, this property was acquired by the Bank through foreclosure.
Deposits. Deposits totaled $226.3 million at June 30, 2010 and increased $15.2 million, or 7.2%, from $211.1 million at December 31, 2009. The increase was due to a $7.3 million increase in certificate of deposit accounts, a $2.4 million increase in money market accounts, a $1.1 million increase in savings accounts, a $721,000 increase in interest bearing checking accounts, and a $3.6 million increase in noninterest bearing checking accounts..
CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit balances up to $50 million. Customer balances in the CDARS program decreased $4.9 million from December 31, 2009 and totaled $32.2 million at June 30, 2010. The current period decrease in CDARS account balances was a result of customers transferring these funds into CFBank money market accounts, which are more liquid, higher yielding accounts. CDARS balances are considered brokered deposits by regulations. Not considering CDARS deposits, brokered deposits totaled $33.3 million at June 30, 2010 and increased $17.0 million from the end of 2009. The increase in brokered deposits was based on CFBank’s asset liability management strategies to build on-balance- sheet liquidity and lock the cost of longer-term liabilities at low current market interest rates available. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.
Certificate of deposit accounts increased $7.3 million during the six months ended June 30, 2010 due to a $17.0 million increase in brokered deposits offset by a $4.9 million decrease in CDARS deposits and a $4.8 million decrease in retail certificate of deposit accounts. Retail certificate of deposit accounts decreased primarily due to management’s unwillingness to match significantly above-market rates by some competitors, primarily in CFBank’s Columbiana County, Ohio market area.
Money market account balances increased $2.4 million through June 30, 2010 due to competitive rates offered by CFBank and the transfer of maturing CDARS balances by customers seeking increased liquidity and higher yields.
Noninterest bearing checking account balances increased $3.6 million, or 21.0%, during the six months ended June 30, 2010 as a result of our continued success in building complete banking relationships with commercial clients.
CFBank is a participant in the FDIC’s Transaction Account Guarantee Program (TAGP). Under that program, through December 31, 2010, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.
Short-term FHLB advances. Short-term FHLB advances decreased $2.1 million from the end of 2009. Overnight advances were repaid with funds provided by the increase in on-balance-sheet liquidity.
Long-term FHLB advances. Long-term FHLB advances totaled $23.9 million at June 30, 2010 and decreased $6.0 million, or 20.0%, from $29.9 million at December 31, 2009 due to repayment of maturing advances in accordance with the Company’s liquidity management program.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Stockholders’ equity. Stockholders’ equity totaled $17.2 million at June 30, 2010 and decreased $6.1 million through June 30, 2010. The decrease was due to the $5.6 million net loss, $204,000 in preferred stock dividends and accretion of unearned discount on preferred stock related to the TARP Capital Purchase Program, and a $205,000 decrease in unrealized gains in the securities portfolio.
Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through June 30, 2010, loan originations totaled $160.1 million and included $110.4 million in single-family mortgage loans, $48.6 million in commercial, commercial real estate and multi-family mortgage loans and $1.1 million in home equity lines of credit.
Comparison of the Results of Operations for the Three Months Ended June 30, 2010 and 2009
General. Net loss totaled $5.6 million, or $1.38 per diluted common share for the quarter ended June 30, 2010, compared to a net loss of $762,000, or $.21 per diluted common share, for the quarter ended June 30, 2009. Performance for both the quarter ended June 30, 2010 and June 30, 2009 was significantly impacted by the provision for loan losses, which totaled $5.9 million and $1.4 million, respectively. The increase in the provision for loan losses during the current year period was primarily a result of adverse economic conditions that continued to negatively impact our borrowers, our loan performance and our loan quality.
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
Net interest income totaled $2.2 million and increased $108,000, or 5.2%, in the quarter ended June 30, 2010, compared to the $2.1 million in the quarter ended June 30, 2009. The increase in net interest income was due to a higher net interest margin in the second quarter of 2010 compared to the prior year quarter. Net interest margin increased 20 basis points (bp) to 3.23% in the second quarter of 2010, compared to 3.03% in the second quarter of 2009, due to a larger decline in funding costs than in asset yields. The average cost of average interest-bearing liabilities decreased 80 bp and the average yield on average interest-earning assets decreased 47 bp in the quarter ended June 30, 2010, compared to the quarter ended June 30, 2009. An increase in noninterest bearing deposits, which totaled $20.7 million at June 30, 2010, and increased 21.0% from $17.1 million at December 31, 2009, had a positive impact on our net interest margin, as well as the sustained low market interest rate environment which continued to have a favorable impact on our cost of funds.
Interest income. Interest income totaled $3.3 million and decreased $362,000, or 9.9%, for the quarter ended June 30, 2010, compared to $3.6 million for the quarter ended June 30, 2009. The decrease in interest income was largely due to a decrease in income on loans and securities. Interest income on loans decreased $252,000, or 7.6%, to $3.1 million in the second quarter of 2010, from $3.3 million in the second quarter of 2009. The decrease in income on loans was primarily due to a decline in the average balance of loans and to a lesser extent a decline in the average yield on loans. The average balance of loans outstanding decreased $16.8 million, or 7.0%, to $221.8 million in the second quarter of 2010, from $238.6 million in the second quarter of 2009. The decrease in the average balance of loans was due to $8.6 million in net loan write-offs during the twelve months ended June 30, 2010, the sale of $4.3 million in auto loans during the first quarter of 2010, and principal repayments and loan payoffs offset by originations. The average yield on loans decreased 4 bp to 5.54% in the second quarter of 2010, from 5.58% in the second quarter of 2009. The decrease in yield on loans was due to the origination of new loans at lower market interest rates, lower reset rates on existing adjustable rate loans, and an increase in nonperforming loans. Interest income on securities decreased $116,000, or 40.3%, to $172,000 for the second quarter of 2010, from $288,000 in the second quarter of 2009. The decrease in income on securities was due to a decrease in the average yield on securities partially offset by an increase in the average balance of securities. The average yield on securities decreased 222 bp to 3.05% in the second quarter of 2010, from 5.27% in the second quarter of 2009. The decrease in the average yield on securities was due to securities purchases at lower market interest rates in the current period. The average balance of securities increased $534,000, or 2.4%, to $23.2 million in the second quarter of 2010, from $22.7 million in the second quarter of 2009. The increase in the average balance of securities was due to purchases in excess of sales, maturities and repayments of securities.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense. Interest expense decreased $470,000, or 29.9%, to $1.1 million for the second quarter of 2010, compared to $1.6 million in the second quarter of 2009. The decrease in interest expense resulted from lower deposit and borrowing costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits. Interest expense on deposits decreased $332,000, or 27.2%, to $890,000 in the second quarter of 2010, from $1.2 million in the second quarter of 2009. The decrease in interest expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 79 bp to 1.67% in the second quarter of 2010, from 2.46% in the second quarter of 2009, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances increased $14.7 million, or 7.4%, to $213.1 million in the second quarter of 2010, from $198.4 million in the second quarter of 2009. The increase in average deposit balances was due to growth in money market, savings and checking account balances. Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $138,000, or 39.5%, to $211,000 in the second quarter of 2010, from $349,000 in the second quarter of 2009. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was primarily due to a decrease in average balances and, to a lesser extent, a decline in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $12.0 million, or 29.2%, to $29.1 million in the second quarter of 2010, from $41.1 million in the second quarter of 2009. The decrease in the average balance was primarily due to repayment of FHLB advances with funds from the growth in deposits. The average cost of borrowings decreased 45 bp to 2.90% in the second quarter of 2010, from 3.35% in the second quarter of 2009. The decrease in borrowing cost was due to lower market interest rates in the current year period.
Provision for loan losses. Provisions for loan losses are based on management’s estimate of probable incurred credit losses in the loan portfolio and the resultant ALLL required. Based on review of the loan portfolio at June 30, 2010, the provision totaled $5.9 million for the quarter ended June 30, 2010, compared to $1.4 million for the quarter ended June 30, 2009. The increase in the provision for loan losses during the current year period was primarily a result of adverse economic conditions that continued to negatively impact our borrowers, our loan performance and our loan quality. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information.
Net charge-offs totaled $3.3 million, or 5.84% of average loans on an annualized basis for the quarter ended June 30, 2010, compared to $889,000, or 1.49% of average loans on an annualized basis for the quarter ended June 30, 2009. The increase in net charge-offs during the three months ended June 30, 2010 was primarily related to commercial real estate loans and home equity lines of credit. Net charge-offs in the second quarter of 2009 were primarily in the commercial real estate and commercial portfolios and to a lesser extent the single-family residential mortgage portfolio.
Noninterest income. Noninterest income totaled $293,000 for the quarter ended June 30, 2010 and decreased $8,000, or 2.7%, compared to the quarter ended June 30, 2009. The decrease was due to a $5,000 decline in service charges on deposit accounts, substantially due to a decline in non-sufficient funds (NSF) fees, as well as a $5,000 decline in other income.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The largest recurring component of noninterest income is net gains on sales of loans. Net gains on the sale of loans totaled $181,000 for the second quarter of 2010 compared to $179,000 for the second quarter of 2009. Despite the continued economic weakness negatively impacting the housing market, CFBank’s mortgage professionals continue to gain market share by building relationships with local realtors and individual borrowers. On May 17, 2010, CFBank opened a residential mortgage lending office in Green, Ohio to expand its market presence. In July 2010, a mortgage underwriter was added to the team to further enhance our mortgage lending capabilities.
Noninterest expense. Noninterest expense decreased $83,000, or 3.8%, and totaled $2.1 million for the second quarter of 2010, compared to $2.2 million for the second quarter of 2009. The decrease in noninterest expense during the three months ended June 30, 2010 was primarily due to a decrease in occupancy and equipment expenses and FDIC premiums, partially offset by an increase in professional fees, advertising and promotion and depreciation. Occupancy and equipment expense decreased $94,000, or 67.6%, and totaled $45,000 for the three months ended June 30, 2010, compared to $139,000 in the prior year quarter. This decrease was due to the elimination of rent expense for the Company’s Fairlawn office as a result of the Holding Company’s October 2009 acquisition of the remaining two-thirds interest in Smith Ghent LLC, which owns the Fairlawn office building. FDIC premiums decreased $170,000 and totaled $101,000 for the three months ended June 30 2010, compared $271,000 in the prior year quarter. The decrease was primarily related to a $128,000 special assessment to restore the reserve ratio of the Deposit Insurance Fund levied by the FDIC in the second quarter of 2009. Professional fees increased $167,000, and totaled $272,000 for the three months ended June 30 2010, compared to $105,000 in the prior year quarter. The increase was primarily related to legal costs associated with nonperforming loans and, to a lesser extent, costs related to the additional independent loan and ALLL reviews, discussed previously, in the current year quarter. Advertising and promotion increased $25,000, and totaled $27,000 for the three months ended June 30 2010, compared to $2,000 in the prior year quarter. The increase was primarily related to costs associated with enhancement of marketing and presentation materials related to CFBank’s products and services. Depreciation expense increased $16,000, and totaled $133,000 for the three months ended June 30 2010, compared $117,000 in the prior year quarter. The increase was due to depreciation expense related to the Company’s Fairlawn office as a result of the Holding Company’s acquisition of the remaining two-thirds interest in Smith Ghent LLC, as previously discussed.
The ratio of noninterest expense to average assets improved to 2.92% for the quarter ended June 30, 2010, compared to 3.01% for the quarter ended June 30, 2009. The efficiency ratio improved to 84.44% for the quarter ended June 30, 2010, compared to 91.91% for quarter ended June 30, 2009, primarily due to the increase in net interest income in the quarter ended June 30, 2010.
Income taxes. The Company realized a $10,000 income tax benefit in the second quarter of 2010 related to the valuation allowance on the tax effect associated with current period vesting of stock compensation awards that were granted in years prior to 2009. The tax benefit of $403,000 in the second quarter of 2009 related to the pre-tax loss in that period. In the third quarter of 2009, the Company recorded a valuation allowance against the deferred tax asset. The valuation allowance reduced net income and equity by $4.3 million during the year ended December 31, 2009. The tax benefits will be recognized, and earnings and equity will be increased, as the Company generates taxable income in future periods.
Comparison of the Results of Operations for the Six Months Ended June 30, 2010 and 2009
General. Net loss totaled $5.6 million, or $1.43 per diluted common share, for the six months ended June 30, 2010, compared to a net loss of $1.0 million, or $.30 per diluted common share, for the six months ended June 30, 2009. The increase in the net loss for the six months ended June 30, 2010 was due to an increase in the provision for loan losses, which totaled $6.7 million for the six months ended June 30, 2010, compared to $1.9 million for the six months ended June 30, 2009. The increase in the provision for loan losses during the current year period was primarily a result of adverse economic conditions that continued to negatively impact our borrowers, our loan performance and our loan quality.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income. Net interest income for the six months ended June 30, 2010 totaled $4.4 million and increased $277,000, or 6.7%, compared to the six months ended June 30, 2009. The increase in net interest income was due to a higher net interest margin for the six months ended June 30, 2010 compared to the prior year period. Net interest margin increased 27 bp to 3.31% for the six months ended June 30, 2010, compared to 3.04% for the six months ended June 30, 2009, due to a larger decline in funding costs than in asset yields. The average cost of average interest-bearing liabilities decreased 85 bp and the average yield on average interest-earning assets decreased 44 bp for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. An increase in noninterest bearing deposits, which totaled $20.7 million at June 30, 2010, and increased 21.0% from $17.1 million at December 31, 2009, had a positive impact on our net interest margin, as well as the sustained low market interest rate environment which continued to have a favorable impact on our cost of funds.
Interest income. Interest income decreased $720,000, or 9.8%, to $6.7 million for the six months ended June 30, 2010, compared to $7.4 million for the six months ended June 30, 2009. The decrease in interest income was primarily due to a decrease in income on loans and securities. Interest income on loans decreased $503,000, or 7.5%, to $6.2 million for the six months ended June 30, 2010, from $6.7 million for the six months ended June 30, 2009. The decrease in interest income on loans was primarily due to a decline in the average balance of loans outstanding and, to a lesser extent, a decline in the yield on the portfolio. The average balance of loans outstanding decreased $12.9 million, or 5.4%, to $224.8 million for the six months ended June 30, 2010, compared to $237.7 million for the six months ended June 30, 2009. The average yield on loans decreased 13 bp to 5.53% in the six months ended June 30, 2010, from 5.66% in the six months ended June 30, 2009. The decline in yield was due to origination of new loans at lower market interest rates, lower reset rates on existing adjustable rate loans, and an increase in nonperforming loans. Interest income on securities decreased $217,000, or 37.1%, to $368,000 for the six months ended June 30, 2010, from $585,000 for the six months ended June 30, 2009. The decrease in income was primarily due to a decline in the average yield on the portfolio and to a lesser extent a decline in the average balance of securities. The average yield on securities decreased 194 bp to 3.37% for the six months ended June 30, 2010, from 5.31% for the six months ended June 30, 2009. The decrease in the average yield on securities was due to securities purchases at lower market interest rates in the current period. The average balance of securities decreased $269,000, or 1.2%, to $22.6 million for the six months ended June 30, 2010, from $22.8 million for the six months ended June 30, 2009. The decrease was due to current period securities maturities and repayments in excess of purchases.
Interest expense. Interest expense decreased $1.0 million, or 30.8%, to $2.2 million for the six months ended June 30, 2010, compared to $3.2 million for the six months ended June 30, 2009. The decrease resulted from reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $772,000, or 29.9%, to $1.8 million for the six months ended June 30, 2010, from $2.6 million for the six months ended June 30, 2009. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 86 bp to 1.71% in the six months ended June 30, 2010, from 2.57% in the six months ended June 30, 2009, due to lower market interest rates in the current year period. Average deposit balances increased $10.4 million, or 5.2%, to $211.0 million for the six months ended June 30, 2010, from $200.6 million for the six months ended June 30, 2009. The increase in average deposit balances was due to growth in money market, savings and checking account balances. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $225,000, or 34.1%, to $435,000 for the six months ended June 30, 2010, from $660,000 for the six months ended June 30, 2009. The decrease in this expense was primarily due to decline in the average balance of FHLB advances, and to a lesser extent a decrease in the average cost of borrowings. The average balance of FHLB advances decreased $8.1 million, or 24.9%, to $24.3 million for the six months ended June 30, 2010, from $32.3 million for the six months ended June 30, 2009. The decrease in the average balance was primarily due to repayment of FHLB advances with funds from the growth in deposits. The average cost of borrowings, including subordinated debentures, declined 56 bp to 2.96% in the six months ended June 30, 2010, from 3.52% in the six months ended June 30, 2009. The decrease in cost of borrowings was the result of lower market interest rates in the current year period.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for loan losses. The provision for loan losses totaled $6.7 million for the six months ended June 30, 2010 compared to $1.9 million for the six months ended June 30, 2009. The increase in the provision for loan losses during the current year period was primarily a result of adverse economic conditions that continued to negatively impact our borrowers, our loan performance and our loan quality. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information.
Net charge-offs totaled $3.7 million, or 3.23% of average loans on an annualized basis, during the six months ended June 30, 2010, compared to net charge-offs of $1.0 million, or 0.86% of average loans on an annualized basis, during the six months ended June 30, 2009. Net charge-offs during the six months ended June 30, 2010 were primarily in the commercial real estate and home equity line of credit portfolios, and to a lesser extent other consumer loans. Net charge-offs during the six months ended June 30, 2009 were primarily in the commercial real estate and commercial loan portfolios and, to a lesser extent, the home equity lines of credit and single-family residential loan portfolios.
Noninterest income. Noninterest income totaled $803,000 and increased $216,000, or 36.8%, for the six months ended June 30, 2010, compared to $587,000 for the six months ended June 30, 2009. The increase was primarily due to $240,000 in gains on sales of securities during the current year period. The sales proceeds were reinvested in securities with a 0% total risk-based capital requirement. The gains on sales positively impacted CFBank’s core capital ratio, and reinvestment in 0% risk-weighted assets had a positive impact on CFBank’s total risk-based capital ratio. The increase in noninterest income due to gains on sales of securities was partially offset by a $17,000 decline in service charges on deposit accounts due to a decline in NSF fees and deposit account related processing fees.
The largest recurring component of noninterest income is net gain on sales of loans. Net gain on the sale of loans totaled $331,000 for both the six months ended June 30, 2010 and 2009. Despite the continued economic weakness negatively impacting the housing market during the current year period, CFBank’s mortgage professionals continue to gain market share by building relationships with local realtors and individual borrowers.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest expense. Noninterest expense totaled $4.2 million and decreased $157,000, or 3.6%, for the six months ended June 30, 2010, compared to $4.4 million for the prior year period. The decrease in noninterest expense during the six months ended June 30, 2010 was primarily due to a decrease in occupancy and equipment expenses and FDIC premiums, partially offset by an increase in professional fees, advertising and promotion and depreciation. Occupancy and equipment expense decreased $171,000, or 60.2%, and totaled $113,000 for the six months ended June 30, 2010, compared to $284,000 for the prior year period. The decrease was due to the elimination of rent expense for the Company’s Fairlawn office as a result of the October 2009 acquisition of Smith Ghent LLC, which owns the Fairlawn office building. FDIC premiums decreased $86,000, or 25.6%, and totaled $250,000 for the six months ended June 30 2010, compared to $336,000 in the prior year period. The decrease was primarily related to a $128,000 special assessment to restore the reserve ratio of the Deposit Insurance Fund levied by the FDIC in the second quarter of 2009, partially offset by higher assessment rates in the current year period. Professional fees increased $36,000, or 8.1%, and totaled $478,000 for the six months ended June 30 2010, compared to $442,000 in the prior year period. The increase was primarily related to legal costs associated with nonperforming loans and, to a lesser extent, costs related to the additional independent loan and ALLL reviews, discussed previously, in the current year period. Advertising and promotion increased $41,000, and totaled $55,000 for the six months ended June 30, 2010, compared to $14,000 in the prior year period. The increase was due to costs associated with enhancement of marketing and presentation materials related to CFBank’s products and services. Depreciation expense increased $28,000, or 11.9%, and totaled $264,000 for the six months ended June 30 2010, compared to $236,000 in the prior year period. The increase was due to depreciation expense for the Company’s Fairlawn office as a result of the acquisition of Smith Ghent LLC, as previously discussed.
The ratio of noninterest expense to average assets improved to 2.94% for the six months ended June 30, 2010, compared to 3.02% for the six months ended June 30, 2009. The efficiency ratio improved to 84.15% for the six months ended June 30, 2010, compared to 92.42% for the six months ended June 30, 2009, primarily due to the decrease in noninterest expense and increase in net interest income in the six months ended June 30, 2010.
Income taxes. The Company realized a $30,000 income tax benefit for the six months ended June 30, 2010 related to the valuation allowance on the tax effect associated with current period vesting of stock compensation awards that were granted in years prior to 2009. The tax benefit of $541,000 for the six months ended June 30, 2009 is related to the pre-tax loss in that period. In the third quarter of 2009, the Company recorded a valuation allowance against the deferred tax asset. The valuation allowance reduced net income and equity by $4.3 million during the year ended December 31, 2009. The tax benefits will be recognized, and earnings and equity will be increased, as the Company generates taxable income in future periods.

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

	For the Three Months Ended June 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)

Interest-earning assets:
Securities (1) (2)	$23,227	$172	3.05%	$22,693	$288	5.27%
Loans and loans held for sale (3)	221,839	3,074	5.54%	238,617	3,326	5.58%
Other earning assets	24,046	15	0.25%	11,007	7	0.25%
FHLB stock	1,942	21	4.33%	2,108	23	4.36%

Total interest-earning assets	271,054	3,282	4.86%	274,425	3,644	5.33%
Noninterest-earning assets	16,098			15,672

Total assets	$287,152			$290,097

Interest-bearing liabilities:
Deposits	$213,070	890	1.67%	$198,360	1,222	2.46%
FHLB advances and other borrowings	29,097	211	2.90%	41,100	349	3.35%

Total interest-bearing liabilities	242,167	1,101	1.82%	239,460	1,571	2.62%

Noninterest-bearing liabilities	24,196			18,287

Total liabilities	266,363			257,747

Equity	20,789			32,350

Total liabilities and equity	$287,152			$290,097

Net interest-earning assets	$28,887			$34,965

Net interest income/interest rate spread		$2,181	3.04%		$2,073	2.71%

Net interest margin			3.23%			3.03%

Average interest-earning assets to average interest-bearing liabilities	111.93%			114.60%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Balance is net of the ALLL, deferred loan origination fees, undisbursed proceeds of construction loans and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Average Balances, Interest Rates and Yields — Continued

	For the Six Months Ended June 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$22,552	$368	3.37%	$22,821	$585	5.31%
Loans and loans held for sale (3)	224,833	6,220	5.53%	237,744	6,723	5.66%
Other earning assets	18,186	23	0.25%	9,840	19	0.39%
FHLB stock	1,942	43	4.43%	2,109	47	4.46%

Total interest-earning assets	267,513	6,654	4.99%	272,514	7,374	5.43%
Noninterest-earning assets	18,065			16,143

Total assets	$285,578			$288,657

Interest-bearing liabilities:
Deposits	$211,033	1,809	1.71%	$200,587	2,581	2.57%
FHLB advances and other borrowings	29,431	435	2.96%	37,487	660	3.52%

Total interest-bearing liabilities	240,464	2,244	1.87%	238,074	3,241	2.72%

Noninterest-bearing liabilities	22,984			17,873

Total liabilities	263,448			255,947

Equity	22,130			32,710

Total liabilities and equity	$285,578			$288,657

Net interest-earning assets	$27,049			$34,440

Net interest income/interest rate spread		$4,410	3.12%		$4,133	2.71%

Net interest margin			3.31%			3.04%

Average interest-earning assets to average interest-bearing liabilities	111.25%			114.47%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Balance is net of the ALLL, deferred loan origination fees, undisbursed proceeds of construction loans and includes nonperforming loans.

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

	Three Months Ended			Six Months Ended
	June 30, 2010			June 30, 2010
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2009			June 30, 2009
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(163)	$47	$(116)	$(210)	$(7)	$(217)
Loans and loans held for sale	(19)	(233)	(252)	(144)	(359)	(503)
Other earning assets	(2)	10	8	(17)	21	4
FHLB stock	—	(2)	(2)	—	(4)	(4)

Total interest-earning assets	(184)	(178)	(362)	(371)	(349)	(720)

Interest-bearing liabilities:
Deposits	(859)	527	(332)	(1,133)	361	(772)
FHLB advances and other borrowings	(43)	(95)	(138)	(96)	(129)	(225)

Total interest-bearing liabilities	(902)	432	(470)	(1,229)	232	(997)

Net change in net interest income	$718	$(610)	$108	$858	$(581)	$277

(1)	Securities amounts are presented on a fully taxable equivalent basis.

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
Determination of the allowance for loan losses. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including performing loans, trends in past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Nonperforming loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes review of historical data, judgments regarding the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable, various collection strategies, and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled "Financial Condition — Allowance for loan losses” and in Notes 1, 3 and 4 to our consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K.
Valuation of the deferred tax asset. Another critical accounting policy relates to valuation of the deferred tax asset, which includes the benefit of loss carryforwards which expire in varying amounts in future periods. At year-end 2009, the Company had net operating loss carryforwards of approximately $7.7 million which expire at various dates from 2024 to 2029. Realization is dependent on generating sufficient future taxable income prior to expiration of the loss carryforwards. The Company’s net loss in 2009 reduced management’s near term estimate of future taxable income, and reduced the amount of the net deferred tax asset considered realizable. A $4.3 million valuation allowance was recorded in 2009, reducing the amount of the net deferred tax asset to zero. Additional information regarding this policy is included in the previous section captioned “Comparison of the Results of Operations for the Three Months Ended June 30, 2010 and 2009 — Income taxes” and “Comparison of the Results of Operations for the Six Months Ended June 30, 2010 and 2009 — Income taxes” and is included in Notes 1 and 12 to our consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K.

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
Liquidity and Capital Resources

In general terms, liquidity is a measurement of an enterprise’s ability to meet cash needs. The primary objective in liquidity management is to maintain the ability to meet loan commitments and to repay deposits and other liabilities in accordance with their terms without an adverse impact on current or future earnings. Principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipts of securities available for sale; borrowings; and operations. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions and competition.
CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors and the requirements of its own deposit and loan customers. Management believes that CFBank’s liquidity is sufficient.
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the FRB, lines of credit with two commercial banks, and the ability to obtain deposits by offering above-market interest rates. Under a directive from the OTS dated April 6, 2010, CFBank cannot increase the amount of brokered deposits above $76.4 million, excluding interest credited, without the prior non-objection of the OTS. Brokered deposits totaled $65.5 million at June 30, 2010.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Cash and unpledged securities	$15,752	$5,033
Additional borrowing capacity at the FHLB	3,446	7,720
Additional borrowing capacity at the FRB	28,882	12,129
Unused commercial bank lines of credit	8,000	8,000

Total	$56,080	$32,882

Cash available from liquid assets and borrowing capacity increased to $56.1 million at June 30, 2010 from $32.9 million at December 31, 2009. Cash and unpledged securities increased $10.7 million through the six months ended June 30, 2010 due to the use of brokered deposits to increase on-balance-sheet liquidity and lock the cost of longer-term liabilities at low current market interest rates. As of June 30, 2010, CFBank, under the directive by the OTS as previously discussed, has the ability to obtain an additional $10.9 million in brokered deposits for liquidity and asset liability management purposes as needed. CFBank’s additional borrowing capacity with the FHLB decreased to $3.4 million at June 30, 2010 from $7.7 million at December 31, 2009 primarily due to tightening in overall credit policies by the FHLB during six months ended June 30, 2010. CFBank’s additional borrowing capacity at the FRB increased to $28.9 million at June 30, 2010 from $12.1 million at December 31, 2009 due to additional commercial real estate loans pledged as collateral with the FRB during the six months ended June 30, 2010. Further tightening in credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio, or a decline in the balances of pledged collateral, may reduce CFBank’s borrowing capacity.
We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. We consider brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources, balancing the costs of funding with the mix of maturities. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. Brokered deposits, including CDARS deposits, totaled $65.5 million at June 30, 2010 and $53.4 million at December 31, 2009. Current regulatory restrictions limit an institution’s use of brokered deposits in situations where capital falls below well-capitalized levels and in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was well-capitalized and not subject to regulatory restrictions on the use of brokered deposits at June 30, 2010.
CFBank could raise additional deposits by offering above-market interest rates. Current regulatory restrictions limit an institution’s ability to pay above-market interest rates in situations where capital falls below well-capitalized levels or in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was well-capitalized and not subject to regulatory restrictions on its ability to pay above-market interest rates at June 30, 2010. CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, as included in the Dodd-Frank Wall Street Reform and Consumer Protection Act, as previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s TLGP which provides unlimited deposit insurance coverage, through December 31, 2010, for noninterest-bearing transaction accounts. Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries, or the sale of assets. The Holding Company has entered into an agreement with the OTS whereby the Holding Company will not be able to incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Additionally, the Holding Company is not able to declare, make, or pay any cash dividends or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any Holding Company equity stock without the prior non-objection of the OTS. The agreement with the OTS, however, is not expected to restrict the Holding Company’s ability to raise funds in the securities markets though equity offerings.
At June 30, 2010, the Holding Company and its subsidiaries, other than CFBank, had cash of $1.3 million available to meet cash needs. Annual debt service on the subordinated debentures is currently approximately $162,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.14% at June 30, 2010. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,000 at the current 5% level, which is scheduled to increase to 9% after February 14, 2013. Annual operating expenses are approximately $425,000. The Holding Company’s available cash at June 30, 2010 is sufficient to cover cash needs, at their current level, for approximately 1.4 years.
Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior approval of the OTS. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of June 30, 2010, CFBank can pay no dividends to the Holding Company without OTS approval. Future dividend payments by CFBank to the Holding Company would be based upon future earnings or the approval of the OTS. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, management is exploring additional sources of funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.
At June 30, 2010, CFBank met the regulatory capital requirements to be considered well capitalized with a Tier 1 capital level of $18.7 million, or 6.9% of adjusted total assets, which exceeds the required level of $13.6 million, or 5.0%; Tier 1 risk-based capital level of $18.7 million, or 8.7% of risk-weighted assets, which exceeds the required level of $12.9 million, or 6.0%; and total risk-based capital of $21.5 million, or 10.0% of risk-weighted assets, which exceeds the required level of $21.4 million, or 10.0%.

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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the second quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 6. Exhibits.
See Exhibit Index at page 53 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: August 16, 2010	By:	/s/ Eloise L. Mackus
Eloise L. Mackus, Esq.
Interim Chief Executive Officer

Dated: August 16, 2010	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
President, Treasurer and Chief Financial Officer

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

11.1	Statement Re: Computation of Per Share Earnings
22.1	Submission of Matters to a Vote of Security Holders
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer