Form 10-Q
period 2010-09-30
CENTRAL FEDERAL CORP
filed 2010-11-12
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2010, there were 4,127,798 shares of the registrant’s Common Stock outstanding.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2010
INDEX

CENTRAL FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
Cash and cash equivalents	$34,015	$2,973
Securities available for sale	29,501	21,241
Loans held for sale	1,875	1,775
Loans, net of allowance of $10,057 and $7,090	202,709	231,105
Federal Home Loan Bank stock	1,942	1,942
Loan servicing rights	63	88
Foreclosed assets, net	2,348	—
Premises and equipment, net	6,661	7,003
Other intangible assets	139	169
Bank owned life insurance	4,111	4,017
Accrued interest receivable and other assets	3,588	3,429

	$286,952	$273,742

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$20,337	$17,098
Interest bearing	217,390	193,990

Total deposits	237,727	211,088
Short-term Federal Home Loan Bank advances	—	2,065
Long-term Federal Home Loan Bank advances	23,942	29,942
Advances by borrowers for taxes and insurance	93	161
Accrued interest payable and other liabilities	3,484	2,104
Subordinated debentures	5,155	5,155

Total liabilities	270,401	250,515

Stockholders’ equity
Preferred stock, Series A, $.01 par value; $7,225 aggregate liquidation value, 1,000,000 shares authorized; 7,225 shares issued	7,057	7,021
Common stock, $.01 par value; shares authorized; 12,000,000, shares issued; 4,680,331 in 2010 and 4,658,120 in 2009	47	47
Common stock warrant	217	217
Additional paid-in capital	27,481	27,517
Retained earnings (accumulated deficit)	(15,220)	(9,034)
Accumulated other comprehensive income	214	704
Treasury stock, at cost; 558,533 shares	(3,245)	(3,245)

Total stockholders’ equity	16,551	23,227

	$286,952	$273,742

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Interest and dividend income
Loans, including fees	$2,863	$3,239	$9,083	$9,962
Securities	154	278	522	863
Federal Home Loan Bank stock dividends	22	26	65	73
Federal funds sold and other	18	9	41	28

	3,057	3,552	9,711	10,926
Interest expense
Deposits	785	1,125	2,594	3,706
Short-term Federal Home Loan Bank advances and other debt	—	—	—	1
Long-term Federal Home Loan Bank advances and other debt	172	249	526	799
Subordinated debentures	44	46	125	155

	1,001	1,420	3,245	4,661

Net interest income	2,056	2,132	6,466	6,265

Provision for loan losses	617	4,776	7,303	6,683

Net interest income after provision for loan losses	1,439	(2,644)	(837)	(418)

Noninterest income
Service charges on deposit accounts	81	97	225	258
Net gains on sales of loans	244	170	575	501
Loan servicing fees, net	5	8	15	26
Net gain on sales of securities	228	—	468	—
Earnings on bank owned life insurance	28	33	94	97
Other	1	5	13	18

	587	313	1,390	900

Noninterest expense
Salaries and employee benefits	1,113	1,133	3,226	3,276
Occupancy and equipment	47	128	160	412
Data processing	150	148	469	455
Franchise taxes	75	86	253	264
Professional fees	305	152	783	594
Director fees	45	29	97	80
Postage, printing and supplies	24	21	126	133
Advertising and promotion	30	12	85	26
Telephone	28	26	79	78
Loan expenses	12	15	55	47
Foreclosed assets, net	—	(1)	1	(1)
Depreciation	126	114	390	350
FDIC Premiums	170	111	420	447
Amortization of intangibles	10	—	30	—
Other	85	85	251	260

	2,220	2,059	6,425	6,421

Loss before income taxes	(194)	(4,390)	(5,872)	(5,939)

Income tax expense	38	2,298	8	1,757

Net loss	(232)	(6,688)	(5,880)	(7,696)
Preferred stock dividends and accretion of unearned discount on preferred stock	(103)	(102)	(307)	(305)

Net loss attributable to common stockholders	$(335)	$(6,790)	$(6,187)	$(8,001)

Loss per common share:
Basic	$(0.08)	$(1.66)	$(1.51)	$(1.95)
Diluted	$(0.08)	$(1.66)	$(1.51)	$(1.95)
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

					Retained	Accumulated
			Common	Additional	Earnings	Other		Total
	Preferred	Common	Stock	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit)	Income	Stock	Equity

Balance at January 1, 2010	$7,021	$47	$217	$27,517	$(9,034)	$704	$(3,245)	$23,227

Comprehensive loss:
Net loss					(5,880)			(5,880)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						(490)		(490)

Total comprehensive loss								(6,370)

Accretion of discount on preferred stock	36				(36)			—
Release of (385) stock based incentive plan shares, net of forfeitures				(3)	1			(2)
Tax effect from vesting of stock based incentive plan shares				(30)				(30)
Stock option expense, net of forfeitures				(3)				(3)
Preferred stock dividends					(271)			(271)

Balance at September 30, 2010	$7,057	$47	$217	$27,481	$(15,220)	$214	$(3,245)	$16,551

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

					Retained	Accumulated
			Common	Additional	Earnings	Other		Total
	Preferred	Common	Stock	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrants	Capital	Deficit)	Income	Stock	Equity

Balance at January 1, 2009	$6,989	$47	$217	$27,455	$1,262	$350	$(3,245)	$33,075

Comprehensive loss:
Net loss					(7,696)			(7,696)
Change in unrealized gain (loss) on securities available for sale, net of reclassification and tax effects						259		259

Total comprehensive loss								(7,437)

Preferred stock offering costs	(13)							(13)
Accretion of discount on preferred stock	34				(34)			—
Release of 8,509 stock based incentive plan shares, net of forfeitures				43	1			44
Tax benefits from dividends on unvested stock based incentive plan shares				1				1
Tax effect from vesting of stock based incentive plan shares				(20)				(20)
Stock option expense				23				23
Preferred stock dividends					(271)			(271)

Balance at September 30, 2009	$7,010	$47	$217	$27,502	$(6,738)	$609	$(3,245)	$25,402

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2010	2009

Cash flows from operating activities	$2,533	$(955)

Cash flows from investing activities
Available-for-sale securities:
Sales	13,633	—
Maturities, prepayments and calls	4,291	4,872
Purchases	(26,484)	(3,698)
Loan originations and payments, net	8,853	(2,518)
Loans purchased	—	(2,231)
Proceeds from sale of portfolio loans	10,074	—
Proceeds from redemption of FHLB stock	—	167
Additions to premises and equipment	(49)	(30)
Proceeds from the sale of premises and equipment	—	1
Proceeds from the sale of foreclosed assets	—	28

Net cash from investing activities	10,318	(3,409)

Cash flows from financing activities
Net change in deposits	26,595	8,220
Net change in short-term borrowings from the FHLB and other debt	(2,065)	(5,850)
Proceeds from long-term FHLB advances and other debt	—	17,942
Repayments on long-term FHLB advances and other debt	(6,000)	(10,200)
Net change in advances by borrowers for taxes and insurance	(68)	(56)
Cash dividends paid on common stock	—	(205)
Cash dividends paid on preferred stock	(271)	(251)
Costs associated with issuance of preferred stock	—	(13)

Net cash from financing activities	18,191	9,587

Net change in cash and cash equivalents	31,042	5,223

Beginning cash and cash equivalents	2,973	4,177

Ending cash and cash equivalents	$34,015	$9,400

Supplemental cash flow information:
Interest paid	$3,167	$4,691

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$2,348	$174
Loans issued to finance the sale of repossessed assets	—	162
Loans transferred from held for sale to portfolio	91	1,852
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The consolidated financial statements include Central Federal Corporation and its wholly owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC, together referred to as “the Company.” The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.
In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2010 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2009 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2009. The Company has consistently followed those policies in preparing this Form 10-Q.
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
The factors used in the loss per common share computation follow.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Basic
Net loss	$(232)	$(6,688)	$(5,880)	$(7,696)
Less: Preferred dividends and accretion of discount on preferred stock	(103)	(102)	(307)	(305)
Net loss allocated to unvested share-based payment awards	2	15	17	24

Net loss allocated to common stockholders	$(333)	$(6,775)	(6,170)	$(7,977)

Weighted average common shares outstanding	4,092,908	4,090,299	4,094,698	4,087,556

Basic loss per common share	$(0.08)	$(1.66)	$(1.51)	$(1.95)

Diluted
Net loss allocated to common stockholders	$(333)	$(6,775)	$(6,170)	$(7,977)

Weighted average common shares outstanding for basic loss per common share	4,092,908	4,090,299	4,094,698	4,087,556
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—	—	—

Average shares and dilutive potential common shares	4,092,908	4,090,299	4,094,698	4,087,556

Diluted loss per common share	$(0.08)	$(1.66)	$(1.51)	$(1.95)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company reported a net loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Stock options	231,702	314,011	255,133	347,505
Stock warrants	336,568	336,568	336,568	336,568
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
In January 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-06 to Fair Value Measurements and Disclosures (ASC 820), Improving Disclosures About Fair Value Measurements. This ASU added new disclosures about transfers in and out of Level 1 and 2 fair value measurements, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures for ASC 820 were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of these disclosure provisions of the ASU had no impact on the Company’s consolidated financial statements. This ASU also requires disclosures for Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number, as currently permitted. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these disclosure provisions of the ASU did not have an impact on the Company’s consolidated financial statements.

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$2,032	$222	$—	$2,254
Collateralized mortgage obligations	26,954	321	28	27,247

Total	$28,986	$543	$28	$29,501

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2009
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$5,171	$390	$—	$5,561
Collateralized mortgage obligations	13,551	479	—	14,030
Collateralized mortgage obligations issued by private issuers	1,635	15	—	1,650

Total	$20,357	$884	$—	$21,241

The proceeds from sales and calls of securities and the associated gains in the three and nine months ended September 30, 2010 and 2009 are listed below:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds	$4,602	$—	$13,633	$—
Gross gains	228	—	468	—
Gross losses	—	—	—	—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 – SECURITIES (continued)
At September 30, 2010 and December 31, 2009, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which do not have a single maturity date, totaled $28,986 and $29,501 at September 30, 2010, and $20,357 and $21,241 at December 31, 2009.
Fair value of securities pledged was as follows:

	September 30,	December 31,
	2010	2009
Pledged as collateral for:
FHLB advances	$11,519	$11,045
Public deposits	5,969	4,038
Customer repurchase agreements	2,781	3,088
Interest-rate swaps	1,586	1,010

Total	$21,855	$19,181

At September 30, 2010 and December 31, 2009, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes securities with unrealized losses at September 30, 2010 aggregated by major security type and length of time in a continuous unrealized loss position. There were no securities with unrealized losses at December 31, 2009.

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Issued by U.S. government-sponsored agencies and entities:
Collateralized mortgage obligations	$4,522	$28	$—	$—	$4,522	$28

Total temporarily impaired	$4,522	$28	$—	$—	$4,522	$28

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
Unrealized losses have not been recognized into income because the unrealized losses, which are related to five Ginnie Mae (GNMA) collateralized mortgage obligations, carry the full faith and credit guarantee of the U.S. government, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – LOANS

	September 30,	December 31,
	2010	2009

Commercial	$42,814	$42,769
Real estate:
Single-family residential	26,062	29,461
Multi-family residential	35,344	37,679
Commercial	84,048	96,443
Construction	5,824	5,791
Consumer	18,674	26,052

Subtotal	212,766	238,195
Less: Allowance for loan losses (ALLL)	(10,057)	(7,090)

Loans, net	$202,709	$231,105

Construction loans include $1,941 and $1,053 in single-family residential loans, and $3,883 and $4,738 in commercial real estate loans, respectively, at September 30, 2010 and December 31, 2009.
Activity in the ALLL was as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Beginning balance	$10,074	$3,996	$7,090	$3,119
Provision for loan losses	617	4,776	7,303	6,683
Reclassification of allowance for losses on loan-related commitments (1)	—	(51)	—	(51)
Loans charged-off	(702)	(4,144)	(4,515)	(5,180)
Recoveries	68	42	179	48

Ending balance	$10,057	$4,619	$10,057	$4,619

(1)	Reclassified to accrued interest payable and other liabilities in the consolidated balance sheet.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – LOANS (continued)
Individually impaired loans were as follows.

	September 30,	December 31,
	2010	2009

Period-end loans with no allocated allowance for loan losses	$2,842	$6,964
Period-end loans with allocated allowance for loan losses	8,429	6,734

Total	$11,271	$13,698

Amount of the allowance for loan losses allocated to individually impaired loans	$2,980	$2,033

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Average of individually impaired loans during the period	$11,342	$7,785	$11,822	$5,195
Interest income recognized during impairment	10	—	25	—
Cash-basis interest income recognized	—	—	—	—
Nonaccrual loans, foreclosed assets and loans past due over 90 days still on accrual were as follows:

	September 30,	December 31,
	2010	2009

Loans past due over 90 days still on accrual	$—	$14
Nonaccrual loans:
Commercial	$1,041	$217
Single-family residential real estate	392	426
Multi-family residential real estate	4,123	4,406
Commercial real estate	4,906	6,864
Home equity lines of credit	193	1,307
Other consumer	21	—

Total nonaccrual loans	$10,676	$13,220
Foreclosed assets:
Commercial real estate	2,348	—

Total nonperforming assets	$13,024	$13,234

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 – LOANS (continued)
Nonaccrual loans include loans that were modified and identified as troubled debt restructurings, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate, payment extensions, principal forgiveness, and other actions intended to maximize collection. Nonaccruing troubled debt restructurings were as follows:

	September 30,	December 31,
	2010	2009

Commercial	$177	$217
Single-family residential real estate	216	261
Multi-family residential real estate	—	—
Commercial real estate	—	854
Home equity lines of credit	—	496

Total	$393	$1,828

The Company allocated $10 and $511 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of September 30, 2010 and December 31, 2009.
Nonaccrual loans at September 30, 2010 and December 31, 2009, do not include $845 and $1,310, respectively, in troubled debt restructurings where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in impaired loan totals.

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
Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.
Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
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
Foreclosed assets: Nonrecurring adjustments to properties classified as foreclosed assets are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FAIR VALUE (continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value
Measurements at
September 30, 2010
Using Significant Other
Observable Inputs
(Level 2)
Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$2,254
Collateralized mortgage obligations	27,247

Total securities available for sale	$29,501

Yield maintenance provisions (embedded derivatives)	$1,079

Liabilities:
Interest-rate swaps	$1,079

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FAIR VALUE (continued)
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$28	$—
Impaired loans	—	5,499

	Fair Value Measurements at December 31, 2009 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$16	$—
Impaired loans	—	6,757
Impaired loan servicing rights, which are carried at fair value, were carried at $28, which was made up of the amortized cost of $34, net of a valuation allowance of $6 at September 30, 2010. At December 31, 2009, impaired loan servicing rights were carried at $16, which was made up of the amortized cost of $20, net of a valuation allowance of $4. There was a $1 charge against earnings with respect to servicing rights for the three months ended September 30, 2010, and a $3 charge against earnings for the nine months ended September 30, 2010. There was a $1 increase in earnings with respect to servicing rights for the three and nine months ended September 30, 2009.
Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $8,469, with a valuation allowance of $2,969, resulting in a $171 increase in the valuation allowance for the quarter ended September 30, 2010, and an increase in the valuation allowance of $936 for the nine months ended September 30, 2010. Impaired loans carried at the fair value of collateral had an unpaid principal balance of $8,790 with a valuation allowance of $2,033 at December 31, 2009. For the quarter ended September 30, 2009 there was no additional provision for loan losses recorded for impairment charges, and for the nine months ended September 30, 2009 an additional provision of $819 was recorded for impairment charges.
During the three and nine months ended September 30, 2010, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 – FAIR VALUE (continued)
The carrying amounts and estimated fair values of financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$34,015	$34,015	$2,973	$2,973
Securities available for sale	29,501	29,501	21,241	21,241
Loans held for sale	1,875	1,919	1,775	1,804
Loans, net	202,709	204,912	231,105	232,595
FHLB stock	1,942	n/a	1,942	n/a
Accrued interest receivable	865	865	984	984

Yield maintenance provisions (embedded derivatives)	1,079	1,079	480	480

Financial liabilities

Deposits	$(237,727)	$(239,972)	$(211,088)	$(212,306)
FHLB advances	(23,942)	(24,876)	(32,007)	(32,443)
Subordinated debentures	(5,155)	(2,591)	(5,155)	(1,955)
Accrued interest payable	(237)	(237)	(160)	(160)
Interest-rate swaps	(1,079)	(1,079)	(480)	(480)
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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 – FHLB ADVANCES
Advances from the FHLB were as follows:

		September 30,	December 31,
	Rate	2010	2009
Fixed-rate advances:
Maturing January 2010	3.19%	$—	$5,000
Maturing March 2010	4.96%	—	1,000
Maturing March 2011	1.90%	2,200	2,200
Maturing April 2011	2.88%	3,000	3,000
Maturing July 2011	3.85%	3,000	3,000
Maturing April 2012	2.30%	5,000	5,000
Maturing June 2012	2.05%	742	742
Maturing January 2014	3.12%	5,000	5,000
Maturing May 2014	3.06%	5,000	5,000

Total		$23,942	$29,942

Each advance is payable at its maturity date, with a prepayment penalty for fixed rate advances.
The advances were collateralized as follows:

	September 30,	December 31,
	2010	2009

First mortgage loans under a blanket lien arrangement	$21,761	$25,053
Second mortgages	332	938
Multi-family mortgage loans	10,706	12,703
Home equity lines of credit	11,923	13,331
Commercial real estate loans	2,246	62,313
Securities	11,519	11,045

Total	$58,487	$125,383

Commercial real estate loans pledged as collateral to the FHLB decreased from December 31, 2009 because, during the current year, these loans were disallowed by FHLB as a result of the credit performance of the portfolio. Commercial real estate loans were instead pledged as collateral with the Federal Reserve Bank (FRB) and increased CFBank’s borrowing capacity with the FRB. See NOTE 6 – OTHER BORROWINGS for additional information. Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $27,410 from the FHLB at September 30, 2010.
Payment information
Payments over the next five years are as follows:

September 30, 2011	$8,200
September 30, 2012	5,742
September 30, 2013	—
September 30, 2014	10,000

Total	$23,942

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 – OTHER BORROWINGS
There were no outstanding borrowings with the FRB at September 30, 2010 or December 31, 2009.
Assets pledged as collateral with the FRB were as follows:

	September 30,	December 31,
	2010	2009
Commercial loans	$13,191	$18,407
Commercial real estate loans	29,748	254

	$42,939	$18,661

Based on this collateral, CFBank is eligible to borrow up to $27,558 from the FRB at September 30, 2010. Commercial real estate loans were previously pledged to the FHLB. However, to increase CFBank’s borrowing capacity, these loans are now pledged to the FRB. The decline in the pledged loan balances from that shown at December 31, 2009 in Note 5 – FHLB ADVANCES, is primarily due to the difference in loan eligibility factors applied by the FRB as compared to the FHLB.
CFBank had unused lines of credit with two commercial banks totaling $8.0 million at December 31, 2009. Unused commercial bank lines of credit totaled $3.0 million at September 30, 2010 due to non-renewal of a $5.0 million line of credit which resulted from the credit performance of CFBank’s loan portfolio.
NOTE 7 – SUBORDINATED DEBENTURES
In December 2003, Central Federal Capital Trust I, a trust formed by the Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1 per security. The Company issued $5,155 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust (variable interest entity); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company’s investment in the common stock of the trust was $155 and is included in other assets.
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 30, 2033. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. There are no required principal payments on the subordinated debentures over the next five years. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. There were no deferred interest payments as of September 30, 2010. The Company’s Board of Directors is considering deferral of interest payments in order to preserve cash at the Holding Company.
Pursuant to a notice from the Office of Thrift Supervision (OTS) dated October 20, 2010, the Company cannot make interest payments on the subordinated debentures without the prior, written non-objection of the OTS.
The trust preferred securities and subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%. The total rate in effect was 3.38% at September 30, 2010 and 3.10% at December 31, 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 8 – STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that was charged (credited) to income for those Plans was $6 and ($6), respectively, for the three and nine months ended September 30, 2010. Compensation cost resulted in a credit to income for the nine months ended September 30, 2010 due to forfeitures of previous stock option grants and restricted stock awards in excess of the cost of those earned during the period. Total compensation cost that was charged to income for those Plans totaled $22 and $66 respectively for the three and nine months ended September 30, 2009. The total income tax (expense) benefit was $1 and ($1), respectively for the three and nine months ended September 30, 2010 and $5 and $15 respectively for the three and nine months ended September 30, 2009.
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
The fair value of the options granted during the three and nine months ended September 30, 2010 and 2009 was determined using the following weighted-average assumptions as of the grant dates.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Risk-free interest rate	2.38%	n/a	2.38%	1.64%
Expected term (years)	7	n/a	7	7
Expected stock price volatility	47%	n/a	47%	27%
Dividend yield	3.45%	n/a	3.45%	3.63%

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 8 – STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the nine months ended September 30, 2010 follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term	Intrinsic
	Options	Exercise Price	(Years)	Value

Outstanding at beginning of period	310,361	$7.89
Granted	30,000	1.45
Exercised	—	—
Forfeited or expired	(126,130)	6.87

Outstanding at end of period	214,231	$7.59	6.1	$—

Exercisable at end of period	164,027	$9.25	5.1	$—

Information related to the stock option Plans during the three and nine months ended September 30, 2010 and 2009 follows. There were no stock options exercised during the nine months ended September 30, 2010 or 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Weighted average fair value of options granted	$.51	n/a	$.51	$.49
As of September 30, 2010, there was $15 of total unrecognized compensation cost related to non-vested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.7 years. Substantially all of the 50,204 non-vested stock options at September 30, 2010 are expected to vest.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to five years. There were 1,166,707 shares available to be issued under the Plans at September 30, 2010. There were no shares issued during the three and nine months ended September 30, 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 8 – STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s non-vested restricted shares for the nine months ended September 30, 2010 follows:

		Weighted Average
	Shares	Grant-Date Fair Value

Non-vested at beginning of period	28,733	$5.35
Granted	30,000	1.45
Vested	(18,526)	6.08
Forfeited	(7,789)	4.03

Non-vested at end of period	32,418	$1.64

As of September 30, 2010, there was $39 of total unrecognized compensation cost related to non-vested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the nine months ended September 30, 2010 and 2009 was $24 and $56, respectively. There were no shares that vested during the three months ended September 30, 2010 or 2009.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 – PREFERRED STOCK
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
The Preferred Stock has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of Preferred Stock have no voting rights. If any quarterly dividend payable on the Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders will be entitled to vote for the election of two additional directors. These voting rights terminate when the Company has paid the dividends in full. There were no dividends in arrears as of September 30, 2010. The Company’s Board of Directors has elected to defer the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company.
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
Pursuant to an agreement with the OTS effective May 2010, the Company cannot pay cash dividends on the Preferred Stock, or its common stock, without the prior, written non-objection of the OTS. The Company requested and received the written non-objection of the OTS for the quarterly Preferred Stock dividend paid on August 15, 2010.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 10 – REGULATORY CAPITAL MATTERS
CFBank is subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2010, CFBank meets all capital adequacy requirements to which it is subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2010, and at December 31, 2009, CFBank was well capitalized under the regulatory framework for prompt corrective action.
Actual and required capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2010
Total Capital to risk weighted assets	$21,319	10.5%	$16,199	8.0%	$20,249	10.0%

Tier 1 (Core) Capital to risk weighted assets	18,732	9.3%	8,100	4.0%	12,149	6.0%

Tier 1 (Core) Capital to adjusted total assets	18,732	6.6%	11,385	4.0%	14,231	5.0%

Tangible Capital to adjusted total assets	18,732	6.6%	4,269	1.5%	N/A	N/A

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 10 – REGULATORY CAPITAL MATTERS (continued)

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
Dividend Restrictions — The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2010, CFBank must have regulatory approval prior to any dividend payments. See Note 9 – Preferred Stock for a description of restrictions on the payment of dividends on the Company’s common stock as a result of the Holding Company’s participation in the TARP Capital Purchase Program and pursuant to a May 2010 agreement with OTS.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 11 – OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) and related tax effects are as follows for the three and nine months ended September 30, 2010 and 2009.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009

Change in unrealized holding gains (losses) on securities available for sale	$(57)	$164	$(22)	$393
Reclassification adjustment for gains realized in income	(228)	—	(468)	—

Net change in unrealized gains (losses)	(285)	164	(490)	393
Tax effect	—	(56)	—	(134)

Net of tax amount	$(285)	$108	$(490)	$259

The following is a summary of the accumulated other comprehensive income balances net of tax.

	December 31,	Current period	September 30,
	2009	change	2010

Unrealized gains (losses) on securities available for sale	$704	$(490)	$214

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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
General

Our net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows.
Net income is also affected by, among other things, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums, and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.
As a result of the current economic recession, which included failures of financial institutions, investments in banks and other companies by the United States government, and government-sponsored economic stimulus packages, one area of public and political focus is how and the extent to which financial institutions are regulated by the government. The current regulatory environment may result in new or revised regulations that could have a material adverse impact on our performance.
On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street and Consumer Protection Act” (Financial Reform) that could impact the performance of the Company in future periods. The Financial Reform includes numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions include changes to FDIC insurance coverage, which includes a permanent increase in the coverage to $250,000 per depositor and extending the Temporary Account Guarantee Program to December 31, 2010. Additional provisions create a Consumer Protection Bureau, which is authorized to write rules on all consumer financial products, and a Financial Services Oversight Council, which is empowered to determine which entities are systematically significant and require tougher regulations and is charged with reviewing, and when appropriate, submitting comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Further, the Financial Reform retains the Thrift charter and merges the Office of Thrift Supervision, the regulator of CFBank, into the Office of the Comptroller of the Currency. Although the aforementioned provisions are only a few of the numerous ones included in the Financial Reform, the full impact of the entire Financial Reform will not be known until the full implementation is completed, which may take more than 12 months.
The significant volatility and disruption in capital, credit and financial markets experienced in 2008 continued to have a detrimental effect on our national and local economies in 2009 and for the nine months ended September 30, 2010. These effects include declining real estate values; continued tightening in the availability of credit; illiquidity in certain securities markets; increasing loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; declining consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. These conditions also adversely affected the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; increases in regulatory and compliance costs; and declines in the trading price of our common stock.
Other than as discussed in this Form 10-Q and noted in the following narrative, as of September 30, 2010 we were not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. We were also not aware of any recommendations by regulators which would have a material effect if implemented, except as described in this Form 10-Q and in the following narrative.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations. This review should be read in conjunction with our consolidated financial statements and related notes.
Financial Condition
General. Assets totaled $286.9 million at September 30, 2010 and increased $13.2 million, or 4.8%, from $273.7 million at December 31, 2009. The increase was due to a $31.0 million increase in cash and cash equivalents, an $8.3 million increase in securities available for sale, and a $2.3 million increase in foreclosed assets, partially offset by a $28.4 million decrease in net loan balances.
Cash and cash equivalents. Cash and cash equivalents totaled $34.0 million at September 30, 2010 and increased $31.0 million from $3.0 million at December 31, 2009. The increase in cash and cash equivalents was a result of building on-balance-sheet liquidity. The increase in liquidity was accomplished primarily through the issuance of brokered deposits, which also served to lock-in the cost of longer-term liabilities at low current market interest rates. During the nine months ended September 30, 2010, $34.5 million in brokered deposits were issued with an average life of 36 months at an average cost of 1.83%. Liquidity was also increased through proceeds from the sales of a $4.3 million auto loan portfolio and $5.8 million in commercial real estate and multi-family loans.
Securities. Securities available for sale totaled $29.5 million at September 30, 2010, and increased $8.3 million, or 38.9%, compared to $21.2 million at December 31, 2009 due to purchases during the current year period exceeding sales, scheduled maturities and repayments. A portion of the proceeds from the issuance of brokered deposits and sales of loans used to increase on-balance-sheet liquidity were invested in securities available for sale, which offered higher yields than overnight cash investments.
Loans. Net loans totaled $202.7 million at September 30, 2010 and decreased $28.4 million, or 12.3%, from $231.1 million at December 31, 2009. The decrease was primarily due to lower commercial real estate and consumer loan balances and, to a lesser extent, lower multi-family and single-family residential mortgage balances, as well as a $3.0 million increase in the ALLL. Commercial, commercial real estate and multi-family loans, including the related construction loans decreased $15.6 million, or 8.6%, and totaled $166.1 million at September 30, 2010. The decrease was primarily in commercial real estate loan balances, including the related construction loans, which decreased $13.3 million due to the sale of $4.1 million in loans, the transfer of $2.3 million to foreclosed assets, $2.8 million in net charge-offs, and principal repayments and payoffs in excess of current year originations. Multi-family loans declined by $2.3 million primarily related to the sale of $1.7 million in loans. Consumer loans totaled $18.7 million at September 30, 2010 and decreased $7.4 million, or 28.3%, due to the sale of a $4.3 million auto loan portfolio and repayments of auto loans and home equity lines of credit. Single-family residential mortgage loans, including the related construction loans, totaled $28.0 million at September 30, 2010 and decreased $2.5 million, or 8.2%, from $30.5 million at December 31, 2009. The decrease in mortgage loans was due to current period principal repayments in excess of loans originated for portfolio.
Allowance for loan losses. The allowance for loan losses (ALLL) totaled $10.1 million at September 30, 2010 and increased $3.0 million, or 41.8% from $7.1 million at December 31, 2009. The ratio of the ALLL to total loans totaled 4.73% at September 30, 2010, compared to 2.98% at December 31, 2009.
In June 2010, the new management team implemented several significant actions to assess the credit quality of existing loans and loan relationships and improve our lending operations. These steps included: (1) independent loan reviews covering in excess of 80% of the commercial, commercial real estate and multi-family residential loan portfolio; (2) an independent review to assess the methodology used to determine the level of the allowance for loan and lease losses (ALLL); (3) the addition of new personnel to direct our commercial banking activities; and (4) hiring a loan workout firm to assist in addressing troubled loan relationships. These steps were designed to assess credit quality, improve collection and workout efforts with troubled borrowers, and enhance the loan underwriting and approval process.
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
Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $2.6 million, or 19.3%, and totaled $10.7 million at September 30, 2010, compared to $13.2 million at December 31, 2009. The decrease in nonperforming loans was primarily due to $4.5 million in loan charge-offs, a $2.3 million commercial real estate property transferred to foreclosed assets, and, to a lesser extent, loan payments and proceeds from the sale of the underlying collateral of various loans, partially offset by $5.8 million in additional loans that became nonperforming during the nine months ended September 30, 2010. Nonperforming loans totaled 5.02% of total loans at September 30, 2010, compared to 5.56% of total loans at December 31, 2009. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding nonperforming loans.
Individually impaired loans totaled $11.3 million at September 30, 2010, and decreased $2.4 million, or 17.7%, from $13.7 million at December 31, 2009. The amount of the ALLL specifically allocated to individually impaired loans totaled $3.0 million at September 30, 2010, compared to $2.0 million at December 31, 2009. At September 30, 2010, the allowance specifically allocated included $1.6 million to six commercial real estate loans, $184,000 to two commercial loans, and $1.2 million to four multi-family loans. At December 31, 2009, the allowance specifically allocated included $1.1 million to three commercial real estate loans, $11,000 to one commercial loan, $376,000 to three multi-family loans, and $500,000 to one home equity line of credit.
The specific reserve on impaired loans is based on management’s estimate of the fair value of collateral securing the loans, or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals, Brokers Price Opinions (BPO) or internal evaluations to help make this determination. Determination of whether an updated appraisal, BPO or internal evaluation is made is based on factors including, but not limited to, the age of the loan and the most recent appraisal, condition of the property, and whether we expect the collateral to go through the foreclosure or liquidation process. Management considers the need for a downward adjustment to the valuation based on current market conditions, management’s analysis, judgment and experience. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.
Impaired loans totaling $845,000 at September 30, 2010 are not included in nonperforming loans as they are troubled debt restructurings where the borrowers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Industry information is adjusted based on management’s judgment regarding items specific to CFBank, and the current factors discussed previously. The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time. Specifically, industry information is adjusted by comparing the historical payment default rates (CFBank historical default rates and industry estimates of payment default rates) against the current rate of payment default to determine if the current level is high or low compared to historical rates, or rising or falling in light of the current economic outlook. Industry information is adjusted by comparison to CFBank’s historical one year loss rates, as well as the trend in those loss rates, past due, nonaccrual and classified loans. This adjustment process is performed for each segment of the portfolio. Commercial loans are segregated by secured and unsecured amounts. Commercial real estate loans are segregated by owner occupied and non-owner occupied permanent mortgages on commercial real estate, land loans, and construction loans. Multi-family residential real estate loans are segregated by permanent mortgages on multi-family real estate, and construction loans. Single-family residential loans are segregated by first liens, junior liens, and construction loans. Consumer loans are segregated by home equity lines of credit (which are further segregated by loans originated by CFBank, and loans purchased), auto loans, credit cards, loans on deposits, and other consumer loans. These individual segments are then further segregated by internal loan risk ratings.
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
Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $3.6 million or 8.4% of the commercial loan portfolio at September 30, 2010. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At September 30, 2010, one unsecured commercial loan for $177,000 was impaired, while none of the remaining unsecured loans were 30 days or more delinquent.
One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the allowance determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or if not available, estimated declines in value were considered in the evaluation process. Within the real estate loan portfolios, in the aggregate, including single-family, multi-family and commercial real estate, more than 90% of the portfolio has loan-to-value ratios of 85% or less, generally based on the value of the collateral at origination, allowing for some decline in real estate values without exposing the Company to loss. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at September 30, 2010. However, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family real estate, may expose the Company to additional losses.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Home equity lines of credit include both purchased loans and loans we originated for portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Virginia and Florida. The outstanding balance of the purchased home equity lines of credit totaled $3.6 million at September 30, 2010, and $1.9 million, or 51.0%, of the balance is collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to 40% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. There were 10 loans with an aggregate principal balance outstanding of $837,000 at September 30, 2010, where the loan balance exceeded the collateral value by an aggregate amount of $279,000. As the depressed state of the housing market and general economy has continued, we have experienced increased write-offs in the purchased portfolio. Four loans totaling $720,000 were written off during the nine months ended September 30, 2010, compared to one loan totaling $142,000 during the nine months ended September 30, 2009. We continue to monitor collateral values and borrower FICO® scores and, when the situation warrants, have frozen the lines of credit.
Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Credit reviews for these loan types are performed annually, and loan officers maintain close contact with borrowers between annual reviews. Adjustments to loan risk ratings are based on the annual reviews, or any time information is received that may affect risk ratings. Additionally, an independent review of commercial, commercial real estate and multi-family residential loans, which was performed at least annually prior to June 2010, will be performed semi-annually in the future. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of our internal loan risk rating system.
We have incorporated the OTS internal asset classifications as a part of our credit monitoring system and internal loan risk rating system. In accordance with regulations, problem assets are classified as “substandard,” “doubtful” or “loss,” and the classifications are subject to review by the OTS. An asset is considered “substandard” under the regulations if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered “doubtful” under the regulations has all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses make “collection or liquidation in full,” on the basis of currently existing facts, conditions and values, “highly questionable and improbable.” Assets considered “loss” under the regulations are those considered “uncollectible” and having so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets are designated “special mention” when they possess weaknesses but do not currently expose the insured institution to sufficient risk to warrant classification in one of these problem asset categories.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table presents information on classified and criticized loans as of September 30, 2010 and December 31, 2009. No loans were classified “doubtful” or “loss” at either date. This table includes nonperforming loans as of each date.

	September 30, 2010	December 31, 2009
	(Dollars in thousands)
Special mention
Commercial	$8,995	$3,892
Multi-family residential real estate	5,978	3,143
Commercial real estate	8,529	1,432
Home equity lines of credit	3,599	3,894

Total	$27,101	$12,361

Substandard
Commercial	$4,468	$317
Single-family residential real estate	392	426
Multi-family residential real estate	9,918	5,671
Commercial real estate	10,522	10,723
Home equity lines of credit	193	1,307
Other consumer loans	21	14

Total	$25,514	$18,458

The increase in loans classified “special mention” and “substandard” was due to the increasing duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows, and lower collateral values.
Management’s loan review process includes the identification of substandard loans where accrual of interest continues because the loans are under 90 days delinquent and/or the loans are well secured, a complete documentation review had been performed, and the loans are in the active process of being collected, but the loans exhibit some type of weakness that could lead to nonaccrual status in the future. At September 30, 2010, in addition to the nonperforming loans discussed previously, nine commercial loans totaling $3.4 million, six commercial real estate loans totaling $5.6 million and six multi-family residential real estate loans totaling $5.8 million were classified as substandard. At December 31, 2009, in addition to the nonperforming loans discussed previously, a $100,000 commercial loan, four commercial real estate loans totaling $3.9 million, and a $1.3 million multi-family residential real estate loan were classified as substandard.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2010; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions continue to worsen or do not improve.
Foreclosed assets. Foreclosed assets totaled $2.3 million at September 30, 2010. There were no foreclosed assets at December 31, 2009. Foreclosed assets consist of approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. This property was acquired by the Bank through foreclosure due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan. A $982,000 charge-off was recorded when the property was foreclosed in April 2010. Although the property is listed for sale, current economic conditions negatively impact the market for undeveloped land, and sale of this property in the near future is unlikely. There were no other assets acquired by the Bank through foreclosure during the nine months ended September 30, 2010.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Deposits. Deposits totaled $237.7 million at September 30, 2010 and increased $26.6 million, or 12.6%, from $211.1 million at December 31, 2009. The increase was primarily due to a $23.4 million increase in certificate of deposit accounts and a $3.2 million increase in noninterest bearing checking accounts.
CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit balances up to $50 million. Customer balances in the CDARS program decreased $6.4 million from December 31, 2009 and totaled $30.7 million at September 30, 2010. The decrease in CDARS balances was due to customers seeking higher short-term yields than were available based on CFBank’s asset/liability management strategies. CDARS balances are considered brokered deposits for regulatory purposes. Not considering CDARS deposits, brokered deposits totaled $42.0 million at September 30, 2010 and increased $25.7 million from the end of 2009. The increase in brokered deposits was based on CFBank’s asset/ liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.
Certificate of deposit accounts increased $23.4 million during the nine months ended September 30, 2010 due to a $25.7 million increase in brokered deposits and a $4.1 million increase in retail certificate of deposit accounts, partially offset by a $6.4 million decrease in CDARS deposits. Retail certificate of deposit accounts increased primarily due to competitive pricing strategies related to maturities of two years and longer.
Noninterest bearing checking account balances increased $3.2 million, or 18.9%, during the nine months ended September 30, 2010 as a result of our continued success in building complete banking relationships with commercial clients.
CFBank is a participant in the FDIC’s Transaction Account Guarantee Program (TAGP). Under that program, through December 31, 2012, all noninterest-bearing transaction accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the TAGP is in addition to, and separate from, the coverage available under the FDIC’s general deposit insurance rules.
Short-term FHLB advances. Short-term FHLB advances decreased $2.1 million from the end of 2009. Overnight advances were repaid with funds provided by the increase in on-balance-sheet liquidity.
Long-term FHLB advances. Long-term FHLB advances totaled $23.9 million at September 30, 2010 and decreased $6.0 million, or 20.0%, from $29.9 million at December 31, 2009 due to repayment of maturing advances in accordance with the Company’s liquidity management program.
Stockholders’ equity. Stockholders’ equity totaled $16.6 million at September 30, 2010 and decreased $6.7 million from December 31, 2009. The decrease was due to the $5.9 million net loss, $271,000 in preferred stock dividends related to the TARP Capital Purchase Program, and a $490,000 decrease in unrealized gains in the securities portfolio.
Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through September 30, 2010, loan originations totaled $183.5 million and included $132.5 million in single-family mortgage loans, $49.8 million in commercial, commercial real estate and multi-family mortgage loans and $1.2 million in home equity lines of credit.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Comparison of the Results of Operations for the Three Months Ended September 30, 2010 and 2009

General. Net loss totaled $232,000, or $.08 per diluted common share for the quarter ended September 30, 2010, compared to a net loss of $6.7 million, or $1.66 per diluted common share, for the quarter ended September 30, 2009. The $6.5 million decrease in the net loss for the three months ended September 30, 2010 was due to a $4.2 million decrease in the provision for loan losses and $2.3 million decrease in income tax expense. Our ongoing assessment of CFBank’s commercial, commercial real estate and multi-family residential loan portfolio resulted in a provision for loan losses of $617,000 during the quarter ended September 30, 2010. The provision for loan losses in the quarter ended September 30, 2009 totaled $4.8 million and included a $3.5 million charge-off related to the deterioration in financial condition of a significant commercial loan customer. In the quarter ended September 30, 2009, income tax expense resulted from a $3.8 million valuation allowance to reduce the carrying amount of the deferred tax asset to zero at September 30, 2009. Net loan charge-offs, which totaled $4.1 million and $5.1 million for the three and nine months ended September 30, 2009, respectively, reduced the Company’s near term estimates of future taxable income and the amount of the deferred tax asset, primarily related to net operating loss carryforwards, considered realizable. The reduced estimates of future taxable income resulted in the valuation allowance during the prior year quarter. The Company did not incur a similar charge in the three months ended September 30, 2010.
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
Net interest income totaled $2.1 million for the quarters ended September 30, 2010, and 2009. The average interest rate spread increased 18 basis points (bp) to 3.02% in the third quarter of 2010, compared to 2.84% in the third quarter of 2009. The average cost of average interest-bearing liabilities decreased 74 bp, and the average yield on average interest-earning assets decreased 56 bp in the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. The average cost of average interest-bearing liabilities decreased due to the sustained low market interest rate environment. The average yield on average interest-earning assets decreased due to a decrease in average loan balances and an increase in average securities and other earning asset balances, which provide lower yields than loans. The margin totaled 3.12% in the third quarter of 2010, and was unchanged from the third quarter of 2009 despite the increase in the average interest rate spread. The margin was unchanged due to a $10.6 million decrease in the average balance of interest-earning assets and a $7.2 million increase in the average balance of interest-bearing liabilities during the quarter ended September 30, 2010, compared to the quarter ended September 30, 2009. The decrease in the average balance of interest-bearing assets in the current year quarter was primarily due to a decrease in average loan balances, partially offset by an increase in securities and other earning assets. The increase in the average balance of interest-bearing liabilities in the current year quarter was primarily due to an increase in average deposit balances, partially offset by a decrease in average borrowing balances.
Interest income. Interest income totaled $3.1 million and decreased $495,000, or 13.9%, for the quarter ended September 30, 2010, compared to $3.6 million for the quarter ended September 30, 2009. The decrease in interest income was largely due to a decrease in income on loans and securities. Interest income on loans decreased $376,000, or 11.6%, to $2.9 million in the third quarter of 2010, from $3.2 million in the third quarter of 2009. The decrease in income on loans was due to a decline in the average balance of loans, while the average yield on loans was unchanged. The average balance of loans outstanding decreased $27.3 million, or 11.6%, to $207.7 million in the third quarter of 2010, from $235.0 million in the third quarter of 2009. The decrease in the average balance of loans was due to $5.1 million in net loan write-offs during the twelve months ended September 30, 2010, the sale of $4.3 million in auto loans during the first quarter of 2010, the sale of $5.8 million of commercial real estate and multi-family loans during the third quarter of 2010, and principal repayments and loan payoffs offset by originations. The average yield on loans was 5.51% for the third quarters of 2010 and 2009. Interest income on securities decreased $124,000, or 44.6%, to $154,000 for the third quarter of 2010, from $278,000 in the third quarter of 2009. The decrease in income on securities was due to a decrease in the average yield on securities partially offset by an increase in the average balance of securities. The average yield on securities decreased 250 bp to 2.45% in the third quarter of 2010, from 4.95% in the third quarter of 2009. The decrease in the average yield on securities was due to securities purchases at lower market interest rates in the current period. The average balance of securities increased $2.5 million, or 10.7% to $25.8 million in the third quarter of 2010, from $23.3 million in the third quarter of 2009. The increase in the average balance of securities was due to purchases in excess of sales, maturities and repayments of securities.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense. Interest expense decreased $419,000, or 29.5%, to $1.0 million for the third quarter of 2010, compared to $1.4 million in the third quarter of 2009. The decrease in interest expense resulted from lower deposit and borrowing costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits. Interest expense on deposits decreased $340,000, or 30.2%, to $785,000 in the third quarter of 2010, from $1.1 million in the third quarter of 2009. The decrease in interest expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 79 bp to 1.44% in the third quarter of 2010, from 2.23% in the third quarter of 2009, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances increased $16.2 million, or 8.0%, to $218.3 million in the third quarter of 2010, from $202.1 million in the third quarter of 2009. The increase in average deposit balances was due to growth in certificate of deposit, money market, savings and interest-bearing checking balances. Management used brokered deposits as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. See “Deposits” as discussed in the section titled “Financial Condition” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits decreased 80 bp to 1.85% in the third quarter of 2010, from 2.65% in the third quarter of 2009. Average brokered deposit balances increased $13.3 million, or 21.7%, to $74.5 million in the third quarter of 2010 from $61.2 million in the third quarter of 2009. Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $79,000, or 26.8%, to $216,000 in the third quarter of 2010, from $295,000 in the third quarter of 2009. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was primarily due to a decrease in average balances and, to a lesser extent, a decline in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $9.0 million, or 23.6%, to $29.1 million in the third quarter of 2010, from $38.1 million in the third quarter of 2009. The decrease in the average balance was primarily due to repayment of maturing FHLB advances with funds from the growth in deposits. The average cost of borrowings decreased 13 bp to 2.97% in the third quarter of 2010, from 3.10% in the third quarter of 2009. The decrease in borrowing costs was due to lower market interest rates in the current year period.
Provision for loan losses. Provisions for loan losses are based on management’s estimate of probable incurred credit losses in the loan portfolio and the resultant ALLL required. Based on review of the loan portfolio at September 30, 2010, the provision totaled $617,000 for the quarter ended September 30, 2010, compared to $4.8 million for the quarter ended September 30, 2009. The decrease in the provision for loan losses during the current year period was primarily a result of a decline in net charge-offs compared to the same period one year ago, which included a $3.5 million charge-off related to the deterioration in financial condition of a significant commercial loan customer. The level of the provision for loan losses during the current and prior year periods was primarily a result of adverse economic conditions that continue to negatively impact our borrowers, our loan performance and our loan quality. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information.
Net charge-offs totaled $634,000, or 1.18% of average loans on an annualized basis for the quarter ended September 30, 2010, compared to $4.1 million, or 6.91% of average loans on an annualized basis for the quarter ended September 30, 2009. The net charge-offs during the three months ended September 30, 2010 was primarily related to commercial, commercial real estate, and multi-family loans. Net charge-offs in the third quarter of 2009 were primarily due to a single $3.5 million commercial loan write-off and, to a lesser extent, commercial real estate loan write-offs.
Noninterest income. Noninterest income for the quarter ended September 30, 2010 totaled $587,000 and increased $274,000, compared to the quarter ended September 30, 2009. The increase was primarily due to $228,000 in gains on sales of securities and a $74,000 increase in gains on sales of loans, partially offset by a $16,000 decline in service charges on deposit accounts, substantially due to a decline in non-sufficient funds (NSF) fees, and a $12,000 decline in other income.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The largest recurring component of noninterest income is net gains on sales of loans. Net gains on the sale of loans totaled $244,000 for the third quarter of 2010, and increased $74,000, or 43.5%, compared to $170,000 for the third quarter of 2009. CFBank’s mortgage professionals continue to gain market share by building relationships with local realtors and individual borrowers. During the second quarter of 2010, CFBank opened a residential mortgage lending office in Green, Ohio to expand its market presence, and during the current quarter a mortgage underwriter was added to the team to further enhance our mortgage lending capabilities.
Noninterest expense. Noninterest expense increased $161,000, or 7.8%, and totaled $2.2 million for the third quarter of 2010, compared to $2.1 million for the third quarter of 2009. The increase in noninterest expense during the three months ended September 30, 2010 was primarily due to an increase in professional fees and FDIC premiums. Professional fees increased $153,000, and totaled $305,000 for the three months ended September 30 2010, compared to $152,000 in the prior year quarter. The increase was substantially related to legal costs associated with nonperforming loans compared to the prior year quarter. FDIC premiums increased $59,000 and totaled $170,000 for the three months ended September 30 2010, compared $111,000 in the prior year quarter. The increase was primarily related to a higher assessment in the current year quarter as well as an increase in deposit balances compared to the prior year quarter.
The ratio of noninterest expense to average assets increased to 3.09% for the quarter ended September 30, 2010, compared to 2.85% for the quarter ended September 30, 2009. The efficiency ratio increased to 91.51% for the quarter ended September 30, 2010, compared to 84.21% for the quarter ended September 30, 2009. The increase in both of these ratios was due to the increase in noninterest expense.
Income taxes. Income tax expense totaled $38,000 in the third quarter of 2010, compared to $2.3 million in the third quarter of 2009. The tax expense during the current year period was related to the tax impact of securities transactions, offset by the valuation allowance on the tax effect associated with current period vesting of stock compensation awards that were granted in years prior to 2009. The tax expense during the prior year period was related to the $3.8 million valuation allowance against the deferred tax asset, discussed previously.
Comparison of the Results of Operations for the Nine Months Ended September 30, 2010 and 2009

General. Net loss totaled $5.9 million, or $1.51 per diluted common share, for the nine months ended September 30, 2010, compared to a net loss of $7.7 million, or $1.95 per diluted common share, for the nine months ended September 30, 2009. The $1.8 million decrease in the net loss for the nine months ended September 30, 2010 was primarily due to a $1.7 million decrease in income tax expense. The prior year period included the charge for the valuation allowance related to the deferred tax asset, discussed previously. The net loss for the nine months ended September 30, 2010 and 2009 was impacted by the level of loan loss provisions due to adverse economic conditions that negatively impacted our borrowers, our loan performance and our loan quality. The provision for loan losses totaled $7.3 million for the nine months ended September 30, 2010, and $6.7 million for the nine months ended September 30, 2009.
Net interest income. Net interest income for the nine months ended September 30, 2010 totaled $6.5 million and increased $201,000, or 3.2%, compared to the nine months ended September 30, 2009. The increase in net interest income was due to a higher net interest margin for the nine months ended September 30, 2010 compared to the prior year period. Net interest margin increased 18 bp to 3.25% for the nine months ended September 30, 2010, compared to 3.07% for the nine months ended September 30, 2009. The margin improved during the current year period due to a larger decline in funding costs than in asset yields. The average interest rate spread increased 34 bp to 3.09% for the nine months ended September 30, 2010, compared to 2.75% for the nine months ended September 30, 2009. The average cost of average interest-bearing liabilities decreased 82 bp and the average yield on average interest-earning assets decreased 48 bp for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. Both the average cost of average interest-bearing liabilities and the average yield on average interest-earning assets decreased due to the sustained low market interest rate environment. The average yield on average interest-earning assets also decreased due to a decline in average loan balances and an increase in average securities and other earning asset balances, which provide lower yields than loans. An increase in noninterest bearing deposits, which totaled $20.3 million at September 30, 2010, and increased 18.9% from $17.1 million at December 31, 2009, had a positive impact on our net interest margin.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income. Interest income decreased $1.2 million, or 11.1%, to $9.7 million for the nine months ended September 30, 2010, compared to $10.9 million for the nine months ended September 30, 2009. The decrease in interest income was primarily due to a decrease in income on loans and securities. Interest income on loans decreased $879,000, or 8.8%, to $9.1 million for the nine months ended September 30, 2010, from $10.0 million for the nine months ended September 30, 2009. The decrease in interest income on loans was primarily due to a decline in the average balance of loans outstanding and, to a lesser extent, a decline in the yield on the portfolio. The average balance of loans outstanding decreased $17.7 million, or 7.5%, to $219.1 million for the nine months ended September 30, 2010, compared to $236.8 million for the nine months ended September 30, 2009. The decrease in the average balance of loans was due to $5.1 million in net loan write-offs since the quarter ended September 30, 2010, the sale of $4.3 million in auto loans during the first quarter of 2010, the sale of $5.8 million of commercial real estate and multi-family loans during the third quarter of 2010, and principal repayments and loan payoffs offset by originations. The average yield on loans decreased 8 bp to 5.53% in the nine months ended September 30, 2010, from 5.61% in the nine months ended September 30, 2009. The decline in yield was due to origination of new loans at lower market interest rates and lower reset rates on existing adjustable rate loans. Interest income on securities decreased $341,000, or 39.5%, to $522,000 for the nine months ended September 30, 2010, from $863,000 for the nine months ended September 30, 2009. The decrease in income was primarily due to a decline in the average yield on the portfolio, partially offset by an increase in the average balance of securities. The average yield on securities decreased 216 bp to 3.03% for the nine months ended September 30, 2010, from 5.19% for the nine months ended September 30, 2009. The decrease in the average yield on securities was due to securities purchases at lower market interest rates in the current period. The average balance of securities increased $649,000, or 2.8%, to $23.6 million for the nine months ended September 30, 2010, from $23.0 million for the nine months ended September 30, 2009. The increase was due to current period securities purchases in excess of maturities and repayments.
Interest expense. Interest expense decreased $1.4 million, or 30.4%, to $3.2 million for the nine months ended September 30, 2010, compared to $4.7 million for the six months ended September 30, 2009. The decrease resulted from reduced pricing on deposit accounts and lower borrowing costs. Interest expense on deposits decreased $1.1 million, or 30.0%, to $2.6 million for the nine months ended September 30, 2010, from $3.7 million for the nine months ended September 30, 2009. The decrease in expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 84 bp to 1.62% in the nine months ended September 30, 2010, from 2.46% in the nine months ended September 30, 2009, due to lower market interest rates in the current year period. Average deposit balances increased $12.4 million, or 6.1%, to $213.5 million for the nine months ended September 30, 2010, from $201.1 million for the nine months ended September 30, 2009. The increase in average deposit balances was due to growth in money market and checking account balances. Management used brokered deposits as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. See “Deposits” as discussed in the section titled “Financial Condition” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits decreased 74 bp to 2.04% in the nine months ended September 30, 2010, from 2.78% for the nine months ended September 30, 2009. Average brokered deposit balances increased $627,000, or .9%, to $69.4 million in the nine months ended September 30, 2010 from $68.8 million for the nine months ended September 30, 2009. Interest expense on FHLB advances and other debt, including subordinated debentures, decreased $304,000, or 31.8%, to $651,000 for the nine months ended September 30, 2010, from $955,000 for the nine months ended September 30, 2009. The decrease in this expense was primarily due to a decline in the average balance of FHLB advances and other borrowings, including subordinated debentures, and, to a lesser extent, a decrease in the average cost of borrowings. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $8.4 million, or 22.2%, to $29.3 million for the nine months ended September 30, 2010, from $37.7 million for the nine months ended September 30, 2009. The decrease in the average balance was primarily due to repayment of maturing FHLB advances with funds from the growth in deposits. The average cost of borrowings, including subordinated debentures, declined 42 bp to 2.96% in the nine months ended September 30, 2010, from 3.38% in the nine months ended September 30, 2009. The decrease in cost of borrowings was the result of lower market interest rates in the current year period.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for loan losses. The provision for loan losses totaled $7.3 million for the nine months ended September 30, 2010 compared to $6.7 million for the nine months ended September 30, 2009. The increase in the provision for loan losses during the current year period was primarily a result of adverse economic conditions that continued to negatively impact our borrowers, our loan performance and our loan quality. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information.
Net charge-offs totaled $4.3 million, or 2.58% of average loans on an annualized basis, during the nine months ended September 30, 2010, compared to net charge-offs of $5.1 million, or 2.87% of average loans on an annualized basis, during the nine months ended September 30, 2009. Net charge-offs in both the current and prior year periods were primarily related to commercial, commercial real estate and multi-family loans and, to a lesser extent, home equity lines of credit.
Noninterest income. Noninterest income totaled $1.4 million, and increased $490,000, or 54.4%, for the nine months ended September 30, 2010, compared to $900,000 for the nine months ended September 30, 2009. The increase was primarily due to $468,000 in gains on sales of securities during the current year period. The sales proceeds were reinvested in securities with a 0% total risk-based capital requirement. The gains on sales positively impacted CFBank’s core capital ratio, and reinvestment in 0% risk-weighted assets had a positive impact on CFBank’s total risk-based capital ratio. The increase in noninterest income due to gains on sales of securities was partially offset by a $33,000 decline in service charges on deposit accounts due to a decline in NSF fees and deposit account related processing fees, and a $19,000 decline in other income.
The largest recurring component of noninterest income is net gain on sales of loans. Net gain on the sale of loans totaled $575,000, and increased $74,000, or 14.8%, for the nine months ended September 30, 2010 compared to $501,000 for the nine months ended September 30, 2009. CFBank’s mortgage professionals continue to gain market share by building relationships with local realtors and individual borrowers.
Noninterest expense. Noninterest expense totaled $6.4 million for both nine month periods ended September 30, 2010 and 2009. During the nine months ended September 30, 2010 noninterest expense included increases in professional fees and advertising and promotion, offset by a decrease in occupancy and equipment expenses. Professional fees increased $189,000, or 31.8%, and totaled $783,000 for the nine months ended September 30 2010, compared to $594,000 in the prior year period. The increase was primarily related to legal costs associated with nonperforming loans. Advertising and promotion increased $59,000, and totaled $85,000 for the nine months ended September 30, 2010, compared to $26,000 in the prior year period. The increase was due to costs associated with enhancement of marketing and presentation materials related to CFBank’s products and services. Occupancy and equipment expense decreased $252,000, or 61.2%, and totaled $160,000 for the nine months ended September 30, 2010, compared to $412,000 for the prior year period. The decrease was due to the elimination of rent expense for the Company’s Fairlawn office as a result of the October 2009 acquisition of Smith Ghent LLC, which owns the Fairlawn office building.
The ratio of noninterest expense to average assets increased to 2.99% for the nine months ended September 30, 2010, compared to 2.96% for the nine months ended September 30, 2009, primarily due to a decrease in average assets for the current year period. The efficiency ratio improved to 86.56% for the nine months ended September 30, 2010, compared to 89.62% for the nine months ended September 30, 2009, primarily due to the increase in net interest income in the nine months ended September 30, 2010.
Income taxes. Income tax expense totaled $8,000 for the nine months ended September 30, 2010, compared to $1.8 million for the nine months ended September 30, 2009. The tax expense during the current year period was related to the tax impact of securities transactions, offset by the valuation allowance on the tax effect associated with current period vesting of stock compensation awards that were granted in years prior to 2009. The tax expense during the prior year period was related to the $3.8 million valuation allowance against the deferred tax asset, discussed previously.

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

	For the Three Months Ended September 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$25,771	$154	2.45%	$23,285	$278	4.95%
Loans and loans held for sale (3)	207,682	2,863	5.51%	235,013	3,239	5.51%
Other earning assets	28,484	18	0.25%	14,133	9	0.25%
FHLB stock	1,942	22	4.53%	2,053	26	5.07%

Total interest-earning assets	263,879	3,057	4.64%	274,484	3,552	5.20%
Noninterest-earning assets	23,950			14,541

Total assets	$287,829			$289,025

Interest-bearing liabilities:
Deposits	$218,307	785	1.44%	$202,126	1,125	2.23%
FHLB advances and other borrowings	29,097	216	2.97%	38,097	295	3.10%

Total interest-bearing liabilities	247,404	1,001	1.62%	240,223	1,420	2.36%

Noninterest-bearing liabilities	23,602			18,913

Total liabilities	271,006			259,136

Equity	16,823			29,889

Total liabilities and equity	$287,829			$289,025

Net interest-earning assets	$16,475			$34,261

Net interest income/interest rate spread		$2,056	3.02%		$2,132	2.84%

Net interest margin			3.12%			3.12%

Average interest-earning assets to average interest-bearing liabilities	106.66%			114.26%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Balance is net of the ALLL, deferred loan origination fees, undisbursed proceeds of construction loans and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Average Balances, Interest Rates and Yields — Continued

	For the Nine Months Ended September 30,
	2010			2009
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$23,625	$522	3.03%	$22,976	$863	5.19%
Loans and loans held for sale (3)	219,116	9,083	5.53%	236,833	9,962	5.61%
Other earning assets	21,619	41	0.25%	11,271	28	0.33%
FHLB stock	1,942	65	4.46%	2,090	73	4.66%

Total interest-earning assets	266,302	9,711	4.87%	273,170	10,926	5.35%
Noninterest-earning assets	20,027			15,609

Total assets	$286,329			$288,779

Interest-bearing liabilities:
Deposits	$213,459	2,594	1.62%	$201,100	3,706	2.46%
FHLB advances and other borrowings	29,319	651	2.96%	37,690	955	3.38%

Total interest-bearing liabilities	242,778	3,245	1.78%	238,790	4,661	2.60%

Noninterest-bearing liabilities	23,190			18,220

Total liabilities	265,968			257,010

Equity	20,361			31,769

Total liabilities and equity	$286,329			$288,779

Net interest-earning assets	$23,524			$34,380

Net interest income/interest rate spread		$6,466	3.09%		$6,265	2.75%

Net interest margin			3.25%			3.07%

Average interest-earning assets to average interest-bearing liabilities	109.69%			114.40%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Balance is net of the ALLL, deferred loan origination fees, undisbursed proceeds of construction loans and includes nonperforming loans.

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

	Three Months Ended			Nine Months Ended
	September 30, 2010			September 30, 2010
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2009			September 30, 2009
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(306)	$182	$(124)	$(383)	$42	$(341)
Loans and loans held for sale	5	(381)	(376)	(143)	(736)	(879)
Other earning assets	—	9	9	(12)	25	13
FHLB stock	(3)	(1)	(4)	(3)	(5)	(8)

Total interest-earning assets	(304)	(191)	(495)	(541)	(674)	(1,215)

Interest-bearing liabilities:
Deposits	(865)	525	(340)	(1,457)	345	(1,112)
FHLB advances and other borrowings	(12)	(67)	(79)	(109)	(195)	(304)

Total interest-bearing liabilities	(877)	458	(419)	(1,566)	150	(1,416)

Net change in net interest income	$573	$(649)	$(76)	$1,025	$(824)	$201

(1)	Securities amounts are presented on a fully taxable equivalent basis.

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
Determination of the allowance for loan losses. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including performing loans, trends in past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Nonperforming loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that the Company will not be able to collect all amounts contractually due. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes review of historical data, judgments regarding the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable, various collection strategies, and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition — Allowance for loan losses” and in Notes 1, 3 and 4 to our consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K.
Valuation of the deferred tax asset. Another critical accounting policy relates to valuation of the deferred tax asset, which includes the benefit of loss carryforwards which expire in varying amounts in future periods. At year-end 2009, the Company had net operating loss carryforwards of approximately $7.7 million which expire at various dates from 2024 to 2029. Realization is dependent on generating sufficient future taxable income prior to expiration of the loss carryforwards. The Company’s net loss in 2009 reduced management’s near term estimate of future taxable income, and reduced the amount of the net deferred tax asset considered realizable. A $4.3 million valuation allowance was recorded in 2009, reducing the amount of the net deferred tax asset to zero. Additional information regarding this policy is included in the previous section captioned “Comparison of the Results of Operations for the Three Months Ended September 30, 2010 and 2009 — Income taxes” and “Comparison of the Results of Operations for the Nine Months Ended September 30, 2010 and 2009 — Income taxes” and is included in Notes 1 and 12 to our consolidated financial statements in our 2009 Annual Report to Stockholders incorporated by reference into our 2009 Annual Report on Form 10-K.

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
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the FRB, a line of credit with a commercial bank, and the ability to obtain deposits by offering above-market interest rates. Under a directive from the OTS dated April 6, 2010, CFBank cannot increase the amount of brokered deposits above $76.4 million, excluding interest credited, without the prior non-objection of the OTS. Brokered deposits totaled $72.7 million at September 30, 2010.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)
Cash and unpledged securities	$41,661	$5,033
Additional borrowing capacity at the FHLB	3,468	7,720
Additional borrowing capacity at the FRB	27,558	12,129
Unused commercial bank line of credit	3,000	8,000

Total	$75,687	$32,882

Cash available from liquid assets and borrowing capacity increased to $75.7 million at September 30, 2010 from $32.9 million at December 31, 2009. Cash and unpledged securities increased $36.7 million through the nine months ended September 30, 2010 due to the use of brokered and non-brokered deposits to increase on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. As of September 30, 2010, CFBank, under the directive by the OTS as previously discussed, has the ability to obtain an additional $3.7 million in brokered deposits for liquidity and asset/liability management purposes, as needed. CFBank’s additional borrowing capacity with the FHLB decreased to $3.5 million at September 30, 2010 from $7.7 million at December 31, 2009 primarily due to tightening in overall credit policies by the FHLB during the nine months ended September 30, 2010. CFBank’s additional borrowing capacity at the FRB increased to $27.6 million at September 30, 2010 from $12.1 million at December 31, 2009 due to additional commercial real estate loans pledged as collateral with the FRB during the nine months ended September 30, 2010. Further tightening in credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio, or a decline in the balance of pledged collateral, may reduce CFBank’s borrowing capacity. Unused commercial bank lines of credit decreased to $3.0 million at September 30, 2010 from $8.0 million at December 31, 2009 due to non-renewal of one line of credit which resulted from the credit performance of CFBank’s loan portfolio.
We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. We use brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources, balancing the costs of funding with the mix of maturities. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. Brokered deposits, including CDARS deposits, totaled $72.7 million at September 30, 2010 and $53.4 million at December 31, 2009. Current regulatory restrictions limit an institution’s use of brokered deposits in situations where capital falls below well-capitalized levels and in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was well-capitalized and not subject to these regulatory restrictions on the use of brokered deposits at September 30, 2010. CFBank was, however, subject to a $76.4 million limit on the amount of its brokered deposits as a result of a directive from the OTS dated April 6, 2010, as described previously.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
CFBank could raise additional deposits by offering above-market interest rates. Current regulatory restrictions limit an institution’s ability to pay above-market interest rates in situations where capital falls below well-capitalized levels or in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was well-capitalized and not subject to regulatory restrictions on its ability to pay above-market interest rates at September 30, 2010. CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, as included in the Dodd-Frank Wall Street Reform and Consumer Protection Act, as previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s TLGP which provides unlimited deposit insurance coverage, through December 31, 2012, for noninterest-bearing transaction accounts. Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank.
The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries, or the sale of assets. Pursuant to an agreement with OTS effective May 2010, the Holding Company cannot incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Additionally, the Holding Company is not able to declare, make, or pay any cash dividends or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any Holding Company equity stock without the prior non-objection of the OTS. Pursuant to a notice from the OTS dated October 20, 2010, the Holding Company cannot pay interest on debt or commit to do so without the prior, written non-objection of the OTS. The agreement with and notice from the OTS, however, are not expected to restrict the Holding Company’s ability to raise funds in the securities markets though equity offerings.
At September 30, 2010, the Holding Company and its subsidiaries, other than CFBank, had cash of $996,000 available to meet cash needs. Annual debt service on the subordinated debentures is currently approximately $174,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.38% at September 30, 2010. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,000 at the current 5% level, which is scheduled to increase to 9% after February 14, 2013. Annual operating expenses are approximately $425,000. The Holding Company’s available cash at September 30, 2010 is sufficient to cover cash needs, at their current level, for approximately 1 year. The Board of Directors elected to defer the November 15, 2010 scheduled dividend payment related to the preferred stock in order to preserve available cash at the Holding Company. On an annual basis, this would reduce the cash outflow by approximately $361,000 and extend the cash coverage to approximately 1.7 years based on the current balance.
Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior approval of the OTS. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of September 30, 2010, CFBank can pay no dividends to the Holding Company without OTS approval. Future dividend payments by CFBank to the Holding Company would be based upon future earnings or the approval of the OTS. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, management is exploring additional sources of funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
At September 30, 2010, CFBank met the regulatory capital requirements to be considered well capitalized with a Tier 1 capital level of $18.7 million, or 6.6% of adjusted total assets, which exceeds the required level of $14.2 million, or 5.0%; Tier 1 risk-based capital level of $18.7 million, or 9.3% of risk-weighted assets, which exceeds the required level of $12.1 million, or 6.0%; and total risk-based capital of $21.3 million, or 10.5% of risk-weighted assets, which exceeds the required level of $20.2 million, or 10.0%.
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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the third quarter of 2010 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information
Item 6. Exhibits.
See Exhibit Index at page 52 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: November 12, 2010	By:	/s/ Eloise L. Mackus
Eloise L. Mackus, Esq.
Interim Chief Executive Officer

Dated: November 12, 2010	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
President, Treasurer and Chief Financial Officer

CENTRAL FEDERAL CORPORATION
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