Form 10-K
period 2010-12-31
CENTRAL FEDERAL CORP
filed 2011-03-30
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2010 was $5.3 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.
As of March 15, 2011, there were 4,127,798 shares of the registrant’s Common Stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Rule 14a-3(b) Annual Report to Stockholders for its fiscal year ended December 31, 2010, which was filed with the Securities and Exchange Commission (the Commission) on or about March 30, 2011, and its Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on May 19, 2011, which was filed with the Commission on or about March 30, 2011, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements
Statements in this Form 10-K and in other communications by the Company, as defined below, that are not statements of historical fact are forward-looking statements which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the Company, as defined below, management or Boards of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:
•
a continuation of current high unemployment rates and difficult economic conditions or adverse changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

•	changes in interest rates that may reduce net interest margin and impact funding sources;
•	our ability to maintain sufficient liquidity to continue to fund our operations;
•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;
•	the possibility of other-than-temporary impairment of securities held in the Company’s securities portfolio;
•
results of examinations of the Company and Bank by the regulators, including the possibility that the regulators may, among other things, require the Company to increase its allowance for loan losses or write-down assets;

•
the uncertainties arising from the Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program, including the impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of the United States Department of the Treasury’s (U.S. Treasury’s) preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption;

•	changes in tax laws, rules and regulations;
•
various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC), the Office of the Controller of the Currency (OCC) and the Office of Thrift Supervision (OTS);

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;
•	our ability to grow our core businesses;
•	technological factors which may affect our operations, pricing, products and services;
•	unanticipated litigation, claims or assessments; and
•	management’s ability to manage these and other risks.
Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Company believes it has chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

PART I

Item 1.	Business.
General
Central Federal Corporation (the Holding Company), which was formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank is a community-oriented savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the OTS. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Holding Company, was formed in 2003 to raise additional funding for the Company. The Holding Company is not considered the primary beneficiary of this trust (variable interest entity), therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Ghent Road, Inc., a wholly owned subsidiary of the Holding Company, was formed in 2006 and owns land adjacent to CFBank’s Fairlawn, Ohio office. Smith Ghent LLC, a wholly owned subsidiary of the Holding Company, owns the office building and land in Fairlawn which is leased to CFBank. The Holding Company previously was a one-third owner in Smith Ghent LLC and acquired the remaining two-thirds interest on October 6, 2009. Currently, we do not transact material business other than through CFBank. At December 31, 2010, assets totaled $275.2 million and stockholders’ equity totaled $16.0 million.
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of online internet banking, mobile banking, remote deposit, corporate cash management and telephone banking. We attract retail and business deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. We also invest in consumer loans, construction and land loans and securities. In 2003, we began originating more commercial, commercial real estate and multi-family mortgage loans than in the past as part of our expansion into business financial services. The majority of our customers are small businesses, small business owners and consumers. Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities. Our primary sources of funds are retail and business deposit accounts and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances, other borrowings and proceeds from the sale of loans. Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio. We originate commercial and conventional real estate loans and business loans primarily throughout Ohio.

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
Lending Activities
Loan Portfolio Composition. The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans and, to a lesser degree, mortgage loans secured by single-family residences and consumer loans. At December 31, 2010, gross loans receivable totaled $200.5 million and decreased $38.6 million, or 16.1%, from $239.1 million at December 31, 2009. Commercial, commercial real estate and multi-family mortgage loans totaled $156.8 million and represented 78.2% of the gross loan portfolio at December 31, 2010 compared to 76.2% of the gross loan portfolio at December 31, 2009 and 76.7% at December 31, 2008. The increase in the percentage of commercial, commercial real estate and multi-family mortgage loans in the portfolio during the current year was due to a decline in the overall loan portfolio as a result of management’s decision to reduce the origination of loans in response to the continued uncertainty with the economy and to prudently manage the Company’s capital. Commercial, commercial real estate and multi-family mortgage loan balances decreased $23.3 million, or 13.1%, during 2010. Portfolio single-family residential mortgage loans totaled $25.6 million and represented 12.8% of total gross loans at year-end 2010 and 2009 and 12.1% at year-end 2008. The remainder of the portfolio consisted of consumer loans, which totaled $18.1 million, or 9.0% of gross loans receivable at year-end 2010.
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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$23,273	11.61%	$29,578	12.37%	$28,737	12.07%	$29,569	12.68%	$29,973	16.05%
Multi-family	35,308	17.61%	37,788	15.81%	41,541	17.45%	43,673	18.73%	47,153	25.24%
Construction (1)	4,919	2.45%	5,811	2.43%	3,068	1.29%	6,164	2.65%	4,454	2.38%
Commercial real estate	80,725	40.26%	96,854	40.51%	97,015	40.76%	90,193	38.68%	43,335	23.20%

Total real estate mortgage loans	144,225	71.93%	170,031	71.12%	170,361	71.57%	169,599	72.74%	124,915	66.87%

Consumer loans:
Home equity loans	968	0.48%	1,159	0.48%	633	0.27%	601	0.26%	860	0.46%
Home equity lines of credit	16,316	8.14%	19,023	7.96%	19,804	8.31%	18,726	8.03%	21,879	11.71%
Automobile	98	0.05%	4,943	2.07%	5,151	2.17%	7,962	3.41%	6,465	3.46%
Other	724	0.36%	1,040	0.43%	1,007	0.42%	960	0.41%	784	0.42%

Total consumer loans	18,106	9.03%	26,165	10.94%	26,595	11.17%	28,249	12.11%	29,988	16.05%

Commercial loans	38,194	19.04%	42,897	17.94%	41,087	17.26%	35,311	15.15%	31,901	17.08%

Total loans receivable	200,525	100.00%	239,093	100.00%	238,043	100.00%	233,159	100.00%	186,804	100.00%

Less:
Allowance for loan losses	(9,758)		(7,090)		(3,119)		(2,684)		(2,109)

Loans receivable, net	$190,767		$232,003		$234,924		$230,475		$184,695

(1)
Construction loans include single-family real estate loans of $2,324, $1,056, $180, $1,434, and $429 at December 31, 2010, 2009, 2008, 2007, and 2006, commercial real estate loans of $2,595, $4,755, $2,871, $4,730, and $3,788 at December 31, 2010, 2009, 2008, 2007, and 2006; and multi-family real estate loans of $237 in 2006. Loan balances at December 31, 2010, 2009 and 2008 are reported at the recorded investment, which includes accrued interest. Loan balances at December 31, 2008 and 2007 do not include accrued interest.

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2010. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2010
	Real Estate		Commercial	Total Loans
	Mortgage Loans(1)	Consumer Loans	Loans	Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$23,734	$859	$23,366	$47,959

After one year:
More than one year to three years	13,346	805	4,061	18,212
More than three years to five years	19,231	221	3,080	22,532
More than five years to 10 years	60,706	264	6,748	67,718
More than 10 years to 15 years	7,682	4,859	838	13,379
More than 15 years	19,526	11,098	101	30,725

Total due after 2011	120,491	17,247	14,828	152,566

Total amount due	$144,225	$18,106	$38,194	$200,525

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.
The following table sets forth at December 31, 2010, the dollar amount of total loans receivable contractually due after December 31, 2011, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2011
	Fixed	Adjustable	Total
	(Dollars in thousands)

Real estate mortgage loans(1)	$47,523	$72,968	$120,491
Consumer loans	1,253	15,994	17,247
Commercial loans	5,277	9,551	14,828

Total loans	$54,053	$98,513	$152,566

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.
Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans and expanded into business financial services in the Fairlawn and Columbus, Ohio, markets.

CFBank participates in various loan programs offered by the Small Business Administration (SBA) enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 90%. SBA loans totaled $6.3 million at December 31, 2010 and increased from $3.0 million at December 31, 2009 and $1.1 million at December 31, 2008. We also participate in the State of Ohio’s GrowNOW program, which provides small business borrowers with a 3% interest rate reduction on small business loans funded through deposits from the State of Ohio at CFBank. At December 31, 2010, loans outstanding under the GrowNOW program totaled $2.0 million compared to $2.2 million at December 31, 2009 and $1.4 million at December 31, 2008.
Commercial, commercial real estate and multi-family loans are predominantly adjustable rate loans, although we offer both fixed rate and adjustable rate loans. Fixed rates are generally limited to three to five years. CFBank also accommodates borrowers who desire fixed rate loans for longer than three to five years by utilizing interest rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 20 to the Consolidated Financial Statements.
A majority of our single-family mortgage loan originations are fixed-rate loans. Current originations of long-term, fixed-rate single-family mortgages are generally sold rather than retained in portfolio in order to minimize investment in long-term, fixed-rate assets that have the potential to expose the Company to long-term interest rate risk. Although we currently expect that most of our long-term, fixed-rate mortgage loan originations will continue to be sold, primarily on a servicing-released basis, a portion of these loans may be retained for portfolio within our interest rate risk and profitability guidelines.
Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are obtained from our loan officers and their contacts with the local real estate industry, existing or past customers, members of the local communities, and to a lesser extent through telemarketing and purchased leads. We offer both fixed-rate and adjustable-rate mortgage (ARM) loans with maturities generally up to 30 years, priced competitively with current market rates. We offer several ARM loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans.
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
We currently sell substantially all of the single-family mortgage loans that we originate on a servicing released basis. All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten directly by the investor. A high volume of residential mortgage originations is a key component for profitability in this part of our business. We are in the process of achieving direct endorsed underwriter status, a designation by the Department of Housing and Urban Development that will allow us to offer loans insured by the Federal Housing Authority (FHA). For the year ended December 31, 2010, single-family mortgage loans originated for sale totaled $79.6 million, and increased $13.6 million, or 20.6%, compared to $66.0 million in 2009. The increase in mortgage loan production was due to continued low mortgage interest rates through 2010, which resulted from the Federal Reserve Board reducing interest rates to historically low levels in the fourth quarter of 2008, and the success of CFBank’s staff of mortgage loan originators in increasing this business despite the depressed condition of the housing market. The volume of refinance activity, which is very sensitive to market mortgage interest rates, may be a significant factor that impacts the level of residential originations in 2011. If market mortgage rates increase or the housing market deteriorates further, mortgage production, and resultant gains on sales of loans, could decrease. The Dodd-Frank Wall Street Reform and Consumer Protection Act ( the Dodd-Frank Act) contains provisions which limit the methods of compensation for mortgage loan originators and this may impact the Company as a result of loan origination professionals’ decisions about whether to remain in the industry.

At December 31, 2010, portfolio single-family mortgage loans totaled $23.3 million, or 11.6% of total loans. Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85% of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance. Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance. Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.
Portfolio single-family ARM loans, which totaled $9.6 million, or 41.1% of the single-family mortgage loan portfolio at December 31, 2010, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans. CFBank requires that all ARM loans held in the loan portfolio have payments sufficient to amortize the loan over its term, and the loans do not have negative principal amortization.
Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans had been a significant lending activity since 2003, when we expanded into business financial services in the Fairlawn and Columbus, Ohio, markets. Management decreased the origination of these loan types in 2010 in response to continued weak economic conditions impacting the financial strength of borrowers and market values of collateral underlying these types of loans, and the related increased risk characteristics and adverse credit-related performance of CFBank’s existing commercial real estate and multi-family residential loan portfolios. Commercial real estate and multi-family residential mortgage loans decreased $18.6 million in 2010 and totaled $116.0 million, or 57.9% of gross loans, at December 31, 2010. We anticipate that commercial real estate and multi-family residential mortgage lending activities and loan balances may continue to decrease in the near term as a result of the recessionary economic conditions which began in 2008 and continued through 2010. Future lending activities are subject to a number of conditions including, but not limited to, the capital position of CFBank, the general economy, the performance of existing loans and the availability of appropriate funding sources.
We originate commercial real estate loans that are secured by properties used for business purposes, such as manufacturing facilities, office buildings or retail facilities. We originate multi-family residential mortgage loans that are secured by apartment buildings, condominiums, and multi-family residential houses. Commercial real estate and multi-family residential mortgage loans are secured by properties generally located in our primary market area.
Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 75% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $250,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed rates are generally limited to three to five years, at which time they convert to adjustable rate loans. CFBank also accommodates borrowers who desire fixed rate loans for longer than three to five years by utilizing interest rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 20 to the Consolidated Financial Statements. Adjustable rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

Commercial real estate and multi-family residential mortgage loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans. Because payments on loans secured by commercial real estate and multi-family residential properties are dependent on successful operation or management of the properties, repayment of commercial real estate and multi-family residential mortgage loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. As with single-family residential mortgage loans, adjustable rate commercial real estate and multi-family residential mortgage loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Additionally, adjustable rate commercial real estate and multi-family residential mortgage loans generally do not contain periodic and lifetime caps on interest rate changes. We seek to minimize the additional risk presented by adjustable rate commercial real estate and multi-family residential mortgage loans through underwriting criteria that require such loans to be qualified at origination with sufficient debt coverage ratios under increasing interest rate scenarios.
Commercial real estate and multi-family residential mortgage loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Some of our borrowers also have more than one commercial real estate or multi-family residential mortgage loan outstanding with us. Additionally, some loans may be collateralized by junior liens. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a single-family residential mortgage loan. We seek to minimize and mitigate these risks through underwriting policies which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio and the financial strength of the property owners and/or guarantors.
Commercial Lending. Origination of commercial loans has been a significant lending activity since 2003, when we expanded into business financial services in the Fairlawn and Columbus, Ohio, markets. Management decreased the origination of commercial loans in 2010 in response to continued weak economic conditions impacting the financial strength of companies requesting financing, and the increased risk characteristics and adverse credit-related performance of the existing commercial loan portfolio. Commercial loan balances decreased $4.7 million, or 11.0%, in 2010 and totaled $38.2 million, or 19.1% of gross loans, at December 31, 2010. We anticipate that commercial lending activities may continue to decrease in the near term as a result of the recessionary economic conditions which began in 2008 and continued through 2010. Future commercial lending activities are subject to a number of conditions including, but not limited to, the capital position of CFBank, the general economy, the performance of existing loans and the availability of appropriate funding sources.
We make commercial loans primarily to businesses. Those loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed and adjustable rate commercial loans. Fixed rates are generally limited to three to five years. Adjustable rate loans are tied to various market indices and generally adjust monthly or annually.

Commercial loans are generally considered to involve a greater degree of risk than loans secured by real estate. Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. We seek to mitigate these risks through underwriting policies which require such loans to be qualified at origination on the basis of the enterprise’s income and debt coverage ratio and the financial strength of the business owners and/or guarantors.
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
Construction and Land Lending. To a lesser extent, we originate construction, land and land development loans in our primary market areas. Due to continued weak economic conditions impacting the financial strength and market values of collateral underlying these loans, management decreased the origination of construction and land loans in 2010. Construction loans are made to finance the construction of residential and commercial properties. Construction loans are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Our policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction. Land development loans generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. Loans on raw land generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.
Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. We attempt to reduce such risks on construction loans by requiring personal guarantees and reviewing current personal financial statements and tax returns as well as other projects of the developer. Construction loans totaled $4.9 million at December 31, 2010. Land loans totaled $5.9 million at December 31, 2010.
Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits. At December 31, 2010, the consumer loan portfolio totaled $18.1 million, or 9.0% of gross loans receivable.
Home equity lines of credit comprise the majority of consumer loan balances and totaled $16.3 million at December 31, 2010. Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States. The outstanding balance of the purchased home equity lines of credit totaled $3.4 million at December 31, 2010.

We offer a variable rate home equity line of credit which we originate for our portfolio. The interest rate adjusts monthly at various margins above the prime rate of interest as disclosed in The Wall Street Journal. The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment, and the borrower’s FICO® score. The amount of the line is based on the borrower’s credit, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.
The purchased home equity lines of credit present higher risk than the home equity lines of credit we originate for our portfolio. The purchased home equity lines of credit are collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The collateral values associated with certain loans in these states have declined by up to 60% since these loans were originated in 2005 and 2006, and as a result, some loan balances exceed collateral values. As the depressed state of the housing market and general economy has continued, we have experienced increased write-offs in the purchased portfolio. We continue to monitor collateral values and borrower FICO® scores and, when the situation warrants, have frozen the lines of credit.
Auto loan balances primarily represent remaining unpaid amounts on pools of loans purchased in 2005, 2006, 2007 and 2009. The remaining balance of these purchased auto loans, $4.3 million, was sold during 2010. We continue to originate a few automobile loans, primarily as a courtesy to our existing customers.
Delinquencies and Classified Assets. The Board of Directors monitors the status of all loans 30 days or more past due, past due statistics and trends for all loans on a monthly basis. Procedures with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency. In general, we make every effort, consistent with safety and soundness principles, to work with the borrower to have the loan brought current. If the loan is not brought current, it then becomes necessary to take legal action and/or repossess collateral.
We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Internal loan reviews for these loan types are performed at least annually, and more often for loans with higher credit risk. Loan officers maintain close contact with borrowers between reviews. Adjustments to loan risk ratings are based on the reviews and at any time information is received that may affect risk ratings. Additionally, an independent review of commercial, commercial real estate and multi-family residential loans, which was performed at least annually prior to June 2010, is now performed semi-annually. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures and to provide an independent assessment of our internal loan risk rating system.

Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets. We have incorporated the OTS asset classifications as a part of our credit monitoring and internal loan risk rating system. Loans are classified into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Problem assets are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the OTS. Assets designated as special mention, which are considered criticized assets, possess weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered doubtful has all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable. Assets considered loss are uncollectible and have so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.
See the section titled “Allowance for loan losses” in our 2010 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for detailed information on criticized and classified loans as of December 31, 2010 and 2009.
Classified loans include all nonaccrual loans, which are discussed in further detail in the section titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2010, but exhibit weaknesses that could lead to nonaccrual status in the future. As substandard loans, these loans are characterized by the distinct possibility that some loss will be sustained if the deficiencies are not corrected. The loans have been identified as significant problem loans that are inadequately protected by the current net worth and paying capacity of the obligors or of the collateral pledged, if any. Only one of these loans was delinquent at December 31, 2010, and the delinquent payment was made in January 2011.

	Number of loans	Balance
		(Dollars in thousands)
Commercial	9	$3,250
Multi-family residential real estate	6	5,781
Commercial real estate	8	9,504

Total	23	$18,535

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining balances of the loans rather than the actual payment amounts which are overdue. Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2010				December 31, 2009				December 31, 2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
			Number		Number		Number		Number	Balance	Number
	Number	Balance	of	Balance	of	Balance	of	Balance	of	of	of	Balance
	of Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	8	$444	3	$266	—	$—	6	$426	—	$—	3	$63
Multi-family	—	—	3	3,986	—	—	8	4,406	—	—	3	1,264
Commercial	—	—	5	3,550	2	515	15	6,864	1	530	1	347
Consumer loans:
Home equity lines of credit	1	54	2	161	—	—	5	1,307	—	—	1	60
Automobile	—	—	—	—	3	18	1	14	1	2	—	—
Other	1	31	1	10	3	4	—	—	1	1	1	32
Commercial loans	—	—	5	2,084	—	—	1	217	—	—	1	646

Total delinquent loans	10	$529	19	$10,057	8	$537	36	$13,234	3	$533	10	$2,412

Delinquent loans as a percent of total loans		.26%		5.02%		.22%		5.54%		.22%		1.01%

The table does not include delinquent loans less than 60 days past due. At December 31, 2010, 2009, and 2008 loans past due 30 to 59 days totaled $2,316, $4,000, and $1,070, respectively.

	December 31, 2007				December 31, 2006
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
			Number		Number		Number
	Number	Balance	of	Balance	of	Balance	of	Balance
	of Loans	of Loans	Loans	of Loans	Loans	of Loans	Loans	of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	5	$332	—	$—	5	$288
Consumer loans:
Home equity lines of credit	—	—	1	146	—	—	—	—
Automobile	—	—	1	9	1	1	1	9
Commercial loans	—	—	1	1	2	509	—	—

Total delinquent loans	—	$—	8	$488	3	$510	6	$297

Delinquent loans as a percent of total loans		.00%		.21%		.27%		.16%

The table does not include delinquent loans less than 60 days past due. At December 31, 2007 and 2006, loans past due 30 to 59 days totaled $333 and $1,533, respectively.

Nonperforming Assets. The following table contains information regarding nonperforming loans and repossessed assets. CFBank’s policy is to stop accruing interest on loans 90 days or more past due unless the loan principal and interest are determined by management to be fully secured and in the process of collection. All interest accrued but not received for loans placed on nonaccrual is reversed against interest income.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$266	$426	$63	$235	$288
Multi-family real estate	3,986	4,406	1,264	—	—
Commercial real estate	3,550	6,864	—	—	—
Consumer	171	1,307	92	155	9
Commercial	2,084	217	646	1	—

Total nonaccrual loans	10,057	13,220	2,065	391	297
Loans past due 90 days or more and still accruing:
Single-family real estate	—	—	—	97	—
Commercial real estate	—	—	347	—	—
Consumer	—	14	—	—	—

Total nonperforming loans(1)	10,057	13,234	2,412	488	297
REO	3,509	—	—	86	—
Other foreclosed assets	1,000	—	—	—	—

Total nonperforming assets(2)	$14,566	$13,234	$2,412	$574	$297

Troubled debt restructurings (3)	839	1,310	—	—	—

Total nonperforming assets and troubled debt restructurings	$15,405	$14,544	$2,412	$574	$297

Nonperforming loans to total loans	5.02%	5.54%	1.01%	.21%	.16%
Nonperforming assets to total assets	5.29%	4.83%	.87%	.21%	.13%

(1)	Total nonperforming loans equal nonaccrual loans and loans past due 90 days or more and still accruing.

(2)	Nonperforming assets consist of nonperforming loans, REO and other foreclosed assets.

(3)
Troubled debt restructurings where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The increase in nonperforming loans in 2009 and 2010 as compared to prior years was primarily related to deterioration in the commercial, multi-family residential real estate, commercial real estate, and home equity lines of credit portfolios as a result of the sustained adverse economic conditions and its affect on collateral values and borrowers’ ability to make loan payments.
At December 31, 2010, nonaccrual loans included $4.5 million in troubled debt restructurings. For the year ended December 31, 2010, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $420,000. There was no interest income recognized on nonaccrual loans in 2010.
At December 31, 2010, troubled debt restructurings included $700,000 in land loans and $139,000 in commercial loans, which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected. For the year ended December 31, 2010, the amount of additional interest income that would have been recognized on these troubled debt restructurings, if such loans had continued to perform in accordance with the original contract terms, was approximately $7,000. Interest income recognized on these troubled debt restructurings totaled $41,000 in 2010.

For information on real estate owned (REO) and other foreclosed assets, see the section titled “Foreclosed Assets.”
Allowance for Loan Losses (ALLL). The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. See the section titled “Allowance for loan losses” in our 2010 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.
The ALLL totaled $9.8 million at December 31, 2010 and increased $2.7 million, or 37.6%, from $7.1 million at December 31, 2009, and increased $6.6 million, or 212.9%, from $3.1 million at December 31, 2008. The ratio of the ALLL to total loans totaled 4.87% at December 31, 2010, compared to 2.97% at December 31, 2009, and 1.31% at December 31, 2008. The increase in the ALLL was due to continued adverse economic conditions affecting loan performance which resulted in continued high levels of nonperforming loans and loan charge-offs in 2009 and 2010.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2010; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

The following table sets forth activity in the ALLL for the periods indicated.

	2010	2009	2008	2007	2006
	(Dollars in thousands)
ALLL, beginning of period	$7,090	$3,119	$2,684	$2,109	$1,495
Charge-offs:
Real estate mortgage loans:
Single-family	169	453	73	27	159
Multi-family	250	287	—	—	—
Commercial real estate	3,145	1,114	—	—	—
Consumer loans:
Home equity lines of credit	830	388	360	—	77
Automobile	50	17	61	15	66
Other	44	7	3	2	—
Commercial	1,677	3,998	—	—	—

Total charge-offs	6,165	6,264	497	44	302
Recoveries on loans previously charged off:
Real estate mortgage loans:
Single-family	51	18	4	72	53
Multi-family	47	—	—	—	—
Commercial real estate	99	5	—	—	—
Consumer loans:
Home equity lines of credit	10	3	—	—	—
Automobile	20	22	11	8	43
Commercial	128	295	—	—	—

Total recoveries	355	343	15	80	96
Net charge-offs (recoveries)	5,810	5,921	482	(36)	206
Provision for loan losses	8,468	9,928	917	539	820
Reclassification of ALLL on loan-related commitments	10	(36)	—	—	—

ALLL, end of period	$9,758	$7,090	$3,119	$2,684	$2,109

ALLL to total loans	4.87%	2.97%	1.31%	1.15%	1.13%
ALLL to nonperforming loans	97.03%	53.57%	129.31%	550.00%	710.10%
Net charge-offs (recoveries) to the ALLL	59.54%	83.51%	15.45%	-1.34%	9.77%
Net charge-offs (recoveries) to average loans	2.63%	2.47%	.20%	-.02%	.13%
Continuing adverse economic conditions and their effect on the housing market, collateral values, businesses and consumers’ ability to pay may increase the level of charge-offs in the future. Further or continuing weakness in the housing markets in geographic regions that have experienced the largest decline in housing values may negatively impact our purchased home equity lines of credit. Additionally, our commercial, commercial real estate and multi-family residential loan portfolios, where we have experienced an increase in delinquent and nonperforming assets and charge-offs, may be detrimentally affected by prolonged adverse economic conditions. Further decline in these portfolios could expose us to significant losses which could materially and adversely affect the Company’s earnings, capital and profitability.

The following table sets forth the ALLL in each of the categories listed at the dates indicated and the percentage of such amounts to the total ALLL and loans in each category as a percent of total loans. Although the ALLL may be allocated to specific loans or loan types, the entire ALLL is available for any loan that, in management’s judgment, should be charged off.

	At December 31,
	2010			2009
		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each
		Category	Category		Category	Category
		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)

Real estate loans:
Single-family	$241	2.47%	11.61%	$445	6.28%	12.37%
Multi-family	2,520	25.82%	17.61%	713	10.06%	15.81%
Commercial real estate	4,719	48.36%	40.26%	4,057	57.22%	40.51%
Construction	74	.76%	2.45%	134	1.89%	2.43%
Consumer loans:
Home equity lines of credit	303	3.11%	8.14%	886	12.50%	7.96%
Other	22	.23%	.89%	96	1.35%	2.98%
Commercial loans	1,879	19.25%	19.04%	759	10.70%	17.94%

Total ALLL	$9,758	100.00%	100.00%	$7,090	100.00%	100.00%

	At December 31,
	2008			2007			2006
		% of	Percent		% of	Percent		% of	Percent
		Allowance	of Loans		Allowance	of Loans		Allowance	of Loans
		in each	in Each		in each	in Each		in each	in Each
		Category	Category		Category	Category		Category	Category
		to Total	to Total		to Total	to Total		to Total	to Total
	Amount	Allowance	Loans	Amount	Allowance	Loans	Amount	Allowance	Loans
	(Dollars in thousands)

Single-family mortgage loans	$43	1.38%	12.07%	$86	3.20%	12.68%	$110	5.22%	16.05%
Consumer loans	142	4.55%	11.17%	46	1.72%	12.11%	53	2.51%	16.05%
Commercial, commercial real estate and multi-family mortgage loans	2,934	94.07%	76.76%	2,552	95.08%	75.21%	1,946	92.27%	67.90%

Total ALLL	$3,119	100.00%	100.00%	$2,684	100.00%	100.00%	$2,109	100.00%	100.00%

(1)	The information as provided for the years ended December 31, 2010 and 2009 was not available for the years ending December 31, 2008, 2007 and 2006.

Foreclosed Assets
Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. REO and other foreclosed assets totaled $4.5 million at December 31, 2010. There were no REO or other foreclosed assets at December 31, 2009. See the section titled “Foreclosed Assets” in our 2010 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding foreclosed assets at December 31, 2010. The level of foreclosed assets may increase in the future as we continue our workout efforts related to nonperforming and other loans with credit issues.
Investment Activities
Federally chartered savings institutions have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, municipal bonds, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.
The investment policy established by the Board of Directors is designed to provide and maintain adequate liquidity, generate a favorable return on investment without incurring undue interest rate and credit risk, and compliment lending activities. The policy provides authority to invest in U.S. Treasury and federal entity/agency securities meeting the policy’s guidelines, mortgage-backed securities and collateralized mortgage obligations insured or guaranteed by the United States government and its entities/agencies, municipal bonds and other investment instruments. At December 31, 2010, the securities portfolio totaled $28.8 million. At December 31, 2010, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.
Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Note 1 and Note 2 to our Consolidated Financial Statements contained in our 2010 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	2010		2009		2008
	Amortized		Amortized		Amortized
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,884	$2,107	$5,171	$5,561	$6,671	$6,922
Collateralized mortgage obligations	26,242	26,691	13,551	14,030	16,349	16,628
Collateralized mortgage obligations issued by private issuers	—	—	1,635	1,650	—	—

Total securities available for sale	$28,126	$28,798	$20,357	$21,241	$23,020	$23,550

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2010.

			After One Year through		After Five Years through
	One Year or Less		Five Years		Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
	(Dollars in thousands)
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$3	6.00%	$—	0.00%	$723	7.20%	$1,158	7.06%	$1,884	7.10%
Collateralized mortgage obligations	—	0.00%	1,444	2.47%	1,670	2.48%	23,128	3.06%	26,242	2.99%

Total securities available for sale	$3	6.00%	$1,444	2.47%	$2,393	3.91%	$24,286	3.25%	$28,126	3.27%

Sources of Funds
General. Primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans, borrowings, and funds generated from operations of CFBank. Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions and competition. Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth or manage interest rate risk in accordance with asset/liability management strategies.
The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank, and is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid to the Holding Company by CFBank without prior approval of the OTS. As of December 31, 2010, CFBank may pay no dividends to the Holding Company without OTS approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings and OTS approval. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to an agreement with OTS effective May 2010, the Holding Company may not incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Additionally, the Holding Company is not able to declare, make, or pay any cash dividends or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any Holding Company equity stock without the prior non-objection of the OTS. Pursuant to a notice from the OTS dated October 20, 2010, the Holding Company may not pay interest on debt or commit to do so without the prior, written non-objection of the OTS. The agreement with and notice from the OTS, however, do not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings.
See the section titled “Liquidity and Capital Resources” contained in our 2010 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information.
Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 55.1% of average deposit balances in 2010. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.
The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. CFBank relies on competitive interest rates, customer service and relationships with customers to retain deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located.

CFBank has been a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. Customer balances in the CDARS program totaled $29.2 million at December 31, 2010 and decreased $7.9 million, or 21.3%, from $37.1 million at December 31, 2009. The decrease was due to customers seeking higher short-term yields than management was willing to offer in the CDARS program based on CFBank’s asset/liability management strategies. Although most of the certificate of deposit accounts are expected to be reinvested with CFBank, there is a risk that the CDARS account holders may not require the full FDIC coverage available through the CDARS program, and may select higher yielding investments outside of CFBank.
We consider brokered deposits to be a useful element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources, balancing the costs of funding with the mix of maturities. CDARS deposits are considered brokered deposits by regulation. Brokered deposits, including CDARS deposits, totaled $68.0 million at December 31, 2010, $53.4 million at December 31, 2009 and $67.2 million at December 31, 2008. The increase in brokered deposits was based on CFBank’s asset/ liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. Current regulatory restrictions limit an institution’s use of brokered deposits in situations where capital falls below well-capitalized levels and in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was not subject to these regulatory restrictions on the use of brokered deposits at December 31, 2010. CFBank was, however, subject to a $76.4 million limit on the amount of its brokered deposits as a result of a directive from the OTS dated April 6, 2010.
CFBank could raise additional deposits by offering above-market interest rates. Current regulatory restrictions limit an institution’s ability to pay above-market interest rates in situations where capital falls below well-capitalized levels or in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. CFBank was not subject to regulatory restrictions on its ability to pay above-market interest rates at December 31, 2010.
Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank. Potential retail deposit outflows could occur should CFBank be subject to the limitations on brokered deposits and deposit pricing associated with below well-capitalized capital levels or a formal regulatory enforcement action.
Certificate accounts in amounts of $100,000 or more totaled $86.1 million at December 31, 2010, maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
	(Dollars in thousands)

Three months or less	$16,113	0.94%
Over 3 through 6 months	11,205	1.34%
Over 6 through 12 months	11,321	1.40%
Over 12 months	47,467	1.98%

Total	$86,106

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2010			2009			2008
		Percent			Percent			Percent
		of Total	Average		of Total	Average		of Total	Average
	Average	Average	Rate	Average	Average	Rate	Average	Average	Rate
	Balance	Deposits	Paid	Balance	Deposits	Paid	Balance	Deposits	Paid
	(Dollars in thousands)

Interest-bearing checking accounts	$11,171	4.78%	.15%	$10,650	4.92%	.21%	$11,399	5.66%	.49%
Money market accounts	61,959	26.52%	.99%	54,529	25.17%	1.58%	44,059	21.89%	2.41%
Savings accounts	11,050	4.73%	.10%	10,516	4.85%	.10%	10,322	5.13%	.33%
Certificates of deposit	128,772	55.11%	2.08%	124,743	57.57%	3.07%	121,715	60.47%	4.16%
Noninterest-bearing deposits:
Demand deposits	20,706	8.86%	—	16,243	7.49%	—	13,776	6.85%	—

Total average deposits	$233,658	100.00%	1.56%	$216,681	100.00%	2.36%	$201,271	100.00%	3.31%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2010.

	Period to Maturity from December 31, 2010				At December 31,
	Less than One	One to Two	Two to	Over Three
	Year	Years	Three Years	Years	2010	2009	2008
	(Dollars in thousands)

Certificate accounts:
0 to 0.99%	$19,615	$2,252	$86	$—	$21,953	$21,136	$2,159
1.00 to 1.99%	40,311	20,768	3,837	466	65,382	32,130	11,628
2.00 to 2.99%	4,333	3,945	11,894	13,827	33,999	11,287	33,850
3.00 to 3.99%	2,685	177	34	141	3,037	19,908	33,297
4.00 to 4.99%	2,439	—	657	—	3,096	25,814	31,401
5.00% and above	513	206	110	499	1,328	2,158	18,915

Total certificate accounts	$69,896	$27,348	$16,618	$14,933	$128,795	$112,433	$131,250

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund operations. The advances are collateralized primarily by single-family and multi-family mortgage loans, securities, and to a lesser extent, commercial real estate loans and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $23.9 million at December 31, 2010. Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $24.7 million at year-end 2010.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank (FRB) through the Borrower in Custody program. The borrowings are collateralized by commercial and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $26.0 million at year-end 2010. There were no amounts outstanding from the FRB at December 31, 2010. CFBank also had $3.0 million available in an unsecured line of credit with a commercial bank at December 31, 2010. Interest on the line accrued daily and was variable based on the prime rate as published in the Wall Street Journal. There was no amount outstanding on this line of credit at December 31, 2010. The line was not renewed by the commercial bank in March 2011 due to the credit performance of CFBank’s loan portfolio and its effect on CFBank’s financial performance.
CFBank’s borrowing capacity may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, further deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, a decline in the balance of pledged collateral, deterioration in CFBank’s capital below well-capitalized levels or certain situations where a well-capitalized institution is under a formal regulatory enforcement action. See the section titled “Liquidity and Capital Resources” contained in our 2010 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information.
See the section titled “Subordinated Debentures” contained in our 2010 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding subordinated debentures issued by the Company in 2003.
The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Short-term FHLB advances and other borrowings:
Average balance outstanding	$—	$597	$30,549
Maximum amount outstanding at any month-end during the period	—	2,065	36,950
Balance outstanding at end of period	—	2,065	5,850
Weighted average interest rate during the period	—	0.17%	1.77%
Weighted average interest rate at end of period	—	0.18%	0.54%
Subsidiary Activities
As of December 31, 2010, we maintained CFBank, Ghent Road, Inc., Smith Ghent LLC, and the Trust as wholly owned subsidiaries.
Personnel
As of December 31, 2010, the Company had 62 full-time and 12 part-time employees.

Regulation and Supervision
Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.
Legislation is introduced from time to time in the United States Congress that may affect our operations. In addition, the regulations governing the Company and CFBank may be amended from time to time by the OTS, the FDIC, the Board of Governors of the Federal Reserve System or the SEC, as appropriate. The Dodd-Frank Act that was enacted on July 21, 2010 provides, among other things, for new restrictions and an expanded framework of regulatory oversight for financial institutions and their holding companies, including the Holding Company and CFBank. Under the new law, CFBank’s primary regulator, the OTS, will be eliminated, and CFBank will be subject to regulation and supervision by the OCC, which currently oversees national banks. In addition, beginning in 2011, all financial institution holding companies, including the Holding Company, will be regulated by the Board of Governors of the Federal Reserve System. This will result in federal capital requirements being imposed on the Holding Company and may result in additional restrictions on investments and other holding company activities. The law also creates a new consumer financial protection bureau that will have the authority to promulgate rules intended to protect consumers in the financial product and services market. The creation of this independent bureau could result in new regulatory requirements and raise the cost of regulatory compliance. In addition, new regulations mandated by the law could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices and require holding companies to serve as a source of strength for their financial institution subsidiaries. Effective July 21, 2011, financial institutions may pay interest on demand deposits, which could increase our interest expense. We cannot determine the full impact of the new law on our business and operations at this time. Any legislative or regulatory changes in the future could adversely affect our operations and financial condition.
Central Federal Corporation. Central Federal Corporation is a savings and loan holding company subject to regulatory oversight by the OTS. The Holding Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over us and any non-savings institution subsidiaries. In 2011, this regulatory oversight will be transferred to the Board of Governors of the Federal Reserve System. The Holding Company generally is not subject to activity restrictions. If the Holding Company acquired control of another savings institution as a separate subsidiary, it would become a multiple savings and loan holding company, and its activities and any of its subsidiaries (other than CFBank or any other savings institution) would generally become subject to additional restrictions. If CFBank fails the qualified thrift lender test described below, the Holding Company must obtain the approval of the OTS prior to continuing, directly or through other subsidiaries, any business activity other than those approved for multiple thrift holding companies or their subsidiaries. In addition, within one year of such failure the Holding Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than the activities authorized for a unitary or multiple thrift holding company.
CFBank. CFBank, as a federally chartered savings institution, is subject to regulation, periodic examination, enforcement authority and oversight by the OTS extending to all aspects of CFBank’s operations. As noted above, OTS oversight is to transfer to the OCC in 2011. CFBank also is subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders.

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. In addition, all savings institutions, including CFBank, are required to maintain qualified thrift lender status to avoid certain restrictions on their operations. This status is maintained by meeting the OTS qualified thrift lender test, which requires a savings institution to have a designated level of thrift-related assets generally consisting of residential housing related loans and investments, thereby indirectly limiting investment in other assets. At December 31, 2010, CFBank met the test and has met the test since its effectiveness. If CFBank loses qualified thrift lender status, it becomes subject to national bank investment and activity limits.
The OTS regularly examines CFbank and prepares reports for the consideration of CFBank’s board of directors on any deficiencies that it may find in CFBank’s operations. When these examinations are conducted, the examiners may require CFBank to provide for higher general or specific loan loss reserves. CFBank’s relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of CFBank’s mortgage requirements.
The OTS, as well as other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.
FDIC Regulation and Insurance of Accounts. CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. Effective July 21, 2010, the basic deposit insurance level was increased to $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2010 were $581,000. Those premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks.
In accordance with the Dodd-Frank Act, the FDIC has issued regulations setting insurance premium assessments effective April 2011 and payable in September 2011. The new premiums are based on an institution’s total assets minus its Tier 1 capital instead of its deposits. The intent of the new assessment calculations is not to substantially change the level of premiums paid, notwithstanding the use of assets as the calculation base instead of deposits. CFBank’s premiums continue to be based on its same assignment under one of four risk categories based on capital, supervisory ratings and other factors; however, the premium rates for those risk categories are revised to maintain similar premium levels under the new calculation as currently exist. If our risk category changes based on our supervisory rating (CAMELS rating), our premiums could increase substantially.
As a result of a decline in the reserve ratios (the ratio of the net worth of the deposit insurance fund to estimated insured deposits) and concerns about expected failure costs and available liquid assets in the deposit insurance fund, the FDIC required each insured institution to prepay on December 30, 2009, the estimated amount of its quarterly assessments for the fourth quarter of 2009 and all quarters through the end of 2012 (in addition to the regular quarterly assessment for the third quarter which was due on December 30, 2009). The prepaid amount is recorded as an asset with a zero risk weight and the institution will continue to record quarterly expense for deposit insurance. For purposes of calculating the prepaid amount, assessments are measured at the institution’s assessment rate as of September 30, 2009, with a uniform increase of 3 basis points effective January 1, 2011, and are based on the institution’s assessment base for the third quarter of 2009, with growth assumed quarterly at an annual rate of 5%. If events cause actual assessments during the prepayment period to vary from the prepaid amount, institutions will pay excess assessments in cash, or receive a rebate of prepaid amounts not exhausted after collection of assessments due on January 13, 2013, as applicable. Collection of the prepayment does not preclude the FDIC from changing assessment rates or revising the risk-based assessment system in the future. The rule includes a process for exemption from the prepayment for institutions whose safety and soundness would be affected adversely. The FDIC estimates that the reserve ratio will reach the designated reserve ratio of 1.15% by 2017 as required by statute.
The FDIC also may prohibit any FDIC-insured institution from engaging in any activity that it determines by regulation or order to pose a serious risk to the deposit insurance fund. The FDIC also has the authority to initiate enforcement actions against CFBank and may terminate our deposit insurance if it determines that we have engaged in unsafe or unsound practices or are in an unsafe or unsound condition.
Regulatory Capital Requirements. CFBank is required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to savings institutions. The OTS also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. See Note 18 to the Consolidated Financial Statements for information on CFBank’s compliance with these capital requirements.
The capital standards generally require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. The OTS also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The OTS is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet items, are multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. From a policy perspective, due to increased nonperforming loans and depressed economic conditions, the OTS encouraged institutions to have capital in excess of these requirements (often 8% core and 12% risk-based capital) during 2010.
The OTS and the FDIC are authorized and, under certain circumstances, required to take actions against savings institutions that fail to meet their capital requirements. The OTS is generally required to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the OTS, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.
Any savings institution that fails to comply with its capital plan or has a Tier 1 risk-based or core capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OTS must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

The OTS is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.
The imposition by the OTS or the FDIC of any of these measures on CFBank may have a substantial adverse effect on our operations and profitability.
Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.
Generally, for savings institutions such as CFBank, it is required that before and after the proposed distribution the institution remain well-capitalized. Savings institutions may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. CFBank may not declare or pay any dividends without prior approval of the OTS.
The Holding Company’s ability to pay dividends, repurchase common stock, service debt obligations and fund operations is dependent upon receipt of dividend payments from CFBank. Future dividend payments by CFBank to the Holding Company would be based upon future earnings and the approval of the OTS.
Pursuant to an agreement with OTS effective May 2010, the Holding Company may not incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Additionally, the Holding Company is not able to declare, make, or pay any cash dividends or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any Holding Company equity stock without the prior non-objection of the OTS. Pursuant to a notice from the OTS dated October 20, 2010, the Holding Company may not pay interest on debt or commit to do so without the prior, written non-objection of the OTS. The agreement with and notice from the OTS, however, do not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings.
Our ability to pay dividends on or to repurchase our common stock is also subject to limits due to our participation in the TARP Capital Purchase Program. See Note 16 to the Consolidated Financial Statements.
Additional Regulatory Limitations. CFBank received a letter from the OTS dated March 15, 2011 notifying it that, without the approval or non-objection of the OTS, CFBank: i) may not increase its total assets during any quarter in excess of interest credited on deposits during the prior quarter; ii) may not add or replace a director, senior executive officer or change the responsibilities of any senior executive officer; iii) may not make any golden parachute payment to its directors, officers or employees; iv) may not enter into, renew, extend or revise any contractual arrangement regarding compensation with any senior executive officer or director of the bank; v) may not enter into any significant arrangement or contract with a third party service provider or any arrangement that is not in the ordinary course of business; or vi) may not declare or pay any dividend or make any capital distribution.

Federal and State Taxation
Federal Taxation
General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and CFBank. We are subject to a maximum federal income tax rate of 34% for 2010. At year-end 2010, the Company had net operating loss carryforwards of approximately $12.9 million which expire at various dates from 2024 to 2030. See Note 13 to the Consolidated Financial Statements for additional information.
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
Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. AMTI is federal taxable income before net operating loss adjusted by certain tax preference amounts. AMTI is increased by an amount equal to 75% of the amount by which the Company’s adjusted current earnings exceed its AMTI. Only 90% of AMTI may be offset by alternative minimum tax net operating loss carryovers. The Company currently has alternative minimum tax net operating losses totaling $12.5 million at December 31, 2010 from tax years 2004 through 2010.
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

A special litter tax also applies to all corporations, including the Holding Company and Ghent Road, Inc., subject to the Ohio corporate franchise tax. This litter tax does not apply to financial institutions. If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth. Certain holding companies will qualify for complete exemption from the net worth tax if certain conditions are met. The Holding Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis only. When the Holding Company files as a qualifying holding company, Ghent Rd., Inc. must make an adjustment to its net worth computation.
CFBank is a financial institution for State of Ohio tax purposes. As such, CFBank is subject to the Ohio corporate franchise tax on financial institutions, which is imposed annually at a rate of 1.3% of CFBank’s apportioned book net worth, determined in accordance with U.S. generally accepted accounting principles, less any statutory deductions. As a financial institution, CFBank is not subject to any tax based on net income or net profits imposed by the State of Ohio.
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
The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements). These risk factors could cause actual results and conditions to differ materially from those projected in forward- looking statements. If any of the events in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we believe are immaterial do materialize, then our business, financial condition or results of operations could be materially adversely impacted. In addition, the trading price of our common stock could decline due to any of the events described in these risks.
The continuation of the current economic slowdown or further deterioration of economic conditions in Ohio could hurt our business.
We lend primarily to consumers and businesses in Ohio. Businesses and consumers are affected by economic, regulatory and political trends which all may impact the borrower’s ability to repay loans. In addition, approximately 80% of our loans are secured by real estate and changes in the real estate market can result in inadequate collateral to secure a loan. Over the past three years, the sustained economic slowdown has, in many cases, negatively affected real estate values. This has resulted in increases in nonperforming assets and loan charge-offs. If these economic trends continue, worsen or do not improve, additional borrowers could default on their loans, resulting in continued high, or increasing levels of loan charge-offs and losses.
The allowance for loan losses may not be adequate to cover actual losses.
The ALLL is maintained to provide for probable incurred credit losses. We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the ALLL, we review our loans and our loss and delinquency experience, and we evaluate economic conditions. If our assumptions are incorrect, our ALLL may not be sufficient to cover probable losses in our loan portfolio, resulting in additions to the allowance. Further, federal regulatory agencies, as an integral part of their examination process, review our loans and ALLL and could require an increase in the allowance. The additions to our ALLL would be made through increased provision for loan losses, which would reduce our income and could materially and adversely affect the Company’s financial condition, earnings and profitability.
The level of commercial real estate and multi-family loans in our portfolios may expose us to increased lending risks and additional loan losses.
Commercial real estate and multi-family residential loans totaled $118.6 million, or 59.2% of the loan portfolio, at December 31, 2010. Because payments on loans secured by commercial real estate and multi-family properties are dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent than other types of loans to adverse conditions in the real estate market or the economy. These loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Some of our borrowers also have more than one commercial real estate or multi-family residential loan outstanding with us. Additionally, criticized and classified loans in these categories totaled $36.7 million, including nonperforming loans of $7.5 million, at December 31, 2010. Continuing adverse economic conditions could have a negative impact on these loan balances in future periods. Further decline in the quality of these loans could expose us to significant losses which could materially and adversely affect the Company’s financial condition, earnings and profitability.

Our business is subject to interest rate risk, and variations in market interest rates may negatively affect our financial performance.
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
We conduct our business operations primarily in Summit, Columbiana and Franklin Counties, Ohio, and make loans generally throughout Ohio. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, national banks, regional banks and other community banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. In particular, our competitors include national banks and major financial companies whose greater resources may afford them a marketplace advantage by enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.
Additionally, banks and other financial institutions with larger capitalization, and financial intermediaries not subject to bank regulatory restrictions, have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than we are, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to sustain current loan and deposit levels or increase our loan and deposit levels, and our business, financial condition and future prospects may be negatively affected.

We rely, in part, on external financing to fund our operations, and any lack of availability of such funds in the future could adversely impact our business strategies and future prospects.
We rely on deposits, advances from the FHLB and other borrowings to fund our operations. We believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank. If CFBank’s capital levels fall below well-capitalized levels, or remain at well-capitalized levels but CFBank is under a formal regulatory enforcement action, regulatory restrictions would eliminate our ability to use brokered deposits and above-market pricing of deposits to retain deposits or increase funding. CDARS balances are considered brokered deposits by regulation. Brokered deposits, including CDARS balances, totaled $68.0 million at December 31, 2010.
CFBank’s borrowing capacity from the FHLB decreased in 2010 primarily due to increased collateral requirements as a result of the credit performance of CFBank’s loan portfolio, tightening of overall credit policies by the FHLB, and a decline in eligible collateral due to a reduction in new loan originations. FRB borrowing programs are limited to short-term, overnight funding, and would not be available to CFBank for longer term funding needs. Future deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, tightening of overall credit policies by the FHLB or FRB, or a decline in the balances of pledged collateral may further reduce CFBank’s borrowing capacity.
The Holding Company has previously issued junior subordinated debentures to raise additional capital to fund our operations. We may seek additional debt or equity capital in the future to achieve our long-term business objectives. However, pursuant to an agreement with OTS effective May 2010, the Holding Company may not incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Additionally, the Holding Company is not able to declare, make, or pay any cash dividends or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any Holding Company equity stock without the prior non-objection of the OTS. Pursuant to a notice from the OTS dated October 20, 2010, the Holding Company may not pay interest on debt or commit to do so without the prior, written non-objection of the OTS. The agreement and notice with the OTS do not restrict the Holding Company’s ability to raise funds in the securities markets though equity offerings. The sale of equity or convertible debt securities in the future may be dilutive to our existing stockholders. Debt refinancing arrangements may require us to pledge some of our assets and enter into covenants that would restrict our ability to incur further indebtedness. Additional financing sources, if sought, might be unavailable to us or, if available, could be on unfavorable terms. If additional financing sources are unavailable, or not available on reasonable terms, our business strategies and future prospects could be adversely impacted.
The Holding Company may not rely on dividends from CFBank for any of the Company’s revenue.
The OTS regulates and must approve the payment of dividends from CFBank to the Holding Company. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OTS while CFBank is suffering significant losses. If CFBank is unable to pay dividends, the Holding Company may not have the funds to be able to service its debt, pay its other obligations or pay dividends on the Company’s common stock, which could have a material adverse impact on our financial condition or the value of your investment in our common stock.
We are subject to extensive regulation that could have adverse effects.
Our operations are subject to extensive regulation by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. We believe that we are in substantial compliance in all material respects with applicable federal, state and local laws, rules and regulations. Any change in the laws or regulations applicable to the Company, or in banking regulators’ supervisory policies or examination procedures, whether by the OTS, the FDIC, the FHLB System, the FR System, the Congress or other federal or state regulators, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our participation in the TARP Capital Purchase Program, which includes restrictions on the ability to pay dividends or repurchase outstanding common stock, as well as restrictions on executive compensation, may act to depress the market value of the Company’s common stock and hinder our ability to attract and retain well-qualified executives.
Pursuant to the terms of the Securities Purchase Agreement between the Company and the U.S. Treasury, the ability to declare or pay dividends on any of the Company’s common stock is limited to $0.05 per share per quarter. Specifically, the Company is not permitted to declare or pay dividends on common stock if the Company is in arrears on the payment of dividends on the preferred stock issued to the U.S. Treasury (the Preferred Stock). In addition, the ability to repurchase outstanding common stock is restricted. The approval of the U.S. Treasury generally is required for the Company to make any stock repurchase (other than purchases of common stock in connection with the administration of any employee benefit plan in the ordinary course of business and consistent with past practice) unless all of the Preferred Stock has been redeemed or transferred by the U.S. Treasury to unaffiliated third parties. Further, outstanding common stock may not be repurchased if the Company is in arrears on the payment of Preferred Stock dividends. The restriction on the Company’s ability to pay dividends may depress the market price of the Company’s common stock.
As a participant under the TARP Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by statute and the TARP Compensation Standards for as long as the U.S. Treasury holds any securities acquired from the Company pursuant to the Securities Purchase Agreement or upon exercise of the warrant issued to the U.S. Treasury as part of our participation in the TARP Capital Purchase Program (the Warrant), excluding any period during which the U.S. Treasury holds only the Warrant. In addition, the restrictions on the Company’s ability to compensate senior executives in relationship to executive compensation at companies that are not recipients of TARP funds may limit the Company’s ability to recruit and retain senior executives.
The Company’s participation in the TARP Capital Purchase Program could adversely affect the Company’s financial condition and results of operations.
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
While the additional capital raised through participation in the TARP Capital Purchase Program provides further funding for our business, our participation has increased the number of diluted outstanding common shares and carries a preferred dividend. The dividends declared and the accretion of discount on the Preferred Stock reduces the net income available to holders of the Company’s common stock and earnings per common share. The Preferred Stock will also receive preferential treatment in the event of the Company’s liquidation, dissolution or winding up. Additionally, the ownership interest of the existing holders of the Company’s common stock will be diluted to the extent the Warrant, issued to the U.S. Treasury in conjunction with the sale to the U.S. Treasury of the Preferred Stock, is exercised. The common stock underlying the Warrant represented approximately 7.5% of total common shares outstanding as of March 15, 2011. Although the U.S. Treasury has agreed not to vote any of the common stock it receives upon exercise of the Warrant, a transferee of any portion of the Warrant, or of any common stock acquired upon exercise of the Warrant, is not bound by this restriction.
If we fail to continue to meet all applicable continued listing requirements of the Nasdaq® Capital Market and Nasdaq® determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.
Our common stock is listed on the Nasdaq® Capital Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements. For example, Nasdaq® rules require that we maintain a minimum closing bid price of $1.00 per share for our common stock. If our stock price falls below a $1.00 closing bid price for at least 30 consecutive trading days, or we fail to meet other requirements for continued listing on the Nasdaq® Capital Market, and we are unable to cure the events of noncompliance in a timely or effective manner, our common stock could be delisted from the Nasdaq® Capital Market. On December 17, 2010 we did receive a notice from the Nasdaq® Capital Market that we did not comply with the minimum bid price requirement for continued listing on the Nasdaq® Capital Market because the bid price for our common stock had fallen below $1.00 per share for 30 consecutive business days. We were able to regain compliance on January 26, 2011, and, as such, there was no lapse in our ability to be listed. Any such delisting, however, could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In addition, the delisting of our common stock could materially adversely affect our access to the capital markets. Any limitation on market liquidity or reduction in the price of our common stock as a result of that delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 2.	Properties.
We conduct our business through four branch offices located in Summit, Columbiana, and Franklin Counties, Ohio. The net book value of the Company’s properties totaled $5.7 million at December 31, 2010. Ghent Road, Inc. owned land located adjacent to the Fairlawn, Ohio office held for future development that totaled $167,000 at year-end 2010. All properties are owned. Smith Ghent LLC owns the Fairlawn office and leases it to CFBank.

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
No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service in calendar year 2010 or at any other time in connection with any transaction deemed by the Internal Revenue Service to be abusive or to have a significant tax avoidance purpose.

Item 4.	Removed and Reserved.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
During the fiscal quarter ended December 31, 2010, the Company did not repurchase or sell any of its securities.
The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated by reference to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared” on page 29 and in “Note 18 — Regulatory Matters” at page 65 therein, respectively.
The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6	Selected Financial Data.
Information required by Item 301 of Regulation S-K is incorporated by reference to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Selected Financial and Other Data” at page 6 therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.
Information required by Item 303 of Regulation S-K is incorporated by reference to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 6 therein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Information required by Item 305 of Regulation S-K is incorporated by reference to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 6 therein.

Item 8.	Financial Statements and Supplementary Data.
The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act. The consolidated financial statements appear under the caption “Financial Statements” at page 30 therein and include the following:
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
Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308 of Regulation S-K is incorporated by reference to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting” at page 30 therein.
Changes in internal control over financial reporting. We made no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter of 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
None
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors. Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Executive Officers of the Registrant

	Age at
	December 31,	Position held with the Holding Company
Name	2010	and/or Subsidiaries

Eloise L. Mackus	60	Chief Executive Officer, General Counsel and Corporate Secretary, Holding Company and CFBank; Director and Secretary, Ghent Road Inc.; Secretary, Smith Ghent LLC

Therese Ann Liutkus	51	President, Treasurer and Chief Financial Officer, Holding Company and CFBank; Director and Treasurer, Ghent Road Inc.; Treasurer, Smith Ghent LLC

John S. Lawell	47	Senior Vice President, Operations, CFBank

Corey D. Caster	33	Vice President, Mortgage Division, CFBank
Eloise L. Mackus is Chief Executive Officer, General Counsel and Corporate Secretary of the Holding Company and CFBank and has over 20 years of banking and banking-related experience. Prior to joining us in July 2003, Ms. Mackus practiced in law firms in Connecticut and Ohio and was the Vice President and General Manager of International Markets for The J. M. Smucker Company. Ms. Mackus completed a bachelor’s degree at Calvin College and a juris doctorate at The University of Akron School of Law.
Therese Ann Liutkus is President, Treasurer and Chief Financial Officer of the Holding Company and CFBank. Prior to joining us in November 2003, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for six years, and she has more than 25 years of banking experience. Ms. Liutkus is a certified public accountant and has a bachelor’s degree in accounting from Cleveland State University.
John S. Lawell is Senior Vice President of Operations for CFBank. He joined CFBank as Assistant Vice President of Operations in March of 2004, bringing over 25 years of banking and information technology experience to the company. Formerly, Mr. Lawell was Assistant Vice President with Lake Shore Savings and Loan for 7 years. Mr. Lawell is a graduate of Lorain County Community College.
Corey D. Caster is Vice President of the Mortgage Division for CFBank and joined us in July of 2008. Mr. Caster started his career in the mortgage industry in 1999 with a local mortgage banker and managed several branches in Northeast Ohio. In 2004, he joined his wife to run their own mortgage company, which at its height had over seventy employees in four branches. Mr. Caster holds a bachelor’s degree from John Carroll University.
Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS — SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.CFBankonline.com under the caption “Investor Relations — Section 16 Filings.”

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
Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Item 11.	Executive Compensation.
Information required by Item 402 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “STOCK OWNERSHIP.”
Related Stockholder Matters — Equity Compensation Plan Information. Information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “EQUITY COMPENSATION PLAN INFORMATION,” and to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 15 — Stock-Based Compensation” at page 62 therein.
See Part II, Item 8, Financial Statements, Notes 1 and 15, for a description of the principal provisions of our equity compensation plans. The information required by Item 8 is incorporated by reference to our 2010 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 30 therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
Information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14.	Principal Accounting Fees and Services.
Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2011, under the caption “PROPOSAL 3. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”
PART IV

Item 15.	Exhibits, Financial Statement Schedules
See Exhibit Index at page 44 of this Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
/s/ Eloise L. Mackus
Eloise L Mackus, Esq.
Chief Executive Officer, General Counsel and Corporate Secretary

Date: March 30, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerry F. Whitmer	Director, Chairman	March 30, 2011

Jerry F. Whitmer, Esq.

/s/ Eloise L. Mackus	Chief Executive Officer,	March 30, 2011

Eloise L. Mackus, Esq.	General Counsel and Corporate Secretary (principal executive officer)

/s/ Therese Ann Liutkus	President, Treasurer and Chief	March 30, 2011

Therese Ann Liutkus, CPA	Financial Officer (principal accounting and financial officer)

/s/ Jeffrey W. Aldrich	Director	March 30, 2011

Jeffrey W. Aldrich

/s/ Thomas P. Ash	Director	March 30, 2011

Thomas P. Ash

/s/ William R. Downing	Director	March 30, 2011

William R. Downing

/s/ Gerry W. Grace	Director	March 30, 2011

Gerry W. Grace

EXHIBIT INDEX

Exhibit No.		Description of Exhibit

3.1
Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

3.2
Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315, filed with the Commission on October 28, 2005)

3.3
Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008)

4.1
Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

4.2
Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

4.3
Warrant dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

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

11.1		Statement Re: Computation of Per Share Earnings
13.1		Annual Report to Security Holders for the Fiscal Year Ended December 31, 2010
21.1		Subsidiaries of the Registrant
23.1		Consent of Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2		Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1		Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
99.1		31 C.F.R. Section 30.15 Certification of Principal Executive Officer
99.2		31 C.F.R. Section 30.15 Certification of Principal Financial Officer

*	Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K