Form 10-Q
period 2011-03-31
CENTRAL FEDERAL CORP
filed 2011-05-16
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2011, there were 4,127,798 shares of the registrant’s Common Stock outstanding.

FORM 10-Q
QUARTER ENDED MARCH 31, 2011
INDEX

CENTRAL FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$69,558	$34,275
Securities available for sale	25,896	28,798
Loans held for sale	1,361	1,953
Loans, net of allowance of $9,417 and $9,758	178,972	190,767
FHLB stock	1,942	1,942
Loan servicing rights	54	57
Foreclosed assets, net	3,509	4,509
Premises and equipment, net	5,903	6,016
Assets held for sale	535	535
Other intangible assets	119	129
Bank owned life insurance	4,175	4,143
Accrued interest receivable and other assets	2,082	2,108

	$294,106	$275,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$18,886	$20,392
Interest bearing	229,999	206,989

Total deposits	248,885	227,381
Long-term FHLB advances	21,742	23,942
Other borrowings	1,500	—
Advances by borrowers for taxes and insurance	141	213
Accrued interest payable and other liabilities	2,552	2,552
Subordinated debentures	5,155	5,155

Total liabilities	279,975	259,243

Stockholders’ equity
Preferred stock, Series A, $.01 par value; aggregate liquidation value $7,408 in 2011, $7,225 in 2010 1,000,000 shares authorized; 7,225 shares issued	7,082	7,069
Common stock, $.01 par value, shares authorized; 12,000,000 shares issued; 4,686,331 in 2011 and 2010	47	47
Common stock warrant	217	217
Additional paid-in capital	27,554	27,542
Accumulated deficit	(18,131)	(16,313)
Accumulated other comprehensive income	607	672
Treasury stock, at cost; 558,533 shares	(3,245)	(3,245)

Total stockholders’ equity	14,131	15,989

	$294,106	$275,232

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended
	March 31,
	2011	2010
Interest and dividend income
Loans, including fees	$2,442	$3,146
Securities	155	196
FHLB stock dividends	22	22
Federal funds sold and other	30	8

	2,649	3,372
Interest expense
Deposits	702	919
Long-term FHLB advances and other debt	167	184
Subordinated debentures	41	40

	910	1,143

Net interest income	1,739	2,229

Provision for loan losses	1,419	748

Net interest income after provision for loan losses	320	1,481

Noninterest income
Service charges on deposit accounts	61	70
Net gains on sales of loans	40	150
Loan servicing fees, net	8	8
Net gain on sales of securities	—	240
Earnings on bank owned life insurance	32	33
Other	15	9

	156	510

Noninterest expense
Salaries and employee benefits	1,041	1,053
Occupancy and equipment	85	68
Data processing	144	155
Franchise taxes	66	93
Professional fees	301	206
Director fees	46	26
Postage, printing and supplies	48	59
Advertising and promotion	10	28
Telephone	22	24
Loan expenses	10	27
Foreclosed assets, net	33	—
Depreciation	114	131
FDIC premiums	175	149
Amortization of intangibles	10	10
OTS assessment	37	23
Other	48	54

	2,190	2,106

Loss before income taxes	(1,714)	(115)

Income tax benefit	—	(20)

Net loss	(1,714)	(95)
Preferred stock dividends and accretion of discount on preferred stock	(104)	(102)

Net loss attributable to common stockholders	$(1,818)	$(197)

Loss per common share:
Basic	$(0.44)	$(0.05)
Diluted	$(0.44)	$(0.05)
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2011	$7,069	$47	$217	$27,542	$(16,313)	$672	$(3,245)	$15,989

Comprehensive loss:
Net loss					(1,714)			(1,714)
Change in unrealized gain (loss) on securities available for sale						(65)		(65)

Total comprehensive loss								(1,779)

Accretion of discount on preferred stock	13				(13)			—
Release of 3,314 stock based incentive plan shares, net of forfeitures				8				8
Stock option expense, net of forfeitures				4				4
Preferred stock dividends					(91)			(91)

Balance at March 31, 2011	$7,082	$47	$217	$27,554	$(18,131)	$607	$(3,245)	$14,131

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

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three months ended March 31,
	2011	2010

Net loss	$(1,714)	$(95)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	1,419	748
Valuation gain on mortgage servicing rights	(2)	—
Depreciation	114	131
Amortization, net	192	57
Net realized gain on sale of securities	—	(240)
Originations of loans held for sale	(12,499)	(15,802)
Proceeds from sale of loans held for sale	13,130	16,141
Net gain on sale of loans	(40)	(150)
Stock-based compensation expense	13	9
Change in deferred income taxes (net of change in valuation allowance)	—	(20)
Net change in:
Bank owned life insurance	(32)	(33)
Accrued interest receivable and other assets	26	(58)
Accrued interest payable and other liabilities	(103)	(164)

Net cash from operating activities	504	524

Cash flows from investing activities
Available-for-sale securities:
Sales	—	9,031
Maturities, prepayments and calls	2,671	1,445
Purchases	—	(12,572)
Loan originations and payments, net	10,396	2,624
Proceeds from sale of portfolio loans	—	4,302
Additions to premises and equipment	(1)	(15)
Proceeds from the sale of foreclosed assets	1,000	—

Net cash from investing activities	14,066	4,815

Cash flows from financing activities
Net change in deposits	21,485	23,636
Net change in short-term borrowings from the FHLB and other debt	1,500	(2,065)
Repayments on long-term FHLB advances and other debt	(2,200)	(6,000)
Net change in advances by borrowers for taxes and insurance	(72)	(86)
Cash dividends paid on preferred stock	—	(90)

Net cash from financing activities	20,713	15,395

Net change in cash and cash equivalents	35,283	20,734

Beginning cash and cash equivalents	34,275	2,973

Ending cash and cash equivalents	$69,558	$23,707

Supplemental cash flow information:
Interest paid	$823	$1,105
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The consolidated financial statements include Central Federal Corporation (the Holding Company) and its wholly owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC, together with the Holding Company referred to as “the Company.” The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles. Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.
In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2011 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2010 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2010. The Company has consistently followed those policies in preparing this Form 10-Q.
Reclassifications: Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications did not impact prior period net loss or stockholders’ equity.
Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and the stock warrant.

	Three months ended March 31,
	2011	2010
Basic
Net loss	$(1,714)	$(95)
Less: Preferred dividends and accretion of discount on preferred stock	(104)	(102)
Net loss allocated to unvested share-based payment awards	13	—

Net loss allocated to common stockholders	$(1,805)	$(197)

Weighted average common shares outstanding	4,098,266	4,095,217

Basic loss per common share	$(0.44)	$(0.05)

Diluted
Net loss allocated to common stockholders	$(1,805)	$(197)

Weighted average common shares outstanding for basic loss per common share	4,098,266	4,095,217
Add: Dilutive effects of assumed exercises of stock options	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—

Average shares and dilutive potential common shares	4,098,266	4,095,217

Diluted loss per common share	$(0.44)	$(0.05)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company reported a net loss for the periods presented.

	Three months ended March 31,
	2011	2010
Stock options	273,246	300,220
Stock warrant	336,568	336,568
Adoption of New Accounting Standards:
In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2010-06 to Fair Value Measurements and Disclosures (ASC 820), Improving Disclosures About Fair Value Measurements. This ASU added new disclosures about transfers in and out of Level 1 and 2 fair value measurements, clarified existing fair value disclosure requirements about the appropriate level of disaggregation, and clarified that a description of valuation techniques and inputs used to measure fair value was required for recurring and nonrecurring Level 2 and 3 fair value measurements. The new disclosures and clarifications of existing disclosures for ASC 820 were effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of these disclosure provisions of the ASU had no impact on the Company’s consolidated financial statements. This ASU also required disclosures for Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number, as previously permitted. These disclosures were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of these disclosure provisions of the ASU did not have an impact on the Company’s consolidated financial statements.
In July 2010, the FASB issued ASU No. 2010-20 to Receivables (ASC 310) Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU added new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL. The required disclosures include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL. These disclosures were effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period were effective for interim and annual reporting periods beginning on or after December 15, 2010. The adoption of these disclosure provisions of the ASU did not have a material impact on the Company’s consolidated financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In April 2011 the FASB issued ASU No. 2011-02 to Receivables (ASC 310) A Creditors’s Determination of Whether a Restructuring is a Troubled debt Restructuring. This ASU provides guidance and clarification in evaluating whether a restructuring constitutes a troubled debt restructuring, including a creditor’s evaluation of whether it has granted a concession, and also whether the debtor is experiencing financial difficulties. Further, this ASC states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtors financial difficulties, grants a concession to the debtor that it would not otherwise consider, and the concession is granted by the creditor in an attempt to protect as much of its investment as possible. The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011, and are to be applied retrospectively to the beginning of the annual period of adoption. Management is currently reviewing the guidance to determine the impact, if any, to the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss) as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,739	$223	$—	$1,962
Collateralized mortgage obligations	23,550	385	1	23,934

Total	$25,289	$608	$1	$25,896

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,884	$223	$—	$2,107
Collateralized mortgage obligations	26,242	463	14	26,691

Total	$28,126	$686	$14	$28,798

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2011 or December 31, 2010.
The proceeds from sales and calls of securities and the associated gains for the three months ended March 31, 2010 are listed below. There were no proceeds from sales or calls of securities in the three months ended March 31, 2011.

Three months
ended
March 31, 2010
Proceeds	$9,031
Gross gains	240
Gross losses	—
The tax expense related to the gains was $82 for the three months ended March 31, 2010.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
At March 31, 2011 and December 31, 2010, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which do not have a single maturity date, totaled $25,289 and $25,896 at March 31, 2011, and $28,126 and $28,798 at December 31, 2010.
Fair value of securities pledged was as follows:

	March 31,	December 31,
	2011	2010
Pledged as collateral for:
FHLB advances	$10,409	$10,657
Public deposits	3,954	4,210
Customer repurchase agreements	4,925	2,465
Interest-rate swaps	1,499	1,589

Total	$20,787	$18,921

At March 31, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes securities with unrealized losses at March 31, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
March 31, 2011		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	$2,089	$1	$—	$—	$2,089	$1

Total temporarily impaired	$2,089	$1	$—	$—	$2,089	$1

	Less than 12 Months		12 Months or More		Total
December 31, 2010		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	$2,091	$14	$—	$—	$2,091	$14

Total temporarily impaired	$2,091	$—	$—	$—	$2,091	$14

Unrealized losses have not been recognized into income because the unrealized loss at both March 31, 2011 and December 31, 2010 is related to one Ginnie Mae collateralized mortgage obligation, which carries the full faith and credit guarantee of the U.S. government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell the security and it is likely that it will not be required to sell the security before its anticipated recovery, the Company does not consider this security to be other-than-temporarily impaired at March 31, 2011.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS
The following table presents the recorded investment in loans by portfolio segment. The recorded investment in loans includes the principal balance outstanding, adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	March 31,	December 31,
	2011	2010

Commercial	$35,523	$38,194
Real estate:
Single-family residential	21,966	23,273
Multi-family residential	33,240	35,308
Commercial	77,444	80,725
Construction	2,550	4,919
Consumer
Home equity lines of credit	16,158	16,316
Other	1,508	1,790

Subtotal	188,389	200,525
Less: ALLL	(9,417)	(9,758)

Loans, net	$178,972	$190,767

Construction loans include $1,785 and $2,324 in single-family residential loans, and $765 and $2,595 in commercial real estate loans, at March 31, 2011 and December 31, 2010 respectively.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2010 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2010.
The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2011:

		Real Estate				Consumer
		Single-	Multi-			Home equity lines
	Commercial	family	family	Commercial	Construction	of credit	Other	Total

Beginning balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758
Provision for loan losses	1,705	(3)	218	(372)	(40)	(104)	15	1,419
Charge-offs	(500)	(7)	(800)	(500)	—	—	(18)	(1,825)
Recoveries	71	2	1	1	—	2	2	79
Reclass of ALLL on loan-related commitments(1)	(14)	—	—	—	—	—	—	(14)

Ending balance	$3,141	$233	$1,939	$3,848	$34	$201	$21	$9,417

Activity in the ALLL for the three months ended March 31, 2010 was as follows:

Beginning balance	$7,090
Provision for loan losses	748
Reclass of ALLL on loan-related commitments (1)	(12)
Loans charged-off	(523)
Recoveries	93

Ending balance	$7,396

(1)	Reclassified to accrued interest payable and other liabilities in the consolidated balance sheet.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011:

		Real Estate				Consumer
						Home equity
	Commercial	Single-family	Multi-family	Commercial	Construction	lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$728	$—	$759	$1,450	$—	$—	$—	$2,937
Collectively evaluated for impairment	2,413	233	1,180	2,398	34	201	21	6,480

Total ending allowance balance	$3,141	$233	$1,939	$3,848	$34	$201	$21	$9,417

Loans:
Individually evaluated for impairment	$1,639	$—	$3,186	$3,741	$—	$136	$—	$8,702
Collectively evaluated for impairment	33,884	21,966	30,054	73,703	2,550	16,022	1,508	179,687

Total ending loan balance	$35,523	$21,966	$33,240	$77,444	$2,550	$16,158	$1,508	$188,389

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010:

		Real Estate				Consumer
						Home equity
						lines of
	Commercial	Single-family	Multi-family	Commercial	Construction	credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$332	$—	$1,296	$1,276	$—	$—	$—	$2,904
Collectively evaluated for impairment	1,547	241	1,224	3,443	74	303	22	6,854

Total ending allowance balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758

Loans:
Individually evaluated for impairment	$2,223	$142	$3,985	$4,250	$—	$138	$—	$10,738
Collectively evaluated for impairment	35,971	23,131	31,323	76,475	4,919	16,178	1,790	189,787

Total ending loan balance	$38,194	$23,273	$35,308	$80,725	$4,919	$16,316	$1,790	$200,525

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents loans individually evaluated for impairment by class of loans at March 31, 2011. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. There was no cash-basis interest income recognized during the three months ended March 31, 2011.

	Unpaid			Average	Interest
	Principal	Recorded	ALLL	Recorded	Income
	Balance	Investment	Allocated	Investment	Recognized
With no related allowance recorded:
Commercial	$194	$144	$—	$144	$—
Real estate:
Single-family residential	—	—	—	95	—
Commercial:
Non-owner occupied	76	76	—	77	—
Land	806	694	—	694	10
Consumer:
Home equity lines of credit:
Originated for portfolio	136	136	—	137	—

Total with no allowance recorded	1,212	1,050	—	1,147	10

With an allowance recorded:
Commercial	2,643	1,495	728	1,862	—
Real estate:
Multi-family residential	3,996	3,186	759	3,719	—
Commercial:
Non-owner occupied	2,549	1,920	1,128	2,253	—
Owner occupied	1,054	1,051	322	1,051	—

Total with an allowance recorded	10,242	7,652	2,937	8,885	—

Total	$11,454	$8,702	$2,937	$10,032	$10

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal	Recorded
	Balance	Investment	ALLL Allocated
With no related allowance recorded:
Commercial	$937	$587	$—
Real estate:
Single-family residential	461	142	—
Commercial:
Owner occupied	78	78	—
Land	695	700	—
Consumer:
Home equity lines of credit:
Originated for portfolio	138	138	—

Total with no allowance recorded	2,309	1,645	—

With an allowance recorded:
Commercial	2,035	1,636	332
Real estate:
Multi-family residential	3,996	3,985	1,296
Commercial:
Non-owner occupied	2,551	2,419	1,244
Owner occupied	1,055	1,053	32

Total with an allowance recorded	9,637	9,093	2,904

Total	$11,946	$10,738	$2,904

Three months ended
March 31, 2010

Average of individually impaired loans during the period	$13,191
Interest income recognized during impairment	3
Cash-basis interest income recognized	—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the recorded investment in nonaccrual loans by class of loans:

	March 31, 2011	December 31, 2010

Commercial	$1,639	$2,084
Real estate:
Single-family residential	331	266
Multi-family residential	3,186	3,986
Commercial:
Non-owner occupied	1,996	2,419
Owner occupied	1,051	1,131
Consumer:
Home equity lines of credit:
Originated for portfolio	136	161
Other consumer	2	10

Total	$8,341	$10,057

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2011 or December 31, 2010.
The following table presents the aging of the recorded investment in past due loans as of March 31, 2011 by class of loans:

						Nonaccrual
	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past	Loans Not Past
	Past Due	Past Due	Days Past Due	Total Past Due	Due	Due

Commercial	$76	$—	$414	$490	$35,033	$1,225
Real estate:
Single-family residential	1,103	285	327	1,715	20,251	—
Multi-family residential	2,427	—	3,186	5,613	27,627	—
Commercial:
Non-owner occupied	277	603	1,920	2,800	37,630	76
Owner occupied	—	—	1,051	1,051	30,150	—
Land	—	—	—	—	5,813	—
Construction	—	—	—	—	2,550	—
Consumer:
Home equity lines of credit:
Originated for portfolio	—	—	—	—	12,857	136
Purchased for portfolio	224	—	—	224	3,077	—
Other	31	—	2	33	1,475	—

Total	$4,138	$888	$6,900	$11,926	$176,463	$1,437

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past	Nonaccrual Loans
	Past Due	Past Due	Days Past Due	Total Past Due	Due	Not Past Due
Commercial	$449	$—	$—	$449	$37,745	$1,635
Real estate:
Single-family residential	1,104	444	266	1,814	21,459	—
Multi-family residential	—	—	1,242	1,242	34,066	2,744
Commercial:
Non-owner occupied	1,188	—	2,419	3,607	36,687	—
Owner occupied	—	—	1,053	1,053	33,516	78
Land	—	—	—	—	5,862	—
Construction	—	—	—	—	4,919	—
Consumer:
Home equity lines of credit:
Originated for portfolio	1	54	—	55	12,850	161
Purchased for portfolio	—	—	—	—	3,411	—
Other	23	41	—	64	1,726	—

Total	$2,765	$539	$4,980	$8,284	$192,241	$4,618

Nonaccrual loans include loans that were modified and identified as troubled debt restructurings, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate, payment extensions, principal forgiveness, and other actions intended to maximize collection.
Nonaccrual troubled debt restructurings were as follows:

	March 31, 2011	December 31, 2010
Commercial	$1,163	$1,597
Real estate:
Single-family residential	—	142
Multi-family residential	2,743	2,744

Total	$3,906	$4,483

The Company allocated $1,399 and $714 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010. The Company has not committed to lend additional amounts as of March 31, 2011 or December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.
Nonaccrual loans at March 31, 2011 and December 31, 2010, do not include $694 and $839, respectively, in troubled debt restructurings where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in impaired loan totals.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Management analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial, commercial real estate, and multi-family loans. Groups of homogenous loans, such as single-family mortgage loans and consumer loans, are not risk-rated. This analysis is performed on an ongoing basis. The following definitions are used for risk ratings:
Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date.
Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that there will be some loss if the deficiencies are not corrected.
Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition, and values, highly questionable and improbable.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
Loans not meeting the criteria to be classified into one of the above categories are considered to be pass-rated loans. Loans listed as not rated are primarily groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. The recorded investment in loans by risk category and by class of loans as of March 31, 2011 and based on the most recent analysis performed follows. There were no loans rated doubtful at March 31, 2011.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$574	$25,379	$4,673	$4,897	$35,523

Real estate:
Single-family residential	21,635	—	—	331	21,966
Multi-family residential	—	19,702	4,602	8,936	33,240
Commercial:
Non-owner occupied	88	28,495	3,833	8,014	40,430
Owner occupied	464	23,566	5,451	1,720	31,201
Land	1,088	1,260	—	3,465	5,813
Construction	—	2,550	—	—	2,550

Consumer:
Home equity lines of credit:
Originated for portfolio	12,721	—	—	136	12,857
Purchased for portfolio	2,497	—	804	—	3,301
Other	1,506	—	—	2	1,508

	$40,573	$100,952	$19,363	$27,501	$188,389

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The recorded investment in loans by risk category and by class of loans as of December 31, 2010 follows. There were no loans rated doubtful at December 31, 2010.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$473	$26,102	$6,281	$5,338	$38,194

Real estate:
Single-family residential	23,007	—	—	266	23,273
Multi-family residential	—	21,021	4,529	9,758	35,308
Commercial:
Non-owner occupied	91	27,412	4,247	8,544	40,294
Owner occupied	499	27,253	5,090	1,727	34,569
Land	1,089	1,985	—	2,788	5,862
Construction	—	4,919	—	—	4,919

Consumer:
Home equity lines of credit:
Originated for portfolio	12,744	—	—	161	12,905
Purchased for portfolio	2,572	—	839	—	3,411
Other	1,780	—	—	10	1,790

	$42,255	$108,692	$20,986	$28,592	$200,525

Management’s loan review process includes the identification of substandard loans where accrual of interest continues because the loans are under 90 days delinquent and/or the loans are well secured, a complete documentation review had been performed, and the loans are in the active process of being collected, but the loans exhibit some type of weakness that could lead to nonaccrual status in the future. At March 31, 2011, in addition to the nonperforming loans discussed previously, twelve commercial loans totaling $3,258, six multi-family residential real estate loans totaling $5,750 and eighteen commercial real estate loans totaling $10,152 were classified as substandard. At March 31, 2011, three of these loans, totaling $2,504 were less than 90 days delinquent and the remaining loans were current. At December 31, 2010, in addition to the nonperforming loans discussed previously, nine commercial loans totaling $3,250, six multi-family residential real estate loans totaling $5,781 and eight commercial real estate loans totaling $9,514 were classified as substandard. One of these loans, totaling $1,183 was delinquent at December 31, 2010 and the remaining loans were current.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FORECLOSED ASSETS

	March 31, 2011	December 31, 2010
Commercial	$—	$1,000
Commercial real estate	3,509	3,509

	$3,509	$4,509

Foreclosed assets at March 31, 2011 and December 31, 2010 included three commercial real estate properties, while foreclosed assets at December 31, 2010 also included inventory related to a commercial loan.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE
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
Impaired loans: The fair value of impaired loans with specific allocations of the ALLL is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Loan servicing rights: Fair value is based on a valuation model that calculates the present value of estimated future net servicing income (Level 2).
Loans held for sale: Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value
Measurements at
March 31, 2011
Using Significant Other
Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,962
Collateralized mortgage obligations	23,934

Total securities available for sale	$25,896

Loans held for sale	$1,361

Yield maintenance provisions (embedded derivatives)	$673

Interest rate lock commitments	$25

Financial Liabilities:
Interest-rate swaps	$673

Fair Value
Measurements at
December 31, 2010
Using Significant Other
Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$2,107
Collateralized mortgage obligations	26,691

Total securities available for sale	$28,798

Loans held for sale	$1,953

Yield maintenance provisions (embedded derivatives)	$686

Interest rate lock commitments	$41

Financial Liabilities:
Interest-rate swaps	$686

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
No assets or liabilities measured at fair value on a recurring basis were measured using Level 1 or Level 3 inputs at March 31, 2011 or December 31, 2010.
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$16

Impaired loans:
Commercial		$756
Real estate:
Multi-family residential		2,427
Commercial:
Non-owner occupied		792
Owner occupied		728
Land		252

Total impaired loans		$4,955

	Fair Value Measurements at December 31, 2010 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$17

Impaired loans:
Commercial		$1,591
Real estate:
Single-family residential		142
Multi-family residential		2,690
Commercial:
Non-owner occupied		1,176
Owner occupied		1,020

Total impaired loans		$6,619

At March 31, 2011 and December 31, 2010, the Company had no assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 inputs.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
Impaired loan servicing rights, which are carried at fair value, were carried at $16, which was made up of the amortized cost of $19, net of a valuation allowance of $3 at March 31, 2011. At December 31, 2010, impaired loan servicing rights were carried at $17, which was made up of the amortized cost of $22, net of a valuation allowance of $5. There was a $2 increase in earnings with respect to servicing rights for the three months ended March 31, 2011. There was no charge to earnings with respect to servicing rights for the three months ended March 31, 2010.
Impaired loans, carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $10,610, with a valuation allowance of $2,933, resulting in a $35 increase in the valuation allowance for the quarter ended March 31, 2011. Impaired loans carried at the fair value of collateral had an unpaid principal balance of $10,693 with a valuation allowance of $2,898 at December 31, 2010. For the quarter ended March 31, 2010 there was an additional provision of $1,549 recorded for impairment charges.
During the three months ended March 31, 2011, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.
The carrying amounts and estimated fair values of financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$69,558	$69,558	$34,275	$34,275
Securities available for sale	25,896	25,896	28,798	28,798
Loans held for sale	1,361	1,361	1,953	1,953
Loans, net	178,972	182,657	190,767	194,970
FHLB stock	1,942	n/a	1,942	n/a
Accrued interest receivable	111	111	119	119
Yield maintenance provisions (embedded derivatives)	673	673	686	686
Interest rate lock commitments	25	25	41	41

Financial liabilities
Deposits	$(248,885)	$(250,087)	$(227,381)	$(228,859)
FHLB advances	(21,742)	(22,350)	(23,942)	(24,656)
Other borrowings	(1,500)	(1,500)	—	—
Subordinated debentures	(5,155)	(2,690)	(5,155)	(2,653)
Accrued interest payable	(278)	(278)	(191)	(191)
Interest-rate swaps	(673)	(673)	(686)	(686)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. Fair value of loans held for sale is based on binding quotes from third party investors. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank (FHLB) advances and other borrowings are based on current rates for similar financing. Fair value of subordinated debentures is based on discounted cash flows using current market rates for similar debt. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The method for determining the fair values for derivatives (interest-rate swaps and yield maintenance provisions) was described previously. The fair value of off-balance sheet items is not considered material.
NOTE 6 —FHLB ADVANCES
Advances from the FHLB were as follows:

		March 31,	December 31,
	Rate	2011	2010
Fixed-rate advances:
Maturing March 2011	1.90%	$—	$2,200
Maturing April 2011	2.88%	3,000	3,000
Maturing July 2011	3.85%	3,000	3,000
Maturing April 2012	2.30%	5,000	5,000
Maturing June 2012	2.05%	742	742
Maturing January 2014	3.12%	5,000	5,000
Maturing May 2014	3.06%	5,000	5,000

Total		$21,742	$23,942

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.
The advances were collateralized as follows:

	March 31,	December 31,
	2011	2010

First mortgage loans under a blanket lien arrangement	$13,742	$14,922
Multi-family mortgage loans	10,594	10,670
Commercial real estate loans	1,968	1,985
Securities	10,409	10,657
Cash	800	800

Total	$37,513	$39,034

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $25,229 from the FHLB at March 31, 2011.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 —FHLB ADVANCES (continued)
Payment information
Payments over the next 5 years are as follows:

March 31, 2012	$6,000
March 31, 2013	5,742
March 31, 2014	5,000
March 31, 2015	5,000

Total	$21,742

NOTE 7 — OTHER BORROWINGS
There were $1,500 of outstanding borrowings with the Federal Reserve Bank (FRB) at March 31, 2011, and no outstanding borrowings with the FRB at December 31, 2010.
Assets pledged as collateral with the FRB were as follows:

	March 31, 2011	December 31, 2010
Commercial loans	$9,694	$13,131
Commercial real estate loans	22,732	26,214

	$32,426	$39,345

Based on the collateral pledged, CFBank was eligible to borrow up to $19,700 from the FRB at March 31, 2011. The decline in the pledged loan balances for the period ended March 31, 2011 is related to a decline in eligible loans due to principal reductions, payoffs and credit downgrades compared to December 31, 2010. In April 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program.
CFBank had a line of credit with one commercial bank, totaling $3.0 million at December 31, 2010, which was terminated by the commercial bank in March 2011 due to CFBank’s recent financial performance. At December 31, 2010 and at termination, there was no outstanding balance on this line of credit.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 8 — SUBORDINATED DEBENTURES
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
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 30, 2033. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture. There are no required principal payments on the subordinated debentures over the next five years. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly payment due on December 31, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $82 at March 31, 2011, and $40 at December 31, 2010.
The trust preferred securities and subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.16% at March 31, 2011, and 3.15% at December 31, 2010.
Pursuant to an agreement with the Office of Thrift Supervision (OTS) effective May 2010, the Holding Company may not incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Pursuant to a notice from the OTS dated October 20, 2010, the Holding Company may not pay interest on debt, including the subordinated debentures, or commit to do so without the prior, written non-objection of the OTS.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that was charged against income for those Plans was $13 and $9, respectively, for the three months ended March 31, 2011 and 2010. The total income tax benefit was $3 for the three months ended March 31, 2011 and 2010.
The Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 193,887 shares for stock option grants and 77,554 shares for restricted stock awards. The 2003 Equity Compensation Plan (2003 Plan), as amended and restated, provided an aggregate of 500,000 shares for stock option grants and restricted stock awards, of which up to 150,000 shares could be awarded in the form of restricted stock awards. The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 1,000,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.
Stock Options
The Plans permit the grant of stock options to directors, officers and employees for up to 1,693,887 shares of common stock. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years, and are exercisable for ten years from the date of grant.
The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The Company uses historical data to estimate option exercise and post-vesting termination behavior. Management and other employee stock options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Department of the Treasury (Treasury) yield curve in effect at the time of the grant.
The fair value of the options granted during the three months ended March 31, 2011 was determined using the following weighted-average assumptions as of the grant dates.

Three months ended
March 31,
2011

Risk-free interest rate	2.98%
Expected term (years)	7
Expected stock price volatility	46%
Dividend yield	1.41%
There were no shares granted during the three months ended March 31, 2010.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the three months ended March 31, 2011 follows:

			Weighted
			Average
			Remaining
		Weighted	Contractual
		Average Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value

Outstanding at beginning of period	269,776	$6.04
Granted	6,300	1.70
Exercised	—	—
Expired	—	—
Canceled or forfeited	(2,830)	7.08

Outstanding at end of period	273,246	$5.93	6.6	$—

Expected to vest	109,420	$1.20	8.5	$—

Exercisable at end of period	163,826	$9.08	4.7	$—

During the three months ended March 31, 2011, there were 2,830 stock options canceled or forfeited. Previously recognized expense associated with unvested forfeited shares is reversed.
Information related to the Plans during the three months ended March 31, 2011 and 2010 follows. There were no stock options exercised during the three months ended March 31, 2011 or 2010.

	Three months ended March 31,
	2011	2010

Weighted average fair value of options granted	$0.75	n/a
As of March 31, 2011, there was $21 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.6 years. Substantially all of the 109,420 nonvested stock options at March 31, 2011 are expected to vest.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to three years. There were 1,101,692 shares available to be issued under the Plans at March 31, 2011. There were no shares issued during the three months ended March 31, 2011.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2011 follows:

		Weighted Average
		Grant-Date Fair
	Shares	Value

Nonvested at January 1, 2011	38,418	$1.54
Granted	—	—
Vested	(2,418)	4.03
Forfeited	—	—

Nonvested at March 31, 2011	36,000	$1.38

As of March 31, 2011, there was $28 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three months ended March 31, 2011 and 2010 was $4 and $18, respectively.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 10 — PREFERRED STOCK
On December 5, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, the Company issued to the Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock) for $7,225. The Preferred Stock initially pays quarterly dividends at a five percent annual rate, which increases to nine percent after February 14, 2013, on a liquidation preference of $1,000 per share.
The Preferred Stock has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of Preferred Stock have no voting rights. If any quarterly dividend payable on the Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders will be entitled to vote for the election of two additional directors. These voting rights terminate when the Company has paid the dividends in full. The Holding Company’s Board of Directors elected to defer the dividends beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. At March 31, 2011, two quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $183 at March 31, 2011 and $90 at December 31, 2010. Although deferred, the dividends have been accrued with an offsetting charge to accumulated deficit.
As required under the TARP Capital Purchase Program in connection with the sale of the Preferred Stock to Treasury, dividend payments on, and repurchases of, the Company’s outstanding preferred and common stock are subject to certain restrictions. For as long as any Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s outstanding common stock until all accrued and unpaid dividends on Preferred Stock are fully paid. In addition, Treasury’s consent is required on any increase in quarterly dividends declared on shares of common stock in excess of $.05 per share before December 5, 2011, the third anniversary of the issuance of the Preferred Stock, unless the Preferred Stock is redeemed by the Company or transferred in whole by Treasury. Further, Treasury’s consent is required for any repurchase of any equity securities or trust preferred securities, except for repurchases of Preferred Stock or repurchases of common shares in connection with benefit plans consistent with past practice, before December 5, 2011, the third anniversary of the issuance of the Preferred Stock, unless redeemed by the Company or transferred in whole by Treasury.
As a recipient of funding under the TARP Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 for as long as Treasury holds the above securities.
Pursuant to an agreement with the OTS effective May 2010, the Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or its common stock) or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any equity stock without the prior non-objection of the OTS.
NOTE 11 — COMMON STOCK WARRANT
In connection with the issuance of the Preferred Stock, the Company also issued to Treasury a warrant to purchase 336,568 shares of the Company’s common stock at an exercise price of $3.22 per share, which would represent an aggregate investment, if exercised for cash, of approximately $1,100 in Company common stock. The exercise price may be paid either by withholding a number of shares of common stock issuable upon exercise of the warrant equal to the value of the aggregate exercise price of the warrant, determined by reference to the market price of the Company’s common stock on the trading day on which the warrant is exercised, or, if agreed to by the Company and the warrant holder, by the payment of cash equal to the aggregate exercise price. The warrant may be exercised any time before December 5, 2018.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS
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
At March 31, 2011, CFBank was well capitalized under the regulatory framework for prompt corrective action. However, CFBank was requested by its regulators to provide a Capital Plan that established capital levels appropriate for the risk characteristics of the Bank. In the Capital Plan, the board established 8% core capital and 13% total risk-based capital levels. Due to losses, continued asset quality issues as evidenced by high levels of criticized and classified loans, as well as nonperforming assets, at March 31, 2011 we did not meet the capital requirements of our Capital Plan. OTS has authority to downgrade capital status in the event of regulatory concerns, and based on CFBank’s financial performance, we expect formal supervisory enforcement actions by OTS that could limit our operations, impose restrictions on our ability to solicit deposits, including brokered deposits, and impact our financial condition. We expect individual capital requirements substantially similar to those in our existing Capital Plan to be imposed in addition to other regulatory restrictions.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)
Actual and required capital amounts and ratios are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2011
Total Capital to risk weighted assets	$18,827	10.60%	$14,203	8.00%	$17,753	10.00%

Tier 1 (Core) Capital to risk weighted assets	16,555	9.32%	7,101	4.00%	10,652	6.00%

Tier 1 (Core) Capital to adjusted total assets	16,555	5.68%	11,664	4.00%	14,581	5.00%

Tangible Capital to adjusted total assets	16,555	5.68%	4,374	1.50%	N/A	N/A

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2010
Total Capital to risk weighted assets	$20,428	10.68%	$15,296	8.0%	$19,120	10.0%

Tier 1 (Core) Capital to risk weighted assets	17,983	9.41%	7,648	4.0%	11,472	6.0%

Tier 1 (Core) Capital to adjusted total assets	17,983	6.59%	10,909	4.0%	13,637	5.0%

Tangible Capital to adjusted total assets	17,983	6.59%	4,091	1.5%	N/A	N/A
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter. Management believes that this test is met.
CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established at $14,300, which was the net worth reported in the conversion prospectus. The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if CFBank liquidated. Dividends may not reduce CFBank’s stockholder’s equity below the required liquidation account balance.
Dividend Restrictions
The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. CFBank must receive OTS approval prior to any dividend payments. See Note 10 — Preferred Stock for a description of restrictions on the payment of dividends on the Company’s common stock as a result of participation in the TARP Capital Purchase Program and pursuant to a May 2010 agreement with OTS.
The Holding Company’s available cash at March 31, 2011 is sufficient to cover operating expenses, at their current level, for approximately one year. The Board of Directors elected to defer the November 15, 2010 and February 15, 2011 scheduled dividend payments related to the Preferred Stock and the December 30, 2010 and March 30, 2011 interest payments on the subordinated debentures in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments. The Holding Company has a signed agreement to sell two parcels of land adjacent to the Company’s Fairlawn headquarters for approximately $535,000. Proceeds from the sale, which is expected to close by the third quarter of 2011, will improve the cash position of the Holding Company and extend the cash coverage of operating expenses to approximately 1.8 years.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)
As of March 31, 2011, CFBank may pay no dividends to the Holding Company without OTS approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings or the approval of the OTS. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the current levels of problem assets, the continuing depressed economy, the limited ability to originate a significant amount of new loans, the longer periods of time necessary to workout problem assets in the current economy and uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, management is exploring additional sources of funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 13 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) and related tax effects are as follows for the three months ended March 31, 2011 and 2010.

	Three months ended March 31,
	2011	2010

Change in unrealized holding gains on securities available for sale	$(65)	$(46)
Reclassification adjustment for gains realized in income	—	(240)

Net change in unrealized gains	(65)	(286)
Tax effect	—	—

Net of tax amount	$(65)	$(286)

The following is a summary of the accumulated other comprehensive income balances net of tax.

	Balance at		Balance at
	December 31,	Current period	March 31,
	2010	change	2011

Unrealized gains (losses) on securities available for sale	$672	$(65)	$607

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.
Forward-Looking Statements
Statements in this Form 10-Q and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the Company, as defined below, management or Boards of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:
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

•
results of examinations of the Holding Company and Bank by the regulators, including the possibility that the regulators may, among other things, require the Company to curtail its asset growth, increase its capital levels, increase its allowance for loan losses or write-down assets;

•
the uncertainties arising from the Company’s participation in the TARP Capital Purchase Program, including the impacts on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by us of Treasury’s preferred stock investment under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption;

•	changes in tax laws, rules and regulations;

•
various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC), the Office of the Controller of the Currency (OCC) and the OTS;

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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Our filings with the Securities and Exchange Commission (SEC), including our Form 10-K filed for 2010, detail other risks, all of which are difficult to predict and many of which are beyond our control.
Business Overview
Central Federal Corporation (hereafter referred to, together with its subsidiaries, as the Company and individually as the Holding Company) is a savings and loan holding company incorporated in Delaware in 1998. Substantially all of our business is conducted through our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.
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
General
Our net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and our cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand, the level of nonperforming assets and deposit flows.
Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.
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
On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (Dodd-Frank Act) which could impact the performance of the Company in future periods. The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing, and when appropriate, submitting, comments to the SEC and FASB with respect to existing or proposed accounting principles, standards or procedures. Further, the Dodd-Frank Act retained the thrift charter and merged the OTS, the regulator of CFBank, into the OCC. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until the full implementation is completed.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The significant volatility and disruption in capital, credit and financial markets which began in 2008 continued to have a detrimental effect on our national and local economies in 2011. These effects have included lower real estate values; tightened availability of credit; increased loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; decreased consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; increases in our cost of funds due to increased competition and aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock.
At March 31, 2011, CFBank was well capitalized under the regulatory framework for prompt corrective action. However, CFBank was requested by its regulators to provide a Capital Plan that established capital levels appropriate for the risk characteristics of the Bank. In the Capital Plan, the board established 8% core capital and 13% total risk-based capital levels. Due to losses, continued asset quality issues as evidenced by high levels of criticized and classified assets, as well as nonperforming assets, at March 31, 2011 we did not meet the capital requirements of our Capital Plan. OTS has authority to downgrade capital status in the event of regulatory concerns, and based on CFBank’s financial performance, we expect formal supervisory enforcement actions by OTS that could limit our operations, impose restrictions on our ability to solicit deposits, including brokered deposits, and impact our financial condition. We expect individual capital requirements substantially similar to those in our existing Capital Plan to be imposed in addition to other regulatory restrictions
Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our consolidated financial statements and related notes.
Financial Condition
General. Assets totaled $294.1 million at March 31, 2011 and increased $18.9 million, or 6.9%, from $275.2 million at December 31, 2010. The increase was due to a $35.3 million increase in cash and cash equivalents, partially offset by a $2.9 million decrease in securities available for sale, and an $11.8 million decrease in net loan balances.
Cash and cash equivalents. Cash and cash equivalents totaled $69.6 million at March 31, 2011 and increased $35.3 million from $34.3 million at December 31, 2010. The increase in cash and cash equivalents was a result of building on-balance-sheet liquidity. As a result of the losses suffered in 2009, 2010 and the first quarter of 2011, management has been concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively to build liquidity to deal with the level of nonperforming assets, potential retail deposit outflow and potential decreased borrowing capacity from the FHLB and the FRB. The increase in liquidity was primarily due to a $24.5 million increase in certificate of deposit account balances since December 31, 2010. Liquidity was also increased by cash flows from the loan and securities portfolios which were not redeployed into new loan originations or securities. The increase in liquidity had a negative impact on net interest margin.
Securities. Securities available for sale totaled $25.9 million at March 31, 2011, and decreased $2.9 million, or 10.1%, compared to $28.8 million at December 31, 2010 due to scheduled maturities and repayments during the current year period.
Loans. Net loans totaled $179.0 million at March 31, 2011 and decreased $11.8 million, or 6.2%, from $190.8 million at December 31, 2010. The decrease was primarily due to lower commercial, multi-family residential, commercial real estate and single family residential loan balances and, to a lesser extent, lower consumer balances. Commercial, commercial real estate and multi-family loans, including the related construction loans decreased $9.8 million, or 6.3%, and totaled $147.0 million at March 31, 2011. The decrease was primarily in commercial real estate loan balances, including the related construction loans, which decreased $5.1 million, or 6.1% due to principal repayments and payoffs in excess of current year originations, and a $500,000 charge-off related to one borrower. Commercial loans decreased by $2.7 million, or 7.0%, due to principal repayments and payoffs in excess of current year originations, and a $500,000 charge-off related to one borrower. Multi-family loans decreased by $2.1 million primarily related to principal reductions and payoffs in excess of originations, and an $800,000 charge-off related to one borrower. Single-family residential mortgage loans, including the related construction loans, totaled $23.8 million at March 31, 2011 and decreased $1.8 million, or 7.2%, from $25.6 million at December 31, 2010. The decrease in mortgage loans was due to current period principal repayments in excess of loans originated for portfolio. Consumer loans totaled $17.7 million at March 31, 2011 and decreased $440,000, or 2.4%, due to repayments of auto loans and home equity lines of credit.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Allowance for loan losses. The ALLL totaled $9.4 million at March 31, 2011 and decreased $341,000, or 3.5% from $9.8 million at December 31, 2010. The decrease in the ALLL was due to the decrease in overall loan balances, the charge-off of certain nonperforming loans during the quarter and the decrease in nonperforming loans. The ratio of the ALLL to total loans was 5.00% at March 31, 2011, compared to 4.87% at December 31, 2010. The increase in the ratio of the ALLL to total loans reflects continued adverse economic conditions affecting loan performance which resulted in continued high levels of nonperforming loans, loan charge-offs and criticized and classified assets.
The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. Based on the variables involved and the significant judgments management must make about outcomes that are uncertain, the determination of the ALLL is considered to be a critical accounting policy. See the section titled “Critical Accounting Policies” for additional discussion.
The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Commercial, commercial real estate and multi-family residential loans, regardless of size, and all other loans over $500,000 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. Loans for which the terms have been modified to grant concessions, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. If a loan is determined to be impaired, the loan is evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
Individually impaired loans totaled $8.7 million at March 31, 2011, and decreased $2.0 million, or 19.0%, from $10.7 million at December 31, 2010. The decrease in individually impaired loans was primarily due to loan charge-offs, which totaled $1.8 million during the three months ended March 31, 2011. The amount of the ALLL specifically allocated to individually impaired loans totaled $2.9 million at both March 31, 2011 and December 31, 2010.
The specific reserve on impaired loans is based on management’s estimate of the fair value of collateral securing the loans, or based on projected cash flows from the sale of the underlying collateral and payments from the borrowers. On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals, Brokers Price Opinions (BPO) or internal evaluations to help make this determination. Determination of whether to use an updated appraisal, BPO or internal evaluation is based on factors including, but not limited to, the age of the loan and the most recent appraisal, condition of the property and whether we expect the collateral to go through the foreclosure or liquidation process. Management considers the need for a downward adjustment to the valuation based on current market conditions and on management’s analysis, judgment and experience. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $1.7 million, or 17.1%, and totaled $8.3 million at March 31, 2011, compared to $10.1 million at December 31, 2010. The decrease in nonperforming loans was primarily due to $1.8 million in loan charge-offs, and, to a lesser extent, loan payments and proceeds from the sale of the underlying collateral of various loans, partially offset by $342,000 in additional loans that became nonperforming during 2011. The ratio of nonperforming loans to total loans improved to 4.43% at March 31, 2011, compared to 5.02% at December 31, 2010. The following table presents information regarding the number and balance of nonperforming loans at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Number of		Number of
	loans	Balance	loans	Balance
	(Dollars in thousands)
Commercial	6	$1,639	5	$2,084
Single-family residential real estate	5	331	3	266
Multi-family residential real estate	3	3,186	3	3,986
Commercial real estate	5	3,047	5	3,550
Home equity lines of credit	1	136	2	161
Other consumer loans	1	2	1	10

Total	21	$8,341	19	$10,057

Nonaccrual loans include some loans that were modified and identified as troubled debt restructurings, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate, payment extensions, principal forgiveness and other actions intended to maximize collection. Troubled debt restructurings included in nonaccrual loans totaled $3.9 million at March 31, 2011, and $4.5 million at December 31, 2010.
Nonaccual loans at March 31, 2011 and December 31, 2010 do not include $694,000 and $839,000, respectively, in troubled debt restructurings where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Industry information is adjusted based on management’s judgment regarding items specific to CFBank, and the current factors discussed previously. The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time. Specifically, industry information is adjusted by comparing the historical payment default rates (CFBank historical default rates and industry estimates of payment default rates) against the current rate of payment default to determine if the current level is high or low compared to historical rates, or rising or falling in light of the current economic outlook. Industry information is adjusted by comparison to CFBank’s historical one year loss rates, as well as the trend in those loss rates, past due, nonaccrual, criticized and classified loans. This adjustment process is performed for each segment of the portfolio. The following portfolio segments have been identified: commercial loans; single-family mortgage loans; multi-family residential real estate loans; commercial real estate loans; construction loans; home equity lines of credit; and other consumer loans. These individual segments are then further segregated by classes and internal loan risk ratings.
All lending activity involves risks of loan losses. Certain types of loans, such as option adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending, used option ARM products or made loans with initial teaser rates.
Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $3.2 million or 9.1% of the commercial loan portfolio at March 31, 2011. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At March 31, 2011, one unsecured commercial loan with a balance of $159,000 was impaired, while none of the remaining unsecured loans was 30 days or more delinquent.
One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively; however, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the allowance determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or if not available, estimated declines in value were considered in the evaluation process. Within the real estate loan portfolio, in the aggregate, including single-family, multi-family and commercial real estate, approximately 90% of the portfolio has loan-to-value ratios of 85% or less, generally based on the value of the collateral at origination, allowing for some decline in real estate values without exposing the Company to loss. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at March 31, 2011; however, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family real estate, may expose the Company to additional losses.
Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The outstanding balance of the purchased home equity lines of credit totaled $3.3 million at March 31, 2011, and $1.8 million, or 53.9%, of the balance is collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to 60% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. There were fifteen loans with an aggregate principal balance outstanding of $1.3 million at March 31, 2011, where the loan balance exceeded the collateral value by an aggregate amount of $965,000. Although the depressed state of the housing market and general economy has continued, we did not experience any write-offs in the purchased portfolio during the quarter ended March 31, 2011, compared to two loans totaling $118,000 during the quarter ended March 31, 2010. We continue to monitor collateral values and borrower FICO® scores and, when the situation warrants, have frozen the lines of credit.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Credit reviews for these loan types are performed at least annually, and more often for loans with higher credit risk. Loan officers maintain close contact with borrowers between reviews. Adjustments to loan risk ratings are based on the reviews and at any time information is received that may affect risk ratings. Additionally, an independent review of commercial, commercial real estate and multi-family residential loans, which was performed at least annually prior to June 2010, is now performed semi-annually. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of our internal loan risk rating system.
We have incorporated the OTS asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the OTS. Assets designated as special mention, which are considered criticized assets, possess weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered doubtful has all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable. Assets considered loss are uncollectible and have so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.
The level of criticized and classified assets continues to be negatively impacted by the increasing duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. Loans classified as special mention totaled $19.4 million at March 31, 2011, and decreased $1.6 million, or 7.7%, compared to $21.0 million at December 31, 2010. Loans classified as substandard totaled $27.5 million at March 31, 2011, and decreased $1.1 million, or 3.8%, compared to $28.6 million at December 31, 2010. No loans were classified doubtful or loss at either date. The decrease in loans classified as special mention and substandard was due to charge-offs totaling $1.8 million and, to a lesser extent, principal repayments and payoffs since December 31, 2010. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding risk classification of loans.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2011; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.
Foreclosed assets. Foreclosed assets totaled $3.5 million at March 31, 2011 and decreased $1.0 million, or 22.2%, from $4.5 million at December 30, 2010. The decrease was due to the sale of $1.0 million in inventory from a jewelry manufacturer that had been foreclosed in December 2010. The sale resulted in no additional loss. Foreclosed assets at March 31, 2011 include $2,348,000 related to approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. This property was acquired by the Bank through foreclosure due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan. A $982,000 charge-off was recorded when the property was foreclosed in April 2010. Although the property is listed for sale, current economic conditions negatively impact the market for undeveloped land, and sale of this property in the near future is unlikely. Foreclosed assets also include $967,000 related to a commercial building near Cleveland, Ohio that is currently 100% occupied. A $201,000 charge-off was recorded when the property was foreclosed in November 2010. CFBank owns a participating interest in this property and the lead bank is currently managing the building operations, including listing and sale of the property. Foreclosed assets also include $194,000 related to a condominium in Akron, Ohio that is currently vacant and listed for sale. A $48,000 charge-off was recorded when the property was foreclosed in October 2010. There were no assets acquired by CFBank through foreclosure during the three months ended March 31, 2011. The level of foreclosed assets may increase in the future as we continue our workout efforts related to nonperforming and other loans with credit issues.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Deposits. Deposits totaled $248.9 million at March 31, 2011 and increased $21.5 million, or 9.5%, from $227.4 million at December 31, 2010. The increase was primarily due to a $24.5 million increase in certificate of deposit account balances, partially offset by a $3.4 million decrease in money market account balances.
Certificate of deposit account balances increased $24.5 million during the three months ended March 31, 2011 due to a $22.1 million increase in retail deposit accounts, and a $2.4 million increase in brokered deposits. Retail certificate of deposit account balances increased primarily due to competitive pricing strategies related to maturities of two years and longer. The increase in retail certificate of deposit account balances during the three months ended March 31, 2011 increased the weighted average maturity of total certificate of deposit accounts from 16 months to 22 months. Due to the low market interest rate environment, we were able to extend these maturities with a small increase in the weighted average cost of certificates of deposit, which increased to 1.72% at March 31, 2011, from 1.70% at December 31, 2010.
CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. CDARS balances are considered brokered deposits by regulation. Brokered deposits, including CDARS balances totaled $70.4 million at March 31, 2011, and increased $2.4 million, or 3.6%, from $68.0 million at December 31, 2010. During the quarter ended March 31, 2011, $5.0 million in brokered deposits were issued with an average life of 54 months at an average cost of 2.10%. The increase in brokered deposits was based on CFBank’s determination to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.
Customer balances in the CDARS program totaled $27.6 million at March 31, 2011 and decreased $1.6 million, or 5.6%, from $29.2 million at December 31, 2010. The decrease was due to customers seeking higher short-term yields than management was willing to offer in the CDARS program based on CFBank’s asset/liability management strategies. Customer balances in the CDARS program represented 39.1% of total brokered deposits at March 31, 2011 and 42.9% of total brokered deposits at December 31, 2010.
Money market account balances totaled $53.4 million at March 31, 2011 and decreased $3.4 million, or 5.9%, from $56.8 million at December 31, 2010. The decrease was due to customers seeking higher yields on these short-term funds than management was willing to offer based on asset/liability management strategies.
Long-term FHLB advances. Long-term FHLB advances totaled $21.7 million at March 31, 2011 and decreased $2.2 million, or 9.2%, from $23.9 million at December 31, 2010 due to repayment of maturing advances. The advances were replaced with brokered deposits in accordance with the Company’s liquidity management program in order to maintain borrowing capacity with the FHLB.
Subordinated debentures. Subordinated debentures totaled $5.2 million at March 31, 2011 and December 31, 2010. These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company. The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $82,000 at March 31, 2011 and $40,000 at December 31, 2010. Pursuant to a notice from OTS dated October 20, 2010, the Company may not make interest payments on the subordinated debentures without the prior, written non-objection of the OTS. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Stockholders’ equity. Stockholders’ equity totaled $14.1 million at March 31, 2011 and decreased $1.9 million, or 11.6%, from $16.0 million at December 31, 2010. The decrease was due to the $1.7 million net loss, $104,000 in preferred stock dividends accrued but not paid and accretion of discount on preferred stock related to the TARP Capital Purchase Program and a $65,000 decrease in unrealized gains in the securities portfolio.
The Holding Company is a participant in the TARP Capital Purchase Program and issued $7.2 million of preferred stock to Treasury on December 5, 2008. In connection with the issuance of the preferred stock, the Holding Company also issued to Treasury a warrant to purchase 336,568 shares of the Company’s common stock at an exercise price of $3.22 per share. See Note 10 and 11 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding the preferred stock and warrant. The Holding Company’s Board of Directors elected to defer dividend payments on the preferred stock beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. At March 31, 2011, two quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $183,000 at March 31, 2011 and $90,000 at December 31, 2010. As previously indicated, the Company may not pay cash dividends on the preferred stock, or its common stock, without the prior, written non-objection of the OTS. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.
With the capital provided by the TARP Capital Purchase Plan, we have continued to make financing available to businesses and consumers in our market areas. Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through March 31, 2011, we have originated $223.4 million in new loans.
Comparison of the Results of Operations for the Three Months Ended March 31, 2011 and 2010
General. Net loss totaled $1.7 million, or $.44 per diluted common share for the quarter ended March 31, 2011, compared to a net loss of $95,000, or $.05 per diluted common share, for the quarter ended March 31, 2010. The $1.6 million increase in the net loss for the three months ended March 31, 2011 was due to a $671,000 increase in the provision for loan losses, a $490,000 decrease in net interest income and a $354,000 decrease in noninterest income.
The $1.4 million provision for loan losses for the quarter ended March 31, 2011 reflected continued adverse economic conditions which affected loan performance and resulted in a sustained high level of nonperforming loans, loan charge-offs and criticized and classified loans. Our ongoing assessment of CFBank’s loan portfolio resulted in a $671,000 increase in the provision for loan losses during the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010, due to an increase in loss rates and an increase in net charge-offs compared to the prior year quarter.
The $490,000 decrease in net interest income was due to a 72 basis point (bp) decrease in net interest margin from 3.39% in the March 2010 quarter to 2.67% in the March 2011 quarter. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments and a decrease in the average balance of loans outstanding, negatively impacted the net interest margin during the quarter ended March 31, 2011.
The $354,000 decrease in noninterest income resulted from a $240,000 net gain on sales of securities in the prior year quarter, with no gain in the current year quarter. Additionally, net gains on sales of loans decreased $110,000 in the quarter ended March 31, 2011 due to both lower mortgage production and fees on sales than in the quarter ended March 31, 2010.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net interest income totaled $1.7 million for the quarter ended March 31, 2011, and decreased $490,000, or 22.0% compared to $2.2 million for the quarter ended March 31, 2010. The margin decreased 72 bp to 2.67% in the first quarter of 2011, compared to 3.39% in the first quarter of 2010. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 105 bp and the average cost of interest-bearing liabilities decreased 45 bp in the quarter ended March 31, 2011, compared to the quarter ended March 31, 2010. The average yield on interest-earning assets decreased due to a decrease in average loan balances and an increase in average securities and other earning asset balances, primarily cash, which provide lower yields than loans. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year quarter.
Interest income. Interest income totaled $2.6 million and decreased $723,000, or 21.4%, for the quarter ended March 31, 2011, compared to $3.4 million for the quarter ended March 31, 2010. The decrease in interest income was largely due to a decrease in income on loans and securities.
Interest income on loans decreased $704,000, or 22.4%, to $2.4 million in the first quarter of 2011, from $3.1 million in the first quarter of 2010. The decrease in income on loans was due to a decline in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $44.0 million, or 19.3%, to $183.8 million in the first quarter of 2011, from $227.8 million in the first quarter of 2010. The decrease in the average balance of loans was due to $7.1 million in net loan write-offs during the twelve months ended March 31, 2011, the sale of $5.8 million of commercial real estate and multi-family loans during the third quarter of 2010, the transfer of $4.5 million of loans to foreclosed assets since March 31, 2010, and principal repayments and loan payoffs partially offset by originations. The average yield on loans decreased 21 bp to 5.31% in the first quarter of 2011, compared to 5.52% for the first quarter of 2010. The average yield on loans decreased due to lower market interest rates on new originations and downward repricing on adjustable-rate loans.
Interest income on securities decreased $41,000, or 20.9%, to $155,000 for the first quarter of 2011, from $196,000 in the first quarter of 2010. The decrease in income on securities was due to a decrease in the average yield on securities partially offset by an increase in the average balance of securities. The average yield on securities decreased 133 bp to 2.37% in the first quarter of 2011, from 3.70% in the first quarter of 2010. The decrease in the average yield on securities was due to securities purchases at lower market interest rates since March 31, 2010. The average balance of securities increased $4.9 million, or 22.7% to $26.8 million in the first quarter of 2011, from $21.9 million in the first quarter of 2010. The increase in the average balance of securities was due to purchases in excess of sales, maturities and repayments.
Interest income on Federal funds sold and other earning assets increased $22,000 and totaled $30,000 for the first quarter of 2011, compared to $8,000 in the first quarter of 2010. The increase in income was due to an increase in the average balance of these other earning assets associated with the increase in on-balance-sheet liquidity. The average balance of other earning assets increased $36.3 million, or 294.1% to $48.6 million in the first quarter of 2011, from $12.3 million in the first quarter of 2010.
Interest expense. Interest expense decreased $233,000, or 20.4%, to $910,000 for the first quarter of 2011, compared to $1.1 million in the first quarter of 2010. The decrease in interest expense resulted from lower deposit and borrowing costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense on deposits decreased $217,000, or 23.6%, to $702,000 in the first quarter of 2011, from $919,000 in the first quarter of 2010. The decrease in interest expense on deposits was due to a decline in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 49 bp to 1.27% in the first quarter of 2011, from 1.76% in the first quarter of 2010, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances increased $11.8 million, or 5.7%, to $220.8 million in the first quarter of 2011, from $209.0 million in the first quarter of 2010. The increase in average deposit balances was due to growth in certificate of deposit, savings and interest-bearing checking balances. Management used brokered deposits as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. See “Deposits” as discussed in the section titled “Financial Condition” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits decreased 48 bp to 1.70% in the first quarter of 2011, from 2.18% in the first quarter of 2010. Average brokered deposit balances increased $5.7 million, or 8.9%, to $70.5 million in the first quarter of 2011 from $64.8 million in the first quarter of 2010. The weighted average remaining maturity of brokered deposits increased to 19.7 months at March 31, 2011 from 12.8 months at March 31, 2010.
Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $16,000, or 7.1%, to $208,000 in the first quarter of 2011, from $224,000 in the first quarter of 2010. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was primarily due to a decline in the average cost of these funds and, to a lesser extent, a decrease in average balances. The average cost of borrowings decreased 13 bp to 2.88% in the first quarter of 2011, from 3.01% in the first quarter of 2010. The decrease in borrowing costs was due to the repayment of higher cost FHLB advances. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $900,000, or 3.0%, to $28.9 million in the first quarter of 2011, from $29.8 million in the first quarter of 2010. The decrease in the average balance was primarily due to repayment of maturing FHLB advances with funds from the growth in deposits.
Provision for loan losses. The provision for loan losses totaled $1.4 million for the quarter ended March 31, 2011, and increased $671,000 compared to $748,000 for the quarter ended March 31, 2010. The increase in the provision for loan losses for the quarter ended March 31, 2011 was primarily a result of an increase in net charge-offs compared to the quarter ended March 31, 2010. Net charge-offs totaled $1.7 million, or 3.63% of average loans on an annualized basis for the quarter ended March 31, 2011, compared to $430,000, or .73% of average loans on an annualized basis for the quarter ended March 31, 2010. The increase in net charge-offs during the three months ended March 31, 2011 was related to commercial, commercial real estate and multi-family real estate loans and was primarily a result of adverse economic conditions that continue to negatively impact our borrowers, our loan performance and our loan quality. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information. The following table presents information regarding net charge-offs for the three months ended March 31, 2011 and 2010.

	For the three months ended March 31,
	2011	2010
	(Dollars in thousands)
Commercial	$429	$(50)
Single-family residential real estate	5	(24)
Multi-family residential real estate	799	74
Commercial real estate	499	178
Home equity lines of credit	(2)	202
Other consumer loans	16	50

Total	$1,746	$430

Noninterest income. Noninterest income for the quarter ended March 31, 2011 totaled $156,000 and decreased $354,000, compared to the quarter ended March 31, 2010. The decrease was primarily due to $240,000 in gains on sales of securities in the prior year quarter, and no sales of securities in the current year period. Additionally, net gains on sales of loans decreased $110,000 in the current year quarter.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net gains on sales of loans totaled $40,000 for the first quarter of 2011, and decreased $110,000, or 73.3%, compared to $150,000 for the first quarter of 2010. The decrease in net gains on sales of loans in the current year quarter was due to both lower mortgage production and lower fees on sales than in the quarter ended March 31, 2010. Originations totaled $12.5 million for the quarter ended March 31, 2011, and decreased $3.3 million, or 20.9%, compared to $15.8 million in the prior year quarter. The decrease in originations was due to an increase in mortgage interest rates and three fewer mortgage loan originators in the current year quarter. The number of originators decreased as a result of attrition and termination of originators with low production. Additionally, the First-Time Home Buyer Credit, which was extended for purchases made through April 30, 2010 by The Worker, Homeownership and Business Assistance Act of 2009, positively impacted originations in the first quarter of 2010. Gross fees earned on loan sales totaled 1.2% of loans originated for the quarter ended March 31, 2011, compared to 1.6% in the prior year quarter. The decrease in gross fees earned on loan sales was due to an increase in mortgage market interest rates.
Noninterest expense. Noninterest expense increased $84,000, or 4.0%, and totaled $2.2 million for the first quarter of 2011, compared to $2.1 million for the first quarter of 2010. The increase in noninterest expense during the three months ended March 31, 2011 was primarily due to an increase in professional fees, director fees, foreclosed assets expense and FDIC premiums. Increases in these expenses were partially offset by decreases in other expense categories, such as franchise taxes, advertising and promotion and depreciation.
Professional fees increased $95,000, or 46.1%, and totaled $301,000 for the three months ended March 31, 2011, compared to $206,000 in the prior year quarter. The increase was primarily related to legal costs associated with nonperforming loans, which increased $55,000 and totaled $144,000 for the quarter ended March 31, 2011, compared to $89,000 for the quarter ended March 31, 2010. Management expects that professional fees associated with nonperforming loans may continue at current levels or increase as we continue our workout efforts related to nonperforming and other loans with credit issues. In addition to the increase in legal costs associated with nonperforming loans, the increase in professional fees was due to legal costs related to corporate and regulatory matters.
Director fees increased $20,000 and totaled $46,000 for the three months ended March 31, 2011, compared to $26,000 in the prior year quarter. The increase was related to a $22,000 increase in fees paid to the Chairman of the Board, who is now independent of management, for additional duties since his election to chairmanship in June 2010.
Foreclosed assets expense totaled $33,000 for the three months ended March 31, 2011. There was no foreclosed assets expense for the three months ended March 31, 2010. This expense was related to maintenance of foreclosed properties, including real estate taxes, utilities and other fees. Management expects that foreclosed assets expense may continue at current levels or increase as we continue our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.
FDIC premiums increased $26,000, or 17.4%, and totaled $175,000 for the three months ended March 31, 2011, compared $149,000 in the prior year quarter. The increase was primarily related to a higher assessment rate in the current year quarter, as well as an increase in deposit balances compared to the prior year quarter.
Franchise taxes decreased $27,000, or 29.0%, and totaled $66,000 for the three months ended March 31, 2011, compared to $93,000 for the three months ended March 31, 2010. The decrease was due to lower equity at CFBank at December 31, 2010, which is the basis for the 2011 franchise tax.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Advertising and promotion decreased $18,000, or 64.3%, and totaled $10,000 for the three months ended March 31, 2011, compared to $28,000 for the three months ended March 31, 2010. The decrease was due to management’s decision to reduce expenditures for these items in the current year period.
Depreciation expense decreased $17,000, or 13.0%, and totaled $114,000 for the three months ended March 31, 2011, compared to $131,000 for the three months ended March 31, 2010. The decrease was due to assets being fully depreciated at December 31, 2010.
The ratio of noninterest expense to average assets increased to 3.06% for the quarter ended March 31, 2011, compared to 2.97% for the quarter ended March 31, 2010 due to the increase in noninterest expense in the current year quarter. The efficiency ratio increased to 115.04% for the quarter ended March 31, 2011, compared to 83.87% for the quarter ended March 31, 2010 due to the increase in noninterest expense and decrease in net interest income and noninterest income in the current year quarter.
Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended March 31, 2011. As such, there was no income tax benefit recorded for the quarter ended March 31, 2011. The tax benefit in March 2010 related to the valuation allowance on the tax affect associated with vesting of stock compensation awards that were granted prior to 2009.

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

	For Three Months Ended March 31,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$26,841	$155	2.37%	$21,877	$196	3.70%
Loans and loans held for sale (3)	183,837	2,442	5.31%	227,827	3,146	5.52%
Other earning assets	48,579	30	0.25%	12,327	8	0.26%
FHLB stock	1,942	22	4.53%	1,942	22	4.53%

Total interest-earning assets	261,199	2,649	4.07%	263,973	3,372	5.12%
Noninterest-earning assets	25,102			20,032

Total assets	$286,301			$284,005

Interest-bearing liabilities:
Deposits	$220,818	702	1.27%	$208,996	919	1.76%
FHLB advances and other borrowings	28,864	208	2.88%	29,764	224	3.01%

Total interest-bearing liabilities	249,682	910	1.46%	238,760	1,143	1.91%

Noninterest-bearing liabilities	21,575			21,773

Total liabilities	271,257			260,533

Equity	15,044			23,472

Total liabilities and equity	$286,301			$284,005

Net interest-earning assets	$11,517			$25,213

Net interest income/interest rate spread		$1,739	2.61%		$2,229	3.21%

Net interest margin			2.67%			3.39%

Average interest-earning assets to average interest-bearing liabilities	104.61%			110.56%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2011
	Compared to Three Months Ended
	March 31, 2010
	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(251)	$210	$(41)
Loans and loans held for sale	(116)	(588)	(704)
Other earning assets	(3)	25	22

Total interest-earning assets	(370)	(353)	(723)

Interest-bearing liabilities:
Deposits	(526)	309	(217)
FHLB advances and other borrowings	(9)	(7)	(16)

Total interest-bearing liabilities	(535)	302	(233)

Net change in net interest income	$165	$(655)	$(490)

(1)	Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2010 Annual Report to Stockholders incorporated by reference into our 2010 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operation, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.
We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements. The following discussion details the critical accounting policies and the nature of the estimates made by management.
Determination of the allowance for loan losses. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Nonperforming loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes review of historical data, judgments regarding the ability of the borrower to meet the terms of the loan, an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable, various collection strategies and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition — Allowance for loan losses”, in Notes 3 and 5 to the consolidated financial statements included in this report on Form 10-Q and in Notes 1, 3 and 5 to our consolidated financial statements in our 2010 Annual Report to Stockholders incorporated by reference into our 2010 Annual Report on Form 10-K.
Valuation of the deferred tax asset. Another critical accounting policy relates to valuation of the deferred tax asset, which includes the benefit of loss carryforwards which expire in varying amounts in future periods. At year-end 2010, the Company had net operating loss carryforwards of approximately $13.2 million which expire at various dates from 2024 to 2030. Realization is dependent on generating sufficient future taxable income prior to expiration of the loss carryforwards. The Company’s net losses in 2009 and 2010 reduced management’s near term estimate of future taxable income, and reduced to zero the amount of the net deferred tax asset considered realizable. At December 31, 2010, the valuation allowance totaled $6.7 million. Additional information regarding this policy is included in Notes 1 and 13 to our consolidated financial statements in our 2010 Annual Report to Stockholders incorporated by reference into our 2010 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Fair value of financial instruments. Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Note 5 to the consolidated financial statements included in this report on Form 10-Q and in Notes 1 and 5 to our consolidated financial statements in our 2010 Annual Report to Stockholders incorporated by reference into our 2010 Annual Report on Form 10-K.
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
Liquidity management is both a daily and long-term responsibility of management. We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program. In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB and borrowings from the FRB. Under a directive from the OTS dated April 6, 2010, CFBank may not increase the amount of brokered deposits above $76.4 million, excluding interest credited, without the prior non-objection of the OTS. Brokered deposits totaled $70.4 million at March 31, 2011.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
	(Dollars in thousands)
Cash and unpledged securities	$73,867	$43,352
Additional borrowing capacity at the FHLB	3,126	426
Additional borrowing capacity at the FRB	18,200	25,977
Unused commercial bank line of credit	—	3,000

Total	$95,193	$72,755

Cash available from liquid assets and borrowing capacity increased $22.4 million, or 30.8%, to $95.2 million at March 31, 2011 from $72.8 million at December 31, 2010. Cash and unpledged securities increased $30.5 million during the three months ended March 31, 2011 due to a $24.5 million increase in certificate of deposit accounts, including a $2.4 million increase in brokered deposits, to increase on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. As of March 31, 2011, CFBank, under the directive by the OTS as previously discussed, had the ability to obtain an additional $6.0 million in brokered deposits for liquidity and asset/liability management purposes, as needed.
CFBank’s additional borrowing capacity with the FHLB increased to $3.1 million at March 31, 2011 from $426,000 at December 31, 2010 primarily due to repayment of a $2.2 million maturing advance. CFBank’s additional borrowing capacity at the FRB decreased to $18.2 million at March 31, 2011 from $26.0 million at December 31, 2010. The decrease in borrowing capacity from the FRB was primarily due to a decrease in the balance of eligible loans pledged as collateral to the FRB due to principal reductions, payoffs and credit downgrades compared to December 31, 2010, as well as total outstanding borrowings of $1.5 million at March 31, 2011, compared to no outstanding borrowings at December 31, 2010. In April 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50bp higher. The unused commercial bank line of credit was reduced to zero at March 31, 2011, compared to $3.0 million at December 31, 2010 due to non-renewal of the line of credit as a result of the credit performance of CFBank’s loan portfolio and its effect on CFBank’s financial performance. CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, further deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, a decline in the balance of pledged collateral, deterioration in CFBank’s capital or certain situations where an institution is under a formal regulatory enforcement action.
We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Deposits are obtained predominantly from the areas in which CFBank offices are located, and brokered deposits are accepted. We use brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. Management regularly compares rates on brokered certificates of deposit with other funding sources in order to determine the best mix of funding sources, balancing the costs of funding with the mix of maturities. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. Brokered deposits, including CDARS deposits totaled $70.4 million at March 31, 2011 and $68.0 million at December 31, 2010. Current regulatory restrictions limit an institution’s use of brokered deposits in situations where capital falls below well-capitalized levels and in certain situations where a well-capitalized institution is under a formal regulatory enforcement action. At March 31, 2011, CFBank was subject to a $76.4 million limit on the amount of its brokered deposits as a result of a directive from the OTS, as described previously. A formal regulatory enforcement action could further adversely affect our use of brokered deposits.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, as included in the Dodd-Frank Act as previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s program which provides unlimited deposit insurance coverage, through December 31, 2012, for noninterest-bearing transaction accounts. Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing deposits will remain with CFBank.
The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to an agreement with OTS effective May 2010, the Holding Company may not incur, issue, renew, redeem, or rollover any debt, or otherwise incur any additional debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, without the prior non-objection of the OTS. Additionally, the Holding Company is not able to declare, make, or pay any cash dividends or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any Holding Company equity stock without the prior non-objection of the OTS. Pursuant to a notice from the OTS dated October 20, 2010, the Holding Company may not pay interest on debt or commit to do so without the prior, written non-objection of the OTS. The agreement with and notice from the OTS do not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings.
At March 31, 2011, the Holding Company and its subsidiaries, other than CFBank, had cash of $633,000 available to meet cash needs. Annual debt service on the subordinated debentures is currently approximately $162,700. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.16% at March 31, 2011. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,300 at the current 5% level, which is scheduled to increase to 9% after February 14, 2013. Operating expenses are expected to be approximately $660,000 during the twelve month period through March 31, 2012.
The Holding Company’s available cash at March 31, 2011 is sufficient to cover operating expenses, at their current level, for approximately one year. The Board of Directors elected to defer the November 15, 2010 and February 15, 2011 scheduled dividend payments related to the Preferred Stock and the December 30, 2010 and March 30, 2011 interest payments on the subordinated debentures in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments. The Holding Company has a signed agreement to sell two parcels of land adjacent to the Company’s Fairlawn headquarters for approximately $535,000. Proceeds from the sale, which is expected to close by the third quarter of 2011, will improve the cash position of the Holding Company and extend the cash coverage of operating expenses to approximately 1.8 years.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior approval of the OTS. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of March 31, 2011, CFBank may pay no dividends to the Holding Company without OTS approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings or the approval of the OTS. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the current levels of problem assets, the continuing depressed economy, the limited ability to originate a significant amount of new loans, the longer periods of time necessary to workout problem assets in the current economy and uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, management is exploring additional sources of funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.
See Note 12 to the consolidated financial statements included in this report on Form 10-Q for information regarding regulatory capital matters.

CENTRAL FEDERAL CORPORATION
PART 1. Item 4.
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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the first quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to an agreement with the OTS effective May 2010, the Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or its common stock) or any other capital distributions, or purchase, repurchase, or redeem, or commit to purchase, repurchase or redeem any equity stock without the prior non-objection of the OTS.

Item 6.	Exhibits.
See Exhibit Index at page 63 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: May 16, 2011	By:	/s/ Eloise L. Mackus
Eloise L. Mackus, Esq.
Chief Executive Officer, General Counsel and Corporate Secretary

Dated: May 16, 2011	By:	/s/ Therese Ann Liutkus
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