Form 10-Q
period 2011-06-30
CENTRAL FEDERAL CORP
filed 2011-08-12
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2011, there were 4,127,798 shares of the registrant’s Common Stock outstanding.

FORM 10-Q
QUARTER ENDED JUNE 30, 2011
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2011(unaudited) and December 31, 2010	3

Consolidated Statements of Operations for the three and six months ended June 30, 2011 and 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	42

Item 4. Controls and Procedures	69

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	70

Item 6. Exhibits	70

Signatures	71

Exhibit 11.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CENTRAL FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$60,436	$34,275
Securities available for sale	27,333	28,798
Loans held for sale	1,810	1,953
Loans, net of allowance of $8,050 and $9,758	171,482	190,767
FHLB stock	1,942	1,942
Loan servicing rights	47	57
Foreclosed assets, net	2,370	4,509
Premises and equipment, net	5,851	6,016
Assets held for sale	—	535
Other intangible assets	109	129
Bank owned life insurance	4,208	4,143
Accrued interest receivable and other assets	2,202	2,108

	$277,790	$275,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$19,638	$20,392
Interest bearing	218,585	206,989

Total deposits	238,223	227,381
Long-term FHLB advances	18,742	23,942
Advances by borrowers for taxes and insurance	79	213
Accrued interest payable and other liabilities	3,309	2,552
Subordinated debentures	5,155	5,155

Total liabilities	265,508	259,243

Stockholders’ equity
Preferred stock, Series A, $.01 par value; aggregate liquidation value $7,501 in 2011, $7,225 in 2010 1,000,000 shares authorized; 7,225 shares issued	7,094	7,069
Common stock, $.01 par value, shares authorized; 12,000,000 shares issued; 4,686,331 in 2011 and 2010	47	47
Common stock warrant	217	217
Additional paid-in capital	27,567	27,542
Accumulated deficit	(20,154)	(16,313)
Accumulated other comprehensive income	756	672
Treasury stock, at cost; 558,533 shares	(3,245)	(3,245)

Total stockholders’ equity	12,282	15,989

	$277,790	$275,232

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$2,350	$3,074	$4,792	$6,220
Securities	156	172	311	368
FHLB stock dividends	21	21	43	43
Federal funds sold and other	41	15	71	23

	2,568	3,282	5,217	6,654
Interest expense
Deposits	750	890	1,452	1,809
Long-term FHLB advances and other debt	141	170	308	354
Subordinated debentures	42	41	83	81

	933	1,101	1,843	2,244

Net interest income	1,635	2,181	3,374	4,410

Provision for loan losses	432	5,938	1,851	6,686

Net interest income (loss) after provision for loan losses	1,203	(3,757)	1,523	(2,276)

Noninterest income
Service charges on deposit accounts	69	74	130	144
Net gains on sales of loans	24	181	64	331
Loan servicing fees, net	4	2	12	10
Net gain on sales of securities	—	—	—	240
Earnings on bank owned life insurance	33	33	65	66
Other	12	3	27	12

	142	293	298	803

Noninterest expense
Salaries and employee benefits	1,033	1,060	2,074	2,113
Occupancy and equipment	69	45	154	113
Data processing	145	164	289	319
Franchise taxes	64	85	130	178
Professional fees	258	272	559	478
Director fees	45	26	91	52
Postage, printing and supplies	39	43	87	102
Advertising and promotion	14	27	24	55
Telephone	18	27	40	51
Loan expenses	20	16	30	43
Foreclosed assets, net	1,152	1	1,185	1
Depreciation	104	133	218	264
FDIC Premiums	175	101	350	250
Amortization of intangibles	10	10	20	20
OTS assessment	38	23	75	45
Other	78	66	126	121

	3,262	2,099	5,452	4,205

Loss before income taxes	(1,917)	(5,563)	(3,631)	(5,678)

Income tax benefit	—	(10)	—	(30)

Net loss	(1,917)	(5,553)	(3,631)	(5,648)
Preferred stock dividends and accretion of discount on preferred stock	(106)	(102)	(210)	(204)

Net loss attributable to common stockholders	$(2,023)	$(5,655)	$(3,841)	$(5,852)

Loss per common share:
Basic	$(0.49)	$(1.38)	$(0.93)	$(1.43)
Diluted	$(0.49)	$(1.38)	$(0.93)	$(1.43)
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2011	$7,069	$47	$217	$27,542	$(16,313)	$672	$(3,245)	$15,989

Comprehensive loss:
Net loss					(3,631)			(3,631)
Change in unrealized gain (loss) on securities available for sale						84		84

Total comprehensive loss								(3,547)

Accretion of discount on preferred stock	25				(25)			—
Release of 6,134 stock-based incentive plan shares, net of forfeitures				16				16
Stock option expense, net of forfeitures				9				9
Preferred stock dividends					(185)			(185)

Balance at June 30, 2011	$7,094	$47	$217	$27,567	$(20,154)	$756	$(3,245)	$12,282

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2010	$7,021	$47	$217	$27,517	$(9,034)	$704	$(3,245)	$23,227

Comprehensive loss:
Net loss					(5,648)			(5,648)
Change in unrealized gain (loss) on securities available for sale						(205)		(205)

Total comprehensive loss								(5,853)

Accretion of discount on preferred stock	24				(24)			—
Release of (2,277) stock-based incentive plan shares, net of forfeitures				(7)				(7)
Tax effect from vesting of stock-based incentive plan shares				(30)				(30)
Stock option expense, net of forfeitures				(4)				(4)
Preferred stock dividends					(181)			(181)

Balance at June 30, 2010	$7,045	$47	$217	$27,476	$(14,887)	$499	$(3,245)	$17,152

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six months ended June 30,
	2011	2010

Net loss	$(3,631)	$(5,648)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	1,851	6,686
Valuation allowance on foreclosed assets	1,139	—
Valuation (gain) loss on mortgage servicing rights	(3)	1
Depreciation	218	264
Amortization, net	367	135
Net realized gain on sales of securities	—	(240)
Originations of loans held for sale	(18,927)	(34,973)
Proceeds from sale of loans held for sale	19,133	32,782
Net gain on sale of loans	(64)	(331)
Loss on sale of assets held for sale	2	—
Stock-based compensation expense	25	(11)
Change in deferred income taxes (net of change in valuation allowance)	—	(30)
Net change in:
Bank owned life insurance	(65)	(66)
Accrued interest receivable and other assets	(94)	(301)
Accrued interest payable and other liabilities	572	445

Net cash from operating activities	523	(1,287)

Cash flows from investing activities
Available-for-sale securities:
Sales	—	9,031
Maturities, prepayments and calls	4,737	2,556
Purchases	(3,491)	(14,737)
Loan originations and payments, net	17,445	3,830
Proceeds from sale of portfolio loans	—	4,302
Additions to premises and equipment	(53)	(45)
Proceeds from the sale of assets held for sale	533	—
Proceeds from the sale of foreclosed assets	1,000	—

Net cash from investing activities	20,171	4,937

Cash flows from financing activities
Net change in deposits	10,801	15,142
Net change in short-term borrowings from the FHLB and other debt	—	(2,065)
Repayments on long-term FHLB advances and other debt	(5,200)	(6,000)
Net change in advances by borrowers for taxes and insurance	(134)	(113)
Cash dividends paid on preferred stock	—	(181)

Net cash from financing activities	5,467	6,783

Net change in cash and cash equivalents	26,161	10,433

Beginning cash and cash equivalents	34,275	2,973

Ending cash and cash equivalents	$60,436	$13,406

Supplemental cash flow information:
Interest paid	$1,727	$2,186

Supplemental noncash disclosures:
Transfers from loans to foreclosed assets	$—	$2,348
Loans transferred from portfolio to held for sale	—	5,772
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation:
The consolidated financial statements include Central Federal Corporation (the Holding Company) and its wholly owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC, together with the Holding Company referred to as “the Company.” The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles (GAAP). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.
In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2011 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2010 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2010. The Company has consistently followed those policies in preparing this Form 10-Q.
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

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Basic
Net loss	$(1,917)	$(5,553)	$(3,631)	$(5,648)
Less: Preferred dividends and accretion of discount on preferred stock	(106)	(102)	(210)	(204)
Less: Net loss allocated to unvested share-based payment awards	13	3	25	4

Net loss allocated to common stockholders	$(2,010)	$(5,652)	(3,816)	$(5,848)

Weighted average common shares outstanding	4,101,331	4,095,993	4,099,807	4,095,607

Basic loss per common share	$(0.49)	$(1.38)	$(0.93)	$(1.43)

Diluted
Net loss allocated to common stockholders	$(2,010)	$(5,652)	$(3,816)	$(5,848)

Weighted average common shares outstanding for basic loss per common share	4,101,331	4,095,993	4,099,807	4,095,607
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—	—	—

Average shares and dilutive potential common shares	4,101,331	4,095,993	4,099,807	4,095,607

Diluted loss per common share	$(0.49)	$(1.38)	$(0.93)	$(1.43)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company reported a net loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Stock options	223,780	278,565	223,780	292,030
Stock warrant	336,568	336,568	336,568	336,568
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In April 2011, the FASB issued ASU No. 2011-02 to Receivables (ASC 310), A Creditors’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU provides guidance and clarification in evaluating whether a restructuring constitutes a troubled debt restructuring, including a creditor’s evaluation of whether it has granted a concession, and also whether the debtor is experiencing financial difficulties. Further, this ASU states that a restructuring of a debt constitutes a troubled debt restructuring if the creditor, for economic or legal reasons related to the debtors financial difficulties, grants a concession to the debtor that it would not otherwise consider, and the concession is granted by the creditor in an attempt to protect as much of its investment as possible. The amendments in this update are effective for the first interim or annual reporting period beginning on or after June 15, 2011 and are to be applied retrospectively to the beginning of the annual period of adoption. Management is currently reviewing the guidance to determine the impact, if any, to the Company’s consolidated financial statements.
In May 2011, the FASB issued ASU No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements is U.S. GAAP and IFRSs. This ASU changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this update include clarifying the Board’s intent about the application of existing fair value measurement and disclosure requirements, and changing particular principles or requirements for measuring fair value for disclosing information about fair value measurement. The amendments in this update are effective for interim and annual periods beginning after December 15, 2011 and are to be applied prospectively. Early adoption is not permitted. The adoption of the disclosure provisions of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05 to Comprehensive Income (ASC 220), Presentation of Comprehensive Income. This ASU is designed to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This ASU requires an entity to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and comprehensive income are presented. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. Early adoption is permitted, because compliance with the amendments is already permitted. The adoption of the disclosure provisions of the ASU is not expected to have a material impact on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,679	$226	$—	$1,905
Collateralized mortgage obligations	24,898	565	35	25,428

Total	$26,577	$791	$35	$27,333

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,884	$223	$—	$2,107
Collateralized mortgage obligations	26,242	463	14	26,691

Total	$28,126	$686	$14	$28,798

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2011 or December 31, 2010.
The proceeds from sales and calls of securities and the associated gains for the six months ended June 30, 2010 are listed below. There were no proceeds from sales or calls of securities during the three or six months ended June 30, 2011 or the three months ended June 30, 2010.

Six Months
ended June 30,
2010
Proceeds	$9,031
Gross gains	240
Gross losses	—
The tax expense related to the gains was $82 for the six months ended June 30, 2010.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
At June 30, 2011 and December 31, 2010, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which do not have a single maturity date, totaled $26,577 and $27,333 at June 30, 2011, respectively, and $28,126 and $28,798 at December 31, 2010, respectively.
Fair value of securities pledged was as follows:

	June 30,	December 31,
	2011	2010
Pledged as collateral for:
FHLB advances	$9,758	$10,657
Public deposits	3,873	4,210
Customer repurchase agreements	5,492	2,465
Interest-rate swaps	1,352	1,589

Total	$20,475	$18,921

At June 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes securities with unrealized losses at June 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position.
June 30, 2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	$3,455	$35	$—	$—	$3,455	$35

Total temporarily impaired	$3,455	$35	$—	$—	$3,455	$35

December 31, 2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	$2,091	$14	$—	$—	$2,091	$14

Total temporarily impaired	$2,091	$14	$—	$—	$2,091	$14

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
The unrealized loss at June 30, 2011 is related to two Ginnie Mae collateralized mortgage obligations, and the unrealized loss at December 31, 2010 is related to one Ginnie Mae collateralized mortgage obligation. These securities carry the full faith and credit guarantee of the U.S. government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS
The following table presents the recorded investment in loans by portfolio segment. The recorded investment in loans includes the principal balance outstanding, adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	June 30,	December 31,
	2011	2010

Commercial	$33,027	$38,194
Real estate:
Single-family residential	21,481	23,273
Multi-family residential	32,541	35,308
Commercial	75,028	80,725
Construction	—	4,919
Consumer:
Home equity lines of credit	16,072	16,316
Other	1,383	1,790

Subtotal	179,532	200,525
Less: Allowance for loan losses (ALLL)	(8,050)	(9,758)

Loans, net	$171,482	$190,767

Construction loans consisted of $2,324 in single-family residential loans and $2,595 in commercial real estate loans at December 31, 2010. There were no construction loans at June 30, 2011.

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
The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011
		Real Estate				Consumer
						Home
						equity lines
	Commercial	Single-family	Multi-family	Commercial	Construction	of credit	Other	Total

Beginning balance	$3,141	$233	$1,939	$3,848	$34	$201	$21	$9,417
Provision for loan losses	240	14	693	(488)	(34)	16	(9)	432
Charge-offs	(640)	(7)	(450)	(850)	—	—	—	(1,947)
Recoveries	—	2	1	122	—	3	7	135
Reclass of ALLL on loan-related commitments (1)	13	—	—	—	—	—	—	13

Ending balance	$2,754	$242	$2,183	$2,632	$—	$220	$19	$8,050

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)

	Six months ended June 30, 2011
		Real Estate				Consumer
						Home
						equity lines
	Commercial	Single-family	Multi-family	Commercial	Construction	of credit	Other	Total

Beginning balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758
Provision for loan losses	1,945	11	911	(860)	(74)	(88)	6	1,851
Charge-offs	(1,140)	(14)	(1,250)	(1,350)	—	—	(18)	(3,772)
Recoveries	71	4	2	123	—	5	9	214
Reclass of ALLL on loan-related commitments (1)	(1)	—	—	—	—	—	—	(1)

Ending balance	$2,754	$242	$2,183	$2,632	$—	$220	$19	$8,050

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet.
Activity in the ALLL for the three and six months ended June 30, 2010 was as follows:

	Three months ended	Six months ended
	June 30,	June 30,
	2010	2010

Beginning balance	$7,396	$7,090
Provision for loan losses	5,938	6,686
Charge-offs	(3,290)	(3,813)
Recoveries	18	111
Reclass of ALLL on loan-related commitments (1)	12	—

Ending balance	$10,074	$10,074

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2011:

		Real Estate				Consumer
						Home
						equity lines
	Commercial	Single-family	Multi-family	Commercial	Construction	of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$189	$—	$782	$369	$—	$—	$—	$1,340
Collectively evaluated for impairment	2,565	242	1,401	2,263	—	220	19	6,710

Total ending allowance balance	$2,754	$242	$2,183	$2,632	$—	$220	$19	$8,050

Loans:
Individually evaluated for impairment	$722	$—	$3,070	$2,864	$—	$135	$—	$6,791
Collectively evaluated for impairment	32,305	21,481	29,471	72,164	—	15,937	1,383	172,741

Total ending loan balance	$33,027	$21,481	$32,541	$75,028	$—	$16,072	$1,383	$179,532

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2010:

		Real Estate				Consumer
						Home
						equity lines
	Commercial	Single-family	Multi-family	Commercial	Construction	of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$332	$—	$1,296	$1,276	$—	$—	$—	$2,904
Collectively evaluated for impairment	1,547	241	1,224	3,443	74	303	22	6,854

Total ending allowance balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758

Loans:
Individually evaluated for impairment	$2,223	$142	$3,985	$4,250	$—	$138	$—	$10,738
Collectively evaluated for impairment	35,971	23,131	31,323	76,475	4,919	16,178	1,790	189,787

Total ending loan balance	$38,194	$23,273	$35,308	$80,725	$4,919	$16,316	$1,790	$200,525

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents loans individually evaluated for impairment by class of loans at June 30, 2011. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. There was no cash-basis interest income recognized during the three and six months ended June 30, 2011.

	As of June 30, 2011			Three months ended June 30, 2011		Six months ended June 30,2011
	Unpaid Principal	Recorded	ALLL	Average Recorded	Interest Income	Average Recorded	Interest Income
	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$285	$235	$—	$154	$—	$149	$—
Real estate:
Single-family residential	—	—	—	—	—	47	—
Commercial:
Non-owner occupied	75	75	—	75	—	76	—
Land	804	688	—	686	11	690	21
Consumer:
Home equity lines of credit:
Originated for portfolio	135	135	—	136	—	136	—

Total with no allowance recorded	1,299	1,133	—	1,051	11	1,098	21

With an allowance recorded:
Commercial	1,777	487	189	1,112	—	1,487	—
Real estate:
Multi-family residential	4,320	3,070	782	3,147	—	3,433	—
Commercial:
Non-owner occupied	2,507	1,050	80	1,623	—	1,938	—
Owner occupied	1,051	1,051	289	1,051	—	1,051	—

Total with an allowance recorded	9,655	5,658	1,340	6,933	—	7,909	—

Total	$10,954	$6,791	$1,340	$7,984	$11	$9,007	$21

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal	Recorded
	Balance	Investment	ALLL Allocated
With no related allowance recorded:
Commercial	$937	$587	$—
Real estate:
Single-family residential	461	142	—
Commercial:
Owner occupied	78	78	—
Land	695	700	—
Consumer:
Home equity lines of credit:
Originated for portfolio	138	138	—

Total with no allowance recorded	2,309	1,645	—

With an allowance recorded:
Commercial	2,035	1,636	332
Real estate:
Multi-family residential	3,996	3,985	1,296
Commercial:
Non-owner occupied	2,551	2,419	1,244
Owner occupied	1,055	1,053	32

Total with an allowance recorded	9,637	9,093	2,904

Total	$11,946	$10,738	$2,904

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2010	2010

Average of individually impaired loans during the period	$10,932	$12,062
Interest income recognized during impairment	12	15
Cash-basis interest income recognized	—	—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the recorded investment in nonaccrual loans by class of loans:

	June 30, 2011	December 31, 2010

Loans past due over 90 days still on accrual:
Real estate:
Commercial:
Non-owner occupied	$343	$—
Nonaccrual loans:
Commercial	571	2,084
Real estate:
Single-family residential	708	266
Multi-family residential	3,070	3,986
Commercial:
Non-owner occupied	1,125	2,419
Owner occupied	1,051	1,131
Consumer:
Home equity lines of credit:
Originated for portfolio	135	161
Purchased for portfolio	149	—
Other consumer	—	10

Total nonaccrual loans	6,809	10,057

Total nonperforming loans	$7,152	$10,057

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at December 31, 2010.
The following table presents the aging of the recorded investment in past due loans as of June 30, 2011 by class of loans:

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past	Nonaccrual Loans
	Past Due	Past Due	Days Past Due	Total Past Due	Due	Not Past Due

Commercial	$—	$—	$84	$84	$32,943	$487
Real estate:
Single-family residential	—	338	524	862	20,619	—
Multi-family residential	—	—	2,735	2,735	29,806	335
Commercial:
Non-owner occupied	598	55	1,393	2,046	36,369	75
Owner occupied	—	—	1,051	1,051	29,927	—
Land	—	—	—	—	5,635	—
Consumer:
Home equity lines of credit:
Originated for portfolio	135	—	—	135	12,682	—
Purchased for portfolio	28	74	149	251	3,004	—
Other	41	31	—	72	1,311	—

Total	$802	$498	$5,936	$7,236	$172,296	$897

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
Nonaccrual troubled debt restructurings were as follows:

	June 30, 2011	December 31, 2010
Commercial	$223	$1,597
Real estate:
Single-family residential	—	142
Multi-family residential	2,294	2,744

Total	$2,517	$4,483

The Company allocated $541 and $714 of specific reserves to loans whose terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010, respectively. The Company has not committed to lend additional amounts as of June 30, 2011 or December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.
Nonaccrual loans at both June 30, 2011 and December 31, 2010, do not include $839 in troubled debt restructurings where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in impaired loan totals.

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
Loans not meeting the criteria to be classified into one of the above categories are considered to be pass-rated loans. Loans listed as not rated are primarily groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. The recorded investment in loans by risk category and by class of loans as of June 30, 2011 and based on the most recent analysis performed follows. There were no loans rated doubtful at June 30, 2011.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$520	$24,955	$3,482	$4,070	$33,027
Real estate:
Single-family residential	20,773	—	—	708	21,481
Multi-family residential	—	19,513	4,580	8,448	32,541
Commercial:
Non-owner occupied	393	26,776	3,813	7,433	38,415
Owner occupied	—	24,017	4,425	2,536	30,978
Land	961	1,232	—	3,442	5,635
Consumer:
Home equity lines of credit:
Originated for portfolio	12,682	—	—	135	12,817
Purchased for portfolio	2,307	—	799	149	3,255
Other	1,383	—	—	—	1,383

	$39,019	$96,493	$17,099	$26,921	$179,532

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

Management’s loan review process includes the identification of substandard loans where accrual of interest continues because the loans are under 90 days delinquent and/or the loans are well secured, a complete documentation review had been performed, and the loans are in the active process of being collected, but the loans exhibit some type of weakness that could lead to nonaccrual status in the future. At June 30, 2011, in addition to the nonperforming loans discussed previously, eleven commercial loans totaling $3,499, five multi-family residential real estate loans totaling $5,378 and sixteen commercial real estate loans totaling $10,892 were classified as substandard. At June 30, 2011, one of these loans, totaling $598 was less than 90 days delinquent and the remaining loans were current. At December 31, 2010, in addition to the nonperforming loans discussed previously, nine commercial loans totaling $3,250, six multi-family residential real estate loans totaling $5,781 and eight commercial real estate loans totaling $9,514 were classified as substandard. One of these loans, totaling $1,183 was delinquent at December 31, 2010 and the remaining loans were current.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FORECLOSED ASSETS

	June 30, 2011	December 31, 2010
Commercial	$—	$1,000
Commercial real estate	3,509	3,509

Subtotal	3,509	4,509
Valuation allowance	(1,139)	—

Total	$2,370	$4,509

Foreclosed assets at June 30, 2011 and December 31, 2010 included three commercial real estate properties, while foreclosed assets at December 31, 2010 also included inventory related to a commercial loan. During the three and six months ended June 30, 2011, a $1,139 valuation allowance was established on one of the commercial real estate properties, undeveloped commercial real estate located in Columbus, Ohio, due to a decline in real estate values. A $1,139 charge resulting from this valuation allowance is included in foreclosed assets expense in the consolidated statement of operations.

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
Loans held for sale: Loans held for sale are carried at fair value as determined by outstanding commitments from third party investors (Level 2).
Foreclosed assets: Nonrecurring adjustments to certain commercial real estate properties classified as foreclosed assets are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

Fair Value
Measurements at
June 30, 2011
Using Significant Other
Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,905
Collateralized mortgage obligations	25,428

Total securities available for sale	$27,333

Loans held for sale	$1,810

Yield maintenance provisions (embedded derivatives)	$854

Interest rate lock commitments	$25

Financial Liabilities:
Interest-rate swaps	$854

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
No assets or liabilities measured at fair value on a recurring basis were measured using Level 1 or Level 3 inputs at June 30, 2011 or December 31, 2010.
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2011 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$10

Impaired loans:
Commercial		$382
Real Estate:
Multi-family residential		2,288
Commercial:
Non-owner occupied		969
Owner occupied		762
Land		246

Total impaired loans		$4,647

Foreclosed assets:
Commercial real estate: land		$1,209

	Fair Value Measurements at December 31, 2010 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$17

Impaired loans:
Commercial		$1,591
Real estate:
Single-family residential		142
Multi-family residential		2,690
Commercial:
Non-owner occupied		1,176
Owner occupied		1,020

Total impaired loans		$6,619

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
At June 30, 2011 and December 31, 2010, the Company had no assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 inputs.
Impaired loan servicing rights, which are carried at fair value, were carried at $10, which was made up of the amortized cost of $12, net of a valuation allowance of $2 at June 30, 2011. At December 31, 2010, impaired loan servicing rights were carried at $17, which was made up of the amortized cost of $22, net of a valuation allowance of $5. There was a $1 increase in earnings with respect to servicing rights for the three months ended June 30, 2011, and a $3 increase in earnings for the six months ended June 30, 2011. There was a $1 charge against earnings with respect to servicing rights for the three and six months ended June 30, 2010.
Impaired loans carried at the fair value of the collateral for collateral dependent loans, had a recorded investment of $5,987, with a valuation allowance of $1,340, resulting in a $1,593 reduction in the valuation allowance for the quarter ended June 30, 2011, and a $1,558 reduction for the six months ended June 30, 2011. Impaired loans carried at the fair value of collateral had a recorded investment of $9,517 with a valuation allowance of $2,898 at December 31, 2010. For the quarter ended June 30, 2010 there was a reduction in the valuation allowance of $785, and an additional provision of $765 recorded for impairment charges for the six months ended June 30, 2010.
Foreclosed assets which are carried at fair value less costs to sell, were carried at $1,209, which was made up of the outstanding balance of $2,348, net of a valuation allowance of $1,139 at June 30, 2011, resulting in a charge of $1,139 for the three and six months ended June 30, 2011. There were no foreclosed assets measured at fair value in the prior year period.
During the six months ended June 30, 2011, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.
The carrying amounts and estimated fair values of financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$60,436	$60,436	$34,275	$34,275
Securities available for sale	27,333	27,333	28,798	28,798
Loans held for sale	1,810	1,810	1,953	1,953
Loans, net	171,482	175,769	190,767	194,970
FHLB stock	1,942	n/a	1,942	n/a
Accrued interest receivable	117	117	119	119
Yield maintenance provisions (embedded derivatives)	854	854	686	686
Interest rate lock commitments	25	25	41	41

Financial liabilities
Deposits	$(238,223)	$(240,474)	$(227,381)	$(228,859)
FHLB advances	(18,742)	(19,379)	(23,942)	(24,656)
Subordinated debentures	(5,155)	(2,662)	(5,155)	(2,653)
Accrued interest payable	(307)	(307)	(191)	(191)
Interest-rate swaps	(854)	(854)	(686)	(686)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
The methods and assumptions used to estimate fair value are described as follows.
Carrying amount is the estimated fair value for cash and cash equivalents, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. Fair value of loans held for sale is based on binding quotes from third party investors. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank (FHLB) advances and other borrowings are based on current rates for similar financing. Fair value of subordinated debentures is based on discounted cash flows using current market rates for similar debt. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The method for determining the fair values for derivatives (interest-rate swaps, interest rate lock commitments and yield maintenance provisions) was described previously. The fair value of off-balance sheet items is not considered material.
NOTE 6 —FHLB ADVANCES
Advances from the FHLB were as follows:

		June 30,	December 31,
	Rate	2011	2010
Fixed-rate advances:
Maturing March 2011	1.90%	$—	$2,200
Maturing April 2011	2.88%	—	3,000
Maturing July 2011	3.85%	3,000	3,000
Maturing April 2012	2.30%	5,000	5,000
Maturing June 2012	2.05%	742	742
Maturing January 2014	3.12%	5,000	5,000
Maturing May 2014	3.06%	5,000	5,000

Total		$18,742	$23,942

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.
The advances were collateralized as follows:

	June 30,	December 31,
	2011	2010

First mortgage loans under a blanket lien arrangement	$11,972	$14,922
Multi-family mortgage loans	6,116	10,670
Commercial real estate loans	3,368	1,985
Securities	9,758	10,657
Cash	800	800

Total	$32,014	$39,034

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 — FHLB ADVANCES (continued)
Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $22,443 from the FHLB at June 30, 2011. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year.
Payment information
Payments over the next five years are as follows:

June 30, 2012	$8,742
June 30, 2014	10,000

Total	$18,742

NOTE 7 — OTHER BORROWINGS
There were no outstanding borrowings with the Federal Reserve Bank (FRB) at June 30, 2011 or at December 31, 2010.
Assets pledged as collateral with the FRB were as follows:

	June 30, 2011	December 31, 2010
Commercial loans	$10,356	$13,131
Commercial real estate loans	22,356	26,214

	$32,712	39,345

Based on the collateral pledged, CFBank was eligible to borrow up to $19,938 from the FRB at June 30, 2011. The decline in the pledged loan balances at June 30, 2011 was related to a decline in eligible loans due to principal reductions, payoffs and credit downgrades compared to December 31, 2010. In April 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50bp higher.
CFBank had a line of credit with one commercial bank, totaling $3.0 million at December 31, 2010, which was terminated by the commercial bank in March 2011 due to CFBank’s financial performance. At December 31, 2010 and at termination, there was no outstanding balance on this line of credit.

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
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 30, 2033. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture. There are no required principal payments on the subordinated debentures over the next five years. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly payment due on December 31, 2010 in order to preserve cash at the Holding Company. As of June 30, 2011, three quarterly interest payments had been deferred. Cumulative deferred interest payments totaled $124 at June 30, 2011 and $40 at December 31, 2010.
The trust preferred securities and subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.16% at June 30, 2011 and 3.15% at December 31, 2010.
Pursuant to the Holding Company Order, as defined in Note 12 — Regulatory Matters, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that was charged against income for those Plans totaled $12 and $25, respectively, for the three and six months ended June 30, 2011. Total compensation cost that was credited to income for those Plans was $21 and $11, respectively, for the three and six months ended June 30, 2010. Compensation cost resulted in a credit to income for the three and six months ended June 30, 2010 due to forfeitures of previous stock option grants and restricted stock awards in excess of the cost of those earned during the periods. The total income tax (expense) benefit was $3 and $5, respectively, for the three and six months ended June 30, 2011, and ($5) and ($2), respectively, for the three and six months ended June 30, 2010.
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
Stock Options
The Plans permit the grant of stock options to directors, officers and employees for up to 1,693,887 shares of common stock, net of restricted stock awards. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years and are exercisable for ten years from the date of grant.
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
The fair value of the options granted during the six months ended June 30, 2011 was determined using the following weighted-average assumptions as of the grant dates.

Six months ended
June 30,
2011

Risk-free interest rate	2.98%
Expected term (years)	7
Expected stock price volatility	46%
Dividend yield	1.41%
There were no shares granted during the three months ended June 30, 2011 or 2010, or the six months ended June 30, 2010.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the six months ended June 30, 2011 follows:

			Weighted Average
		Weighted	Remaining
		Average Exercise	Contractual Term
	Shares	Price	(Years)	Intrinsic Value

Outstanding at beginning of year	269,776	$6.04
Granted	6,300	1.70
Exercised	—	—
Expired	—	—
Cancelled or Forfeited	(52,296)	10.65

Outstanding at end of year	223,780	$4.84	6.9	$—

Expected to vest	99,420	$1.18	8.2	$—

Exercisable at end of period	124,360	$7.76	5.2	$—

During the six months ended June 30, 2011, there were 52,296 stock options canceled or forfeited. Previously recognized expense associated with nonvested forfeited shares is reversed.
Information related to the Plans during the three and six months ended June 30, 2011 and 2010 follows. There were no stock options exercised during the three or six months ended June 30, 2011 or 2010.

Six months ended
June 30,
2011

Weighted average fair value of options granted	$0.75
As of June 30, 2011, there was $16 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.6 years. Substantially all of the 99,420 nonvested stock options at June 30, 2011 are expected to vest.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to three years. There were 1,151,158 shares available to be issued, net of option awards under the Plans at June 30, 2011. There were no shares issued during the six months ended June 30, 2011.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2011 follows:

		Weighted
		Average Grant-
	Shares	Date Fair Value

Nonvested at January 1, 2011	38,418	$1.54
Granted	—	—
Vested	(12,418)	1.95
Forfeited	—	—

Nonvested at June 30, 2011	26,000	$1.35

As of June 30, 2011, there was $21 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the three and six months ended June 30, 2011 was $8 and $12, respectively. The total fair value of shares vested during the three and six months ended June 30, 2010 was $5 and $24, respectively.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 10 — PREFERRED STOCK
On December 5, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, the Company issued to Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock) for $7,225. The Preferred Stock initially pays quarterly dividends at a five percent annual rate, which increases to nine percent after February 14, 2014, on a liquidation preference of $1,000 per share.
The Preferred Stock has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of Preferred Stock have no voting rights. If any quarterly dividend payable on the Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders will be entitled to vote for the election of two additional directors. These voting rights terminate when the Company has paid the dividends in full. The Holding Company’s Board of Directors elected to defer the dividends beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. As of June 30, 2011, three quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $276 at June 30, 2011 and $90 at December 31, 2010. Although deferred, the dividends have been accrued with an offsetting charge to accumulated deficit.
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
Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or its common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the Board of Governors of the Federal Reserve System.
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
On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Board of Governors of the Federal Reserve System replaced the OTS as the primary regulator of the Holding Company and the Comptroller of the Currency replaced the OTS as the primary regulator of CFBank.
The Holding Company’s Order requires it, among other things, to: (i) submit by June 30, 2011 a capital plan to regulators that establishes a minimum tangible capital ratio commensurate with the Holding Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Holding Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Holding Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (v) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators.
CFBank’s Order requires it, among other things, to: (i) have by September 30, 2011, and maintain thereafter, 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by June 30, 2011 a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) submit a contingency plan providing for a merger or voluntary dissolution of CFBank if capital does not reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans without regulatory approval; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth to net interest credited on deposit liabilities absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; and (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the Federal Deposit Insurance Corporation (FDIC) limits on brokered deposits. As a result of the CFBank Order, CFBank is considered “adequately capitalized” for regulatory purposes.
The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators.
Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval. The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the Certificate of Deposit Account Registry Service® (CDARS) program and significantly impacts our liquidity management. CFBank has sought FDIC approval to renew maturing deposits in the CDARS program but has not yet received a response to the request. As a result of the losses in 2009, 2010 and the first quarter of 2011, management had been concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively in 2011, prior to receipt of the

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)
CFBank Order, to build on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity. At June 30, 2011, CFBank had $63.5 million in brokered deposits with maturity dates from July 2011 through August 2016. At June 30, 2011, cash and unpledged securities totaled $66.5 million, which was sufficient to cover all brokered deposit maturities.
Management believes that the Holding Company and CFBank are each in compliance with all requirements of their respective Orders that are required to date.
The Company announced the terms of a proposed registered common stock offering of up to $30.0 million, consisting of a $25.0 million rights offering and a $5.0 million offering to a group of standby purchasers on August 9, 2011. Under the terms of the rights offering, all record holders of the Company’s common stock as of a date to be determined will receive, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right will entitle the holder of the right to purchase a to-be-determined number of shares of Company common stock at a subscription price of $1.00 per share. The rights offering will commence as soon as practicable after the filing with and review by the SEC of the registration statement relating to the offering. Any shares not subscribed for in the rights offering may be offered in a public offering. In addition, for each four shares of common stock purchased, purchasers will receive, at no charge, one warrant to purchase one additional share of common stock at a purchase price of $1.00 per share. The warrants will be exercisable for three years. The Company has separately entered into a series of standby purchase agreements with a group of investors led by Timothy O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements the standby purchasers will acquire 5.0 million shares of Company common stock at a price of $1.00 per share and receive warrants with the same terms and conditions as all purchasers in the rights offering. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $16.5 million in net proceeds from the rights offering.
Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Prompt Corrective		By Terms Of
	Actual		Adequacy Purposes		Action Regulations		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2011
Total Capital to risk weighted assets	$17,038	10.10%	$13,500	8.00%	$16,876	10.00%	$20,251	12.00%

Tier 1 (Core) Capital to risk weighted assets	14,872	8.81%	6,750	4.00%	10,125	6.00%	N/A	N/A

Tier 1 (Core) Capital to adjusted total assets	14,872	5.40%	11,025	4.00%	13,781	5.00%	22,050	8.00%

Tangible Capital to adjusted total assets	14,872	5.40%	4,134	1.50%	N/A	N/A	N/A	N/A
The CFBank Order requires CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets. CFBank will not be considered well-capitalized as long as it is subject to individual minimum capital requirements.

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
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter. Management believes that this test has been and continues to be met at June 30, 2011.
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
Dividend Restrictions
The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. CFBank must receive regulatory approval prior to any dividend payments. See Note 10 — Preferred Stock for a description of restrictions on the payment of dividends on the Company’s common stock as a result of participation in the TARP Capital Purchase Program and pursuant to the Holding Company Order.
The Holding Company’s available cash at June 30, 2011 is sufficient to cover operating expenses, at their current level, for approximately 1.4 years. The Board of Directors elected to defer scheduled dividend payments related to the Preferred Stock beginning with the November 15, 2010 payment, and the interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments and, pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock without the prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)
As of June 30, 2011, pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving the prior written approval of the Comptroller of the Currency. Future dividend payments by CFBank to the Holding Company would be based on future earnings and the approval of the Comptroller of the Currency. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the current levels of problem assets, the continuing depressed economy, the prohibition on origination nonresidential real estate loans or commercial loans contained in the CFBank Order, the longer periods of time necessary to workout problem assets in the current economy and uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the Board of Directors and management are exploring additional sources of capital and funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 13 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) and related tax effects are as follows for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Change in unrealized holding gains on securities available for sale	$149	$81	$84	$35
Reclassification adjustment for gains realized in income	—	—	—	(240)

Net change in unrealized gains	149	81	84	(205)
Tax effect	—	—	—	—

Net of tax amount	$149	$81	$84	$(205)

The following is a summary of the accumulated other comprehensive income balances net of tax.

	Balance at
	December 31,	Current period	June 30,
	2010	change	2011

Unrealized gains on securities available for sale	$672	$84	$756

NOTE 14 — SUBSEQUENT EVENT
CFBank participates in a multi-employer contributory trusteed pension plan. On August 10, 2011, CFBank was notified by the trustees of the plan that, due to CFBank’s financial performance and the CFBank Order, it will be required to make a contribution or provide a letter of credit in the amount of the funding shortfall plus estimated cost of annuitization of benefits in the plan, which was determined to be $579,000. CFBank intends to provide a letter of credit for this amount. CFBank may be required to make additional contributions or provide additional amounts via an expanded letter of credit if the funding shortfall increases in the future. If CFBank’s financial condition should worsen in the future, the trustee may execute the letter of credit, resulting in a charge to CFBank.

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

•	changes in interest rates that may reduce net interest margin and impact funding sources;

•	our ability to maintain sufficient liquidity to continue to fund our operations;

•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;

•	the possibility of other-than-temporary impairment of securities held in CFBank’s securities portfolio;

•
results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan losses or write-down assets;

•	our ability to meet the requirements of the Holding Company and CFBank Cease and Desist Orders issued by regulators;

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

•
various monetary and fiscal policies and regulations, including those determined by the Federal Reserve Board, the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC);

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
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of online internet banking, mobile banking, remote deposit, corporate cash management and telephone banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. See the section titled “Cease and Desist Orders” for additional information. The majority of our customers are small businesses, small business owners and consumers.
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
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) which could impact the performance of the Company in future periods. The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing, and when appropriate, submitting, comments to the SEC and Financial Accounting Standards Board (FASB) with respect to existing or proposed accounting principles, standards or procedures. Further, the Dodd-Frank Act retained the thrift charter and merged the OTS, the former regulator of CFBank, into the Comptroller of the Currency. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until full implementation is completed.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The significant volatility and disruption in capital, credit and financial markets which began in 2008 continued to have a detrimental effect on our national and local economies in 2011. These effects have included lower real estate values; tightened availability of credit; increased loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; decreased consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; increases in the number of foreclosed assets; declines in the value of our foreclosed assets due to the impact of these conditions on property values; increases in our cost of funds due to increased competition and aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock.
Cease and Desist Orders
On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Act, the Board of Governors of the Federal Reserve System replaced the OTS as the primary regulator of the Holding Company and the Comptroller of the Currency replaced the OTS as the primary regulator of CFBank.
The Holding Company’s Order requires it, among other things, to: (i) submit by June 30, 2011 a capital plan to regulators that establishes a minimum tangible capital ratio commensurate with the Holding Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Holding Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Holding Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (v) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators.
CFBank’s Order requires it, among other things, to: (i) have by September 30, 2011, and maintain thereafter, 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by June 30, 2011 a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) submit a contingency plan providing for a merger or voluntary dissolution of CFBank if capital does not reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans without regulatory approval; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth to net interest credited on deposit liabilities absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; and (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the FDIC limits on brokered deposits.
The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators. The Holding Company and CFBank have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the expected Cease and Desist Orders.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Certain provisions of the Orders that could have a material negative impact on the financial condition and operating results of CFBank and the Holding Company are as follows:
1.
Under regulations, a savings association is considered to be well-capitalized if it has 5% core capital, 6% tier 1 risk-based capital and 10% total risk-based capital, unless regulators impose a higher individualized capital requirement. Because the CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, CFBank is no longer considered well-capitalized under the prompt corrective action regulations and is deemed adequately capitalized so long as it maintains at least 4% core capital, 4% tier 1 risk-based capital and 8% total risk-based capital. At June 30, 2011, CFBank had 5.4% core capital, 8.8% tier 1 risk-based capital and 10.1% total risk-based capital. If CFBank capital falls below the levels to be considered adequately capitalized, it may be subject to substantially more regulatory scrutiny.

2.
Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval and is subject to market rates published by the FDIC when offering deposits to the general public. The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the Certificate of Deposit Account Registry Service® (CDARS) program and significantly impacts our liquidity management. CFBank has sought FDIC approval to renew maturing deposits in the CDARS program but has not yet received a response to the request. As a result of the losses in 2009, 2010 and the first quarter of 2011, management had been concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively in 2011, prior to receipt of the CFBank Order, to build on-balance-sheet liquidity to deal with scheduled brokered deposit maturities, potential retail deposit outflow and potential decreased borrowing capacity from the Federal Home Loan Bank (FHLB) and the Federal Reserve Bank (FRB). At June 30, 2011, CFBank had $63.5 million in brokered deposits with maturity dates from July 2011 through August 2016. At June 30, 2011, cash and unpledged securities totaled $66.5 million, which was sufficient to cover all brokered deposit maturities. In addition, we have the ability to seek wholesale deposits that are not considered brokered deposits. Liquidity could also be significantly impacted by the limitations on rates we can offer on deposits to the general public.

3.
The growth and lending limitations in the CFBank Order limit our ability to make commercial business and property loans, which carry a higher yield than residential and consumer loans. This will negatively impact our ability to improve core earnings.

4.
The Holding Company’s primary source of funds is cash dividends from CFBank, which are prohibited under the CFBank Order without regulatory approval. It is not likely that any dividends will be approved by regulators until CFBank meets its new individual minimum capital requirements under the CFBank Order.

Management believes that the Holding Company and CFBank are each in compliance with all requirements of their respective Orders that are required to date.
The Company announced a proposed common stock offering of up to $30.0 million, consisting of a $25.0 million rights offering and a $5.0 million offering to a group of standby purchasers on August 9, 2011. See the section titled “Financial Condition — Stockholders’ Equity” for additional terms of the stock offering.
Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our consolidated financial statements and related notes.
Financial Condition
General. Assets totaled $277.8 million at June 30, 2011 and increased $2.6 million, or .9%, from $275.2 million at December 31, 2010. The increase was due to a $26.2 million increase in cash and cash equivalents, partially offset by a $19.3 million decrease in net loan balances, and a $2.1 million decrease in foreclosed assets.
Cash and cash equivalents. Cash and cash equivalents totaled $60.4 million at June 30, 2011 and increased $26.2 million, or 76.3%, from $34.3 million at December 31, 2010. The increase in cash and cash equivalents was a result of building on-balance-sheet liquidity. As a result of the losses in 2009, 2010 and the first quarter of 2011, management was concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively, prior to receipt of the CFBank Order in May 2011, to build liquidity to deal with potential retail deposit outflows and potential decreased borrowing capacity from the FHLB and the FRB. The increase in liquidity was primarily due to an $18.7 million increase in certificate of deposit account balances since December 31, 2010. Liquidity was also increased by cash flows from the loan portfolio which were not redeployed into new loan originations. The increase in liquidity had a negative impact on net interest margin.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Securities. Securities available for sale totaled $27.3 million at June 30, 2011, and decreased $1.5 million, or 5.1%, compared to $28.8 million at December 31, 2010 due to scheduled maturities and repayments in excess of purchases during the current year period.
Loans. Net loans totaled $171.5 million at June 30, 2011 and decreased $19.3 million, or 10.1%, from $190.8 million at December 31, 2010. The decrease was primarily due to lower commercial, multi-family residential, commercial real estate and single family residential loan balances and, to a lesser extent, lower consumer loan balances. Commercial, commercial real estate and multi-family loans, including related construction loans, decreased $16.2 million, or 10.3%, and totaled $140.6 million at June 30, 2011. The decrease was primarily in commercial real estate loan balances, including related construction loans, which decreased $8.3 million, or 10.0%, due to principal repayments and payoffs in excess of current year originations and $1.4 million in charge-offs related to two borrowers. Commercial loans decreased by $5.2 million, or 13.5%, due to principal repayments and payoffs in excess of current year originations and $1.1 million in charge-offs related to two borrowers. Multi-family residential loans decreased by $2.8 million primarily related to principal repayments and payoffs in excess of current year originations and $1.3 million in charge-offs related to two borrowers. Single-family residential mortgage loans, including related construction loans, totaled $21.5 million at June 30, 2011 and decreased $4.1 million, or 16.1%, from $25.6 million at December 31, 2010. The decrease in mortgage loans was due to current period principal repayments and payoffs in excess of loans originated for portfolio. Consumer loans totaled $17.5 million at June 30, 2011 and decreased $651,000, or 3.6%, due to repayments of auto loans and home equity lines of credit.
Allowance for loan losses. The ALLL totaled $8.1 million at June 30, 2011 and decreased $1.7 million, or 17.5%, from $9.8 million at December 31, 2010. The decrease in the ALLL was due to a 10.5% decrease in overall loan balances, the charge-off of certain nonperforming loans, a 28.9% decrease in nonperforming loans and an 11.2% decrease in criticized and classified loans during the six months ended June 30, 2011. The ratio of the ALLL to total loans was 4.48% at June 30, 2011, compared to 4.87% at December 31, 2010.
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
The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Commercial, commercial real estate and multi-family residential loans, regardless of size, and all other loans over $500,000 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. Loans for which the terms have been modified to grant concessions, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. If a loan is determined to be impaired, the loan is evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Individually impaired loans totaled $6.8 million at June 30, 2011 and decreased $3.9 million, or 36.8%, from $10.7 million at December 31, 2010. The decrease in individually impaired loans was primarily due to loan charge-offs, which totaled $3.8 million during the six months ended June 30, 2011. The amount of the ALLL specifically allocated to individually impaired loans totaled $1.3 million at June 30, 2011 and $2.9 million at December 31, 2010.
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
Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $2.9 million, or 28.9%, and totaled $7.2 million at June 30, 2011, compared to $10.1 million at December 31, 2010. The decrease in nonperforming loans was primarily due to $3.8 million in loan charge-offs, and, to a lesser extent, loan payments and proceeds from the sale of the underlying collateral of various loans, partially offset by $1.5 million in additional loans that became nonperforming during 2011. The ratio of nonperforming loans to total loans improved to 3.98% at June 30, 2011, compared to 5.02% at December 31, 2010. The following table presents information regarding the number and balance of nonperforming loans at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Number of		Number of
	loans	Balance	loans	Balance
	(Dollars in thousands)
Commercial	4	$571	5	$2,084
Single-family residential real estate	8	708	3	266
Multi-family residential real estate	4	3,070	3	3,986
Commercial real estate	6	2,519	5	3,550
Home equity lines of credit	2	284	2	161
Other consumer loans	—	—	1	10

Total	24	$7,152	19	$10,057

Nonaccrual loans include some loans that were modified and identified as troubled debt restructurings, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could include a reduction in the interest rate, payment extensions, principal forgiveness and other actions intended to maximize collection. Troubled debt restructurings included in nonaccrual loans totaled $2.5 million at June 30, 2011 and $4.5 million at December 31, 2010.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Nonaccual loans at June 30, 2011 and December 31, 2010 do not include $839,000 in troubled debt restructurings where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.
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
Industry information is adjusted based on management’s judgment regarding items specific to CFBank and the current factors discussed previously. The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time. Specifically, industry information is adjusted by comparing the historical payment default rates (CFBank historical default rates and industry estimates of payment default rates) against the current rate of payment default to determine if the current level is high or low compared to historical rates, or rising or falling in light of the current economic outlook. Industry information is adjusted by comparison to CFBank’s historical loss rates, including its one year loss rate, as well as the trend in those loss rates, past due, nonaccrual, criticized and classified loans. This adjustment process is performed for each segment of the portfolio. The following portfolio segments have been identified: commercial loans; single-family mortgage loans; multi-family residential real estate loans; commercial real estate loans; construction loans; home equity lines of credit; and other consumer loans. These individual segments are then further segregated by classes and internal loan risk ratings.
All lending activity involves risks of losses. Certain types of loans, such as option adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending, used option ARM products or made loans with initial teaser rates. Information about junior lien mortgages and high loan-to-value ratio mortgages are set forth below.
Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $2.8 million, or 8.5% of the commercial loan portfolio, at June 30, 2011. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At June 30, 2011, none of the unsecured loans was 30 days or more delinquent.
One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the allowance determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or other valuation methods, including Broker Price Opinions, were used to estimate declines in value for consideration in determining the allowance. Within the real estate loan portfolio, in the aggregate, including single-family, multi-family and commercial real estate, at origination approximately 90% of the portfolio had loan-to-value ratios of 85% or less. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at June 30, 2011; however, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family real estate, may expose the Company to additional losses.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The outstanding principal balance of the purchased home equity lines of credit totaled $3.2 million at June 30, 2011, and $1.8 million, or 54.2%, of the balance is collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to 50% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. There were fifteen loans with an aggregate principal balance outstanding of $1.3 million at June 30, 2011, where the loan balance exceeded the collateral value, generally determined using automated valuation methods, by an aggregate amount of $954,000. One of these loans, with a balance of $149,000, was greater than 90 days delinquent and on nonaccrual status at June 30, 2011. Although the depressed state of the housing market and general economy has continued, we did not experience any write-offs in the purchased portfolio during the six months ended June 30, 2011, compared to four loans totaling $720,000 during the six months ended June 30, 2010. We continue to monitor collateral values and borrower FICO® scores and, when the individual loan situation warrants, have frozen the lines of credit.
Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Credit reviews for these loan types are performed at least annually, and more often for loans with higher credit risk. Loan officers maintain close contact with borrowers between reviews. Adjustments to loan risk ratings are based on the reviews and at any time information is received that may affect risk ratings. Additionally, an independent 3rd party review of commercial, commercial real estate and multi-family residential loans, which was performed annually prior to June 2010, is now performed semi-annually. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of our internal loan risk rating system.
We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Assets designated as special mention, which are considered criticized assets, possess weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date. An asset is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. An asset considered doubtful has all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable. Assets considered loss are uncollectible and have so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.
The level of criticized and classified assets continues to be negatively impacted by the increasing duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. Loans classified as special mention totaled $17.1 million at June 30, 2011, and decreased $3.9 million, or 18.5%, compared to $21.0 million at December 31, 2010. Loans classified as substandard totaled $26.9 million at June 30, 2011, and decreased $1.7 million, or 5.8%, compared to $28.6 million at December 31, 2010. No loans were classified doubtful or loss at either date. The decrease in loans classified as special mention and substandard was due to charge-offs totaling $3.8 million and, to a lesser extent, principal repayments and payoffs since December 31, 2010. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding risk classification of loans.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2011; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Foreclosed assets. Foreclosed assets totaled $2.4 million at June 30, 2011 and decreased $2.1 million, or 47.4%, from $4.5 million at December 30, 2010. The decrease was due to the sale of $1.0 million in inventory from a jewelry manufacturer that had been foreclosed in December 2010, which resulted in no additional loss, and a $1.1 million charge to foreclosed asset expense related to a commercial real estate property as described in further detail below.
Foreclosed assets included $1.2 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively, related to approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. This property was acquired by CFBank through foreclosure due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan. A $982,000 charge-off was recorded when the property was foreclosed in April 2010. During the quarter ended June 30, 2011, a current appraisal was performed on this property evidencing a further decline in value, which resulted in a charge to foreclosed assets expense of $1.1 million. Although the property is listed for sale, current economic conditions negatively impact the market for undeveloped land, and sale of this property in the near future is unlikely.
Foreclosed assets at June 30, 2011 and December 31, 2011 also included $967,000 related to a commercial building near Cleveland, Ohio that is currently 100% occupied. A $201,000 charge-off was recorded when the property was foreclosed in November 2010. CFBank owns a participating interest in this property and the lead bank is currently managing the building operations, including listing and sale of the property. Foreclosed assets at June 30, 2011 and December 31, 2010 also included $194,000 related to a condominium in Akron, Ohio that is currently vacant and listed for sale. A $48,000 charge-off was recorded when the property was foreclosed in October 2010.
There were no assets acquired by CFBank through foreclosure during the six months ended June 30, 2011. The level of foreclosed assets may increase in the future as we continue our workout efforts related to nonperforming and other loans with credit issues.
Deposits. Deposits totaled $238.2 million at June 30, 2011 and increased $10.8 million, or 4.8%, from $227.4 million at December 31, 2010. The increase was primarily due to an $18.7 million increase in certificate of deposit account balances and a $3.6 million increase in interest bearing checking account balances, partially offset by an $11.9 million decrease in money market account balances.
Certificate of deposit account balances increased $18.7 million during the six months ended June 30, 2011 due to a $23.2 million increase in retail deposit accounts, partially offset by a $4.5 million decrease in brokered deposits. Retail certificate of deposit account balances increased primarily due to competitive pricing strategies related to accounts with maturities of two years and longer. The increase in retail certificate of deposit account balances during the six months ended June 30, 2011 increased the weighted average maturity of total certificate of deposit accounts from 16 months at December 31, 2010 to 21 months at June 30, 2011. Due to the low market interest rate environment, we were able to extend these maturities with a small increase in the weighted average cost of certificates of deposit, which increased to 1.72% at June 30, 2011, from 1.70% at December 31, 2010.
CFBank is a participant in the CDARS program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. CDARS balances are considered brokered deposits by regulation. Brokered deposits, including CDARS balances totaled $63.5 million at June 30, 2011, and decreased $4.5 million, or 6.6%, from $68.0 million at December 31, 2010. During the six months ended June 30, 2011 and prior to receipt of the CFBank Order, $9.6 million in brokered deposits were issued with an average life of 39 months at an average cost of 1.46%. The increase in brokered deposits was based on CFBank’s determination to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Customer balances in the CDARS program totaled $20.1 million at June 30, 2011 and decreased $9.1 million, or 31.3%, from $29.2 million at December 31, 2010. Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances. Customer balances in the CDARS program decreased $4.4 million in June 2011 as a result of this prohibition. The remaining decrease, prior to receipt of the CFBank Order, was due to customers seeking higher short-term yields than management was willing to offer in the CDARS program based on CFBank’s asset/liability management strategies. Customer balances in the CDARS program represented 31.6% of total brokered deposits at June 30, 2011 and 42.9% of total brokered deposits at December 31, 2010. We expect customer deposits in the CDARS program to continue to decrease as a result of the prohibition on brokered deposits contained in the CFBank Order. Management has submitted a request for a waiver from the prohibition on renewal of CDARS balances; however, a response from FDIC has not been received to date. There can be no assurance that the request for waiver will be granted by the FDIC.
Money market account balances totaled $44.9 million at June 30, 2011 and decreased $11.9 million, or 21.0%, from $56.8 million at December 31, 2010. The decrease was due to customers seeking higher yields on these short-term funds than management was willing to offer based on asset/liability management strategies.
Long-term FHLB advances. Long-term FHLB advances totaled $18.7 million at June 30, 2011 and decreased $5.2 million, or 21.7%, from $23.9 million at December 31, 2010 due to repayment of maturing advances. The advances were repaid with the increase in deposit balances in accordance with the Company’s liquidity management program in order to maintain borrowing capacity with the FHLB. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year. See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.
Subordinated debentures. Subordinated debentures totaled $5.2 million at June 30, 2011 and December 31, 2010. These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company. The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $124,000 at June 30, 2011 and $40,000 at December 31, 2010. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.
Stockholders’ equity. Stockholders’ equity totaled $12.3 million at June 30, 2011 and decreased $3.7 million, or 23.2%, from $16.0 million at December 31, 2010. The decrease was due to the $3.6 million net loss, $210,000 in preferred stock dividends accrued but not paid and accretion of discount on preferred stock related to the TARP Capital Purchase Program, partially offset by an $84,000 increase in unrealized gains in the securities portfolio.
The Holding Company is a participant in the TARP Capital Purchase Program and issued $7.2 million of preferred stock to Treasury on December 5, 2008. In connection with the issuance of the preferred stock, the Holding Company also issued to Treasury a warrant to purchase 336,568 shares of the Company’s common stock at an exercise price of $3.22 per share. See Note 10 and 11 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding the preferred stock and warrant. The Holding Company’s Board of Directors elected to defer dividend payments on the preferred stock beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. At June 30, 2011, three quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $276,000 at June 30, 2011 and $90,000 at December 31, 2010. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or its common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the Board of Governors of the Federal Reserve System. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
With the capital provided by the TARP Capital Purchase Program, we have continued to make financing available to businesses and consumers in our market areas. Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through June 30, 2011, we have originated or renewed $232.9 million in loans.
The Company announced the terms of a proposed registered common stock offering of up to $30.0 million, consisting of a $25.0 million rights offering and a $5.0 million offering to a group of standby purchasers on August 9, 2011. Under the terms of the rights offering, all record holders of the Company’s common stock as of a date to be determined will receive, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right will entitle the holder of the right to purchase a to-be-determined number of shares of Company common stock at a subscription price of $1.00 per share. The rights offering will commence as soon as practicable after the filing with and review by the SEC of the registration statement relating to the offering. Any shares not subscribed for in the rights offering may be offered in a public offering. In addition, for each four shares of common stock purchased, purchasers will receive, at no charge, one warrant to purchase one additional share of common stock at a purchase price of $1.00 per share. The warrants will be exercisable for three years. The Company has separately entered into a series of standby purchase agreements with a group of investors led by Timothy O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements the standby purchasers will acquire 5.0 million shares of Company common stock at a price of $1.00 per share and receive warrants with the same terms and conditions as all purchasers in the rights offering. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $16.5 million in net proceeds from the rights offering.
Comparison of the Results of Operations for the Three Months Ended June 30, 2011 and 2010
General. Net loss totaled $1.9 million, or $(.49) per diluted common share, for the quarter ended June 30, 2011, compared to a net loss of $5.6 million, or $(1.38) per diluted common share, for the quarter ended June 30, 2010. The $3.7 million decrease in the net loss for the three months ended June 30, 2011 was primarily due to a $5.5 million decrease in the provision for loan losses, partially offset by a $546,000 decrease in net interest income, and a $1.2 million increase in foreclosed assets expense as compared to the three months ended June 30, 2010.
Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $5.5 million decrease in the provision for loan losses during the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010. The decrease in the provision was due to a decrease in net charge-offs, nonperforming loans, classified and criticized loans and overall loan portfolio balances compared to the prior year quarter.
The $546,000 decrease in net interest income was due to a 79 basis point (bp) decrease in net interest margin from 3.23% in the June 2010 quarter to 2.44% in the June 2011 quarter. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments, and a decrease in the average balance of loans outstanding negatively impacted the net interest margin during the quarter ended June 30, 2011.
The increase in foreclosed assets expense was primarily due to a $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed.
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
Net interest income totaled $1.6 million for the quarter ended June 30, 2011 and decreased $546,000, or 25.0%, compared to $2.2 million for the quarter ended June 30, 2010. The margin decreased 79 bp to 2.44% in the second quarter of 2011, compared to 3.23% in the second quarter of 2010. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 103 bp and the average cost of interest-bearing liabilities decreased 32 bp in the quarter ended June 30, 2011, compared to the quarter ended June 30, 2010. The average yield on interest-earning assets decreased due to a decrease in average loan balances and an increase in average securities and other earning asset balances, primarily cash, which provide lower yields than loans. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year quarter.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income. Interest income totaled $2.6 million and decreased $714,000, or 21.8%, for the quarter ended June 30, 2011, compared to $3.3 million for the quarter ended June 30, 2010. The decrease in interest income was primarily due to a decrease in income on loans.
Interest income on loans decreased $724,000, or 23.6%, to $2.4 million in the second quarter of 2011, from $3.1 million in the second quarter of 2010. The decrease in income on loans was due to a decrease in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $45.1 million, or 20.4%, to $176.7 million in the second quarter of 2011, from $221.8 million in the second quarter of 2010. The decrease in the average balance of loans was due to $5.7 million in net loan write-offs during the twelve months ended June 30, 2011, the sale of $5.8 million of commercial real estate and multi-family loans during the third quarter of 2010, the transfer of $2.2 million of loans to foreclosed assets since June 30, 2010 and principal repayments and loan payoffs partially offset by originations. The average yield on loans decreased 22 bp to 5.32% in the second quarter of 2011, compared to 5.54% for the second quarter of 2010. The average yield on loans decreased due to lower market interest rates on new originations and downward repricing on adjustable-rate loans.
Interest income on securities decreased $16,000, or 9.3%, to $156,000 for the second quarter of 2011, from $172,000 in the second quarter of 2010. The decrease in income on securities was due to a decrease in the average yield on securities partially offset by an increase in the average balance of securities. The average yield on securities decreased 55 bp to 2.50% in the second quarter of 2011, from 3.05% in the second quarter of 2010. The decrease in the average yield on securities was due to securities purchases at lower market interest rates since June 30, 2010. The average balance of securities increased $2.5 million, or 10.8%, to $25.7 million in the second quarter of 2011, from $23.2 million in the second quarter of 2010. The increase in the average balance of securities was due to purchases in excess of sales, maturities and repayments.
Interest income on Federal funds sold and other earning assets increased $26,000 and totaled $41,000 for the second quarter of 2011, compared to $15,000 in the second quarter of 2010. The increase in income was due to an increase in the average balance of these other earning assets, which was associated with the increase in on-balance-sheet liquidity. The average balance of other earning assets increased $40.7 million, or 169.3%, to $64.7 million in the second quarter of 2011, from $24.0 million in the second quarter of 2010.
Interest expense. Interest expense decreased $168,000, or 15.3%, to $933,000 for the second quarter of 2011, compared to $1.1 million in the second quarter of 2010. The decrease in interest expense resulted from lower deposit costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits and an increase in borrowing costs.
Interest expense on deposits decreased $140,000, or 15.7%, to $750,000 in the second quarter of 2011, from $890,000 in the second quarter of 2010. The decrease in interest expense on deposits was due to a decrease in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 34 bp to 1.33% in the second quarter of 2011, from 1.67% in the second quarter of 2010, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances increased $11.8 million, or 5.5%, to $224.8 million in the second quarter of 2011, from $213.0 million in the second quarter of 2010. The increase in average deposit balances was due to growth in certificate of deposit, savings and interest-bearing checking balances. Management used brokered deposits as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates prior to receipt of the CFBank Order in May 2011. See “Deposits” in the section titled “Financial Condition” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits decreased 37 bp to 1.74% in the second quarter of 2011, from 2.11% in the second quarter of 2010, and was higher than the overall cost of deposits in both periods. Average brokered deposit balances decreased $439,000 to $68.4 million in the second quarter of 2011, from $68.9 million in the second quarter of 2010, due to maturities during the second quarter of 2011 that were not replaced due to the prohibition on acceptance and renewal of brokered deposits as a result of the CFBank Order. The weighted average remaining term to maturity of brokered deposits increased to 20.6 months at June 30, 2011 from 14.3 months at June 30, 2010.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $28,000, or 13.3%, to $183,000 in the second quarter of 2011, from $211,000 in the second quarter of 2010. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was primarily due to a decrease in the average balances, partially offset by an increase in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $5.2 million, or 17.9%, to $23.9 million in the second quarter of 2011, from $29.1 million in the second quarter of 2010. The decrease in the average balance was due to repayment of maturing FHLB advances with funds from the growth in deposits. The average cost of borrowings increased 16 bp to 3.06% in the second quarter of 2011, from 2.90% in the second quarter of 2010. The increase in borrowing costs was primarily due to the repayment of lower cost FHLB advances, and a higher reset rate on the subordinated debentures, which reprice quarterly at three-month LIBOR plus 285 bp, compared to the same quarter last year.
Provision for loan losses. The provision for loan losses totaled $432,000 for the quarter ended June 30, 2011, and decreased $5.5 million compared to $5.9 million for the quarter ended June 30, 2010. The decrease in the provision for loan losses for the quarter ended June 30, 2011 was due to a 44.6% decrease in net charge-offs compared to the prior year quarter, a 33.2% decrease in nonperforming loans, a 21.7% decrease in classified and criticized loans and an 18.1% decrease in overall loan portfolio balances from June 30, 2010.
In June 2010, the new management team implemented several significant actions to assess the credit quality of existing loans and loan relationships, including independent 3rd party loan reviews covering in excess of 80% of the commercial, commercial real estate and multi-family residential loan portfolios. The loan reviews resulted in a 70.8% increase in the level of criticized and classified loans, from $32.9 million at March 31, 2010 to $56.2 million June 30, 2010. The $5.9 million provision for loan losses in the quarter ended June 30, 2010 reflected the decrease in credit quality evidenced by the increase in criticized and classified loans. The decrease in credit quality was due to the adverse economic conditions that negatively impacted our borrowers, our loan performance and our loan quality.
Net charge-offs decreased $1.5 million and totaled $1.8 million, or 3.92% of average loans on an annualized basis for the quarter ended June 30, 2011, compared to $3.3 million, or 5.81% of average loans on an annualized basis for the quarter ended June 30, 2010. The decrease in net charge-offs during the three months ended June 30, 2011 was primarily related to commercial real estate loans, partially offset by an increase in charge-offs on commercial and multi-family residential real estate loans. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information. The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2011 and 2010.

	For the three months ended June 30,
	2011	2010
	(Dollars in thousands)
Commercial	$640	$—
Single-family residential real estate	5	41
Multi-family residential real estate	449	—
Commercial real estate	728	2,578
Home equity lines of credit	(3)	621
Other consumer loans	(7)	32

Total	$1,812	$3,272

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Noninterest income. Noninterest income for the quarter ended June 30, 2011 totaled $142,000 and decreased $151,000 compared to the quarter ended June 30, 2010. The decrease was due to a $157,000 decline in net gains on sales of loans in the current year quarter.
Net gains on sales of loans totaled $24,000 for the second quarter of 2011 and decreased $157,000, or 86.7%, compared to $181,000 for the second quarter of 2010. The decrease in net gains on sales of loans in the current year quarter was due to lower mortgage loan originations, and, consequently, fewer loan sales, partially offset by higher fees on sales than in the quarter ended June 30, 2010. Originations totaled $6.4 million for the quarter ended June 30, 2011 and decreased $12.8 million, or 66.5%, compared to $19.2 million in the prior year quarter. The decrease in originations was partially due to five fewer mortgage loan originators in the current year quarter. The number of originators decreased as a result of attrition and termination of originators with low production. Additionally, the First-Time Home Buyer Credit, which was extended for purchases made through April 30, 2010 by The Worker, Homeownership and Business Assistance Act of 2009, positively impacted originations in the second quarter of 2010. Gross fees earned on loan sales totaled 2.2% of loans originated for the quarter ended June 30, 2011, compared to 1.7% in the prior year quarter. The increase in gross fees earned on loan sales was due to a change in pricing strategies in the current year quarter.
Noninterest expense. Noninterest expense increased $1.2 million, or 55.4%, and totaled $3.3 million for the second quarter of 2011, compared to $2.1 million for the second quarter of 2010. The increase in noninterest expense during the three months ended June 30, 2011 was primarily due to an increase in foreclosed assets expense which included a $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed. Other expense categories that increased in the second quarter of 2011 included occupancy and equipment expense and FDIC premiums. Increases in these expenses were partially offset by decreases in other expense categories, including salaries and employee benefits, franchise taxes and depreciation.
Foreclosed assets expense increased $1.2 million and totaled $1.2 million for the three months ended June 30, 2011, compared to $1,000 in the prior year quarter. This increase is primarily related to the $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed. In addition to this charge, the increase included expense related to maintenance of foreclosed properties, including real estate taxes, utilities and other fees. Management expects that foreclosed assets expense may continue at current levels, net of the current quarter charge, or increase as we continue our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.
Occupancy and equipment expense increased $24,000, or 53.3%, and totaled $69,000 for the three months ended June 30, 2011, compared to $45,000 in the prior year quarter. The increase was primarily related to a $22,000 increase in property taxes at our Worthington office.
FDIC premiums increased $74,000, or 73.3%, and totaled $175,000 for the three months ended June 30, 2011, compared $101,000 in the prior year quarter. The increase was primarily related to a higher assessment rate in the current year period as a result of CFBank’s regulatory issues, and, to a lesser degree, the change in the assessment base as a result of the Dodd-Frank Act.
Salaries and employee benefits decreased $27,000, or 2.5%, and totaled $1.0 million for the three months ended June 30, 2011, compared to $1.1 million in the prior year quarter. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year quarter.
Franchise taxes decreased $21,000, or 24.7%, and totaled $64,000 for the three months ended June 30, 2011, compared to $85,000 for the three months ended June 30, 2010. The decrease was due to lower equity at CFBank at December 31, 2010, which is the basis for the 2011 franchise tax.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Depreciation expense decreased $29,000, or 21.8%, and totaled $104,000 for the three months ended June 30, 2011, compared to $133,000 for the three months ended June 30, 2010. The decrease was due to assets being fully depreciated at December 31, 2010.
The ratio of noninterest expense to average assets increased to 4.57% for the quarter ended June 30, 2011, compared to 2.92% for the quarter ended June 30, 2010. The ratio of noninterest expense to average assets for the quarter ended June 30, 2011 was significantly impacted by the $1.1 million charge for on foreclosed assets. The efficiency ratio increased to 118.91% for the quarter ended June 30, 2011, compared to 84.44% for the quarter ended June 30, 2010. The increase in the efficiency ratio for the quarter ended June 30, 2011 was primarily due to a decrease in net interest income and noninterest income in the current year quarter.
Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended June 30, 2011. As such, there was no income tax benefit recorded for the quarter ended June 30, 2011. The tax benefit recorded during the quarter ended June 30, 2010 is related to the valuation allowance on the tax affect associated with vesting of stock compensation awards that were granted prior to 2009.
Comparison of the Results of Operations for the Six Months Ended June 30, 2011 and 2010
General. Net loss totaled $3.6 million, or $(.93) per diluted common share, for the six months ended June 30, 2011, compared to a net loss of $5.6 million, or $(1.43) per diluted common share, for the six months ended June 30, 2010. The $2.0 million decrease in the net loss for the six months ended June 30, 2011 was primarily due to a $4.8 million decrease in the provision for loan losses, partially offset by a $1.0 million decrease in net interest income, a $505,000 decrease in noninterest income and a $1.2 million increase in foreclosed assets expense as compared to the six months ended June 30, 2010.
Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $4.8 million decrease in the provision for loan losses for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The decrease in the provision for loan losses during the current year period was due to a decrease in nonperforming loans, classified and criticized loans and overall loan portfolio balances compared to the prior year period.
The $1.0 million decrease in net interest income was due to a 76 bp decrease in net interest margin from 3.31% for the six months ended June 30, 2010 to 2.55% for the six months ended June 30, 2011. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments, and a decrease in the average balance of loans outstanding negatively impacted the net interest margin during the six months ended June 30, 2011.
The increase in foreclosed assets expense was primarily due to a $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed.
Net Interest Income. Net interest income totaled $3.4 million for the six months ended June 30, 2011 and decreased $1.0 million, or 23.5%, compared to $4.4 million for the six months ended June 30, 2010. The decrease in net interest income was due to a lower net interest margin for the six months ended June 30, 2011 compared to the prior year period. Net interest margin decreased 76 bp to 2.55% for the six months ended June 30, 2011, compared to 3.31% for the six months ended June 30, 2010. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 104 bp, while the average cost of interest-bearing liabilities decreased 39 bp for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. The average yield on interest-earning assets decreased due to a decrease in average loan balances and an increase in average securities and other earning asset balances, primarily cash, which provide lower yields than loans. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year period.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income. Interest income totaled $5.2 million and decreased $1.5 million, or 21.6%, for the six months ended June 30, 2011, compared to $6.7 million for the six months ended June 30, 2010. The decrease in interest income was primarily due to a decrease in income on loans.
Interest income on loans decreased $1.4 million, or 23.0%, to $4.8 million for the six months ended June 30, 2011, compared to $6.2 million for the six months ended June 30, 2010. The decrease in income on loans was due to a decline in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $44.6 million, or 19.8%, to $180.3 million during the six months ended June 30, 2011, from $224.8 million during the six months ended June 30, 2010. The decrease in the average balance of loans was due to $5.7 million in net loan write-offs since June 30, 2010, the sale of $5.8 million of commercial real estate and multi-family loans during the third quarter of 2010, the transfer of $2.2 million of loans to foreclosed assets since June 30, 2010, and principal repayments and loan payoffs partially offset by originations. The average yield on loans decreased 21 bp to 5.32% for the six months ended June 30, 2011, compared to 5.53% for the six months ended June 30, 2010. The average yield on loans decreased due to lower market interest rates on new originations and downward repricing on adjustable-rate loans.
Interest income on securities decreased $57,000, or 15.5%, to $311,000 for the six months ended June 30, 2011, compared to $368,000 for the six months ended June 30, 2010. The decrease in income on securities was due to a decrease in the average yield on securities, partially offset by an increase in the average balance of securities. The average yield on securities decreased 94 bp to 2.43% during the six months ended June 30, 2011, from 3.37% in the six months ended June 30, 2010. The decrease in the average yield on securities was due to securities purchases at lower market interest rates since June 30, 2010. The average balance of securities increased $3.7 million, or 16.6% to $26.3 million during the six months ended June 30, 2011, from $22.6 million during the six months ended June 30, 2010. The increase in the average balance of securities was due to purchases in excess of sales, maturities and repayments.
Interest income on Federal funds sold and other earning assets increased $48,000 and totaled $71,000 for the six months ended June 30, 2011, compared to $23,000 for the six months ended June 30, 2010. The increase in income was due to an increase in the average balance of these other earning assets associated with the increase in on-balance-sheet liquidity. The average balance of other earning assets increased $38.5 million, or 211.6%, to $56.7 million during the six months ended June 30, 2011, from $18.2 million during the six months ended June 30, 2010.
Interest expense. Interest expense decreased $401,000, or 17.9%, to $1.8 million for the six months ended June 30, 2011, compared to $2.2 million in the six months ended June 30, 2010. The decrease in interest expense resulted from lower deposit costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits.
Interest expense on deposits decreased $357,000, or 19.7%, to $1.5 million for the six months ended June 30, 2011, from $1.8 million for the six months ended June 30, 2010. The decrease in interest expense on deposits was due to a decrease in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 41 bp to 1.30% during the six months ended June 30, 2011, from 1.71% during the six months ended June 30, 2010, due to sustained low market interest rates and reduced deposit pricing in the current year period. Average deposit balances increased $11.8 million, or 5.6%, to $222.8 million for the six months ended June 30, 2011, from $211.0 million for the six months ended June 30, 2010. The increase in average deposit balances was primarily due to growth in certificate of deposit balances, partially offset by a decline in money market account balances. Management used brokered deposits as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates prior to receipt of the CFBank Order in May 2011. See “Deposits” as discussed in the section titled “Financial Condition” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits decreased 42 bp to 1.72% in the six months ended June 30, 2011, from 2.14% in the six months ended June 30, 2010, and was higher than the overall cost of deposits in both periods. Average brokered deposit balances increased $2.7 million, or 4.0%, to $69.5 million in the six months ended June 30, 2011, from $66.8 million in the in the six months ended June 30, 2010. The weighted average remaining term to maturity of brokered deposits increased to 20.6 months at June 30, 2011 from 14.3 months at June 30, 2010.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $44,000, or 10.1%, to $391,000 during the six months ended June 30, 2011, from $435,000 during the six months ended June 30, 2010. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in the average balances. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $3.0 million, or 10.4%, to $26.4 million during the six months ended June 30, 2011, from $29.4 million during the six months ended June 30, 2010. The decrease in the average balance was primarily due to repayment of maturing FHLB advances with funds from the growth in deposits. The average cost of borrowings was 2.96% for both the current and prior year periods.
Provision for loan losses. The provision for loan losses totaled $1.9 million for the six months ended June 30, 2011, and decreased $4.8 million compared to $6.7 million for the six months ended June 30, 2010. The decrease in the provision for loan losses for the six months ended June 30, 2011 was due to a 33.2% decrease in nonperforming loans, a 21.7% decrease in classified and criticized loans and an 18.1% decrease in overall loan portfolio balances compared to the prior year period.
Net charge-offs totaled $3.6 million, or 3.77% of average loans on an annualized basis for the six months ended June 30, 2011, compared to $3.7 million, or 3.23% of average loans on an annualized basis for the six months ended June 30, 2010. The level of net charge-offs for both the current and prior year periods was primarily a result of adverse economic conditions that continue to negatively impact our borrowers, our loan performance and our loan quality. The decrease in net charge-offs during the six months ended June 30, 2011 was related to commercial real estate loans and home equity lines of credit, partially offset by an increase in net charge-offs on commercial and multi-family residential real estate loans. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information. The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2011 and 2010.

	For the six months ended June 30,
	2011	2010
	(Dollars in thousands)
Commercial	$1,069	$(50)
Single-family residential real estate	10	17
Multi-family residential real estate	1,248	74
Commercial real estate	1,227	2,756
Home equity lines of credit	(5)	823
Other consumer loans	9	82

Total	$3,558	$3,702

Noninterest income. Noninterest income for the six months ended June 30, 2011 totaled $298,000 and decreased $505,000, compared to the six months ended June 30, 2010. The decrease was due to a $240,000 decrease in gains on sales of securities and a $267,000 decrease in net gains on sales of loans in the current year period.
There were no sales of securities in the current year period. Gains on sales of securities totaled $240,000 in the prior year period. The proceeds from sales in the prior year period were reinvested in securities with a 0% total risk-based capital requirement. The gains on sales positively impacted CFBank’s core capital ratio, and reinvestment in 0% risk-weighted assets had a positive impact on CFBank’s total risk-based capital ratio.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net gains on sales of loans totaled $64,000 for the six months ended June 30, 2011 and decreased $267,000, or 80.7%, compared to $331,000 for the six months ended June 30, 2010. The decrease in net gains on sales of loans in the current year period was due to lower mortgage loan originations and, consequently, fewer loan sales. Originations totaled $18.9 million for the six months ended June 30, 2011, and decreased $16.1 million, or 45.9%, compared to $35.0 million in the prior year period. The decrease in originations partially was due to five fewer mortgage loan originators in the current year period. The number of originators decreased as a result of attrition and termination of originators with low production. Additionally, the First-Time Home Buyer Credit, which was extended for purchases made through April 30, 2010 by The Worker, Homeownership and Business Assistance Act of 2009, positively impacted originations in the six months ended June 30, 2010.
Noninterest expense. Noninterest expense increased $1.3 million, or 29.7%, and totaled $5.5 million for the six months ended June 30, 2011, compared to $4.2 million for the six months ended June 30, 2010. The increase in noninterest expense during the six months ended June 30, 2011 was primarily due to an increase in foreclosed assets expense, which included a $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed. Other expense categories that increased in the current year period included occupancy and equipment expense, professional fees, director fees and FDIC premiums. Increases in these expenses were partially offset by decreases in other expense categories, such as salaries and employee benefits, data processing, franchise taxes, advertising and promotion and depreciation.
Foreclosed assets expense totaled $1.2 million for the six months ended June 30, 2011, compared to $1,000 for the six months ended June 30, 2010. This increase is primarily related to the $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed. In addition to this charge, the increase included expense related to maintenance of foreclosed properties, including real estate taxes, utilities and other fees. Management expects that foreclosed assets expense may continue at current levels, net of the current period charge, or increase as we continue our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.
Occupancy and equipment expense increased $41,000, or 36.3%, and totaled $154,000 for the six months ended June 30, 2011, compared to $113,000 for the six months ended June 30, 2011. This increase is related to a $42,000 increase in property taxes at our Worthington office.
Professional fees increased $81,000, or 16.9%, and totaled $559,000 for the six months ended June 30, 2011, compared to $478,000 for the six months ended June 30, 2010. The increase was primarily related to legal costs related to corporate and regulatory matters, which increased $95,000, or 143.9%, and totaled $161,000 for the six months ended June 30, 2011, compared to $66,000 for the six months ended June 30, 2010. This increase is primarily related to the increased regulatory issues in the current year period regarding the Holding Company and Bank Orders. In addition to the increase in legal costs related to corporate and regulatory matters, the increase in professional fees was also due to an increase in legal costs associated with nonperforming loans, which increased $21,000 and totaled $241,000 for the six months ended June 30, 2011, compared to $220,000 for the six months ended June 30, 2010. Management expects that professional fees associated with both corporate and regulatory matters and nonperforming loans may continue at current levels or increase as we continue to work through our regulatory issues and our workout efforts related to nonperforming and other loans with credit issues. The increase in professional fees related to corporate and regulatory legal costs and nonperforming loans was partially offset by a $33,000 decrease in professional fees related to two independent loan reviews and a review of the ALLL methodology included in expense in the prior year period.
Director fees increased $39,000 and totaled $91,000 for the six months ended June 30, 2011, compared to $52,000 in the prior year period. The increase was primarily related to a $44,000 increase in fees paid to the Chairman of the Board, who is now independent of management, for additional duties since his election to chairmanship in June 2010.
FDIC premiums increased $100,000, or 40.0%, and totaled $350,000 for the six months ended June 30, 2011, compared to $250,000 for the six months ended June 30, 2010. The increase was primarily related to a higher assessment rate in the current year period as a result of CFBank’s regulatory issues, and, to a lesser degree, the change in the assessment base as a result of the Dodd-Frank Act.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Salaries and employee benefits decreased $39,000, or 1.8%, and totaled $2.1 million for both the six months ended June 30, 2011 and 2010. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year period.
Data processing expense decreased $30,000, or 9.4%, and totaled $289,000 for the six months ended June 30, 2011, compared to $319,000 for the six months ended June 30, 2010. The decrease was due to lower costs associated with maintenance contracts and transaction processing.
Franchise taxes decreased $48,000, or 27.0%, and totaled $130,000 for the six months ended June 30, 2011, compared to $178,000 for the six months ended June 30, 2010. The decrease was due to lower equity at CFBank at December 31, 2010, which is the basis for the 2011 franchise tax.
Advertising and promotion decreased $31,000, or 56.4%, and totaled $24,000 for the six months ended June 30, 2011, compared to $55,000 for the six months ended June 30, 2010. The decrease was due to management’s decision to reduce expenditures for these items in the current year period.
Depreciation expense decreased $46,000, or 17.4%, and totaled $218,000 for the six months ended June 30, 2011, compared to $264,000 for the six months ended June 30, 2010. The decrease was due to assets being fully depreciated at December 31, 2010.
The ratio of noninterest expense to average assets increased to 3.81% for the six months ended June 30, 2011, compared to 2.94% for the six months ended June 30, 2010. The ratio of noninterest expense to average assets for the six months ended June 30, 2011 was significantly impacted by the $1.1 million charge on foreclosed assets. The efficiency ratio increased to 116.91% for the six months ended June 30, 2011, compared to 84.15% for the six months ended June 30, 2010. The increase in the efficiency ratio was due to a decrease in net interest income and noninterest income in the current year period.
Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the six months ended June 30, 2011. As such, there was no income tax benefit recorded for the six months ended June 30, 2011. The tax benefit for the six months ended June 30, 2010 is related to the valuation allowance on the tax affect associated with vesting of stock compensation awards that were granted prior to 2009.

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

	For the Three Months Ended June 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$25,736	$156	2.50%	$23,227	$172	3.05%
Loans and loans held for sale (3)	176,674	2,350	5.32%	221,839	3,074	5.54%
Other earning assets	64,746	41	0.25%	24,046	15	0.25%
FHLB stock	1,942	21	4.33%	1,942	21	4.33%

Total interest-earning assets	269,098	2,568	3.83%	271,054	3,282	4.86%
Noninterest-earning assets	16,440			16,098

Total assets	$285,538			$287,152

Interest-bearing liabilities:
Deposits	$224,843	750	1.33%	$213,070	890	1.67%
FHLB advances and other borrowings	23,897	183	3.06%	29,097	211	2.90%

Total interest-bearing liabilities	248,740	933	1.50%	242,167	1,101	1.82%

Noninterest-bearing liabilities	23,608			24,196

Total liabilities	272,348			266,363

Equity	13,190			20,789

Total liabilities and equity	$285,538			$287,152

Net interest-earning assets	$20,358			$28,887

Net interest income/interest rate spread		$1,635	2.33%		$2,181	3.04%

Net interest margin			2.44%			3.23%

Average interest-earning assets to average interest-bearing liabilities	108.18%			111.93%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Average Balances, Interest Rates and Yields — Continued

	For the Six Months Ended June 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1)(2)	$26,289	$311	2.43%	$22,552	$368	3.37%
Loans and loans held for sale (3)	180,255	4,792	5.32%	224,833	6,220	5.53%
Other earning assets	56,663	71	0.25%	18,186	23	0.25%
FHLB stock	1,942	43	4.43%	1,942	43	4.43%

Total interest-earning assets	265,149	5,217	3.95%	267,513	6,654	4.99%
Noninterest-earning assets	20,771			18,065

Total assets	$285,920			$285,578

Interest-bearing liabilities:
Deposits	$222,830	1,452	1.30%	$211,033	1,809	1.71%
FHLB advances and other borrowings	26,381	391	2.96%	29,431	435	2.96%

Total interest-bearing liabilities	249,211	1,843	1.48%	240,464	2,244	1.87%

Noninterest-bearing liabilities	22,592			22,984

Total liabilities	271,803			263,448

Equity	14,117			22,130

Total liabilities and equity	$285,920			$285,578

Net interest-earning assets	$15,938			$27,049

Net interest income/interest rate spread		$3,374	2.47%		$4,410	3.12%

Net interest margin			2.55%			3.31%

Average interest-earning assets to average interest-bearing liabilities	106.40%			111.25%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Six Months Ended
	June 30, 2011			June 30, 2011
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2010			June 30, 2010
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(106)	$90	$(16)	$(193)	$136	$(57)
Loans and loans held for sale	(119)	(605)	(724)	(235)	(1,193)	(1,428)
Other earning assets	—	26	26	—	48	48

Total interest-earning assets	(225)	(489)	(714)	(428)	(1,009)	(1,437)

Interest-bearing liabilities:
Deposits	(419)	279	(140)	(617)	260	(357)
FHLB advances and other borrowings	65	(93)	(28)	3	(47)	(44)

Total interest-bearing liabilities	(354)	186	(168)	(614)	213	(401)

Net change in net interest income	$129	$(675)	$(546)	$186	$(1,222)	$(1,036)

(1)	Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Critical Accounting Policies
We follow financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2010 Annual Report to Stockholders incorporated by reference into our 2010 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operation, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Fair value of financial instruments. Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Note 5 to the consolidated financial statements included in this report on Form 10-Q and in Notes 1 and 5 to our consolidated financial statements in our 2010 Annual Report to Stockholders incorporated by reference into our 2010 Annual Report on Form 10-K.
Fair value of foreclosed assets. Another critical accounting policy relates to fair value of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values. Additional information is included in Note 5 to the consolidated financial statements included in this report on Form 10-Q and in Note 1 to our consolidated financial statements in our 2010 Annual Report to Stockholders incorporated by reference into our 2010 Annual Report on Form 10-K.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
	(Dollars in thousands)
Cash and unpledged securities	$66,494	$43,352
Additional borrowing capacity at the FHLB	3,340	426
Additional borrowing capacity at the FRB	19,938	25,977
Unused commercial bank line of credit	—	3,000

Total	$89,772	$72,755

As a result of the losses in 2009, 2010 and the first quarter of 2011, management was concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively prior to receipt of the CFBank Order in May 2011 to build liquidity to deal with the level of nonperforming assets, potential retail deposit outflow and potential decreased borrowing capacity from the FHLB and the FRB. Cash available from liquid assets and borrowing capacity increased $17.0 million, or 23.4%, to $89.8 million at June 30, 2011 from $72.8 million at December 31, 2010.
Cash and unpledged securities increased $23.1 million during the six months ended June 30, 2011 primarily due to a $10.8 million increase in deposit accounts and $17.4 million in loan repayments, partially offset by $5.2 million in repayments on borrowings. The increase in cash and unpledged securities was a direct result of management’s strategy to build on-balance-sheet liquidity prior to receipt of the CFBank Order.
CFBank’s additional borrowing capacity with the FHLB increased to $3.3 million at June 30, 2011 from $426,000 at December 31, 2010 primarily due to repayment of $5.2 million in maturing advances, partially offset by a decrease in the balance of eligible loans pledged as collateral for advances. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year.
CFBank’s additional borrowing capacity at the FRB decreased to $19.9 million at June 30, 2011 from $26.0 million at December 31, 2010. The decrease in borrowing capacity from the FRB was primarily due to a decrease in the balance of eligible loans pledged as collateral to the FRB due to principal reductions, payoffs and credit downgrades compared to December 31, 2010. In April, 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50bp higher.
CFBank had an unused line of credit with one commercial bank, totaling $3.0 million, at December 31, 2010, which was terminated by the commercial bank in March 2011 as a result of the credit performance of CFBank’s loan portfolio and its effect on CFBank’s financial performance.
CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, further deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, a decline in the balance of pledged collateral, or further deterioration in CFBank’s capital.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Deposits are obtained predominantly from the areas in which CFBank offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. As a result of the CFBank Order, we are prohibited from offering above-market interest rates and are subject to market rates published by the FDIC when offering deposits to the general public. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Prior to receipt of the CFBank Order in May 2011, we used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we are prohibited from accepting or renewing brokered deposits without FDIC approval. At June 30, 2011, CFBank had $63.5 million in brokered deposits with maturity dates from July 2011 through August 2016. At June 30, 2011, cash and unpledged securities totaled $66.5 million and was sufficient to cover all brokered deposit maturities. The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and significantly impacts our liquidity management. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. We expect brokered deposits, including customer deposits in the CDARS program to continue to decrease as a result of the prohibition on brokered deposits contained in the CFBank Order. Management has submitted a request for a waiver from the prohibition on renewal of CDARS balances; however, a response from the FDIC has not been received to date. There can be no assurance that the request for waiver will be granted by the FDIC. See the previous section titled “Financial Condition - Deposits” for additional information on CDARS deposits.
CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, as included in the Dodd-Frank Act as previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s program which provides unlimited deposit insurance coverage, through December 31, 2012, for noninterest-bearing transaction accounts. Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing non-brokered deposits will remain with CFBank.
The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the Board of Governors of the Federal Reserve System. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings.
At June 30, 2011, the Holding Company and its subsidiaries, other than CFBank, had cash of $850,000 available to meet cash needs. Annual debt service on the subordinated debentures is currently approximately $162,700. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.16% at June 30, 2011. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,300 at the current 5% level, which is scheduled to increase to 9% after February 14, 2014. Operating expenses are expected to be approximately $593,000 during the twelve month period through June 30, 2012.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The Holding Company’s available cash at June 30, 2011 is sufficient to cover operating expenses, at their current level, for approximately 1.4 years. The Board of Directors elected to defer the quarterly dividend payments related to the Preferred Stock beginning with the November 15, 2010 payment, and the quarterly interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments. Pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock or interest on the subordinated debentures without the prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System. The Holding Company received $529,000 during the three months ended June 30, 2011 in net proceeds from the sale of two parcels of land adjacent to the Company’s Fairlawn headquarters. The proceeds had a positive impact on the cash position of the Holding Company and extended the cash coverage of operating expenses by approximately eleven months.
Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of June 30, 2011, CFBank may pay no dividends to the Holding Company without regulatory approval. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving the prior written regulatory approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the current levels of problem assets, the continuing depressed economy, the prohibition on origination of commercial and nonresidential loans contained in the CFBank Order, the longer periods of time necessary to workout problem assets in the current economy and uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the Board of Directors and management are exploring additional sources of capital and funding to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.
See Note 12 to the consolidated financial statements included in this report on Form 10-Q for information regarding regulatory matters.

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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION
PART II. — Other Information

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock or its common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the Board of Governors of the Federal Reserve System.

Item 6.	Exhibits.
See Exhibit Index at page 72 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION
Dated: August 12, 2011	By:	/s/ Eloise L. Mackus
Eloise L. Mackus, Esq.
Chief Executive Officer, General Counsel and Corporate Secretary

Dated: August 12, 2011	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
President, Treasurer and Chief Financial Officer

CENTRAL FEDERAL CORPORATION
EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)
3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315, filed with the Commission on October 28, 2005)
3.3	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008)
3.4	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009)
4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)
4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)
4.3	Warrant, dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)
11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)