Form 10-Q
period 2011-09-30
CENTRAL FEDERAL CORP
filed 2011-11-10
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2011, there were 4,127,798 shares of the registrant’s Common Stock outstanding.

FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011
INDEX

Page
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2011(unaudited) and December 31, 2010	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2011 and 2010 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 4. Controls and Procedures	73

PART II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	74

Item 6. Exhibits	74

Signatures	75

Exhibit 3.5
Exhibit 11.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

CENTRAL FEDERAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except per share data)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
Cash and cash equivalents	$63,816	$34,275
Interest-bearing deposits in other financial institutions	1,984	—
Securities available for sale	20,024	28,798
Loans held for sale	2,262	1,953
Loans, net of allowance of $6,955 and $9,758	158,496	190,767
FHLB stock	1,942	1,942
Loan servicing rights	37	57
Foreclosed assets, net	2,370	4,509
Premises and equipment, net	5,758	6,016
Assets held for sale	—	535
Other intangible assets	99	129
Bank owned life insurance	4,239	4,143
Accrued interest receivable and other assets	4,361	2,108

	$265,388	$275,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$20,116	$20,392
Interest bearing	206,628	206,989

Total deposits	226,744	227,381
Long-term FHLB advances	15,742	23,942
Advances by borrowers for taxes and insurance	49	213
Accrued interest payable and other liabilities	6,267	2,552
Subordinated debentures	5,155	5,155

Total liabilities	253,957	259,243

Stockholders’ equity
Preferred stock, Series A, $.01 par value; aggregate liquidation value $7,595 in 2011, $7,225 in 2010 1,000,000 shares authorized; 7,225 shares issued	7,107	7,069
Common stock, $.01 par value, shares authorized; 12,000,000 shares issued; 4,686,331 in 2011 and 2010	47	47
Common stock warrant	217	217
Additional paid-in capital	27,575	27,542
Accumulated deficit	(20,696)	(16,313)
Accumulated other comprehensive income	426	672
Treasury stock, at cost; 558,533 shares	(3,245)	(3,245)

Total stockholders’ equity	11,431	15,989

	$265,388	$275,232

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Interest and dividend income
Loans, including fees	$2,165	$2,863	$6,957	$9,083
Securities	68	154	379	522
FHLB stock dividends	20	22	63	65
Federal funds sold and other	38	18	109	41

	2,291	3,057	7,508	9,711
Interest expense
Deposits	681	785	2,133	2,594
Long-term FHLB advances and other debt	111	172	419	526
Subordinated debentures	41	44	124	125

	833	1,001	2,676	3,245

Net interest income	1,458	2,056	4,832	6,466

Provision for loan losses	405	617	2,256	7,303

Net interest income (loss) after provision for loan losses	1,053	1,439	2,576	(837)

Noninterest income
Service charges on deposit accounts	69	81	199	225
Net gains on sales of loans	158	244	222	575
Loan servicing fees, net	1	5	13	15
Net gains on sales of securities	232	228	232	468
Earnings on bank owned life insurance	31	28	96	94
Other	15	1	42	13

	506	587	804	1,390

Noninterest expense
Salaries and employee benefits	1,004	1,113	3,078	3,226
Occupancy and equipment	64	47	218	160
Data processing	142	150	431	469
Franchise taxes	63	75	193	253
Professional fees	177	305	736	783
Director fees	44	45	135	97
Postage, printing and supplies	20	24	107	126
Advertising and promotion	10	30	34	85
Telephone	17	28	57	79
Loan expenses	9	12	39	55
Foreclosed assets, net	—	—	1,185	1
Depreciation	93	126	311	390
FDIC premiums	177	170	527	420
Amortization of intangibles	10	10	30	30
Regulatory assessment	46	37	121	82
Other insurance	42	17	93	47
Other	76	31	151	122

	1,994	2,220	7,446	6,425

Loss before income taxes	(435)	(194)	(4,066)	(5,872)

Income tax expense	—	38	—	8

Net loss	(435)	(232)	(4,066)	(5,880)
Preferred stock dividends and accretion of discount on preferred stock	(107)	(103)	(317)	(307)

Net loss attributable to common stockholders	$(542)	$(335)	$(4,383)	$(6,187)

Loss per common share:
Basic	$(0.13)	$(0.08)	$(1.06)	$(1.51)
Diluted	$(0.13)	$(0.08)	$(1.06)	$(1.51)
See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2011	$7,069	$47	$217	$27,542	$(16,313)	$672	$(3,245)	$15,989

Comprehensive loss:
Net loss					(4,066)			(4,066)
Change in unrealized gain (loss) on securities available for sale						(246)		(246)

Total comprehensive loss								(4,312)

Accretion of discount on preferred stock	38				(38)			—
Release of 9,134 stock-based incentive plan shares, net of forfeitures				20				20
Stock option expense, net of forfeitures				13				13
Preferred stock dividends					(279)			(279)

Balance at September 30, 2011	$7,107	$47	$217	$27,575	$(20,696)	$426	$(3,245)	$11,431

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in thousands except per share data)
(Unaudited)

						Accumulated
			Common	Additional		Other		Total
	Preferred	Common	Stock	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Stock	Warrant	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2010	$7,021	$47	$217	$27,517	$(9,034)	$704	$(3,245)	$23,227

Comprehensive loss:
Net loss					(5,880)			(5,880)
Change in unrealized gain (loss) on securities available for sale						(490)		(490)

Total comprehensive loss								(6,370)

Accretion of discount on preferred stock	36				(36)			—
Release of (385) stock based incentive plan shares, net of forfeitures				(3)	1			(2)
Tax effect from vesting of stock based incentive plan shares				(30)				(30)
Stock option expense, net of forfeitures				(3)				(3)
Preferred stock dividends					(271)			(271)

Balance at September 30, 2010	$7,057	$47	$217	$27,481	$(15,220)	$214	$(3,245)	$16,551

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine months ended September 30,
	2011	2010
Net loss	$(4,066)	$(5,880)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	2,256	7,303
Valuation allowance on foreclosed assets	1,139	—
Valuation (gain) loss on mortgage servicing rights	(2)	2
Depreciation	311	390
Amortization, net	632	284
Net realized gain on sales of securities	(232)	(468)
Originations of loans held for sale	(27,562)	(57,088)
Proceeds from sale of loans held for sale	27,475	57,473
Net gain on sale of loans	(222)	(575)
Loss on disposal of premises and equipment	—	1
Loss on sale of assets held for sale	2
Gain on sale of foreclosed assets	(8)	—
Stock based compensation expense	33	(4)
Change in deferred income taxes (net of change in valuation allowance)	—	(30)
Net change in:
Bank owned life insurance	(96)	(94)
Accrued interest receivable and other assets	(609)	(159)
Accrued interest payable and other liabilities	860	1,378

Net cash from operating activities	(89)	2,533

Cash flows from investing activities
Net decrease in interest-bearing deposits in other financial institutions	(1,984)	—
Available-for-sale securities:
Sales	6,390	13,633
Maturities, prepayments and calls	7,331	4,291
Purchases	(4,550)	(26,484)
Loan originations and payments, net	30,027	8,853
Proceeds from sale of portfolio loans	—	10,074
Additions to premises and equipment	(53)	(49)
Proceeds from the sale of premises and equipment	533	—
Proceeds from the sale of foreclosed assets	1,000	—

Net cash from investing activities	38,694	10,318

Cash flows from financing activities
Net change in deposits	(700)	26,595
Net change in short-term borrowings from the FHLB and other debt	—	(2,065)
Repayments on long-term FHLB advances and other debt	(8,200)	(6,000)
Net change in advances by borrowers for taxes and insurance	(164)	(68)
Cash dividends paid on preferred stock	—	(271)

Net cash from financing activities	(9,064)	18,191

Net change in cash and cash equivalents	29,541	31,042

Beginning cash and cash equivalents	34,275	2,973

Ending cash and cash equivalents	$63,816	$34,015

Supplemental cash flow information:
Interest paid	$2,523	$3,167

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$—	$2,348
Loans transferred from portfolio to held for sale	—	91
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
In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2011 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2010 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2010. The Company has consistently followed those policies in preparing this Form 10-Q.
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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic
Net loss	$(435)	$(232)	$(4,066)	$(5,880)
Less: Preferred dividends and accretion of discount on preferred stock	(107)	(103)	(317)	(307)
Less: Net loss allocated to unvested share-based payment awards	3	2	27	17

Net loss allocated to common stockholders	$(539)	$(333)	(4,356)	$(6,170)

Weighted average common shares outstanding	4,104,320	4,092,908	4,101,328	4,094,698

Basic loss per common share	$(0.13)	$(0.08)	$(1.06)	$(1.51)

Diluted
Net loss allocated to common stockholders	$(539)	$(333)	$(4,356)	$(6,170)

Weighted average common shares outstanding for basic loss per common share	4,104,320	4,092,908	4,101,328	4,094,698
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—	—	—

Average shares and dilutive potential common shares	4,104,320	4,092,908	4,101,328	4,094,698

Diluted loss per common share	$(0.13)	$(0.08)	$(1.06)	$(1.51)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company reported a net loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Stock options	223,280	231,702	223,280	255,133
Stock warrant	336,568	336,568	336,568	336,568
Adoption of New Accounting Standards:
In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring (TDR). The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the annual period of adoption. For purposes of measuring impairment on newly identified TDRs, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011. As a result of adopting the amendments in ASU No. 2011-02, CFBank reassessed all restructurings that occurred on or after the beginning of the current fiscal year (January 1, 2011) for identification as TDRs. CFBank identified as TDRs certain receivables for which the allowance for credit losses had previously been measured under a general allowance for credit losses methodology. Upon identifying those receivables as TDRs, CFBank identified them as impaired under the guidance in Section 310-10-35. The amendments in ASU No. 2011-02 require prospective application of the impairment measurement guidance in Section 310-10-35 for those receivables newly identified as impaired. At the end of the first interim period of adoption (September 30, 2011), the recorded investment in receivables for which the allowance for credit losses was previously measured under a general allowance for credit losses methodology and are now impaired under Section 310-10-35 was $4,763, and the allowance for credit losses associated with those receivables, on the basis of a current valuation of loss, was $685.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In May 2011, the FASB issued ASU No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements is U.S. GAAP and IFRSs. This ASU amends existing guidance to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
In June 2011, the FASB issued ASU No. 2011-05 to Comprehensive Income (ASC 220), Presentation of Comprehensive Income. This ASU amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. Early adoption is permitted. The adoption of this amendment will change the Company’s presentation of the components of other comprehensive income, which is currently shown as part of the consolidated statement of changes in stockholder’s equity.
In September 2011, the FASB issued ASU No. 2011-09 to Compensation — Retirement Benefits — Multiemployer Plans, (ASC 715), Disclosures about an Employer’s Participation in a Multiemployer Plan. The amendments in this ASU require that employers who participate in multiemployer pension plans provide additional quantitative and qualitative disclosures. The amended disclosures will provide users with more detailed information about an employer’s involvement in multiemployer pension plans, including: the plan names and identifying numbers, the level of an employer’s participation in the plans including contributions, the financial health of the multiemployer plans including the funded status, and the nature of the employer commitments to the plan. The amendments in this update are effective for annual periods for fiscal years ending after December 15, 2011, with early adoption permitted. The amendments should be applied retrospectively for all prior periods presented. The adoption of this ASU is not expected to have a material impact on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES
The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2011
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,624	$208	$—	$1,832
Collateralized mortgage obligations	17,974	255	37	18,192

Total	$19,598	$463	$37	$20,024

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,884	$223	$—	$2,107
Collateralized mortgage obligations	26,242	463	14	26,691

Total	$28,126	$686	$14	$28,798

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2011 or December 31, 2010.
The proceeds from sales and calls of securities and the associated gains for the three and nine months ended September 30, 2011 and 2010 are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Proceeds	$8,036	$4,602	$8,036	$13,633
Gross gains	232	228	232	468
Gross losses	—	—	—	—

Tax effect — expense	$—	$78	$—	$159

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
At September 30, 2011 and December 31, 2010, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which do not have a single maturity date, totaled $19,598 and $20,024 at September 30, 2011, respectively, and $28,126 and $28,798 at December 31, 2010, respectively.
Fair value of securities pledged was as follows:

	September 30,	December 31,
	2011	2010
Pledged as collateral for:
FHLB advances	$10,298	$10,657
Public deposits	2,804	4,210
Customer repurchase agreements	5,087	2,465
Interest-rate swaps	1,744	1,589

Total	$19,933	$18,921

At September 30, 2011 and December 31, 2010, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.
The following table summarizes securities with unrealized losses at September 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2011	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	$3,560	$37	$—	$—	$3,560	$37

Total temporarily impaired	$3,560	$37	$—	$—	$3,560	$37

December 31, 2010	Less than 12 Months		12 Months or More		Total
		Unrealized		Unrealized		Unrealized
Description of Securities	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss

Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	$2,091	$14	$—	$—	$2,091	$14

Total temporarily impaired	$2,091	$14	$—	$—	$2,091	$14

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 2 — SECURITIES (continued)
The unrealized loss at September 30, 2011 is related to two Ginnie Mae collateralized mortgage obligations, and the unrealized loss at December 31, 2010 is related to one Ginnie Mae collateralized mortgage obligation. These securities carry the full faith and credit guarantee of the U.S. government. Because the decline in fair value is attributable to changes in interest rates, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2011.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS
The following table presents the recorded investment in loans by portfolio segment. The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	September 30,	December 31,
	2011	2010

Commercial	$28,755	$38,194
Real estate:
Single-family residential	18,916	23,273
Multi-family residential	29,081	35,308
Commercial	72,049	80,725
Construction	—	4,919
Consumer:
Home equity lines of credit	15,400	16,316
Other	1,250	1,790

Subtotal	165,451	200,525
Less: Allowance for loan losses (ALLL)	(6,955)	(9,758)

Loans, net	$158,496	$190,767

Construction loans consisted of $2,324 in single-family residential loans and $2,595 in commercial real estate loans at December 31, 2010. There were no construction loans at September 30, 2011.

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
The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011
		Real Estate			Consumer
					Home equity lines
	Commercial	Single-family	Multi-family	Commercial	of credit	Other	Total

Beginning balance	$2,754	$242	$2,183	$2,632	$220	$19	$8,050
Addition to (reduction in ) provision for loan losses	(266)	(54)	1,015	(387)	100	(3)	405
Charge-offs	—	—	(867)	(580)	(149)	—	(1,596)
Recoveries	29	2	—	47	15	1	94
Reclass of ALLL on loan-related commitments (1)	2	—	—	—	—	—	2

Ending balance	$2,519	$190	$2,331	$1,712	$186	$17	$6,955

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)

	Nine months ended September 30, 2011
		Real Estate				Consumer
						Home equity
	Commercial	Single-family	Multi-family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758
Addition to (reduction in ) provision for loan losses	1,679	(43)	1,926	(1,247)	(74)	12	3	2,256
Charge-offs	(1,140)	(14)	(2,117)	(1,930)	—	(149)	(18)	(5,368)
Recoveries	100	6	2	170	—	20	10	308
Reclass of ALLL on loan-related commitments (1)	1	—	—	—	—	—	—	1

Ending balance	$2,519	$190	$2,331	$1,712	$—	$186	$17	$6,955

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet
Activity in the ALLL for the three and nine months ended September 30, 2010 was as follows:

	Three months ended	Nine months ended
	September 30,	September 30,
	2010	2010
Beginning balance	$10,074	$7,090
Provision for loan losses	617	7,303
Loans charged-off	(702)	(4,515)
Recoveries	68	179

Ending balance	$10,057	$10,057

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2011:

		Real Estate			Consumer
					Home equity lines of
	Commercial	Single-family	Multi-family	Commercial	credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$628	$—	$951	$140	$—	$—	$1,719
Collectively evaluated for impairment	1,891	190	1,380	1,572	186	17	5,236

Total ending allowance balance	$2,519	$190	$2,331	$1,712	$186	$17	$6,955

Loans:
Individually evaluated for impairment	$1,690	$—	$3,222	$5,446	$135	$—	$10,493
Collectively evaluated for impairment	27,065	18,916	25,859	66,603	15,265	1,250	154,958

Total ending loan balance	$28,755	$18,916	$29,081	$72,049	$15,400	$1,250	$165,451

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents loans individually evaluated for impairment by class of loans at September 30, 2011. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. There was no cash-basis interest income recognized during the three and nine months ended September 30, 2011.

	As of September 30, 2011			Three months ended September 30, 2011		Nine months ended September 30, 2011
	Unpaid Principal	Recorded	ALLL	Average Recorded	Interest Income	Average Recorded	Interest Income
	Balance	Investment	Allocated	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial	$1,416	$1,016	$—	$1,248	$7	$515	$7
Real estate:
Single-family residential	—	—	—	—	—	32	—
Multi-family residential	96	96	—	787	1	262	1
Commercial:
Non-owner occupied	2,983	1,422	—	2,236	9	796	9
Owner occupied	1,294	1,294	—	1,314	21	438	21
Land	798	682	—	684	11	688	32
Consumer:
Home equity lines of credit:
Originated for portfolio	135	135	—	135	—	136	—

Total with no allowance recorded	6,722	4,645	—	6,404	49	2,867	70

With an allowance recorded:
Commercial	1,564	674	628	515	8	1,163	8
Real estate:
Single-family residential	—	—	—	—	—	—	—
Multi-family residential	3,926	3,126	951	2,278	—	3,048	—
Commercial:
Non-owner occupied	2,156	2,048	140	1,379	31	1,752	31
Owner occupied	—	—	—	350	—	817	—

Total with an allowance recorded	7,646	5,848	1,719	4,522	39	6,780	39

Total	$14,368	$10,493	$1,719	$10,926	$88	$9,647	$109

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal	Recorded
	Balance	Investment	ALLL Allocated
With no related allowance recorded:
Commercial	$937	$587	$—
Real estate:
Single-family residential	461	142	—
Commercial:
Owner occupied	78	78	—
Land	695	700	—
Consumer:
Home equity lines of credit:
Originated for portfolio	138	138	—

Total with no allowance recorded	2,309	1,645	—

With an allowance recorded:
Commercial	2,035	1,636	332
Real estate:
Multi-family residential	3,996	3,985	1,296
Commercial:
Non-owner occupied	2,551	2,419	1,244
Owner occupied	1,055	1,053	32

Total with an allowance recorded	9,637	9,093	2,904

Total	$11,946	$10,738	$2,904

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2010	2010

Average of individually impaired loans during the period	$11,342	$11,822
Interest income recognized during impairment	10	25
Cash-basis interest income recognized	—	—

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
The following table presents the recorded investment in nonaccrual loans by class of loans:

	September 30, 2011	December 31, 2010

Nonaccrual loans:
Commercial	$274	$2,084
Real estate:
Single-family residential	707	266
Multi-family residential	3,126	3,986
Commercial:
Non-owner occupied	913	2,419
Owner occupied	—	1,131
Consumer:
Home equity lines of credit:
Originated for portfolio	159	161
Purchased for portfolio	101	—
Other consumer	—	10

Total nonaccrual loans	5,280	10,057

Total nonperforming loans	$5,280	$10,057

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2011 or December 31, 2010.
The following table presents the aging of the recorded investment in past due loans as of September 30, 2011 by class of loans:

	30 - 59 Days	60 - 89 Days	Greater than 90		Loans Not Past	Nonaccrual Loans Not
	Past Due	Past Due	Days Past Due	Total Past Due	Due	> 90 days Past Due

Commercial	$—	$—	$—	$—	$28,755	$274
Real estate:
Single-family residential	—	773	535	1,308	17,608	172
Multi-family residential	—	—	3,126	3,126	25,955	—
Commercial:
Non-owner occupied	—	53	828	881	36,911	85
Owner occupied	—	—	—	—	28,680	—
Land	—	—	—	—	5,577	—
Consumer:
Home equity lines of credit:
Originated for portfolio	—	—	159	159	12,258	—
Purchased for portfolio	—	—	101	101	2,882	—
Other	2	31	—	33	1,217	—

Total	$2	$857	$4,749	$5,608	$159,843	$531

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

Nonaccrual loans include some loans that were modified and identified as TDRs, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could have included a reduction in the interest rate, payment extensions, principal forgiveness, and other actions intended to maximize collection.
Nonaccrual TDRs were as follows:

	September 30, 2011	December 31, 2010
Commercial	$273	$1,597
Real estate:
Single-family residential	—	142
Multi-family residential	719	2,744

Total	$992	$4,483

The Company allocated $70 and $714 of specific reserves to loans whose terms have been modified in TDRs and were nonaccrual as of September 30, 2011 and December 31, 2010, respectively. The Company has not committed to lend additional amounts as of September 30, 2011 or December 31, 2010 to customers with outstanding loans that are classified as nonaccrual TDRs.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
Nonaccrual loans at September 30, 2011 and December 31, 2010, do not include $6,046 and $839, respectively of TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in impaired loan totals.
During the nine months ended September 30, 2011, the terms of certain loans were modified as TDRs. The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms.
Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from 1 to 6 years. Modifications involving an extension of the maturity date were for periods ranging from 9 months to 10 years.
The following table presents loans by class modified as TDRs that occurred during the nine months ended September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
TDRs:

Commercial	4	$1,774	$1,524

Real estate:
Multi-family residential	1	99	100
Commercial:
Non-owner occupied	4	2,586	2,586
Owner occupied	3	1,355	1,355

Total	12	$5,814	$5,565

The TDRs described above increased the allowance for loan losses by $685 and did not result in any charge-offs during the nine months ended September 30, 2011.
There was one multi-family residential real estate loan with a total recorded investment of $718 at September 30, 2011 which had been modified as a TDR in October 2010 for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2011. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral. The TDR that subsequently defaulted resulted in a charge-off of $800 during the three months ended September 30, 2011.
The terms of certain other loans were modified during the period ended September 30, 2011 that did not meet the definition of a TDR. These loans have a total recorded investment as of September 30, 2011 of $16,032. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in a payment that was considered to be insignificant or there were no concessions granted.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.
Certain loans which were modified during the nine months ended September 30, 2011 and did not meet the definition of a TDR as the modification was a delay in a payment that was considered to be insignificant had delays in payment ranging from 15 days to 6 months.
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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 3 — LOANS (continued)
Loans not meeting the criteria to be classified into one of the above categories are considered to be pass-rated loans. Loans listed as not rated are primarily groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. The recorded investment in loans by risk category and by class of loans as of September 30, 2011 and based on the most recent analysis performed follows. There were no loans rated doubtful at September 30, 2011.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$427	$21,009	$3,540	$3,779	$28,755
Real estate:
Single-family residential	18,209	—	—	707	18,916
Multi-family residential	—	18,566	5,143	5,372	29,081
Commercial:
Non-owner occupied	379	26,082	4,161	7,170	37,792
Owner occupied	—	22,822	4,389	1,469	28,680
Land	959	1,202	—	3,416	5,577
Consumer:
Home equity lines of credit:
Originated for portfolio	12,258	—	—	159	12,417
Purchased for portfolio	2,303	—	579	101	2,983
Other	1,250	—	—	—	1,250

	$35,785	$89,681	$17,812	$22,173	$165,451

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

Management’s loan review process includes the identification of substandard loans where accrual of interest continues because the loans are under 90 days delinquent and/or the loans are well secured, a complete documentation review had been performed, and the loans are in the active process of being collected, but the loans exhibit some type of weakness that could lead to nonaccrual status in the future. At September 30, 2011, in addition to the nonperforming loans discussed previously, twelve commercial loans totaling $3,505, three multi-family residential real estate loans totaling $2,246 and seventeen commercial real estate loans totaling $11,142 were classified as substandard. None of these loans was 30 days or more past due at September 30, 2011. At December 31, 2010, in addition to the nonperforming loans discussed previously, nine commercial loans totaling $3,250, six multi-family residential real estate loans totaling $5,781 and eight commercial real estate loans totaling $9,504 were classified as substandard. One of these loans, totaling $1,183 was 37 days delinquent at December 31, 2010 and none of the remaining loans was 30 days or more past due.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 4 — FORECLOSED ASSETS

	September 30, 2011	December 31, 2010
Commercial	$—	$1,000
Commercial real estate	3,509	3,509

Subtotal	3,509	4,509
Valuation allowance	(1,139)	—

Total	$2,370	$4,509

Foreclosed assets at September 30, 2011 and December 31, 2010 included three commercial real estate properties, while foreclosed assets at December 31, 2010 also included inventory related to a commercial loan. During the nine months ended September 30, 2011, a $1,139 valuation allowance was established on one of the commercial real estate properties, undeveloped commercial real estate located in Columbus, Ohio, due to a decline in real estate values. A $1,139 charge resulting from this valuation allowance is included in foreclosed assets expense in the consolidated statement of operations.

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

Fair Value
Measurements at
September 30, 2011
Using Significant Other
Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,832
Collateralized mortgage obligations	18,192

Total securities available for sale	$20,024

Loans held for sale	$2,262

Yield maintenance provisions (embedded derivatives)	$1,023

Interest rate lock commitments	$39

Financial Liabilities:
Interest-rate swaps	$1,023

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
No assets or liabilities measured at fair value on a recurring basis were measured using Level 1 or Level 3 inputs at September 30, 2011 or December 31, 2010.
Assets Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$7

Impaired loans:
Commercial		$246
Real Estate:
Multi-family residential		2,175
Commercial:
Non-owner occupied		2,640
Land		240

Total impaired loans		$5,301

Foreclosed assets:
Land		$1,209

	Fair Value Measurements at December 31, 2010 Using
	Significant Other	Significant
	Observable Inputs	Unobservable Inputs
	(Level 2)	(Level 3)

Loan servicing rights	$17

Impaired loans:
Commercial		$1,591
Real estate:
Single-family residential		142
Multi-family residential		2,690
Commercial:
Non-owner occupied		1,176
Owner occupied		1,020

Total impaired loans		$6,619

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
At September 30, 2011 and December 31, 2010, the Company had no assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 inputs.
Impaired loan servicing rights, which are carried at fair value, were carried at $7, which was made up of the amortized cost of $9, net of a valuation allowance of $2 at September 30, 2011. At December 31, 2010, impaired loan servicing rights were carried at $17, which was made up of the amortized cost of $22, net of a valuation allowance of $5. There was no charge against earnings with respect to servicing rights for the three months ended September 30, 2011, and a $3 increase in earnings for the nine months ended September 30, 2011. There was a $1 charge against earnings with respect to servicing rights for the three months ended September 30, 2010, and a $3 charge against earnings for the nine months ended September 30, 2010.
Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $10,887 with a valuation allowance of $1,719, resulting in a $379 additional provision recorded for impairment charges for the quarter ended September 30, 2011, and a $1,179 reduction in the valuation allowance for the nine months ended September 30, 2011. Impaired loans carried at the fair value of collateral had an unpaid principal balance of $10,693 with a valuation allowance of $2,898 at December 31, 2010. For the quarter ended September 30, 2010 there was an additional provision recorded for impairment charges of $171, and an additional provision of $936 recorded for impairment charges for the nine months ended September 30, 2010.
Foreclosed assets which are carried at fair value less costs to sell, were carried at $1,209, which was made up of the outstanding balance of $2,348, net of a valuation allowance of $1,139 at September 30, 2011, resulting in a charge of $1,139 for the nine months ended September 30, 2011. There was no charge against earnings for the three months ended September 30, 2011. There were no foreclosed assets measured at fair value in the prior year periods.
During the nine months ended September 30, 2011, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.
The carrying amounts and estimated fair values of financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$63,816	$63,816	$34,275	$34,275
Interest-bearing deposits in other financial institutions	1,984	1,984	—	—
Securities available for sale	20,024	20,024	28,798	28,798
Loans held for sale	2,262	2,262	1,953	1,953
Loans, net	158,496	162,883	190,767	194,970
FHLB stock	1,942	n/a	1,942	n/a
Accrued interest receivable	96	96	119	119
Yield maintenance provisions (embedded derivatives)	1,023	1,023	686	686
Interest rate lock commitments	39	39	41	41

Financial liabilities
Deposits	$(226,744)	$(229,516)	$(227,381)	$(228,859)
FHLB advances	(15,742)	(16,391)	(23,942)	(24,656)
Subordinated debentures	(5,155)	(2,546)	(5,155)	(2,653)
Accrued interest payable	(342)	(342)	(191)	(191)
Interest-rate swaps	(1,023)	(1,023)	(686)	(686)

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 5 — FAIR VALUE (continued)
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, interest-bearing deposits in other financial institutions, short-term borrowings, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The methods for determining the fair values for securities were described previously. Fair value of loans held for sale is based on binding quotes from third party investors. For fixed rate loans or deposits and for variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of Federal Home Loan Bank (FHLB) advances and other borrowings are based on current rates for similar financing. Fair value of subordinated debentures is based on discounted cash flows using current market rates for similar debt. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The method for determining the fair values for derivatives (interest-rate swaps, interest rate lock commitments and yield maintenance provisions) was described previously. The fair value of off-balance sheet items is not considered material.
NOTE 6 —FHLB ADVANCES
Advances from the FHLB were as follows:

		September 30,	December 31,
	Rate	2011	2010
Fixed-rate advances:
Maturing March 2011	1.90%	$—	$2,200
Maturing April 2011	2.88%	—	3,000
Maturing July 2011	3.85%	—	3,000
Maturing April 2012	2.30%	5,000	5,000
Maturing June 2012	2.05%	742	742
Maturing January 2014	3.12%	5,000	5,000
Maturing May 2014	3.06%	5,000	5,000

Total		$15,742	$23,942

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.
The advances were collateralized as follows:

	September 30,	December 31,
	2011	2010

First mortgage loans under a blanket lien arrangement	$11,567	$14,922
Multi-family mortgage loans	4,010	10,670
Commercial real estate loans	3,415	1,985
Securities	10,298	10,657
Cash	800	800

Total	$30,090	$39,034

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 6 —FHLB ADVANCES (continued)
Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $20,601 from the FHLB at September 30, 2011. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year.
Payment information

Payments over the next five years are as follow:
September 30, 2012	$5,742
September 30, 2014	10,000

Total	$15,742

NOTE 7 — OTHER BORROWINGS
There were no outstanding borrowings with the Federal Reserve Bank (FRB) at September 30, 2011 or at December 31, 2010.
Assets pledged as collateral with the FRB were as follows:

	September 30, 2011	December 31, 2010
Commercial loans	$7,088	$13,131
Commercial real estate loans	21,503	26,214

	$28,591	39,345

Based on the collateral pledged, CFBank was eligible to borrow up to $14,993 from the FRB at September 30, 2011. The decline in the pledged loan balances at September 30, 2011 was related to a decline in eligible loans due to principal reductions, payoffs and credit downgrades compared to December 31, 2010. In April 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50bp higher.
CFBank has a line of credit with one commercial bank, totaling $1,000 at September 30, 2011. At September 30, 2011 there was no outstanding balance on this line of credit. CFBank had a line of credit with another commercial bank, totaling $3,000 at December 31, 2010, which was terminated by the commercial bank in March 2011 due to CFBank’s financial performance. At December 31, 2010 and at termination, there was no outstanding balance on this line of credit.

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
The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 30, 2033. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture. There are no required principal payments on the subordinated debentures over the next five years. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly payment due on December 31, 2010 in order to preserve cash at the Holding Company. As of September 30, 2011, four quarterly interest payments had been deferred. Cumulative deferred interest payments totaled $166 at September 30, 2011 and $40 at December 31, 2010.
The trust preferred securities and subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.10% at September 30, 2011 and 3.15% at December 31, 2010.
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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION
The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that was charged against income for those Plans totaled $8 and $34, respectively, for the three and nine months ended September 30, 2011. Total compensation cost that was charged (credited) to income for those Plans was $6 and ($6), respectively, for the three and nine months ended September 30, 2010. Compensation cost resulted in a credit to income for the nine months ended September 30, 2010 due to forfeitures of previous stock option grants and restricted stock awards in excess of the cost of those earned during the periods. The total income tax (expense) benefit was $1 and $7, respectively, for the three and nine months ended September 30, 2011, and $1 and ($1), respectively, for the three and nine months ended September 30, 2010.
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
Stock Options
The Plans permit the grant of stock options to directors, officers and employees for up to 1,693,887 shares of common stock, net of restricted stock awards. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years and are exercisable for ten years from the date of grant. Unvested stock options immediately vest upon a change in control.
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
The fair value of the options granted during the three and nine months ended September 30, 2011 and 2010 was determined using the following weighted-average assumptions as of the grant dates.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Risk-free interest rate	n/a	2.38%	2.98%	2.38%
Expected term (years)	n/a	7	7	7
Expected stock price volatility	n/a	47%	46%	47%
Dividend yield	n/a	3.45%	1.41%	3.45%

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION (continued)
A summary of stock option activity in the Plans for the nine months ended September 30, 2011 follows:

			Weighted Average
			Remaining
		Weighted Average	Contractual Term
	Shares	Exercise Price	(Years)	Intrinsic Value

Outstanding at beginning of year	269,776	$6.04
Granted	6,300	1.70
Exercised	—	—
Expired	—	—
Cancelled or Forfeited	(52,796)	10.58

Outstanding at end of year	223,280	$4.84	6.7	$—

Expected to vest	89,350	$0.97	9.1	$—

Exercisable at end of period	133,930	$7.43	5.1	$—

During the nine months ended September 30, 2011, there were 52,796 stock options canceled or forfeited. Previously recognized expense associated with nonvested forfeited shares is reversed.
Information related to the Plans during the three and nine months ended September 30, 2011 and 2010 follows.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Weighted average fair value of options granted	n/a	$0.51	$0.75	$0.51
As of September 30, 2011, there was $13 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.5 years. Substantially all of the 89,350 nonvested stock options at September 30, 2011 are expected to vest.
Restricted Stock Awards
The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to three years. There were 1,151,158 shares available to be issued, net of option awards under the Plans at September 30, 2011. There were no shares issued during the nine months ended September 30, 2011.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 9 — STOCK-BASED COMPENSATION (continued)
A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2011 follows:

		Weighted Average
		Grant-Date Fair
Nonvested Shares	Shares	Value

Nonvested at January 1, 2011	38,418	$1.54
Granted	—	—
Vested	(14,418)	1.82
Forfeited	—	—

Nonvested at September 30, 2011	24,000	$1.38

As of September 30, 2011, there was $16 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.4 years. The total fair value of shares vested during the three and nine months ended September 30, 2011 was $2 and $14, respectively. The total fair value of shares vested during the nine months ended September 30, 2010 was $24. There were no shares vested during the three months ended September 30, 2010.

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
The Preferred Stock has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of Preferred Stock have no voting rights. If any quarterly dividend payable on the Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders will be entitled to vote for the election of two additional directors. These voting rights terminate when the Company has paid the dividends in full. The Holding Company’s Board of Directors elected to defer the dividends beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. As of September 30, 2011, four quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $370 at September 30, 2011 and $90 at December 31, 2010. Although deferred, the dividends have been accrued with an offsetting charge to accumulated deficit.
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
On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Board of Governors of the Federal Reserve System replaced the OTS as the primary regulator of the Holding Company and the Comptroller of the Currency (OCC) replaced the OTS as the primary regulator of CFBank.
The Holding Company Order requires it, among other things, to: (i) submit by June 30, 2011 a capital plan to regulators that establishes a minimum tangible capital ratio commensurate with the Holding Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Holding Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Holding Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (v) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators.
The CFBank Order requires it, among other things, to: (i) have by September 30, 2011, and maintain thereafter, 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by June 30, 2011 a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) submit a contingency plan providing for a merger or voluntary dissolution of CFBank if capital does not reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans without regulatory approval; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth to net interest credited on deposit liabilities absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; and (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the Federal Deposit Insurance Corporation (FDIC) limits on brokered deposits. As a result of the CFBank Order, CFBank is considered “adequately capitalized” for regulatory purposes.
The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)
Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval. CFBank received a limited waiver from the prohibition on renewal of brokered deposits from the FDIC, which expired on September 20, 2011, and a second limited waiver was requested and received, which expires on December 19, 2011. The current waiver allows CFBank to rollover/renew core deposits in the Certificate of Deposit Account Registry Service® (CDARS) program that have yet to mature or have matured and remained with CFBank between September 21, 2011 and December 19, 2011. The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts our liquidity management. As a result of the losses in 2009, 2010 and the first quarter of 2011, management had been concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively in 2011, prior to receipt of the CFBank Order, to build on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity. At September 30, 2011, CFBank had $56,383 in brokered deposits with maturity dates from October 2011 through August 2016. At September 30, 2011, cash and unpledged securities totaled $65,091, which was sufficient to cover all brokered deposit maturities.
The Company announced the terms of a proposed registered common stock offering of up to $30,000, consisting of a $25,000 rights offering and a $5,000 offering to a group of standby purchasers, on August 9, 2011. Under the terms of the rights offering, all record holders of the Company’s common stock as of a date to be determined will receive, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right will entitle the holder of the right to purchase 6.0480 shares of Company common stock at a subscription price of $1.00 per share. The rights offering will commence as soon as practicable after SEC review of the registration statement relating to the offering. Any shares not subscribed for in the rights offering may be offered in a public offering. In addition, for each four shares of common stock purchased, purchasers will receive, at no charge, one warrant to purchase one additional share of common stock at a purchase price of $1.00 per share. The warrants will be exercisable for three years. The Company has separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements the standby purchasers will acquire 5.0 million shares of Company common stock at a price of $1.00 per share and receive warrants with the same terms and conditions as all purchasers in the rights offering. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $16,500 in net proceeds from the rights offering. The registration statement is on file with the SEC, but is not yet effective.
We have taken such actions as we believe are necessary to comply with all requirements of the Orders which are currently effective and we are continuing to work toward compliance with the provisions of the Orders having future compliance dates. Although we did not comply with the higher capital ratio requirements by the September 30, 2011 required date, based on informal discussions with our regulators and due to the pendency of the stock offering, management does not expect that any additional material restrictions or penalties will be imposed by regulators as a result of not complying with the September 30, 2011 deadline, assuming we are able to raise sufficient capital in the stock offering in a reasonable period of time.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)
Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Prompt Corrective		By Terms Of
	Actual		Adequacy Purposes		Action Regulations		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011
Total Capital to risk weighted assets	$16,675	10.41%	$12,820	8.00%	$16,025	10.00%	$19,230	12.00%

Tier 1 (Core) Capital to risk weighted assets	14,624	9.13%	6,410	4.00%	9,615	6.00%	N/A	N/A

Tier 1 (Core) Capital to adjusted total assets	14,624	5.55%	10,536	4.00%	13,170	5.00%	21,072	8.00%

Tangible Capital to adjusted total assets	14,624	5.55%	3,951	1.50%	N/A	N/A	N/A	N/A
The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets. CFBank will not be considered well-capitalized as long as it is subject to individual minimum capital requirements.

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

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 12 — REGULATORY MATTERS (continued)
The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter. Management believes that this test has been and continues to be met at September 30, 2011.
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
The Holding Company’s available cash at September 30, 2011 is sufficient to cover operating expenses, at their current level, for approximately 8 months. The Board of Directors elected to defer scheduled dividend payments related to the Preferred Stock beginning with the November 15, 2010 payment, and the interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments and, pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock without the prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System.
As of September 30, 2011, pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC. Future dividend payments by CFBank to the Holding Company would be based on future earnings and the approval of the OCC. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Assuming we are able to raise sufficient capital in the stock offering, a portion of the proceeds from the stock offering are expected to be retained at the Holding Company for general corporate purposes, and are expected to be sufficient to support the Holding Company’s cash requirements. Given the uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the current levels of problem assets, the continuing depressed economy, the prohibition on origination of nonresidential real estate loans and commercial loans contained in the CFBank Order and the longer periods of time necessary to workout problem assets in the current economy, the Board of Directors and management are exploring additional funding sources to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 13 — DERIVATIVE INSTRUMENTS
Interest-rate swaps
CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $7,998 at September 30, 2011 and $8,278 at December 31, 2010.
The objective of the interest-rate swaps is to protect the related fixed rate commercial real estate loans from changes in fair value due to changes in interest rates. CFBank has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges. Accordingly, both instruments are carried at fair value and changes in fair value are reported in current period earnings. CFBank currently does not have any derivatives designated as hedges.
Contingent Features: The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2011, CFBank had pledged $1,744 in securities as collateral for these derivatives. Should the liability increase, CFBank will be required to pledge additional collateral, and has additional collateral available to pledge, if required.
Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status due to the CFBank Order. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank’s capital is less than required for well-capitalized status. If the counterparty elected to request payment, CFBank would incur an expense of $1,023 based on the September 30, 2011 valuation of the interest-rate swaps. The yield maintenance provisions may not be unwound to offset the expense associated with repayment of the interest-rate swaps, as they may only be invoked in the event of prepayment of the borrowers’ loans. Should interest rates decrease from September 30, 2011 levels, the expense may increase in the event the swaps are called.
Summary information about the derivative instruments is as follows:

	September 30,	December 31,
	2011	2010

Notional amount	$7,998	$8,278
Weighted average pay rate on interest-rate swaps	3.86%	4.02%
Weighted average receive rate on interest-rate swaps	0.26%	0.27%
Weighted average maturity (years)	5.8	7.4
Fair value of interest-rate swaps	$(1,023)	$(686)
Fair value of yield maintenance provisions	1,023	686
The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three or nine months ended September 30, 2011 or 2010.

CENTRAL FEDERAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
NOTE 14 — OTHER COMPREHENSIVE INCOME (LOSS)
Other comprehensive income (loss) and related tax effects are as follows for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010

Change in unrealized holding gains (losses) on securities available for sale	$(98)	$(57)	$(14)	$(22)
Reclassification adjustment for gains realized in income	(232)	(228)	(232)	(468)

Net change in unrealized gains (losses)	(330)	(285)	(246)	(490)
Tax effect	—	—	—	—

Net of tax amount	$(330)	$(285)	$(246)	$(490)

The following is a summary of the accumulated other comprehensive income balances net of tax.

	Balance at
	December 31,	Current period	September 30,
	2010	change	2011

Unrealized gains (losses) on securities available for sale	$672	$(246)	$426

NOTE 15 — CONTINGENT LIABILITIES
CFBank participates in a multi-employer contributory trusteed pension plan. On August 10, 2011, CFBank was notified by the trustees of the plan that, due to CFBank’s financial performance and the CFBank Order, it will be required make a contribution or provide a letter of credit in the amount of the funding shortfall plus estimated cost of annuitization of benefits in the plan, which was determined to be $579. CFBank obtained a letter of credit from the FHLB for this amount. The cost of obtaining the letter credit was $1. CFBank may be required to make additional contributions or provide additional amounts via an expanded letter of credit if the funding shortfall increases in the future. If CFBank’s financial condition should worsen in the future, the trustee may execute the letter of credit, resulting in a charge to CFBank.

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
Forward-Looking Statements
Statements in this Form 10-Q and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us pursuant to the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the Company, as defined below, management or Boards of Directors; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:
•
a continuation of current high unemployment rates and difficult economic conditions or adverse changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs and provision for loan loss expense;

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
•
results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan losses or write down assets;

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
CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of online internet banking, mobile banking, remote deposit, corporate cash management and telephone banking. We attract deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit. See the section titled “Cease and Desist Orders” for information regarding limitations on origination of nonresidential real estate and commercial loans. The majority of our customers are small businesses, small business owners and consumers.
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
On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) which could impact the performance of the Company in future periods. The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing, and, when appropriate, submitting comments to the SEC and Financial Accounting Standards Board (FASB) with respect to existing or proposed accounting principles, standards or procedures. Further, the Dodd-Frank Act retained the thrift charter and merged the Office of Thrift Supervision (OTS), the former regulator of CFBank, into the OCC. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until full implementation is completed.

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
Cease and Desist Orders
On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the OTS, the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Act, the Board of Governors of the Federal Reserve System replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank. The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators. See Note 12 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding the Orders.
The Company announced a proposed registered common stock offering of up to $30.0 million, consisting of a $25.0 million rights offering and a $5.0 million offering to a group of standby purchasers, on August 9, 2011. See Note 12 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding the proposed registered common stock offering.
We have taken such actions as we believe are necessary to comply with all requirements of the Orders which are currently effective and we are continuing to work toward compliance with the provisions of the Orders having future compliance dates. Although we did not comply with the higher capital ratio requirements by the September 30, 2011 required date, based on informal discussions with our regulators and due to the pendency of the stock offering, management does not expect that any additional material restrictions or penalties will be imposed by regulators as a result of not complying with the September 30, 2011 deadline, assuming we are able to raise sufficient capital in the stock offering in a reasonable period of time. The Holding Company and CFBank have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the Orders.
Certain provisions of the Orders that could have a material negative impact on the financial condition and operating results of CFBank and the Holding Company are as follows:
1.
Because the CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, CFBank is no longer considered well-capitalized under the prompt corrective action regulations and is deemed adequately capitalized so long as it maintains at least 4% core capital, 4% tier 1 risk-based capital and 8% total risk-based capital. At September 30, 2011, CFBank had 5.55% core capital, 9.13% tier 1 risk-based capital and 10.41% total risk-based capital. If CFBank capital falls below the levels to be considered adequately capitalized, it may be subject to substantially more regulatory scrutiny.

2.
Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval and is subject to market rates published by the FDIC when offering deposits to the general public. See the section titled “Financial Condition - Deposits” and the section titled “Liquidity and Capital Resources” for additional information regarding these regulatory restrictions.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
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
Financial Condition
General. Assets totaled $265.4 million at September 30, 2011 and decreased $9.8 million, or 3.6%, from $275.2 million at December 31, 2010. The decrease was due to a $32.3 million decrease in net loan balances and an $8.8 million decrease in securities available for sale, partially offset by a $29.5 million increase in cash and cash equivalents and a $2.0 million increase in interest-bearing deposits in other financial institutions.
Cash and cash equivalents. Cash and cash equivalents totaled $63.8 million at September 30, 2011 and increased $29.5 million, or 86.2%, from $34.3 million at December 31, 2010. The increase in cash and cash equivalents was a result of building on-balance-sheet liquidity. As a result of the losses in 2009, 2010 and the first quarter of 2011, management was concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively, prior to receipt of the CFBank Order in May 2011, to build liquidity to deal with potential retail deposit outflows and potential decreased borrowing capacity from the FHLB and the FRB. The increase in liquidity was primarily due to cash flows from the securities portfolio through sales, scheduled maturities and repayments, and cash flows from the loan portfolio which were not redeployed into new loan originations. The increase in liquidity had a negative impact on net interest margin because the yield on cash and cash equivalents was significantly less than the yield on securities and loans.
Interest-bearing deposits in other financial institutions. Interest-bearing deposits in other financial institutions totaled $2.0 million at September 30, 2011. These deposits represent investments in certificates of deposit held at other financial institutions that are fully insured by the FDIC. The investments have a weighted average yield of 1.16% and were made to enhance the yield on earning assets compared to investing these funds in short-term federal funds sold earning 0.25%. There were no interest-bearing deposits in other financial institutions at December 31, 2010.
Securities. Securities available for sale totaled $20.0 million at September 30, 2011 and decreased $8.8 million, or 30.5%, compared to $28.8 million at December 31, 2010. The decrease was due to sales and scheduled maturities and repayments in excess of purchases during the current year period as management acted to increase liquidity, as discussed previously. See the section titled “Comparison of the Results of Operations for the Nine Months Ended September 30, 2011 and 2010 — Noninterest Income” for additional information on security sales.
Loans. Net loans totaled $158.5 million at September 30, 2011 and decreased $32.3 million, or 16.9%, from $190.8 million at December 31, 2010. The decrease was primarily due to lower commercial, multi-family residential, commercial real estate and single-family residential loan balances and, to a lesser extent, lower consumer loan balances. Beginning in June 2010 and continuing in 2011, management slowed new lending to increase our capital ratios and, since receipt of the CFBank Order, to comply with lending restrictions. Commercial, commercial real estate and multi-family loans, including related construction loans decreased $26.9 million, or 17.2%, and totaled $129.9 million at September 30, 2011. The decrease was primarily in commercial real estate loan balances, including related construction loans, which decreased $11.3 million, or 13.5%, due to principal repayments and payoffs in excess of current year originations and $1.9 million in charge-offs related to three borrowers. Construction loans on commercial real estate properties, which totaled $2.6 million at December 31, 2010, were converted to permanent loans on the related commercial real estate properties in 2011. Commercial loans decreased by $9.4 million, or 24.7%, due to principal repayments and payoffs in excess of

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
current year originations and $1.1 million in charge-offs related to two borrowers. Multi-family residential loans decreased by $6.2 million, or 17.6%, primarily related to principal repayments and payoffs in excess of current year originations and $2.1 million in charge-offs related to two borrowers. Single-family residential mortgage loans, including related construction loans totaled $18.9 million at September 30, 2011 and decreased $6.7 million, or 26.1%, from $25.6 million at December 31, 2010. The decrease in mortgage loans was due to current period principal repayments and payoffs in excess of loans originated for portfolio. Construction loans on single-family residential properties, which totaled $2.3 million at December 31, 2010, were either converted to permanent mortgages on the related single-family residential properties or repaid in 2011. Consumer loans totaled $16.7 million at September 30, 2011 and decreased $1.5 million, or 8.0%, due to repayments of auto loans and home equity lines of credit.
Allowance for loan losses. The ALLL totaled $7.0 million at September 30, 2011 and decreased $2.8 million, or 28.7%, from $9.8 million at December 31, 2010. The decrease in the ALLL was due to a 17.5% decrease in overall loan balances, the charge-off of certain nonperforming loans, a 47.5% decrease in nonperforming loans and a 19.4% decrease in criticized and classified loans during the nine months ended September 30, 2011. The ratio of the ALLL to total loans was 4.20% at September 30, 2011, compared to 4.87% at December 31, 2010.
The ALLL for the commercial real estate loan segment of the loan portfolio totaled $1.7 million at September 30, 2011 and decreased $3.0 million, or 63.7%, from $4.7 million at December 31, 2010. The decrease in the ALLL for this segment of the portfolio was due to a 10.8% decrease in overall commercial real estate loan balances, the charge-off of certain nonperforming commercial real estate loans, a 74.3% decrease in nonperforming commercial real estate loans, an 81.1% decrease in past due commercial real estate loans and an 8.0% decrease in criticized and classified commercial real estate loans during the nine months ended September 30, 2011.
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
The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Commercial, commercial real estate and multi-family residential loans, regardless of size, and all other loans over $500,000 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. Loans for which the terms have been modified to grant concessions, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and are classified as impaired. If a loan is determined to be impaired, the loan is evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Individually impaired loans totaled $10.5 million at September 30, 2011 and decreased $245,000, or 2.3%, from $10.7 million at December 31, 2010. The decrease was primarily due to loan charge-offs, which totaled $5.4 million during the nine months ended September 30, 2011, partially offset by loans totaling $4.8 million classified as TDRs as a result of implementing ASU No. 2011-02, Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU required a review of all loan modifications performed since January 1, 2011 and, if such loans were determined to be a TDR under the guidance, they were recorded as such at September 30, 2011. All of the $4.8 million in loans classified as TDRs were performing according to the terms of the restructured agreements at September 30, 2011 and none of the loans was nonaccrual. The amount of the ALLL specifically allocated to individually impaired loans totaled $1.7 million at September 30, 2011 and $2.9 million at December 31, 2010.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $4.8 million, or 47.5%, and totaled $5.3 million at September 30, 2011, compared to $10.1 million at December 31, 2010. The decrease in nonperforming loans was primarily due to $5.4 million in loan charge-offs, and, to a lesser extent, loan payments and proceeds from the sale of the underlying collateral of various loans, partially offset by $3.1 million in additional loans that became nonperforming during 2011. The $3.1 million in loans that became nonperforming during 2011 were primarily related to one multi-family loan relationship which totaled $2.4 million at September 30, 2011. The ratio of nonperforming loans to total loans improved to 3.19% at September 30, 2011, compared to 5.02% at December 31, 2010. The following table presents information regarding the number and balance of nonperforming loans at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Number of		Number of
	loans	Balance	loans	Balance
	(Dollars in thousands)
Commercial	2	$274	5	$2,084
Single-family residential real estate	9	707	3	266
Multi-family residential real estate	3	3,126	3	3,986
Commercial real estate	4	913	5	3,550
Home equity lines of credit	4	260	2	161
Other consumer loans	—	—	1	10

Total	22	$5,280	19	$10,057

Nonaccrual loans include some loans that were modified and identified as TDRs, where concessions had been granted to borrowers experiencing financial difficulties. These concessions could have included a reduction in the interest rate, payment extensions, principal forgiveness and other actions intended to maximize collection. TDRs included in nonaccrual loans totaled $992,000 at September 30, 2011 and $4.5 million at December 31, 2010. The decrease in TDRs included in nonaccrual loans was primarily due to write-offs and repayments with proceeds from sales of collateral underlying the loans.
Nonaccrual loans at September 30, 2011 and December 31, 2010 do not include $6.0 million and $839,000, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.
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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
All lending activity involves risk of loss. Certain types of loans, such as option adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending, used option ARM products or made loans with initial teaser rates. Information about junior lien mortgages and high loan-to-value ratio mortgages are set forth below.
Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $2.8 million, or 9.7% of the commercial loan portfolio, at September 30, 2011. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At September 30, 2011, none of the unsecured loans was 30 days or more delinquent.
One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the allowance determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or other valuation methods, including Broker Price Opinions, were used to estimate declines in value for consideration in determining the allowance. Within the real estate loan portfolio, in the aggregate, including single-family, multi-family and commercial real estate, generally at origination, approximately 90% of the portfolio had loan-to-value ratios of 85% or less. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at September 30, 2011; however, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family real estate, may expose the Company to additional losses.
Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $13.8 million, or 47.8% of the commercial portfolio at September 30, 2011. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank. Interest only home equity lines of credit totaled $12.9 million, or 83.8% of total home equity lines of credit at September 30, 2011.
Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The outstanding principal balance of the purchased home equity lines of credit totaled $3.0 million at September 30, 2011, and $1.5 million, or 50.4%, of the balance is collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to 50% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. There were thirteen loans with an aggregate principal balance outstanding of $1.0 million at September 30, 2011, where the loan balance exceeded the collateral value, generally determined using automated valuation methods, by an aggregate amount of $818,000. None of these loans was greater than 90 days delinquent or on nonaccrual status at September 30, 2011. Although the depressed state of the housing market and general economy has continued, we had only one write-off totaling $149,000 in the purchased portfolio during the nine months ended September 30, 2011, compared to four loans totaling $720,000 during the nine months ended September 30, 2010. We continue to monitor collateral values and borrower FICO® scores and, when the individual loan situation warrants, have frozen the lines of credit.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed to monitor credit risk for commercial, commercial real estate and multi-family residential loans. Credit reviews for these loan types are performed at least annually, and more often for loans with higher credit risk. Loan officers maintain close contact with borrowers between reviews. Adjustments to loan risk ratings are based on the reviews and at any time information is received that may affect risk ratings. Additionally, an independent third party review of commercial, commercial real estate and multi-family residential loans, which was performed annually prior to June 2010, is now performed semi-annually. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures, and to provide an independent assessment of our internal loan risk rating system.
We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Assets designated as special mention are considered criticized assets. Assets designated as substandard, doubtful or loss, are considered classified assets. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for descriptions of the regulatory asset classifications.
The level of CFBank’s criticized and classified assets continues to be negatively impacted by the increasing duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. Despite these issues, progress has been made. Loans classified as special mention totaled $17.8 million at September 30, 2011, and decreased $3.2 million, or 15.1%, compared to $21.0 million at December 31, 2010. Loans classified as substandard totaled $22.2 million at September 30, 2011, and decreased $6.4 million, or 22.5%, compared to $28.6 million at December 31, 2010. No loans were classified doubtful or loss at either date. The decrease in loans classified as special mention and substandard was due to charge-offs of $5.4 million and, to a lesser extent, principal repayments and payoffs since December 31, 2010. See Note 3 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding risk classification of loans.
We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2011; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.
Foreclosed assets. Foreclosed assets totaled $2.4 million at September 30, 2011 and decreased $2.1 million, or 47.4%, from $4.5 million at December 30, 2010. The decrease was due to the sale of $1.0 million in inventory from a jewelry manufacturer that had been foreclosed in December 2010, which resulted in no additional loss, and a $1.1 million charge to foreclosed asset expense related to a commercial real estate property as described in further detail below.
Foreclosed assets included $1.2 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively, related to approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. This property was acquired by CFBank through foreclosure due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan. A $982,000 charge-off was recorded when the property was foreclosed in April 2010. During the current year period, a current appraisal was performed on this property evidencing a further decline in value, which resulted in a charge to foreclosed assets expense of $1.1 million. Although the property is listed for sale, current economic conditions negatively impact the market for undeveloped land, and sale of this property in the near future is unlikely.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Foreclosed assets at September 30, 2011 and December 31, 2011 also included $967,000 related to a commercial building near Cleveland, Ohio that is currently 93% occupied and providing sufficient cash flow to cover operating expenses. A $201,000 charge-off was recorded when the property was foreclosed in November 2010. CFBank owns a participating interest in this property and the lead bank is currently managing the building operations, including listing and sale of the property. Foreclosed assets at September 30, 2011 and December 31, 2010 also included $194,000 related to a condominium in Akron, Ohio that is currently vacant and listed for sale. A $48,000 charge-off was recorded when the property was foreclosed in October 2010.
There were no assets acquired by CFBank through foreclosure during the nine months ended September 30, 2011. The level of foreclosed assets may increase in the future as we continue our workout efforts related to nonperforming and other loans with credit issues.
Deposits. Deposits totaled $226.7 million at September 30, 2011 and decreased $637,000, or .3%, from $227.4 million at December 31, 2010. The decrease was primarily due to a $14.0 million decrease in money market account balances, partially offset by an $8.9 million increase in certificate of deposit account balances, a $3.1 million increase in interest bearing checking account balances and a $1.6 million increase in savings balances.
Certificate of deposit account balances increased $8.9 million during the nine months ended September 30, 2011 due to a $20.5 million increase in retail deposit accounts, partially offset by an $11.6 million decrease in brokered deposits. Retail certificate of deposit account balances increased primarily due to competitive pricing strategies related to accounts with maturities of two years and longer. The increase in retail certificate of deposit account balances during the nine months ended September 30, 2011 increased the weighted average maturity of total certificate of deposit accounts from 16 months at December 31, 2010 to 21 months at September 30, 2011. Due to the low market interest rate environment, we were able to extend these maturities without increasing the weighted average cost of certificates of deposit, which was 1.70% at both September 30, 2011 and December 31, 2010.
CFBank is a participant in the CDARS program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. CDARS balances are considered brokered deposits by regulation. Brokered deposits, including CDARS balances totaled $56.4 million at September 30, 2011, and decreased $11.6 million, or 17.1%, from $68.0 million at December 31, 2010. During the nine months ended September 30, 2011 and prior to receipt of the CFBank Order, $9.6 million in brokered deposits were issued with an average life of 39 months at an average cost of 1.46%. The increase in brokered deposits was based on CFBank’s determination to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.
Customer balances in the CDARS program totaled $13.4 million at September 30, 2011 and decreased $15.8 million, or 54.0%, from $29.2 million at December 31, 2010. Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances. Customer balances in the CDARS program have decreased $11.0 million since May 2011 as a result of this prohibition. The remaining decrease, prior to receipt of the CFBank Order, was due to customers seeking higher short-term yields than management was willing to offer in the CDARS program based on CFBank’s asset/liability management strategies. Customer balances in the CDARS program represented 23.8% of total brokered deposits at September 30, 2011 and 42.9% of total brokered deposits at December 31, 2010. We expect customer deposits in the CDARS program will continue to decrease as a result of the prohibition on brokered deposits contained in the CFBank Order. CFBank received a limited waiver of the prohibition on renewing brokered deposits from the FDIC, which expired on September 20, 2011, and a second limited waiver was requested and received, which expires on December 19, 2011. The current waiver allows CFBank to rollover/renew core deposits in the CDARS program that have yet to mature or have matured and remained with CFBank between September 21, 2011 and December 19, 2011. Management intends to submit additional requests for waivers in the future, however there can be no assurance that the requests will be granted by the FDIC or that customers will rollover/renew their CDARS deposits even if we are granted additional waivers.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Money market account balances totaled $42.9 million at September 30, 2011 and decreased $13.9 million, or 24.6%, from $56.8 million at December 31, 2010. The decrease was due to customers seeking higher yields than management was willing to offer on these short-term funds, based on asset/liability management strategies.
Long-term FHLB advances. Long-term FHLB advances totaled $15.7 million at September 30, 2011 and decreased $8.2 million, or 34.3%, from $23.9 million at December 31, 2010 due to repayment of maturing advances. The advances were repaid with the increase in cash and cash equivalents in accordance with the Company’s liquidity management program in order to maintain borrowing capacity with the FHLB. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year. See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.
Subordinated debentures. Subordinated debentures totaled $5.2 million at September 30, 2011 and December 31, 2010. These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company. The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $166,000 at September 30, 2011 and $40,000 at December 31, 2010. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.
Stockholders’ equity. Stockholders’ equity totaled $11.4 million at September 30, 2011 and decreased $4.6 million, or 28.5%, from $16.0 million at December 31, 2010. The decrease was due to the $4.1 million net loss, $317,000 in preferred stock dividends accrued but not paid and accretion of discount on preferred stock related to the TARP Capital Purchase Program, and a $246,000 decrease in unrealized gains in the securities portfolio.
The Holding Company is a participant in the TARP Capital Purchase Program and issued $7.2 million of preferred stock to Treasury on December 5, 2008. In connection with the issuance of the preferred stock, the Holding Company also issued to Treasury a warrant to purchase 336,568 shares of the Company’s common stock at an exercise price of $3.22 per share. See Note 10 and 11 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding the preferred stock and warrant. The Holding Company’s Board of Directors elected to defer dividend payments on the preferred stock beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. At September 30, 2011, four quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $370,000 at September 30, 2011 and $90,000 at December 31, 2010. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the preferred stock, or its common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the Board of Governors of the Federal Reserve System. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.
With the capital provided by the TARP Capital Purchase Program, we have continued to make financing available to businesses and consumers in our market areas. Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through September 30, 2011, we have originated or renewed $243.0 million in loans.
The Company announced the terms of a proposed registered common stock offering of up to $30.0 million, consisting of a $25.0 million rights offering and a $5.0 million offering to a group of standby purchasers, on August 9, 2011. See Note 12 to the consolidated financial statements included in this report on Form 10-Q for additional information regarding the proposed registered common stock offering.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Comparison of the Results of Operations for the Three Months Ended September 30, 2011 and 2010
General. Net loss totaled $435,000, or $(.13) per diluted common share, for the quarter ended September 30, 2011, compared to a net loss of $232,000, or $(.08) per diluted common share, for the quarter ended September 30, 2010. The $203,000 increase in the net loss for the three months ended September 30, 2011 was primarily due to a $598,000 decrease in net interest income and an $81,000 decrease in noninterest income, partially offset by a $212,000 decrease in the provision for loan losses and a $226,000 decrease in noninterest expense, as compared to the three months ended September 30, 2010.
The $598,000 decrease in net interest income was due to a 76 basis point (bp) decrease in net interest margin from 3.12% in the September 2010 quarter to 2.36% in the September 2011 quarter. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments and a decrease in the average balance of loans outstanding negatively impacted the net interest margin during the quarter ended September 30, 2011.
Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $212,000 decrease in the provision for loan losses during the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. The decrease in the provision was due to a decrease in nonperforming loans, classified and criticized loans and overall loan portfolio balances compared to the prior year quarter.
The $226,000 decline in noninterest expenses was primarily due to a $109,000 decline in salaries and employee benefits due to lower staffing levels compared to the prior year quarter, and a $128,000 decline in professional fees due to lower loan-related legal expense, audit and accounting fees, and other professional fees compared to the prior year quarter.
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
Net interest income totaled $1.5 million for the quarter ended September 30, 2011 and decreased $598,000, or 29.1%, compared to $2.1 million for the quarter ended September 30, 2010. The margin decreased 76 bp to 2.36% in the third quarter of 2011, compared to 3.12% in the third quarter of 2010. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 93 bp and the average cost of interest-bearing liabilities decreased 18 bp in the quarter ended September 30, 2011, compared to the quarter ended September 30, 2010. The average yield on interest-earning assets decreased due to a decrease in both the average loan and securities balances, and a decrease in the average yield on these assets, in addition to and an increase in average other earning asset balances, primarily cash, which provide lower yields than loans. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year quarter.
Interest income. Interest income totaled $2.3 million and decreased $766,000, or 25.1%, for the quarter ended September 30, 2011, compared to $3.1 million for the quarter ended September 30, 2010. The decrease in interest income was primarily due to a decrease in income on loans.
Interest income on loans decreased $698,000, or 24.4%, to $2.2 million in the third quarter of 2011, from $2.9 million in the third quarter of 2010. The decrease in income on loans was due to a decrease in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $44.5 million, or 21.4%, to $163.2 million in the third quarter of 2011, from $207.7 million in the third quarter of 2010. The decrease in the average balance of loans was due to $7.0 million in loan write-offs during the twelve months ended September 30, 2011, the sale of $5.8 million of commercial real estate and multi-family loans during the third quarter of 2010, the transfer of $2.2 million of loans to foreclosed assets since September 30, 2010 and principal repayments and loan payoffs partially offset by originations. The average yield on loans decreased 21 bp to 5.30% in the third quarter of 2011, compared to 5.51% in the third quarter of 2010. The average yield on loans decreased due to a reduction in loan balances with rates higher than current market rates due to repayments, lower market interest rates on new originations, redeployment of funds from loan repayments into other assets and downward repricing on adjustable-rate loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income on securities decreased $86,000, or 55.8%, to $68,000 in the third quarter of 2011, from $154,000 in the third quarter of 2010. The decrease in income on securities was due to a decrease in both the average balance and the average yield on securities. The average balance of securities decreased $2.3 million, or 8.9%, to $23.5 million in the third quarter of 2011, from $25.8 million in the third quarter of 2010. The decrease in the average balance of securities was due to sales, maturities and repayments in excess of purchases. The average yield on securities decreased 126 bp to 1.19% in the third quarter of 2011, from 2.45% in the third quarter of 2010. The decrease in the average yield on securities was due to repayments on higher-yielding securities and securities purchases at lower market interest rates since September 30, 2010.
Interest income on Federal funds sold and other earning assets increased $20,000 and totaled $38,000 in the third quarter of 2011, compared to $18,000 in the third quarter of 2010. The increase in income was due to an increase in the average balance of these other earning assets, which was associated with the increase in on-balance-sheet liquidity, and an increase in the average yield of these other earning assets. The average balance of other earning assets increased $30.5 million, or 107.0%, to $59.0 million in the third quarter of 2011, from $28.5 million in the third quarter of 2010. The average yield on other earning assets increased 1 bp to .26% in the third quarter of 2011, from .25% in the third quarter of 2010.
Interest expense. Interest expense decreased $168,000, or 16.8%, to $833,000 for the third quarter of 2011, compared to $1.0 million in the third quarter of 2010. The decrease in interest expense resulted from lower deposit and borrowing costs, and a decrease in the average balance of deposits and borrowings.
Interest expense on deposits decreased $104,000, or 13.2%, to $681,000 in the third quarter of 2011, from $785,000 in the third quarter of 2010. The decrease in interest expense on deposits was due to a both a decrease in the average cost of deposits and a decrease in average deposit balances. The average cost of deposits decreased 14 bp to 1.30% in the third quarter of 2011, from 1.44% in the third quarter of 2010, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances decreased $8.3 million, or 3.8%, to $210.0 million in the third quarter of 2011, from $218.3 million in the third quarter of 2010. The decrease in average deposit balances was primarily due to a decline in money market account balances, partially offset by growth in certificate of deposit, savings and interest-bearing checking account balances. Management used brokered deposits as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low current market interest rates prior to receipt of the CFBank Order in May 2011. See “Deposits” in the section titled “Financial Condition” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits decreased 6 bp to 1.79% in the third quarter of 2011, from 1.85% in the third quarter of 2010, and was higher than the overall cost of deposits in both periods. Average brokered deposit balances decreased $15.3 million to $59.2 million in the third quarter of 2011, from $74.5 million in the third quarter of 2010, due to maturities during the second and third quarters of 2011 that were not replaced due to the prohibition on acceptance and renewal of brokered deposits as a result of the CFBank Order. The weighted average remaining term to maturity of brokered deposits decreased to 20.0 months at September 30, 2011 from 22.2 months at September 30, 2010.
Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $64,000, or 29.6%, to $152,000 in the third quarter of 2011, from $216,000 in the third quarter of 2010. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was due to both a decrease in the average balances, and a decrease in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $8.2 million, or 28.2%, to $20.9 million in the third quarter of 2011, from $29.1 million in the third quarter of 2010. The decrease in the average balance was due to repayment of maturing FHLB advances with funds from the growth in cash and cash equivalents. The average cost of borrowings decreased 6 bp to 2.91% in the third quarter of 2011, from 2.97% in the third quarter of 2010. The decrease in borrowing costs was primarily due to the repayment of higher cost FHLB advances, and a lower reset rate on the subordinated debentures, which reprice quarterly at three-month LIBOR plus 285 bp, compared to the same quarter last year.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for loan losses. The provision for loan losses totaled $405,000 for the quarter ended September 30, 2011, and decreased $212,000 compared to $617,000 for the quarter ended September 30, 2010. The decrease in the provision for loan losses for the quarter ended September 30, 2011 was due to a 50.5% decrease in nonperforming loans, a 24.0% decrease in classified and criticized loans and a 22.5% decrease in overall loan portfolio balances from September 30, 2010.
Net charge-offs increased $868,000 and totaled $1.5 million, or 3.55% of average loans on an annualized basis for the quarter ended September 30, 2011, compared to $634,000, or 1.17% of average loans on an annualized basis for the quarter ended September 30, 2010. The increase in net charge-offs during the three months ended September 30, 2011 was primarily related to multi-family residential real estate, commercial real estate and home equity lines of credit, partially offset by a decrease in charge-offs on commercial loans. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information. The increase in net charge-offs resulted from our ongoing loan workout efforts and were primarily related to the sales of the underlying collateral. The increase in net charge-offs did not result in an increase in the provision for loan losses due to the decrease in nonperforming loans, classified and criticized loans and overall loan portfolio balances. The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2011 and 2010.

	For the three months ended September 30,
	2011	2010
	(Dollars in thousands)
Commercial	$(29)	$406
Single-family residential real estate	(2)	(16)
Multi-family residential real estate	867	175
Commercial real estate	533	72
Home equity lines of credit	134	—
Other consumer loans	(1)	(3)

Total	$1,502	$634

Noninterest income. Noninterest income for the quarter ended September 30, 2011 totaled $506,000 and decreased $81,000 compared to the quarter ended September 30, 2010. The decrease was primarily due to an $86,000 decline in net gains on sales of loans in the current year quarter.
Net gains on sales of loans totaled $158,000 for the third quarter of 2011 and decreased $86,000, or 35.2%, compared to $244,000 for the third quarter of 2010. The decrease in net gains on sales of loans in the current year quarter was due to lower mortgage loan originations, and, consequently, fewer loan sales, partially offset by higher fees earned on sales than in the quarter ended September 30, 2010. Originations totaled $8.6 million for the quarter ended September 30, 2011 and decreased $13.5 million, or 61.1%, compared to $22.1 million in the prior year quarter. The decrease in originations was partially due to CFBank having five fewer mortgage loan originators in the current year quarter. The number of originators decreased as a result of attrition and termination of originators with low production. Gross fees earned on loan sales totaled 2.44% of loans originated for the quarter ended September 30, 2011, compared to 2.05% in the prior year quarter. The increase in gross fees earned on loan sales was due to a change in pricing strategies implemented since the prior year quarter.
Noninterest expense. Noninterest expense decreased $226,000, or 10.2%, and totaled $2.0 million for the third quarter of 2011, compared to $2.2 million for the third quarter of 2010. The decrease in noninterest expense during the three months ended September 30, 2011 was primarily due to decreases in salaries and employee benefits and professional fees, advertising and promotion, and depreciation expense. Decreases in these expenses were partially offset by increases in other expense categories, including occupancy and equipment, regulatory assessment, and other insurance.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Salaries and employee benefits decreased $109,000, or 9.8%, and totaled $1.0 million for the three months ended September 30, 2011, compared to $1.1 million in the prior year quarter. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year quarter.
Franchise taxes decreased $12,000, or 16.0%, and totaled $63,000 for the three months ended September 30, 2011, compared to $75,000 for the three months ended September 30, 2010. The decrease was due to lower equity at CFBank at December 31, 2010, which is the basis for state franchise taxes.
Professional fees decreased $128,000, or 42.0%, and totaled $177,000 for the three months ended September 30, 2011, compared to $305,000 for the three months ended September 30, 2010. The decrease was due to lower loan related legal expense as a result of a decline in nonperforming loans, lower professional fees due to the use of two independent loan reviews to assess credit quality upon the change in management in 2010, and a decrease in audit and accounting fees.
Advertising and promotion decreased $20,000, or 66.7%, and totaled $10,000 for the three months ended September 30, 2011, compared to $30,000 for the three months ended September 30, 2010. The decrease was due to management’s decision to reduce expenditures for these items in the current year period.
Depreciation expense decreased $33,000, or 26.2%, and totaled $93,000 for the three months ended September 30, 2011, compared to $126,000 for the three months ended September 30, 2010. The decrease was due to assets being fully depreciated at December 31, 2010.
Occupancy and equipment expense increased $17,000, or 36.2%, and totaled $64,000 for the three months ended September 30, 2011, compared to $47,000 in the prior year quarter. The increase was primarily related to an increase in property taxes at our Worthington office.
Regulatory assessment increased $9,000, or 24.3%, and totaled $46,000 for the three months ended September 30, 2011, compared to $37,000 for the three months ended September 30, 2010. The higher assessment was primarily related to lower ratings from regulators compared to the prior year period.
Other insurance increased $25,000, or 147.1%, and totaled $42,000 for the three months ended September 30, 2011, compared to $17,000 for the three months ended September 30, 2010. The increase was primarily related to higher premiums related to CFBank’s financial performance and regulatory issues.
The ratio of noninterest expense to average assets decreased to 2.99% for the quarter ended September 30, 2011, compared to 3.09% for the quarter ended September 30, 2010. The ratio of noninterest expense to average assets for the quarter ended September 30, 2011 was positively impacted by the decline in noninterest expense during the current year quarter. The efficiency ratio increased to 114.55% for the quarter ended September 30, 2011, compared to 91.51% for the quarter ended September 30, 2010. The increase in the efficiency ratio for the quarter ended September 30, 2011 was primarily due to a decrease in net interest income and noninterest income in the current year quarter.
Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended September 30, 2011. As such, there was no income tax benefit recorded for the quarter ended September 30, 2011. The tax expense of $38,000 recorded during the quarter ended September 30, 2010 was related to the tax impact of securities transactions, offset by the valuation allowance on the tax affect associated with vesting of stock compensation awards that were granted prior to 2009.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Comparison of the Results of Operations for the Nine Months Ended September 30, 2011 and 2010
General. Net loss totaled $4.1 million, or $(1.06) per diluted common share, for the nine months ended September 30, 2011, compared to a net loss of $5.9 million, or $(1.51) per diluted common share, for the nine months ended September 30, 2010. The $1.8 million decrease in the net loss for the nine months ended September 30, 2011 was primarily due to a $5.0 million decrease in the provision for loan losses, partially offset by a $1.6 million decrease in net interest income, a $586,000 decrease in noninterest income and a $1.2 million increase in foreclosed assets expense, as compared to the nine months ended September 30, 2010.
Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $5.0 million decrease in the provision for loan losses for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The decrease in the provision for loan losses during the current year period was due to a decrease in nonperforming loans, classified and criticized loans and overall loan portfolio balances compared to the prior year period.
The $1.6 million decrease in net interest income was due to a 76 bp decrease in net interest margin from 3.25% for the nine months ended September 30, 2010 to 2.49% for the nine months ended September 30, 2011. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments and a decrease in the average balance of loans outstanding negatively impacted the net interest margin during the nine months ended September 30, 2011.
The $586,000 decrease in noninterest income was due to a $353,000 decrease in net gain on sale of loans due to fewer originations and mortgage loan originators in the current year period, and a $236,000 decrease in gains on sale of securities compared to the same period last year.
The increase in foreclosed assets expense was primarily due to a $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed.
Net Interest Income. Net interest income totaled $4.8 million for the nine months ended September 30, 2011 and decreased $1.6 million, or 25.3%, compared to $6.5 million for the nine months ended September 30, 2010. The decrease in net interest income was due to a lower net interest margin for the nine months ended September 30, 2011 compared to the prior year period. Net interest margin decreased 76 bp to 2.49% for the nine months ended September 30, 2011, compared to 3.25% for the nine months ended September 30, 2010. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 100 bp, while the average cost of interest-bearing liabilities decreased 31 bp for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. The average yield on interest-earning assets decreased due to a decrease in average loan balances and an increase in average securities and other earning asset balances, primarily cash, which provide lower yields than loans. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year period.
Interest income. Interest income totaled $7.5 million and decreased $2.2 million, or 22.7%, for the nine months ended September 30, 2011, compared to $9.7 million for the nine months ended September 30, 2010. The decrease in interest income was primarily due to a decrease in income on loans and securities, partially offset by an increase in interest income on other interest earning assets.
Interest income on loans decreased $2.1 million, or 23.4%, to $7.0 million for the nine months ended September 30, 2011, compared to $9.1 million for the nine months ended September 30, 2010. The decrease in income on loans was due to a decline in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $44.5 million, or 20.3%, to $174.6 million during the nine months ended September 30, 2011, from $219.1 million during the nine months ended September 30, 2010. The decrease in the average balance of loans was due to $7.0 million in loan write-offs since September 30, 2010, the sale of $5.8 million of commercial real estate and multi-family loans during the third quarter of 2010, the transfer of $2.2 million of loans to foreclosed assets since September 30, 2010, and principal repayments and loan payoffs partially offset by originations. The average yield on loans decreased 22 bp to 5.31% for the nine months ended September 30, 2011, compared to 5.53% for the nine months ended September 30, 2010. The average yield on loans decreased due to a reduction in loan balances with rates higher than current market rates due to repayments, lower market interest rates on new originations, redeployment of funds from loan repayments into other assets and downward repricing on adjustable-rate loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Interest income on securities decreased $143,000, or 27.4%, to $379,000 for the nine months ended September 30, 2011, compared to $522,000 for the nine months ended September 30, 2010. The decrease in income on securities was due to a decrease in the average yield on securities, partially offset by an increase in the average balance of securities. The average yield on securities decreased 98 bp to 2.05% during the nine months ended September 30, 2011, from 3.03% in the nine months ended September 30, 2010. The decrease in the average yield on securities was due to repayments on higher-yielding securities and securities purchases at lower market interest rates since September 30, 2010. The average balance of securities increased $1.7 million, or 7.3% to $25.3 million during the nine months ended September 30, 2011, from $23.6 million during the nine months ended September 30, 2010. The increase in the average balance of securities was due to purchases in excess of sales, maturities and repayments.
Interest income on Federal funds sold and other earning assets increased $68,000 and totaled $109,000 for the nine months ended September 30, 2011, compared to $41,000 for the nine months ended September 30, 2010. The increase in income was due to an increase in the average balance of these other earning assets associated with the increase in on-balance-sheet liquidity. The average balance of other earning assets increased $35.8 million, or 165.6%, to $57.4 million during the nine months ended September 30, 2011, from $21.6 million during the nine months ended September 30, 2010.
Interest expense. Interest expense decreased $569,000, or 17.5%, to $2.7 million for the nine months ended September 30, 2011, compared to $3.2 million in the nine months ended September 30, 2010. The decrease in interest expense resulted from lower deposit and borrowing costs and a decrease in the average balance of borrowings outstanding, partially offset by an increase in the average balance of deposits.
Interest expense on deposits decreased $461,000, or 17.8%, to $2.1 million for the nine months ended September 30, 2011, from $2.6 million for the nine months ended September 30, 2010. The decrease in interest expense on deposits was due to a decrease in the average cost of deposits, partially offset by an increase in average deposit balances. The average cost of deposits decreased 32 bp to 1.30% during the nine months ended September 30, 2011, from 1.62% during the nine months ended September 30, 2010, due to sustained low market interest rates and reduced deposit pricing in the current year period. Average deposit balances increased $5.0 million, or 2.4%, to $218.5 million for the nine months ended September 30, 2011, from $213.5 million for the nine months ended September 30, 2010. The increase in average deposit balances was primarily due to growth in certificate of deposit balances, partially offset by a decline in money market account balances. Management used brokered deposits as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock in the cost of longer-term liabilities at low current market interest rates prior to receipt of the CFBank Order in May 2011. See “Deposits” as discussed in the section titled “Financial Condition” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits decreased 30bp to 1.74% in the nine months ended September 30, 2011, from 2.04% in the nine months ended September 30, 2010, and was higher than the overall cost of deposits in both periods. Average brokered deposit balances decreased $3.3 million, or 4.8%, to $66.1 million in the nine months ended September 30, 2011, from $69.4 million in the nine months ended September 30, 2010 due to maturities during the second and third quarters of 2011 that were not replaced due to the prohibition on acceptance and renewal of brokered deposits as a result of the CFBank Order. The weighted average remaining term to maturity of brokered deposits increased to 20.0 months at September 30, 2011 from 22.2 months at September 30, 2010.
Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $108,000, or 16.6%, to $543,000 during the nine months ended September 30, 2011, from $651,000 during the nine months ended September 30, 2010. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in the average balances and a decrease in the cost of borrowings. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $4.8 million, or 16.3%, to $24.5 million during the nine months ended September 30, 2011, from $29.3 million during the nine months ended September 30, 2010. The decrease in the average balance was primarily due to repayment of maturing FHLB advances with funds from the growth in deposits. The average cost of borrowings decreased 1 bp to 2.95% for the nine months ended September 30, 2011, from 2.96% for the nine months ended September 30, 2010.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Provision for loan losses. The provision for loan losses totaled $2.3 million for the nine months ended September 30, 2011, and decreased $5.0 million compared to $7.3 million for the nine months ended September 30, 2010. The decrease in the provision for loan losses for the nine months ended September 30, 2011 was due to a 50.5% decrease in nonperforming loans, a 24.0% decrease in classified and criticized loans and a 22.5% decrease in overall loan portfolio balances compared to the prior year period.
Net charge-offs totaled $5.1 million, or 3.70% of average loans on an annualized basis for the nine months ended September 30, 2011, compared to $4.3 million, or 2.58% of average loans on an annualized basis for the nine months ended September 30, 2010. The level of net charge-offs for both the current and prior year periods was primarily a result of adverse economic conditions that continue to negatively impact our borrowers, our loan performance and our loan quality. The increase in net charge-offs during the nine months ended September 30, 2011 was related to commercial loans and multi-family residential real estate loans, partially offset by a decline in net charge-offs related to commercial real estate loans and home equity lines of credit. See the previous section titled “Financial Condition — Allowance for loan losses” for additional information. The increase in net charge-offs resulted from our ongoing loan workout efforts and were primarily related to the sales of the underlying collateral. The increase in net charge-offs did not result in an increase in the provision for loan losses due to the decrease in nonperforming loans, classified and criticized loans and overall loan portfolio balances. The following table presents information regarding net charge-offs for the nine months ended September 30, 2011 and 2010.

	For the nine months ended September 30,
	2011	2010
	(Dollars in thousands)
Commercial	$1,040	$356
Single-family residential real estate	8	1
Multi-family residential real estate	2,115	249
Commercial real estate	1,760	2,828
Home equity lines of credit	129	823
Other consumer loans	8	79

Total	$5,060	$4,336

Noninterest income. Noninterest income for the nine months ended September 30, 2011 totaled $804,000 and decreased $586,000, compared to $1.4 million for the nine months ended September 30, 2010. The decrease was due to a $236,000 decrease in gains on sales of securities and a $353,000 decrease in net gains on sales of loans in the current year period.
Gains on sales of securities totaled $232,000 for the nine months ended September 30, 2011, and decreased $236,000 compared to $468,000 for the nine months ended September 30, 2010. The decrease in gains on sale of securities was primarily related to a $7.2 million decline in securities sold. During the nine months ended September 30, 2011 securities sold totaled $6.4 million, compared to $13.6 million for the nine months ended September 30, 2010. The gains on sales positively impacted CFBank’s core capital ratio and total risk-based capital ratio in both periods. Securities sold in 2010 were primarily 20% risk-weighted assets which were reinvested in 0% risk-weighted assets to improve CFBank’s total risk-based capital ratio.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Net gains on sales of loans totaled $222,000 for the nine months ended September 30, 2011 and decreased $353,000, or 61.4%, compared to $575,000 for the nine months ended September 30, 2010. The decrease in net gains on sales of loans in the current year period was due to lower mortgage loan originations and, consequently, fewer loan sales, partially offset by higher fees earned on sales than in the nine months ended September 30, 2010. Originations totaled $27.6 million for the nine months ended September 30, 2011, and decreased $29.5 million, or 51.7%, compared to $57.1 million in the prior year period. The decrease in originations partially was due to having five fewer mortgage loan originators in the current year period. The number of originators decreased as a result of attrition and termination of originators with low production. Additionally, the First-Time Home Buyer Credit, which was extended for purchases made through April 30, 2010 by The Worker, Homeownership and Business Assistance Act of 2009, positively impacted originations in the nine months ended September 30, 2010. Gross fees earned on loan sales totaled 1.87% of loans originated for the nine months ended September 30, 2011, compared to 1.82% for the nine months ended September 30, 2010. The increase in gross fees earned on loan sales was due to a change in pricing strategies implemented in the current year period.
Noninterest expense. Noninterest expense increased $1.0 million, or 15.9%, and totaled $7.4 million for the nine months ended September 30, 2011, compared to $6.4 million for the nine months ended September 30, 2010. The increase in noninterest expense during the nine months ended September 30, 2011 was primarily due to an increase in foreclosed assets expense, which included a $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed. Other expense categories that increased in the current year period included occupancy and equipment expense, directors fees, FDIC premiums, regulatory assessment and other insurance. Increases in these expenses were partially offset by decreases in other expense categories, such as salaries and employee benefits, data processing, franchise taxes, professional fees, advertising and promotion and depreciation.
Foreclosed assets expense totaled $1.2 million for the nine months ended September 30, 2011, compared to $1,000 for the nine months ended September 30, 2010. This increase is primarily related to the $1.1 million charge related to a commercial real estate property held in foreclosed assets, as previously discussed. In addition to this charge, the increase included expense related to maintenance of foreclosed properties, including real estate taxes, utilities and other fees. Management expects that foreclosed assets expense may continue at current levels, net of the current period charge, or increase as we continue our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.
Occupancy and equipment expense increased $58,000, or 36.3%, and totaled $218,000 for the nine months ended September 30, 2011, compared to $160,000 for the nine months ended September 30, 2011. This increase is related to an increase in property taxes at our Worthington office.
Director fees increased $38,000 and totaled $135,000 for the nine months ended September 30, 2011, compared to $97,000 in the prior year period. The increase was primarily related to a $45,000 increase in fees paid to the Chairman of the Board, who is now independent of management, for additional duties since his election to chairmanship in June 2010.
FDIC premiums increased $107,000, or 25.5%, and totaled $527,000 for the nine months ended September 30, 2011, compared to $420,000 for the nine months ended September 30, 2010. The increase was primarily related to a higher assessment rate in the current year period as a result of CFBank’s regulatory issues.
Regulatory assessment increased $39,000, or 47.6%, and totaled $121,000 for the nine months ended September 30, 2011, compared to $82,000 for the nine months ended September 30, 2010. The higher assessment was primarily related to lower ratings from regulators compared to the prior year period.
Other insurance increased $46,000, or 97.9%, and totaled $93,000 for the nine months ended September 30, 2011, compared to $47,000 for the nine months ended September 30, 2010. The increase was primarily related to higher premiums related to CFBank’s financial performance and regulatory issues.
Salaries and employee benefits decreased $148,000, or 4.6%, and totaled $3.1 million for the nine months ended September 30, 2011, compared to $3.2 million for the nine months ended September 30, 2010. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year period.
Data processing expense decreased $38,000, or 8.1%, and totaled $431,000 for the nine months ended September 30, 2011, compared to $469,000 for the nine months ended September 30, 2010. The decrease was due to lower costs associated with maintenance contracts and transaction processing.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Franchise taxes decreased $60,000, or 23.7%, and totaled $193,000 for the nine months ended September 30, 2011, compared to $253,000 for the nine months ended September 30, 2010. The decrease was due to lower equity at CFBank at December 31, 2010, which is the basis for state franchise taxes.
Professional fees decreased $47,000, or 6.0%, and totaled $736,000 for the nine months ended September 30, 2011, compared to $783,000 for the nine months ended September 30, 2010. The decrease was primarily related to a decline in other professional fees and loan related legal costs. Other professional fees declined by $86,000, and totaled $106,000 for the nine months ended September 30, 2011, compared to $192,000 for the nine months ended September 30, 2010. The decrease in other professional fees was related to two independent loan reviews included in expense in the prior year period and a lower expense related to recurring semi-annual loan reviews in the current period. Loan related legal costs declined $17,000 and totaled $339,000 for the nine months ended September 30, 2011, compared to $356,000 for the nine months ended September 30, 2010. The decline in loan related legal costs was related to a decline in nonperforming and work-out loans compared to the prior year period. Although loan related legal costs declined in the current year period, management expects these costs to remain at these levels or increase as we continue to work through our problem loans. The decrease in other professional fees and loan related legal expense was partially offset by a $63,000 increase in professional fees related to corporate and regulatory legal costs. This increase was primarily related to the increased regulatory issues in the current year period regarding the Holding Company and Bank Orders. Management expects that professional fees associated with corporate and regulatory matters may continue at current levels or increase as we continue to work through our regulatory issues.
Advertising and promotion decreased $51,000, or 60.0%, and totaled $34,000 for the nine months ended September 30, 2011, compared to $85,000 for the nine months ended September 30, 2010. The decrease was due to management’s decision to reduce expenditures for these items in the current year period.
Depreciation expense decreased $79,000, or 20.3%, and totaled $311,000 for the nine months ended September 30, 2011, compared to $390,000 for the nine months ended September 30, 2010. The decrease was due to assets being fully depreciated at December 31, 2010.
The ratio of noninterest expense to average assets increased to 3.55% for the nine months ended September 30, 2011, compared to 2.99% for the nine months ended September 30, 2010. The ratio of noninterest expense to average assets for the nine months ended September 30, 2011 was significantly impacted by the $1.1 million charge on foreclosed assets. The efficiency ratio increased to 116.15% for the nine months ended September 30, 2011, compared to 86.56% for the nine months ended September 30, 2010. The increase in the efficiency ratio was due to a decrease in net interest income and noninterest income in the current year period.
Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the nine months ended September 30, 2011. As such, there was no income tax benefit recorded for the nine months ended September 30, 2011. The tax expense of $8,000 recorded for the nine months ended September 30, 2010 was related to the tax impact of securities transactions, offset by the valuation allowance on the tax affect associated with vesting of stock compensation awards that were granted prior to 2009.

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

	For the Three Months Ended September 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$23,471	$68	1.19%	$25,771	$154	2.45%
Loans and loans held for sale (3)	163,247	2,165	5.30%	207,682	2,863	5.51%
Other earning assets	58,962	38	0.26%	28,484	18	0.25%
FHLB stock	1,942	20	4.12%	1,942	22	4.53%

Total interest-earning assets	247,622	2,291	3.71%	263,879	3,057	4.64%
Noninterest-earning assets	19,112			23,950

Total assets	$266,734			$287,829

Interest-bearing liabilities:
Deposits	$209,963	681	1.30%	$218,307	785	1.44%
FHLB advances and other borrowings	20,897	152	2.91%	29,097	216	2.97%

Total interest-bearing liabilities	230,860	833	1.44%	247,404	1,001	1.62%

Noninterest-bearing liabilities	24,060			23,602

Total liabilities	254,920			271,006

Equity	11,814			16,823

Total liabilities and equity	$266,734			$287,829

Net interest-earning assets	$16,762			$16,475

Net interest income/interest rate spread		$1,458	2.27%		$2,056	3.02%

Net interest margin			2.36%			3.12%

Average interest-earning assets to average interest-bearing liabilities	107.26%			106.66%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Average Balances, Interest Rates and Yields — Continued

	For the Nine Months Ended September 30,
	2011			2010
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$25,349	$379	2.05%	$23,625	$522	3.03%
Loans and loans held for sale (3)	174,586	6,957	5.31%	219,116	9,083	5.53%
Other earning assets	57,429	109	0.25%	21,619	41	0.25%
FHLB stock	1,942	63	4.33%	1,942	65	4.46%

Total interest-earning assets	259,306	7,508	3.87%	266,302	9,711	4.87%
Noninterest-earning assets	20,219			20,027

Total assets	$279,525			$286,329

Interest-bearing liabilities:
Deposits	$218,541	2,133	1.30%	$213,459	2,594	1.62%
FHLB advances and other borrowings	24,553	543	2.95%	29,319	651	2.96%

Total interest-bearing liabilities	243,094	2,676	1.47%	242,778	3,245	1.78%

Noninterest-bearing liabilities	23,082			23,190

Total liabilities	266,176			265,968

Equity	13,349			20,361

Total liabilities and equity	$279,525			$286,329

Net interest-earning assets	$16,212			$23,524

Net interest income/interest rate spread		$4,832	2.40%		$6,466	3.09%

Net interest margin			2.49%			3.25%

Average interest-earning assets to average interest-bearing liabilities	106.67%			109.69%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Nine Months Ended
	September 30, 2011			September 30, 2011
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2010			September 30, 2010
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(73)	$(13)	$(86)	$(202)	$59	$(143)
Loans and loans held for sale	(105)	(593)	(698)	(340)	(1,786)	(2,126)
Other earning assets	—	20	20	—	68	68
FHLB stock	(2)	—	(2)	(2)	—	(2)

Total interest-earning assets	(180)	(586)	(766)	(544)	(1,659)	(2,203)

Interest-bearing liabilities:
Deposits	(75)	(29)	(104)	(558)	97	(461)
FHLB advances and other borrowings	(4)	(60)	(64)	(2)	(106)	(108)

Total interest-bearing liabilities	(79)	(89)	(168)	(560)	(9)	(569)

Net change in net interest income	$(101)	$(497)	$(598)	$16	$(1,650)	$(1,634)

(1)	Securities amounts are presented on a fully taxable equivalent basis.

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

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
	(Dollars in thousands)
Cash and unpledged securities	$65,091	$43,352
Additional borrowing capacity at the FHLB	3,882	426
Additional borrowing capacity at the FRB	14,992	25,977
Unused commercial bank lines of credit	1,000	3,000

Total	$84,965	$72,755

As a result of the losses in 2009, 2010 and the first quarter of 2011, management was concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively prior to receipt of the CFBank Order in May 2011 to build liquidity to deal with the level of nonperforming assets, potential retail deposit outflow and potential decreased borrowing capacity from the FHLB and the FRB. Cash available from liquid assets and borrowing capacity increased $12.2 million, or 16.8%, to $85.0 million at September 30, 2011 from $72.8 million at December 31, 2010.
Cash and unpledged securities increased $21.7 million during the nine months ended September 30, 2011 primarily due to cash provided by a decline in the loan portfolio due to repayments in excess of new originations, partially offset by $8.2 million in repayments on borrowings. The increase in cash and unpledged securities was a direct result of management’s strategy to build on-balance-sheet liquidity prior to receipt of the CFBank Order.
CFBank’s additional borrowing capacity with the FHLB increased to $3.9 million at September 30, 2011 from $426,000 at December 31, 2010 primarily due to repayment of $8.2 million in maturing advances, partially offset by a decrease in the balance of eligible loans pledged as collateral for advances. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year.
CFBank’s additional borrowing capacity at the FRB decreased to $15.0 million at September 30, 2011 from $26.0 million at December 31, 2010. The decrease in borrowing capacity from the FRB was primarily due to a decrease in the balance of eligible loans pledged as collateral to the FRB due to principal reductions, payoffs and credit downgrades compared to December 31, 2010. In April, 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 bp higher.
CFBank’s unused commercial bank lines of credit totaled $1.0 million at September 30, 2011, compared to $3.0 million at December 31, 2010. CFBank had an unused line of credit with one commercial bank, totaling $1.0 million, at September 30, 2011. CFBank had an unused line of credit with another commercial bank totaling $3.0 million at December 31, 2010, which was terminated by the commercial bank in March 2011 as a result of the credit performance of CFBank’s loan portfolio and its effect on CFBank’s financial performance.
CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, a decline in the balance of pledged collateral, or further deterioration in CFBank’s capital.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Deposits are obtained predominantly from the areas in which CFBank offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. As a result of the CFBank Order, we are prohibited from offering above-market interest rates and are subject to market rates published by the FDIC when offering deposits to the general public. Accordingly, rates offered by competing financial institutions may affect our ability to attract and retain deposits. Liquidity could be significantly impacted by the limitations on rates we can offer on deposits to the general public. Prior to receipt of the CFBank Order in May 2011, we used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we are prohibited from accepting or renewing brokered deposits without FDIC approval. We have the ability to seek wholesale deposits that are not considered brokered deposits. At September 30, 2011, CFBank had $56.4 million in brokered deposits with maturity dates from October 2011 through August 2016. At September 30, 2011, cash and unpledged securities totaled $65.1 million and was sufficient to cover all brokered deposit maturities. The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts our liquidity management. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. We expect brokered deposits, including customer deposits in the CDARS program to continue to decrease as a result of the prohibition on brokered deposits contained in the CFBank Order. CFBank received a limited waiver of the prohibition on renewing brokered deposits from the FDIC, which expired on September 20, 2011, and a second limited waiver was requested and received, which expires on December 19, 2011. The current waiver allows CFBank to rollover/renew core deposits in the CDARS program that have yet to mature or have matured and remained with CFBank between September 21, 2011 and December 19, 2011. Management intends to submit additional requests for waivers in the future, however there can be no assurance that the requests will be granted by the FDIC or that customers will rollover/renew their CDARS deposits even if we are granted additional waivers. See the previous section titled “Financial Condition - Deposits” for additional information on CDARS deposits.
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
At September 30, 2011, the Holding Company and its subsidiaries, other than CFBank, had cash of $587,000 available to meet cash needs. The Holding Company received $529,000 during the nine months ended September 30, 2011 in net proceeds from the sale of two parcels of land adjacent to the Company’s Fairlawn headquarters. The proceeds had a positive impact on the cash position of the Holding Company. Operating expenses, excluding interest on subordinated debentures and dividends on the Preferred Stock, are expected to be approximately $904,000 during the twelve month period through September 30, 2012. The Holding Company’s available cash at September 30, 2011 is sufficient to cover operating expenses, at their current level, for approximately 8 months.

CENTRAL FEDERAL CORPORATION
PART 1. Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS
Annual debt service on the subordinated debentures is currently approximately $159,600. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.10% at September 30, 2011. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,300 at the current 5% level, which is scheduled to increase to 9% after February 14, 2014. The Board of Directors elected to defer the quarterly dividend payments related to the Preferred Stock beginning with the November 15, 2010 payment, and the quarterly interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments. Pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock or interest on the subordinated debentures without the prior written notice to and written non-objection from the Board of Governors of the Federal Reserve System
Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of September 30, 2011, CFBank may pay no dividends to the Holding Company without regulatory approval. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. In view of the current levels of problem assets, the continuing depressed economy, the prohibition on origination of commercial and nonresidential loans contained in the CFBank Order, the longer periods of time necessary to work out problem assets in the current economy and uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the Board of Directors and management are exploring additional funding sources to support its working capital needs. In the current economic environment, however, there can be no assurance that it will be able to do so or, if it can, what the cost of doing so will be.
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
Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the third quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
See Exhibit Index at page 76 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: November 10, 2011	By:	/s/ Eloise L. Mackus Eloise L. Mackus, Esq.
Chief Executive Officer,
General Counsel and Corporate Secretary

Dated: November 10, 2011	By:	/s/ Therese Ann Liutkus Therese Ann Liutkus, CPA
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

3.5	Amendment to Certificate of Incorporation of the registrant
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

10.1	Form of Standby Purchase Agreement (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on August 10, 2011)
11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)