Form 10-K
period 2011-12-31
CENTRAL FEDERAL CORP
filed 2012-03-30
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number: 0-25045

CENTRAL FEDERAL CORPORATION.

(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2923 Smith Road, Fairlawn, Ohio	44333
(Address of Principal Executive Offices)	(Zip Code)

(330) 666-7979

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	Nasdaq® Capital Market
(Title of Class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act    YES  ☐    NO  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2011 was $2.7 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 15, 2012, there were 4,128,198 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Rule 14a-3(b) Annual Report to Stockholders for its fiscal year ended December 31, 2011, which was filed with the Securities and Exchange Commission (the Commission) on or about March 30, 2012, and its Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on May 17, 2012, which was filed with the Commission on or about March 30, 2012, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements

Statements in this Form 10-K and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the Holding Company) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:

•

a continuation of current high unemployment rates and difficult economic conditions or adverse changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

•	changes in interest rates that may reduce net interest margin and impact funding sources;

•	our ability to maintain sufficient liquidity to continue to fund our operations;

•	our ability to reduce our high level of nonperforming assets and operating expenses;

•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;

•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;

•

results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan losses or write-down assets;

•	our ability to meet the requirements of the Orders, as defined below, in Part 1 Item 1. Business under the section captioned “Cease and Desist Orders”;

•	our ability to generate profits in the future is unlikely without additional capital;

•

the uncertainties arising from the Holding Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program, including the impact on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by the Holding Company of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (Preferred Stock) issued to the United States Department of the Treasury (U.S. Treasury) under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption;

•	changes in tax laws, rules and regulations;

•

various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC);

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;

•	our ability to grow our core businesses;

•	technological factors which may affect our operations, pricing, products and services;

•	unanticipated litigation, claims or assessments; and

•	management’s ability to manage these and other risks.

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. The Holding Company, including its subsidiaries, together referred to as “the Company,” believes it has chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this report speak only as of the date of the report. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

PART I

Item 1.	Business.

General

Central Federal Corporation (the Holding Company), which was formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank is a community-oriented savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the FED. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Holding Company, was formed in 2003 to raise additional funding for the Company. The Holding Company is not considered the primary beneficiary of this trust (variable interest entity), therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Ghent Road, Inc., a wholly owned subsidiary of the Holding Company, was formed in 2006 and owns land adjacent to CFBank’s Fairlawn, Ohio office. Smith Ghent LLC, a wholly owned subsidiary of the Holding Company, owns the office building and land in Fairlawn which is leased to CFBank. The Holding Company previously was a one-third owner in Smith Ghent LLC and acquired the remaining two-thirds interest on October 6, 2009. Currently, we do not transact material business other than through CFBank. At December 31, 2011, assets totaled $250.9 million and stockholders’ equity totaled $9.9 million.

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

Cease and Desist Orders

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FED replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank. The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators. See Note 2 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

The Company announced a registered common stock offering of up to $30.0 million on August 9, 2011. The registered common stock offering consists of a $25.0 million rights offering and a $5.0 million offering to a group of standby purchasers. See Note 2 to our Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information regarding the registered common stock offering.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders which are currently effective and we are continuing to work toward compliance with the provisions of the Orders having future compliance dates. Although we did not comply with the higher capital ratio requirements by the September 30, 2011 required date, based on informal discussions with our regulators and due to the pendency of the stock offering, management does not expect that any additional material restrictions or penalties will be imposed by regulators as a result of not complying with the September 30, 2011 deadline, assuming we are able to raise sufficient capital in the stock offering within a reasonable period of time. Failure to comply with the Orders could result in the initiation of further regulatory enforcement action against us, including the imposition of further operating restrictions. Regulators could also instruct us to seek a merger partner or liquidate CFBank.

The Holding Company and CFBank have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the Orders. It is possible that regulatory compliance expenses related to the Orders could have a material adverse impact on us in the future.

The significant directives contained in the Orders, including higher capital requirements, requirements to reduce the level of our classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits, restrictions on certain types of lending and restrictions on dividend payments may impede our ability to operate our business and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business and could negatively impact the scope and flexibility of our business activities. Certain provisions of the Orders that could have a material negative impact on the financial condition and operating results of CFBank and the Holding Company are as follows:

1.	Because the CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, CFBank is no longer considered well-capitalized under the prompt corrective action regulations and is deemed adequately capitalized so long as it maintains at least 4% core capital, 4% tier 1 risk-based capital and 8% total risk-based capital. At December 31, 2011, CFBank had 5.39% core capital, 9.02% tier 1 risk-based capital and 10.30% total risk-based capital. If CFBank capital falls below the levels to be considered adequately capitalized, it may be subject to substantially greater regulatory scrutiny, including the imposition of additional restrictions on our operations.

2.	The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering significant losses. As a result of the current level of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, it is unlikely CFBank will be able to pay dividends to the Holding Company. If CFBank is unable to pay dividends, the Holding Company may not have sufficient funds to be able to pay its obligations, which would have a material adverse impact on our financial condition and could result in the Holding Company becoming insolvent without the addition of new capital.

3.	Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval and is subject to market rate limitations published by the FDIC when offering deposits to the general public. See the section titled “Financial Condition - Deposits” and the section titled “Liquidity and Capital Resources” included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information regarding these regulatory restrictions.

Our independent registered public accounting firm in their audit report for fiscal year 2011 has expressed substantial doubt about our ability to continue as a going concern. Continued operations may depend on our ability to comply with the terms of the Orders and the additional capital required to do so may not be available if our stock offering is not successful. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See Note 2 to our consolidated financial statements for a description of going concern considerations and managements’s plans.

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

Lending Activities

Loan Portfolio Composition. The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans and, to a lesser degree, mortgage loans secured by single-family residences and consumer loans. At December 31, 2011, gross loans receivable totaled $157.3 million and decreased $43.2 million, or 21.6%, from $200.5 million at December 31, 2010. Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $122.9 million and represented 78.2% of the gross loan portfolio at both December 31, 2011 and December 31, 2010, and 76.2% at December 31, 2009. Beginning in June 2010 and continuing in 2011, management slowed new lending to increase our capital ratios and, after receipt of the CFBank Order, to comply with lending restrictions. The percentage of commercial, commercial real estate and multi-family mortgage loans remained unchanged from the prior year primarily due to a decrease in the overall loan portfolio. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, decreased $33.9 million, or 21.6%, during 2011. Portfolio single-family residential mortgage loans, including related construction loans, totaled $18.2 million and represented 11.6% of total gross loans at year-end 2011 compared to 12.8% at year-end 2010 and 2009. The remainder of the portfolio consisted of consumer loans, which totaled $16.1 million, or 10.3% of gross loans receivable at year-end 2011.

The types of loans originated are subject to federal and state laws and regulations. Interest rates charged on loans are affected by the demand for such loans, the supply of money available for lending purposes and the rates offered by competitors. In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, monetary policies of the FED and legislative tax policies.

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	At December 31,
	2011		2010		2009		2008		2007
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$18,214	11.58%	$23,273	11.61%	$29,578	12.37%	$28,737	12.07%	$29,569	12.68%
Multi-family	27,163	17.27%	35,308	17.61%	37,788	15.81%	41,541	17.45%	43,673	18.73%
Construction	—	0.00%	4,919	2.45%	5,811	2.43%	3,068	1.29%	6,164	2.65%
Commercial	69,757	44.35%	80,725	40.26%	96,854	40.51%	97,015	40.76%	90,193	38.68%

Total real estate mortgage loans	115,134	73.20%	144,225	71.93%	170,031	71.12%	170,361	71.57%	169,599	72.74%
Consumer loans:
Home equity loans	651	0.41%	968	0.48%	1,159	0.48%	633	0.27%	601	0.26%
Home equity lines of credit	14,921	9.49%	16,316	8.14%	19,023	7.96%	19,804	8.31%	18,726	8.03%
Automobile	41	0.03%	98	0.05%	4,943	2.07%	5,151	2.17%	7,962	3.41%
Other	529	0.34%	724	0.36%	1,040	0.43%	1,007	0.42%	960	0.41%

Total consumer loans	16,142	10.27%	18,106	9.03%	26,165	10.94%	26,595	11.17%	28,249	12.11%
Commercial loans	25,994	16.53%	38,194	19.04%	42,897	17.94%	41,087	17.26%	35,311	15.15%

Total loans receivable	157,270	100.00%	200,525	100.00%	239,093	100.00%	238,043	100.00%	233,159	100.00%

Less:
Allowance for loan losses	(6,110)		(9,758)		(7,090)		(3,119)		(2,684)

Loans receivable, net	$151,160		$190,767		$232,003		$234,924		$230,475

Construction loans include single-family real estate loans of $0, $2,324, $1,056, $180, and $1,434 at December 31, 2011, 2010, 2009, 2008, and 2007, and commercial real estate loans of $0, $2,595, $4,755, $2,888, and $4,730, at December 31, 2011, 2010, 2009, 2008, and 2007. Loan balances for the periods ending December 31, 2011, 2010, 2009 and 2008 are reported at the recorded investment, which includes accrued interest, while loan balances at December 31, 2007 do not include accrued interest.

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2011. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2011
	Real Estate Mortgage Loans (1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$12,044	$698	$11,814	$24,556

After one year:
More than one year to three years	18,228	503	4,062	22,793
More than three years to five years	20,456	112	2,653	23,221
More than five years to 10 years	45,999	236	6,612	52,847
More than 10 years to 15 years	3,299	6,047	828	10,174
More than 15 years	15,108	8,546	25	23,679

Total due after 2012	103,090	15,444	14,180	132,714

Total amount due	$115,134	$16,142	$25,994	$157,270

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

The following table sets forth at December 31, 2011, the dollar amount of total loans receivable contractually due after December 31, 2012, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2012
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans(1)	$42,856	$60,234	$103,090
Consumer loans	859	14,585	15,444
Commercial loans	3,892	10,288	14,180

Total loans	$47,607	$85,107	$132,714

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans and expanded into business financial services in the Fairlawn and Columbus, Ohio markets.

CFBank participates in various loan programs offered by the Small Business Administration (SBA) enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 90%. SBA loans totaled $5.9 million at December 31, 2011, compared to $6.3 million at December 31, 2010 and $3.0 million at December 31, 2009. We also participate in the State of Ohio’s GrowNOW program, which provides small business borrowers with a 3% interest rate reduction on small business loans funded through deposits from the State of Ohio at CFBank. At December 31, 2011, loans outstanding under the GrowNOW program totaled $1.5 million compared to $2.0 million at December 31, 2010 and $2.2 million at December 31, 2009. The GrowNOW lending program is unavailable to CFBank as long as the CFBank Order remains in effect.

Commercial, commercial real estate and multi-family loans are predominantly adjustable rate loans, although we offer both fixed rate and adjustable rate loans. Fixed rates are generally limited to three to five years. CFBank also accommodates borrowers who desire fixed rate loans for longer than three to five years by utilizing interest-rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 20 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.

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

Single-Family Mortgage Lending. A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are obtained from our loan officers and their contacts with the local real estate industry, existing or past customers, members of the local communities, and to a lesser extent through telemarketing and purchased leads. We offer both fixed-rate and adjustable-rate mortgage (ARM) loans with maturities generally up to 30 years, priced competitively with current market rates. We offer several ARM loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6.0% lifetime cap. The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

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

We currently sell substantially all of the single-family mortgage loans that we originate on a servicing released basis. All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten to comply with additional guidelines as may be required by the individual investor. During 2011 we achieved direct endorsed underwriter status, a designation by the Department of Housing and Urban Development that allows us to offer loans insured by the Federal Housing Authority (FHA). We also began offering a reverse mortgage product in 2011. A high volume of residential mortgage originations is a key component for profitability in this part of our business. For the year ended December 31, 2011, single-family mortgage loans originated for sale totaled $36.0 million, and decreased $43.5 million, or 54.7%, compared to $79.5 million in 2010. The decrease in originations was partially due to having six fewer mortgage loan originators in the current year. The number of originators decreased as a result of attrition and termination of originators with low production. Additionally, the First-Time Home Buyer Credit, which was extended for purchases made through April 30, 2010 by The Worker, Homeownership and Business Assistance Act of 2009, positively impacted originations in 2010. The volume of refinance activity, which is very sensitive to market mortgage interest rates, may be a significant factor that impacts the level of residential originations in 2012. If market mortgage rates increase or the housing market deteriorates further, mortgage production, and resultant gains on sales of loans, could decrease.

At December 31, 2011, portfolio single-family mortgage loans totaled $18.2 million, or 11.6% of total loans. Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85% of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance. Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance. Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family ARM loans, which totaled $7.0 million, or 38.4% of the single-family mortgage loan portfolio at December 31, 2011, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans has been a significant lending activity since 2003. Management decreased originations of these loan types beginning in June 2010 and continuing in 2011 in response to continued weak economic conditions impacting the financial strength of borrowers and market values of collateral underlying these types of loans, the related increased risk characteristics and adverse credit-related performance of CFBank’s existing commercial real estate and multi-family residential loan portfolios and, after receipt of the CFBank Order, to comply with lending restrictions. Commercial real estate and multi-family residential mortgage loan balances decreased $19.1 million, or 16.5%, in 2011 and $18.6 million, or 13.8%, in 2010. Commercial real estate and multi-family residential mortgage loans totaled $96.9 million, or 61.6% of gross loans, at December 31, 2011, compared to $116.0 million, or 57.8% of gross loans, at December 31, 2010 and $134.6 million, or 56.3% of gross loans, at December 31, 2009. We anticipate that commercial real estate and multi-family residential mortgage lending activities and loan balances may continue to decrease as a result of the recessionary economic conditions which began in 2008 and continued through 2011, and the current capital position of CFBank. Future commercial real estate and multi-family lending activities are subject to a number of conditions including, but not limited to, the capital position of CFBank, the general economy, the performance of existing loans and the availability of appropriate funding sources.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 75% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $250,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed rates are generally limited to three to five years, at which time they convert to adjustable rate loans. CFBank also accommodates borrowers who desire fixed rate loans for longer than three to five years by utilizing interest-rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 20 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps. Adjustable rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending. Origination of commercial loans has been a significant lending activity since 2003. Management decreased the origination of commercial loans beginning in June 2010 and continuing in 2011 in response to continued weak economic conditions impacting the financial strength of companies requesting financing, the increased risk characteristics and adverse credit-related performance of the existing commercial loan portfolio and, after receipt of the CFBank Order, to comply with lending restrictions. Commercial loan balances decreased $12.2 million, or 31.9%, in 2011 and $4.7 million, or 11.0%, in 2010. Commercial loans totaled $26.0 million, or 16.5% of gross loans, at December 31, 2011, compared to $38.2 million, or 19.0% of gross loans, at December 31, 2010 and $42.9 million, or 17.9% of gross loans, at December 31, 2009. We anticipate that commercial lending activities and loan balances may continue to decrease as a result of the recessionary economic conditions which began in 2008 and continued through 2011, and the capital position of CFBank. Future commercial lending activities are subject to a number of conditions including, but not limited to, the capital position of CFBank, the general economy, the performance of existing loans and the availability of appropriate funding sources.

We make commercial loans primarily to businesses generally located within our primary market area. Those loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed and adjustable rate commercial loans. Fixed rates are generally limited to three to five years. Adjustable rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. To a lesser extent, we originate construction, land and land development loans in our primary market areas. Management decreased the origination of these loans beginning in June 2010 and continuing in 2011 in response to continued weak economic conditions impacting the financial strength of borrowers and market values of collateral underlying these types of loans, adverse credit-related performance of the existing land loan portfolio and, after receipt of the CFBank Order, to comply with lending restrictions. Construction loan balances decreased $4.9 million, or 100%, in 2011. There were no construction loan balances outstanding at December 31, 2011. Land loan balances decreased $500,000, or 8.5%, in 2011 and totaled $5.4 million at December 31, 2011. We anticipate that construction, land and land development lending activities may continue to be minimal as a result of the recessionary economic conditions which began in 2008 and continued through 2011, and the capital position of CFBank. Future construction, land and land development lending activities are subject to a number of conditions including, but not limited to, the capital position of CFBank, the general economy, the performance of existing loans and the availability of appropriate funding sources.

Construction loans are made to finance the construction of residential and commercial properties generally located within our primary market area. Construction loans are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Our policies provide that construction loans may be made in amounts up to 75% of the appraised value of the property, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction. Land development loans generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less. Loans on raw land generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.

Construction and land financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. We attempt to reduce such risks on construction loans by requiring personal guarantees and reviewing current personal financial statements and tax returns, as well as other projects of the developer.

Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits. At December 31, 2011 the consumer loan portfolio totaled $16.1 million, or 10.3% of gross loans receivable.

Home equity lines of credit comprise the majority of consumer loan balances and totaled $14.9 million at December 31, 2011. Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, we purchased home equity lines of credit collateralized by properties located throughout the United States. The outstanding balance of the purchased home equity lines of credit totaled $2.6 million at December 31, 2011.

We offer a variable rate home equity line of credit which we originate for our portfolio. The interest rate adjusts monthly at various margins above the prime rate of interest as disclosed in The Wall Street Journal. The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment and the borrower’s FICO® score. The amount of the line is based on the borrower’s credit history, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral.

The purchased home equity lines of credit present higher risk than the home equity lines of credit we originate for our portfolio. The purchased home equity lines of credit are collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The collateral values associated with certain loans in these states have declined by up to approximately 55% since these loans were originated in 2005 and 2006, and as a result, some loan balances exceed collateral values. As the depressed state of the housing market and general economy has continued, we have experienced increased write-offs in the purchased portfolio. We continue to monitor collateral values and borrower FICO® scores and, when the situation warrants, have frozen the lines of credit.

Auto loan balances primarily represent remaining unpaid amounts on pools of loans purchased in 2005, 2006, 2007 and 2009. The remaining balance of these purchased auto loans, $4.3 million, was sold in 2010. We continue to originate a few automobile loans, primarily as a courtesy to our existing customers.

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

Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets. We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. Loans are classified into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Loans designated as special mention are considered criticized assets. Loans designated as substandard, doubtful or loss are considered classified assets. Loans designated as special mention possess weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that there will be some loss if the deficiencies are not corrected. A loan considered doubtful has all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable. Loans considered loss are uncollectible and have so little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for detailed information on criticized and classified loans as of December 31, 2011 and 2010.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2011, but exhibit weaknesses that could lead to nonaccrual status in the future. Two of these loans were less than 30 days delinquent at December 31, 2011 and the payments were made in January 2012.

	Number of Loans	Balance
	(Dollars in thousands)
Commercial	16	$3,862
Multi-family residential real estate	4	2,233
Commercial real estate	22	11,083

Total	42	$17,178

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining balances of the loans rather than the actual payment amounts which are overdue. Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2011				December 31, 2010				December 31, 2009
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	7	$281	11	$736	8	$444	3	$266	—	$—	6	$426
Multi-family	—	—	3	4,996	—	—	3	3,986	—	—	8	4,406
Commercial	1	51	6	2,356	—	—	5	3,550	2	515	15	6,864
Consumer loans:
Home equity lines of credit	—	—	3	166	1	54	2	161	—	—	5	1,307
Home equity loans	1	30	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—	—	3	18	1	14
Other	—	—	—	—	1	31	1	10	3	4	—	—
Commercial loans	—	—	1	47	—	—	5	2,084	—	—	1	217

Total delinquent loans	9	362	24	8,301	10	$529	19	$10,057	8	$537	36	$13,234

Delinquent loans as a percent of total loans		.23%		5.28%		.26%		5.02%		.22%		5.54%

The table does not include delinquent loans less than 60 days past due. At December 31, 2011, 2010, and 2009, loans past due 30 to 59 days totaled $981, $2,316 and $4,000, respectively.

	December 31, 2008				December 31, 2007
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)
Real estate loans:
Single-family	—	$—	3	$63	—	$—	5	$332
Multi-family	—	—	3	1,264	—	—	—	—
Commercial	1	530	1	347	—	—	—	—
Construction
Consumer loans:
Home equity lines of credit	—	—	1	60	—	—	1	146
Automobile	1	2	—	—	—	—	1	9
Other	1	1	1	32	—	—	—	—
Commercial loans	—	—	1	646	—	—	1	1

Total delinquent loans	3	$533	10	$2,412	—	$—	8	$488

Delinquent loans as a percent of total loans		.22%		1.01%		.00%		.21%

The table does not include delinquent loans less than 60 days past due. At December 31, 2008 and 2007, loans past due 30 to 59 days totaled $1,070 and $333, respectively.

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

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$736	$266	$426	$63	$235
Multi-family real estate	4,996	3,986	4,406	1,264	—
Commercial real estate	2,356	3,550	6,864	—	—
Consumer	166	171	1,307	92	155
Commercial	47	2,084	217	646	1

Total nonaccrual loans	8,301	10,057	13,220	2,065	391
Loans past due 90 days or more and still accruing:
Single-family real estate	—	—	—	—	97
Commercial real estate	—	—	—	347	—
Consumer	—	—	14	—	—

Total nonperforming loans(1)	8,301	10,057	13,234	2,412	488
REO	2,370	3,509	—	—	86
Other foreclosed assets	—	1,000	—	—	—

Total nonperforming assets(2)	$10,671	$14,566	$13,234	$2,412	$574

Troubled debt restructurings (TDRs)(3)	4,597	839	1,310	—	—

Total nonperforming assets and troubled debt restructurings	$15,268	$15,405	$14,544	$2,412	$574

Nonperforming loans to total loans	5.28%	5.02%	5.54%	1.01%	.21%
Nonperforming assets to total assets	4.25%	5.29%	4.83%	.87%	.21%

(1)	Total nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.
(2)	Nonperforming assets consist of nonperforming loans, REO and other foreclosed assets.
(3)	TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The decrease in nonperforming loans in 2011 compared to 2010 was primarily due to $7.5 million in loan charge-offs, and, to a lesser extent, loan payments and proceeds from the sale of the underlying collateral of various loans, partially offset by $7.3 million in additional loans that became nonperforming during 2011. The $7.3 million in loans that became nonperforming during 2011 were primarily related to two multi-family residential real estate loans which totaled $4.4 million, four commercial real estate loans which totaled $2.2 million and ten single-family loans which totaled $653,000 at December 31, 2011. The high level of nonperforming loans in 2011, 2010 and 2009 was primarily related to deterioration in the commercial, multi-family residential real estate, commercial real estate, and home equity lines of credit portfolios as a result of the sustained adverse economic conditions and its affect on collateral values and borrowers’ ability to make loan payments. For the year ended December 31, 2011, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $268,000. There was no interest income recognized on nonaccrual loans in 2011.

The increase in TDRs in 2011 was primarily due to implementation of Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. This ASU was effective for CFbank for loan modifications beginning January 1, 2011 and amended existing guidance for assisting a creditor in determining whether a restructuring is a TDR. The amendments clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. As a result of implementation of this amended guidance, $8.4 million of loans restructured in 2011 were identified as TDRs.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. At December 31, 2011, nonaccrual loans included $3.0 million in TDRs.

At December 31, 2011, TDRs included $94,000 in multi-family loans, $3.1 million in commercial real estate loans, $651,000 in land loans and $773,000 in commercial loans which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected. Interest income recognized on these troubled debt restructurings totaled $161,000 in 2011. For the year ended December 31, 2011, the amount of interest income that would have been recognized on these troubled debt restructurings, if such loans had continued to perform in accordance with the original contract terms, would have been approximately $10,000 lower due to an increase in interest rates on some of the restructured loans from the original contract rates.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information on nonperforming loans and TDRs as of December 31, 2011 and 2010.

For information on real estate owned (REO) and other foreclosed assets, see the section titled “Foreclosed Assets.”

Allowance for Loan Losses (ALLL). The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. See the section titled “Financial Condition - Allowance for loan losses” in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $6.1 million at December 31, 2011 and decreased $3.7 million, or 37.4%, from $9.8 million at December 31, 2010, and decreased $980,000, or 13.8%, from $7.1 million at December 31, 2009. The ratio of the ALLL to total loans totaled 3.89% at December 31, 2011, compared to 4.87% at December 31, 2010, and 2.97% at December 31, 2009. The decrease in the ALLL for the current year period was due to a decrease in overall loan balances, the charge-off of certain nonperforming loans, a decrease in nonperforming loans, a decrease in past due loans and a decrease in criticized and classified loans during the year ended December 31, 2011.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2011; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

The following table sets forth activity in the ALLL for the periods indicated.

	2011	2010	2009	2008	2007
	(Dollars in thousands)
ALLL, beginning of period	$9,758	$7,090	$3,119	$2,684	$2,109
Charge-offs:
Real estate mortgage loans:
Single-family	124	169	453	73	27
Multi-family	3,167	250	287	—	—
Commercial real estate	2,652	3,145	1,114	—	—
Consumer loans:
Home equity lines of credit	241	830	388	360	—
Automobile	—	50	17	61	15
Other	18	44	7	3	2
Commercial	1,296	1,677	3,998	—	—

Total charge-offs	7,498	6,165	6,264	497	44
Recoveries on loans previously charged off:
Real estate mortgage loans:
Single-family	7	51	18	4	72
Multi-family	9	47	—	—	—
Commercial real estate	202	99	5	—	—
Consumer loans:
Home equity lines of credit	27	10	3	—	—
Automobile	11	20	22	11	8
Other	2	—	—	—	—
Commercial	214	128	295	—	—

Total recoveries	472	355	343	15	80
Net charge-offs (recoveries)	7,026	5,810	5,921	482	(36)
Provision for loan losses	3,375	8,468	9,928	917	539
Reclassification of ALLL on loan-related commitments	3	10	(36)	—	—

ALLL, end of period	$6,110	$9,758	$7,090	$3,119	$2,684

ALLL to total loans	3.89%	4.87%	2.97%	1.31%	1.15%
ALLL to nonperforming loans	73.61%	97.03%	53.57%	129.31%	550.00%
Net charge-offs (recoveries) to the ALLL	114.99%	59.54%	83.51%	15.45%	(1.34%)
Net charge-offs (recoveries) to average loans	3.97%	2.63%	2.47%	.20%	(.02%)

Continuing adverse economic conditions and their effect on the housing market, collateral values, businesses and consumers’ ability to pay may increase the level of charge-offs in the future. Further or continuing weakness in the housing markets in geographic regions that have experienced the largest decline in housing values may negatively impact our purchased home equity lines of credit. Additionally, our commercial, commercial real estate and multi-family residential loan portfolios, where we have experienced elevated levels of delinquent and nonperforming loans and charge-offs, may be detrimentally affected by prolonged adverse economic conditions. Further decline in these portfolios could expose us to significant losses which could materially and adversely affect the Company’s earnings, capital and profitability.

The following table sets forth the ALLL in each of the categories listed at the dates indicated and the percentage of such amounts to the total ALLL and loans in each category as a percent of total loans. Although the ALLL may be allocated to specific loans or loan types, the entire ALLL is available for any loan that, in management’s judgment, should be charged off.

	At December 31,
	2011			2010			2009
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single-family	$207	3.39%	11.58%	$241	2.47%	11.61%	$445	6.28%	12.37%
Multi-family	1,470	24.06%	17.27%	2,520	25.82%	17.61%	713	10.06%	15.81%
Commercial real estate	1,863	30.49%	44.35%	4,719	48.36%	40.26%	4,057	57.22%	40.51%
Construction	—	—	—	74	.76%	2.45%	134	1.89%	2.43%
Consumer loans:
Home equity lines of credit	272	4.45%	9.49%	303	3.11%	8.14%	886	12.50%	7.96%
Other	17	.28%	.78%	22	.23%	.89%	96	1.35%	2.98%
Commercial loans	2,281	37.33%	16.53%	1,879	19.25%	19.04%	759	10.70%	17.94%

Total ALLL	$6,110	100.00%	100.00%	$9,758	100.00%	100.00%	$7,090	100.00%	100.00%

	At December 31,
	2008			2007
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family mortgage loans	$43	1.38%	12.07%	$86	3.20%	12.68%
Consumer loans	142	4.55%	11.17%	46	1.72%	12.11%
Commercial, commercial real estate and multi-family mortgage loans	2,934	94.07%	76.76%	2,552	95.08%	75.21%

Total ALLL	$3,119	100.00%	100.00%	$2,684	100.00%	100.00%

(1)	The information as provided for the years ended December 31, 2011, 2010, and 2009 was not available for the years ended December 31, 2008 and 2007.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. REO and other foreclosed assets totaled $2.4 million at December 31, 2011, and decreased $2.1 million, or 47.4% from $4.5 million at December 31, 2010. See the section titled “Financial Condition - Foreclosed Assets” and Note 5 to the Consolidated Financial Statements in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding foreclosed assets at December 31, 2011. The level of foreclosed assets may increase in the future as we continue our work out efforts related to nonperforming and other loans with credit issues.

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

The investment policy established by the Board of Directors is designed to provide and maintain adequate liquidity, generate a favorable return on investment without incurring undue interest rate and credit risk, and compliment lending activities. The policy provides authority to invest in U.S. Treasury and federal entity/agency securities meeting the policy’s guidelines, mortgage-backed securities and collateralized mortgage obligations insured or guaranteed by the United States government and its entities/agencies, municipal bonds and other investment instruments. At December 31, 2011, the securities portfolio totaled $18.5 million. At December 31, 2011, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes 1 and 3 to the Consolidated Financial Statements contained in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	$1,475	$1,673	$1,884	$2,107	$5,171	$5,561
Collateralized mortgage obligations	16,655	16,843	26,242	26,691	13,551	14,030
Collateralized mortgage obligations issued by private issuers	—	—	—	—	1,635	1,650

Total securities available for sale	$18,130	$18,516	$28,126	$28,798	$20,357	$21,241

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2011.

	One Year or Less		After Five Years through Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	$2	7.17%	$610	7.10%	$863	7.23%	$1,475	7.17%
Collateralized mortgage obligations	—	—	135	3.79%	16,520	1.19%	16,655	1.21%

Total securities available for sale	$2	7.17%	$745	6.50%	$17,383	1.49%	$18,130	1.70%

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

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings. See the section titled “Financial Condition – Stockholders’ equity” included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a discussion of the registered common stock offering announced by the Company on August 9, 2011.

The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid to the Holding Company by CFBank without prior approval of the OCC. As of December 31, 2011, CFBank may pay no dividends to the Holding Company without receiving the prior written approval of the OCC. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering significant losses.

The Holding Company’s cash requirements are currently projected to be approximately $100,000 per month. The Holding Company’s available cash, which totaled $607,000 at December 31, 2011, is sufficient to cover operating expenses, including expenses in connection with the registered common stock offering, at their current projected levels, for approximately 6 months. No assurance can be given that operating expenses, including expenses in connection with the registered common stock offering, will not increase from their current projected levels. A portion of the proceeds from the registered common stock offering is expected to be retained by the Holding Company for general corporate purposes, and is estimated to be sufficient to support the Holding Company’s cash requirements. Given the insufficient cash currently available at the Holding Company, uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the current levels of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, the Board of Directors and management are relying on completion of the registered common stock offering to provide additional funding to support the Holding Company’s working capital needs. Should the registered common stock offering be unsuccessful, there can be no assurance that additional funding sources will be available. Without additional capital, it is unlikely that the Holding Company will have sufficient liquidity to continue to meet its operating expenses as they become due. This could result in the Holding Company being subject to additional regulatory restrictions which could ultimately result in the Holding Company being instructed to seek a merger partner or in CFBank being liquidated.

See the section titled “Liquidity and Capital Resources” and Note 2 to the Consolidated Financial Statements contained in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding Holding Company liquidity and regulatory matters.

Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 61.4% of average deposit balances in 2011. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Deposits are obtained predominantly from the areas in which CFBank offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits, as well as customer service and relationships with customers. As a result of the CFBank Order, we are prohibited from offering above-market interest rates and are subject to market rate limitations published by the FDIC when offering deposits to the general public. Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits. Liquidity could be significantly impacted by the limitations on rates we can offer on deposits to the general public.

Prior to receipt of the CFBank Order in May 2011, we used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we are prohibited from accepting or renewing brokered deposits without FDIC approval. We have the ability to seek wholesale deposits that are not considered brokered deposits. At December 31, 2011, CFBank had $53.9 million in brokered deposits with maturity dates from January 2012 through August 2016. At December 31, 2011, cash, unpledged securities and deposits in other financial institutions totaled $64.0 million and was sufficient to cover all brokered deposit maturities.

CFBank has been a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. Customer balances in the CDARS program totaled $12.0 million at December 31, 2011 and decreased $17.2 million, or 58.9%, from $29.2 million at December 31, 2010. The decrease was primarily due to the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012 and a current limited waiver which expires on June 16, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between March 19, 2012 and June 16, 2012. Management intends to submit additional requests for waivers in the future, however there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing non-brokered deposits may remain with CFBank. Deposit retention may be negatively impacted by other factors, including, but not limited to, further deterioration in the performance or capital levels of the Holding Company or CFBank, additional material restrictions or penalties imposed by regulators pursuant to the Orders and the perception of the viability of the Holding Company or CFBank in our market areas.

Certificate accounts in amounts of $100,000 or more totaled $98.9 million at December 31, 2011, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$9,480	1.42%
Over 3 through 6 months	9,270	0.80%
Over 6 through 12 months	18,628	1.54%
Over 12 months	61,556	1.96%

Total	$98,934

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2011			2010			2009
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest-bearing checking accounts	$12,984	5.57%	.10%	$11,171	4.78%	.15%	$10,650	4.92%	.21%
Money market accounts	45,428	19.49%	.51%	61,959	26.52%	.99%	54,529	25.17%	1.58%
Savings accounts	12,204	5.24%	.10%	11,050	4.73%	.10%	10,516	4.85%	.10%
Certificates of deposit	143,145	61.41%	1.76%	128,772	55.11%	2.08%	124,743	57.57%	3.07%
Noninterest-bearing deposits:
Demand deposits	19,334	8.29%	—	20,706	8.86%	—	16,243	7.49%	—

Total average deposits	$233,095	100.00%	1.30%	$233,658	100.00%	1.56%	$216,681	100.00%	2.36%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2011.

	Period to Maturity from December 31, 2011				At December 31,
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	2011	2010	2009
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$18,456	$3,262	$240	$161	$22,119	$21,953	$21,136
1.00 to 1.99%	31,675	15,214	11,313	788	58,990	65,382	32,130
2.00 to 2.99%	4,152	13,019	14,101	20,390	51,662	33,999	11,287
3.00 to 3.99%	413	35	—	242	690	3,037	19,908
4.00 to 4.99%	—	675	—	—	675	3,096	25,814
5.00% and above	216	110	—	499	825	1,328	2,158

Total certificate accounts	$54,912	$32,315	$25,654	$22,080	$134,961	$128,795	$112,433

See the section titled “Financial Condition – Deposits” and “Liquidity and Capital Resources” contained in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information regarding deposits.

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund operations. The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 180 days as of December 31, 2011. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $15.7 million at December 31, 2011. Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $20.2 million at year-end 2011.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank (FRB) through the Borrower in Custody program. In April, 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 bp higher. The borrowings are collateralized by commercial and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $14.8 million at year-end 2011. There were no amounts outstanding from the FRB at December 31, 2011. CFBank also had $1.0 million available in an unsecured line of credit with a commercial bank at December 31, 2011. Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns. There was no amount outstanding on this line of credit at December 31, 2011.

CFBank’s borrowing capacity may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, further deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, a decline in the balance of pledged collateral or further deterioration in CFBank’s capital levels. See the section titled “Liquidity and Capital Resources” contained in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding subordinated debentures issued by the Company in 2003.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Short-term FHLB advances and other borrowings:
Average balance outstanding	$4	$—	$597
Maximum amount outstanding at any month-end during the period	1,500	—	2,065
Balance outstanding at end of period	—	—	2,065
Weighted average interest rate during the period	0.75%	—	0.17%
Weighted average interest rate at end of period	0.00%	—	0.18%

Subsidiary Activities

As of December 31, 2011, we maintained CFBank, Ghent Road, Inc., Smith Ghent LLC and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2011, the Company had 56 full-time and 12 part-time employees.

Regulation and Supervision

Set forth below is a brief description of certain laws and regulations that apply to us. This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

General. The Holding Company and CFBank, as a federally chartered savings and loan holding company and federal savings association, respectively, have historically been subject to examination and comprehensive federal regulation and oversight by the OTS. As of July 21, 2011, the Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions. In particular, the Dodd-Frank Act transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the OTS to the OCC and the FED, respectively. CFBank has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law, and certain other requirements established by the FED.

The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws or regulations. Such regulations and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides federal banking regulators, including the OCC, the FED and the FDIC, with substantial enforcement powers. The enforcement authority of the OCC and the FED (which previously resided with the OTS) over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. Other actions or inactions may also provide the basis for enforcement action.

For information with respect to current operating restrictions imposed on the Holding Company and CFBank by the FED and the OCC as a result of the Orders, see the section below titled “Regulatory Agreements.”

Recently Enacted Regulatory Reform. Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. The following discussion summarizes significant aspects of the new law that may affect the Holding Company and CFBank:

•	Effective July 21, 2011, the OTS was merged into the OCC and the authority of the other remaining bank regulatory agencies was restructured;

•

The Consumer Financial Protection Bureau was established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies were adopted;

•	The prohibition on the payment of interest on demand deposits was repealed, effective July 21, 2011;

•

The standard maximum amount of deposit insurance per customer was permanently increased to $250,000 and noninterest bearing transaction accounts have unlimited deposit insurance through January 1, 2013;

•	The deposit insurance assessment base calculation was expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period;

•

New corporate governance requirements, which are generally applicable to most larger public companies, require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements.

Many provisions of the Dodd-Frank Act have not yet been implemented and will require interpretation and rule making by federal regulators. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

Regulation of the Holding Company

General. The Holding Company, as a unitary savings and loan holding company, is subject to regulation, periodic examination, enforcement authority and oversight by the FED. As a subsidiary of a savings and loan holding company, CFBank is subject to certain restrictions in its dealings with the Holding Company and its affiliates.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FED to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five year transition period from the July 21, 2010 (the date of enactment of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Activities Restrictions. As a unitary savings and loan holding company, there are generally few restrictions on the activities of the Holding Company; however, this broad latitude to engage in activities can be restricted if the FED determines an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association or if the association fails to qualify as a qualified thrift lender (QTL). The FED may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

If the Holding Company were to acquire control of another savings institution to be held as a separate subsidiary, the Holding Company would become a multiple savings and loan holding company. Except where such acquisition is pursuant to the authority to approve emergency thrift acquisitions and each subsidiary savings institution meets the QTL test, the activities of the Holding company and any of its subsidiaries (other than CFBank or other subsidiary savings institutions) would thereafter be subject to further restrictions.

Regulation of CFBank

General. CFBank, as a federally chartered savings institution, is subject to regulation, periodic examination, enforcement authority and oversight by the OCC extending to all aspects of CFBank’s operations. CFBank also is subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law. This regulation and supervision primarily is intended for the protection of depositors and not for the purpose of protecting stockholders. CFBank’s relationship with its depositors and borrowers also is regulated to a great extent by both Federal and state laws, especially in such matters as the ownership of savings accounts and the form and content of CFBank’s mortgage requirements.

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. In addition, all savings institutions, including CFBank, are required to maintain QTL status to avoid certain restrictions on their operations. This status is maintained by meeting the QTL test, which requires a savings institution to have a designated level of thrift-related assets generally consisting of residential housing related loans and investments, thereby indirectly limiting investment in other assets. At December 31, 2011, CFBank met the test and has met the test since its effectiveness. If CFBank loses QTL status, it becomes subject to national bank investment and activity limits.

The OCC, as well as other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and employee benefits. Any institution which fails to comply with these standards must submit a compliance plan.

Regulatory Capital Requirements. Savings institutions are required to maintain a minimum level of regulatory capital. The OCC has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to savings institutions. The OCC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets, which it did not meet at September 30, 2011 or December 31, 2011. CFBank will not be considered well-capitalized as long as it is subject to individual minimum capital requirements. See Note 2 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information on CFBank’s compliance with these capital requirements and the registered common stock offering announced in August 2011 to raise up to $30.0 million in additional capital.

The capital standards generally require core capital equal to at least 4.0% of adjusted total assets. Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. The OCC also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. The OCC is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet items, are multiplied by a risk weight, ranging from 0% to100%, based on the risk inherent in the type of asset.

The OCC and the FDIC are authorized and, under certain circumstances, required to take actions against savings institutions that fail to meet their capital requirements. The OCC is generally required to restrict the activities of an “undercapitalized institution,” which is an institution with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8.0% risk-based capital ratio. Any such institution must submit a capital restoration plan and, until such plan is approved by the OCC, may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions.

Any savings institution that fails to comply with its capital plan or has a Tier 1 risk-based or core capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution. An institution that becomes “critically undercapitalized” because it has a tangible capital ratio of 2.0% or less is subject to further restrictions on its activities in addition to those applicable to significantly undercapitalized institutions. In addition, the OCC must appoint a receiver, or conservator with the concurrence of the FDIC, for a savings institution, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized institution is also subject to the general enforcement authority of the OCC and the FDIC, including the appointment of a conservator or a receiver.

The OCC is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The imposition by the OCC or the FDIC of any of these measures on CFBank may have a substantial adverse effect on our operations, profitability and viability.

FDIC Regulation and Insurance of Accounts. CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. Effective July 21, 2010, the basic deposit insurance level was increased to $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2011 were $687,000. Those premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks. In addition, our deposit insurance costs are higher than those of many of our competitors, as we pay elevated FDIC premiums as a result of the CFBank Order.

In accordance with the Dodd-Frank Act, the FDIC issued new regulations setting insurance premium assessments effective April 2011. The new premiums are based on an institution’s total assets minus its Tier 1 capital instead of its deposits. The intent of the new assessment calculations is not to substantially change the level of premiums paid, notwithstanding the use of assets as the calculation base instead of deposits. CFBank’s premiums are based on its assignment under one of four risk categories based on capital, supervisory ratings and other factors. If our risk category changes our premiums could increase substantially.

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

Limitations on Dividends and Other Capital Distributions. OCC regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, for savings institutions such as CFBank, it is required that before and after the proposed distribution the institution remain well-capitalized. Savings institutions may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years. However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC.

The Holding Company’s ability to pay dividends, repurchase common stock, service debt obligations and fund operations is dependent upon receipt of dividend payments from CFBank. Future dividend payments by CFBank to the Holding Company would be based upon future earnings and the approval of the OCC.

Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings.

Our ability to pay dividends on or to repurchase our common stock is also subject to limits due to our participation in the TARP Capital Purchase Program. See Notes 17 and 18 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for details regarding our participation in the TARP Capital Purchase Program.

Regulatory Agreements

On May 25, 2011, the Holding Company and CFBank consented to the issuance of the Holding Company Order and CFBank Order by the OTS, the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Act, the FED replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank.

The Holding Company Order requires it, among other things, to: (i) submit by June 30, 2011 (and update by December 31, 2011 and every December 31 thereafter) a capital plan to regulators that establishes a minimum tangible capital ratio commensurate with the Holding Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Holding Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Holding Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (v) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators.

The CFBank Order requires it, among other things, to: (i) have by September 30, 2011, and maintain thereafter, 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by June 30, 2011 (and update by December 31, 2011 and every December 31 thereafter) a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) submit a contingency plan providing for a merger or voluntary dissolution of CFBank if capital does not reach the required levels, which requirement was extended by the OCC until the earlier of 15 days after termination of the stock offering or January 31, 2012, and a further extension of this date has been requested of the OCC; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans without regulatory approval, which prohibition was waived by OCC on November 9, 2011 subject to certain Board approval conditions, loan policies and credit administration procedures; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth to net interest credited on deposit liabilities absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the FDIC limits on brokered deposits. As a result of the CFBank Order, CFBank is considered “adequately capitalized” for regulatory purposes.

The significant directives contained in the Orders, including higher capital requirements, requirements to reduce the level of our classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits, restrictions on certain types of lending and restrictions on dividend payments have impeded and may further impede our ability to operate our business and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business and could negatively impact the scope and flexibility of our business activities.

The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators.

The Company announced the terms of a registered common stock offering of up to $30.0 million on August 9, 2011. The registered common stock offering consists of a rights offering of up to $25.0 million and a $5.0 million offering to a group of standby purchasers. Under the terms of the rights offering, all record holders of the Company’s common stock as of February 8, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitles the holder of the right to purchase 6.0474 shares of Company common stock at a subscription price of $1.00 per share. Any shares not subscribed for in the rights offering may be offered in a public offering. In addition, for each three shares of common stock purchased, purchasers will receive, at no charge, one warrant to purchase one additional share of common stock at a purchase price of $1.00 per share. The warrants will be exercisable for three years. The Company has separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements, the standby purchasers will acquire 5.0 million shares of Company common stock at a price of $1.00 per share and receive warrants with the same terms and conditions as all purchasers in the rights offering. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $16.5 million in net proceeds from the rights offering. The registration statement related to the rights offering is on file with the SEC and became effective on February 8, 2012.

Federal and State Taxation

Federal Taxation

General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Company and CFBank. We are subject to a maximum federal income tax rate of 34% for 2011. At year-end 2011, the Company had net operating loss carryforwards of approximately $19.5 million which expire at various dates from 2024 to 2031. See Note 14 to the Consolidated Financial Statements included in our 2011 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information.

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

Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended, imposes a tax on alternative minimum taxable income (AMTI) at a rate of 20%. AMTI is federal taxable income before net operating loss adjusted by certain tax preference amounts. AMTI is increased by an amount equal to 75% of the amount by which the Company’s adjusted current earnings exceed its AMTI. Only 90% of AMTI may be offset by alternative minimum tax net operating loss carryovers. The Company currently has alternative minimum tax net operating losses totaling $19.0 million at December 31, 2011 from tax years 2004 through 2011.

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

A special litter tax also applies to all corporations subject to the Ohio corporate franchise tax, including the Holding Company and Ghent Road, Inc. This litter tax does not apply to financial institutions. If the franchise tax is paid on the net income basis, the litter tax is equal to 0.11% of the first $50,000 of computed Ohio taxable income and 0.22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to 0.014% times taxable net worth.

Certain holding companies will qualify for complete exemption from the net worth tax if certain conditions are met. The Holding Company will most likely meet these conditions, and thus, calculate its Ohio franchise tax on the net income basis only. When the Holding Company files as a qualifying holding company, Ghent Road, Inc. must make an adjustment to its net worth computation.

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

Available Information

Our website address is www.CFBankonline.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the Commission. These reports can be found on our website under the caption “Investor Relations – SEC Filings.” Investors also can obtain copies of our filings from the Commission’s website at www.sec.gov.

Item 1A. Risk Factors.

The following are certain risk factors that could impact our business, financial results and results of operations. Investing in our common stock involves risks, including those described below. These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures in this Annual Report on Form 10-K (particularly the forward-looking statements). These risk factors could cause actual results and conditions to differ materially from those projected in forward-looking statements. If any of the events in the following risks actually occur, or if additional risks and uncertainties not presently known to us or that we believe are immaterial do materialize, then our business, financial condition or results of operations could be materially adversely impacted. In addition, the trading price of our common stock could decline due to any of the events described in these risks.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm in their audit report for fiscal year 2011 has expressed substantial doubt about our ability to continue as a going concern. Continued operations may depend on our ability to comply with the terms of the Orders and the additional capital required to do so may not be available if our stock offering is not successful. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Holding Company.

We are subject to restrictions and conditions of Cease and Desist Orders issued by our regulators. We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Orders. Failure to comply with the Orders could result in additional enforcement action against us.

The regulators have issued Cease and Desist Orders against the Holding Company and CFBank. The Orders contain a number of significant directives, including higher capital requirements, requirements to reduce the level of our classified and criticized assets, growth and operating restrictions, restrictions on brokered deposits and restrictions on dividend payments. These restrictions may impede our ability to operate our business and to effectively compete in our markets. If we fail to comply with the terms and conditions of the Orders, the regulators could take additional enforcement action against us, including imposing further operating restrictions on us, directing us to seek a merger partner or liquidating CFBank.

We have incurred and expect to continue to incur significant additional regulatory compliance expense in connection with the Orders. It is possible that regulatory compliance expenses related to the Orders could have a material adverse impact on us in the future.

In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business, which could negatively impact the scope and flexibility of our business activities. Further, the imposition of the Orders, including certain restrictions on severance and indemnification payments and employment and compensation arrangements, may make it more difficult to attract and retain qualified employees. While we plan to take appropriate actions and intend to seek to have the Orders terminated in the future, such actions may not result in regulators terminating the Orders.

If we do not sell at least the minimum number of shares of common stock in our stock offering, the regulators could take additional enforcement action against us.

We are currently “adequately capitalized” for regulatory purposes. However, we have not generated profits in three years and, unless additional capital is infused into the Holding Company and CFBank, it is unlikely that we will be able to generate profits in the future. This would cause our capital levels to continue to erode. If that happens, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner or liquidate CFBank.

A portion of the proceeds from the registered common stock offering is expected to be retained by the Holding Company for general corporate purposes and is estimated to be sufficient to support the Holding Company’s cash requirements. Given the insufficient cash currently available at the Holding Company, uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the current levels of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, the Board of Directors and management are relying on completion of the registered common stock offering to provide additional funding to support the Holding Company’s working capital needs. Should the registered common stock offering be unsuccessful, there can be no assurance that additional funding sources will be available, which would have a material adverse impact on our financial condition. Without additional capital, it is unlikely that the Holding Company will have sufficient liquidity to continue to meet its operating expenses as they become due. This could result in the Holding Company being subject to additional regulatory restrictions which could ultimately result in the Holding Company being instructed to seek a merger partner or in CFBank being liquidated.

Our capital levels were not sufficient to achieve compliance with the higher capital requirements mandated by the CFBank Order by September 30, 2011, and capital levels in the future may not be sufficient to absorb additional loan or other losses and maintain compliance with these higher capital requirements.

The CFBank Order requires CFBank to raise its tier one (core) capital and total risk-based capital ratios to 8% and 12%, respectively, by September 30, 2011. Although we did not comply with the higher capital ratio requirements by the September 30, 2011 required date or December 31, 2011, based on informal discussions with the regulators and due to the pendency of the stock offering, management does not expect that any additional material restrictions or penalties will be imposed by the regulators, assuming we are able to raise sufficient capital in the stock offering.

Even assuming completion of the stock offering, our capital cushion, if any, may not be significant. To the extent we experience increases in our allowance for loan losses or operating losses, such events would reduce, and possibly eliminate, our capital cushion. If our capital is reduced such that our capital ratios do not comply with the requirements of the CFBank Order, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner or liquidate CFBank.

Reduction in the level of our problem assets may not be sufficient to achieve compliance with the levels we must meet according to our plan submitted for approval by the regulators.

The regulators have directed CFBank to submit for regulatory approval a plan with specific strategies, targets and timeframes to reduce the level of problem assets. This plan has not yet been approved by the regulators. If we do not maintain compliance with the plan to reduce the level of problem assets, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner or liquidate CFBank.

The allowance for loan losses may not be adequate to cover actual losses. Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans. We reserve for loan losses by establishing an allowance through a charge to earnings. The amount of this allowance is based on our assessment of probable incurred credit losses in our loan portfolio. The process for determining the amount of the allowance is critical to our financial condition and results of operations. It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans. It also requires that we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. The allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio. We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved. We might increase the allowance because of changing economic conditions. For example, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high loan-to-value ratios. The lingering nature of the decline in the national economy and the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods. In addition, our determination as to the amount of our allowance for loan losses is subject to review by our regulators as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the regulators after a review of the information available at the time of their examination. The additions to our allowance for loan losses would be made through increased provisions for loan losses, which would reduce our income and could materially and adversely affect our financial condition, earnings and profitability.

A continuation of turmoil in the financial markets could have an adverse effect on our financial position or results of operations.

Since 2008, United States and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly. Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry. Dramatic declines in the U.S. housing market, with falling home and real estate prices, increasing foreclosures and high unemployment, have negatively affected the credit performance of loans and resulted in significant write-downs of asset values by many financial institutions. The U.S. and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions. Notwithstanding the actions of the U.S. and other governments, these efforts may not succeed in improving industry, economic or market conditions and may result in adverse unintended consequences. Factors that could continue to pressure financial services companies, including the Company, are numerous and include: (i) worsening credit quality, leading among other things to increases in loan losses and reserves; (ii) continued or worsening disruption and volatility in financial markets, leading to, among other things, continuing reductions in asset values; (iii) capital and liquidity concerns regarding financial institutions generally; (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system; or (v) recessionary conditions that are deeper or last longer than currently anticipated.

The ongoing economic recession could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the U.S. and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the U.S. generally and in our market area in particular. In the current low growth environment, the national economy has experienced a general economic downturn, with high unemployment levels, declines in real estate values and the erosion of consumer confidence. Our primary market area has also been negatively impacted by the economic recession. From the fourth quarter of 2008 to December 31, 2011, unemployment rates in Ohio increased from 7.1% to 7.6%, according to Bureau of Labor Statistics data. In addition, our primary market area has also experienced a softening of the local real estate market, a reduction in local property values and a decline in the local manufacturing industry. A prolonged or more severe economic downturn, continued elevated levels of unemployment, further declines in the values of real estate, or other events that affect our borrowers could impair the ability of our borrowers to repay their loans in accordance with their terms and could reduce the value of collateral securing these loans. Nearly all of our loans are secured by real estate located in Ohio or made to businesses in Ohio. As a result of this concentration, a prolonged or more severe downturn in the state’s economy could result in significant increases in nonperforming loans, which would negatively impact our interest income and result in higher provisions for loan losses, which would decrease our earnings and further increase the capital required to comply with the Orders. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

We may make, or be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of nonperforming assets will fluctuate. Although we have made some progress in reducing our level of nonperforming assets during 2011, we expect nonperforming assets to remain at or increase to historically high levels for the immediate future. If decreasing trends in the housing and real estate markets continue, we expect that we will continue to experience increased delinquencies and credit losses. Moreover, if the slow economy in our market continues, we expect that it would further negatively impact economic conditions and we could experience continuing high delinquencies and credit losses. Current levels of, or an increase in our nonperforming assets, credit losses or our provision for loan losses would materially adversely affect our financial condition and results of operations. Unless and until we can increase our capital to support new lending and substantially reduce our levels of nonperforming loans and other real estate owned, we do not expect to return to profitability.

Our emphasis on commercial, commercial real estate and multi-family residential real estate lending may expose us to increased lending risks.

Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. Because payments on loans secured by commercial real estate properties are dependent on successful operation or management of the properties, repayment of commercial real estate loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Commercial real estate and multi-family residential mortgage loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans. Some of our borrowers also have more than one commercial real estate or multi-family residential mortgage loan outstanding with us. Additionally, some loans may be collateralized by junior liens. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a single-family residential mortgage loan.

Our adjustable-rate loans may expose us to increased lending risks.

While adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, the increased payments required of adjustable-rate loan borrowers upon an interest rate adjustment in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a rising interest rate environment. In addition, although adjustable-rate loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Our financial condition and results of operations are dependent on the economy in CFBank’s market area.

CFBank’s principal market area for loans includes the following Ohio counties: Summit County, and contiguous counties through our office in Fairlawn, Ohio; Franklin County, and contiguous counties through our office in Worthington, Ohio; and Columbiana County, and contiguous counties through our offices in Calcutta and Wellsville, Ohio. We have originated commercial and conventional real estate loans and business loans primarily throughout Ohio. Most of our deposits and loans come from our market area. Because of CFBank’s concentration of business activities in Ohio, our financial condition and results of operations depend upon economic conditions in Ohio. Adverse economic conditions in Ohio could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in Ohio could adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur.

Increased and/or special FDIC assessments would hurt our earnings.

Beginning in late 2008, the economic environment caused higher levels of bank failures, which dramatically increased FDIC resolution costs and led to a significant reduction in the deposit insurance fund. As a result, the FDIC has significantly increased the initial base assessment rates paid by financial institutions for deposit insurance. These increases in the base assessment rate have increased our deposit insurance costs and negatively impacted our earnings. In addition, our deposit insurance costs are higher than those of many of our competitors, as we pay elevated FDIC premiums as a result of the CFBank Order. Any further increased and/or special FDIC assessment will further negatively impact our earnings.

CFBank is a party to interest-rate swap agreements that could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status due to the CFBank Order. If the counterparty were to request immediate payment, CFBank would be required to remit $1.0 million based on the December 31, 2011 valuation of the interest-rate swaps, and may incur a net $1.0 million expense, subject to valuation fluctuations, over the remaining lives of the related loans.

CFBank is a party to interest-rate swap agreements that could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status. CFBank utilizes interest rate swaps as part of its asset liability management strategy to help manage its interest rate risk position. CFBank has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The agreements with the borrowers only require payment on the yield maintenance provision in the event of prepayment of the loan or loan default. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank’s capital is less than required for well-capitalized status. If the counterparty elected to request payment, CFBank would be required to remit $1.0 million based on the December 31, 2011 valuation of the interest rate swaps. Should interest rates decrease from December 31, 2011 levels, the required payment may increase in the event the swaps are called. In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers’ prepaying the loans, as of December 31, 2011 would incur a net $1.0 million expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Changing interest rates may decrease our earnings and asset values.

Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to inflation, recession, changes in employment levels, changes in the money supply and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce our profits. Net interest income is a significant component of our net income, and consists of the difference, or spread, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods to which they reprice, they may react in different degrees to changes in market interest rates. In addition, residential mortgage loan origination volumes are affected by market interest rates on loans. Rising interest rates generally are associated with a lower volume of loan originations, while falling interest rates are usually associated with higher loan originations. Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase. A majority of our commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.

The Holding Company and CFBank operate in a highly regulated environment and may be adversely affected by changes in laws and regulations.

The Holding Company and CFBank are subject to extensive regulation, supervision and examination by our regulators. Such regulation and supervision govern the activities in which an institution and its holding company may engage, and are intended primarily for the protection of the insurance fund and for the depositors and borrowers of CFBank. The regulation and supervision by our regulators are not intended to protect the interests of investors in the Company’s common stock. Regulators have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and cash flows.

Regulatory reform may have a material impact on our operations.

On July 21, 2010, President Obama signed into law the Dodd-Frank Act which could impact the performance of the Holding Company and CFBank in future periods. The Dodd-Frank Act included numerous provisions intended to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but is also charged with reviewing, and when appropriate, submitting, comments to the Securities and Exchange Commission and Financial Accounting Standards Board with respect to existing or proposed accounting principles, standards or procedures. Further, the Dodd-Frank Act retained the thrift charter and merged the OTS, the former regulator of the Holding Company and CFBank, into the OCC, and the Holding Company is now regulated by the FED. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until the full implementation is completed, but the possibility of significant additional compliance costs exists, and the Dodd-Frank Act consequently may have a material adverse impact on our operations.

We face strong competition from other financial institutions, financial services companies and other organizations offering services similar to those offered by us, which could result in our not being able to sustain or grow our loan and deposit businesses.

We conduct our business operations primarily in Summit, Columbiana and Franklin Counties, Ohio, and make loans generally throughout Ohio. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, community banks, regional banks and money center banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Our competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, financial intermediaries not subject to bank regulatory restrictions and banks and other financial institutions with larger capitalization have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than we are, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to sustain current loan and deposit levels or increase our loan and deposit levels, and our business, financial condition and future prospects may be negatively affected.

Provisions in the Holding Company’s Amended and Restated Certificate of Incorporation and statutory provisions could discourage a hostile acquisition of control.

The Holding Company’s Amended and Restated Certificate of Incorporation contains certain provisions that could discourage non-negotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management. These provisions include: the classification of the terms of the members of the board of directors; supermajority provisions for the approval of certain business combinations; elimination of cumulative voting by stockholders in the election of directors; certain provisions relating to meetings of stockholders; and provisions allowing the board of directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer. The provisions in the Amended and Restated Certificate of Incorporation requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of the Company’s equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified board of directors’ approval requirements. The Amended and Restated Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock, as well as 50,000,000 shares of common stock. These shares could be issued without further stockholder approval on terms or in circumstances that could deter a future takeover attempt.

The Amended and Restated Certificate of Incorporation restricts the ability of an acquirer to vote more than 10% of our outstanding common stock. Federal banking laws contain various restrictions on acquisitions of control of savings associations and their holding companies.

The Amended and Restated Certificate of Incorporation, as well as certain provisions of state and federal law, may have the effect of discouraging or preventing a future takeover attempt in which stockholders of the Company otherwise might receive a substantial premium for their shares over then current market prices.

We rely, in part, on external financing to fund our operations, and any lack of availability of such funds in the future could adversely impact our business strategies and future prospects.

We rely on deposits, FHLB advances and other borrowings to fund our operations. We believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing non-brokered deposits will remain with CFBank. As a result of CFBank’s Order, we are generally prohibited from using brokered deposits or above-market pricing of deposits to retain deposits or increase funding. CDARS balances are considered brokered deposits by regulation.

CFBank’s borrowing capacity from the FHLB decreased in 2010 and 2011 primarily due to increased collateral requirements as a result of the credit performance of CFBank’s loan portfolio, tightening of overall credit policies by the FHLB and a decline in eligible collateral due to a reduction in new loan originations. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year. In November 2011, CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days. CFBank is only eligible to borrow under the FRB’s secondary credit program, which involves a higher level of administration. For example, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 basis points higher than under the primary credit program. FRB borrowings are limited to short-term, overnight funding, and are not available to CFBank for longer term funding needs. Future deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, tightening of overall credit policies by the FHLB or FRB, or a decline in the balances of pledged collateral may further reduce CFBank’s borrowing capacity.

The Holding Company previously issued subordinated debentures in connection with the issuance of trust preferred securities to raise additional capital to fund operations. We may seek additional debt or equity capital in the future to achieve our long-term business objectives. However, pursuant to the Holding Company Order, the Holding Company may not incur, issue, renew, or roll over or pay interest or principal on any debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, and may not increase any lines of credit or guarantee the debt of any entity without the prior non-objection of the regulators. As a result of these and other factors, our business strategies and future prospects could be adversely impacted.

The Holding Company may not be able to meet its liquidity needs.

Without additional capital, it is unlikely that the Holding Company will have sufficient liquidity to continue to meet its operating expenses as they become due. This could result in the Holding Company being subject to additional regulatory restrictions which could ultimately result in the Holding Company being instructed to seek a merger partner or in CFBank being liquidated.

The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving the prior written approval of our regulators. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by Regulators while CFBank is suffering significant losses. As a result of the current level of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, it is unlikely CFBank will be able to pay dividends to the Holding Company. If CFBank is unable to pay dividends, the Holding Company may not have the funds to be able to service its debt, pay its other obligations or pay dividends on it’s common stock, which could have a material adverse impact on our financial condition, liquidity and the value of your investment in our common stock.

The Holding Company’s available cash at December 31, 2011 is sufficient to cover operating expenses, including expenses in connection with the registered common stock offering, at their current projected levels, for approximately 6 months. The Board of Directors elected to defer scheduled dividend payments related to the Preferred Stock beginning with the November 15, 2010 payment, and the interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash. We expect that the Board will also elect to defer future payments until the Company is recapitalized. Pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock or interest on the subordinated debentures without the prior written notice to and written non-objection from the regulators.

Our continued participation in the TARP Capital Purchase Program may act to depress the market value of our common stock and hinder our ability to retain and attract well-qualified executives.

Pursuant to the terms of the securities purchase agreement between the Holding Company and Treasury, the ability to declare or pay dividends on our common stock is limited to $0.05 per share per quarter. In addition, the Holding Company is not permitted to declare or pay dividends on common stock if we are in arrears on the payment of dividends on the Preferred Stock. In addition, our ability to repurchase outstanding common stock is restricted. The restriction on our ability to pay dividends may depress the market price of our common stock.

As a participant under the TARP Capital Purchase Program, the Holding Company and CFBank must comply with the executive compensation and corporate governance standards imposed by statute and the TARP compensation standards for as long as Treasury holds any securities acquired from the Holding Company under this program. The restrictions on the Holding Company’s and CFBank’s ability to compensate senior executives in relation to executive compensation at companies that are not recipients of TARP funds may limit our ability to retain and recruit senior executives.

Our participation in the TARP Capital Purchase Program could adversely affect our financial condition and results of operations.

Treasury’s ability to change the terms, rules or requirements of the TARP Capital Purchase Program in the future could adversely affect our financial condition and results of operations.

If we are unable to redeem the Preferred Stock prior to February 14, 2014, the cost of this capital will increase substantially.

If we are unable to redeem the Preferred Stock prior to February 14, 2014, the annual dividend rate on the Preferred Stock will increase substantially beginning on that date, from 5.0% per annum to 9.0% per annum. Depending on our financial condition at the time, this increase in the annual dividend rate on the Preferred Stock could have a material negative effect on liquidity and net income available to common stockholders.

The Preferred Stock reduces net income available to common stockholders and earnings per share of common stock, and the warrant issued to Treasury may be dilutive to holders of our common stock.

While the additional capital we raised through the TARP Capital Purchase Program provides further funding for our business, our participation has increased the number of diluted outstanding common shares and carries a preferred dividend. The dividends accrued and the accretions of discount on the Preferred Stock reduce the net income available to holders of our common stock and earnings per common share. Additionally, the ownership interest of the existing holders of our common stock will be diluted to the extent the warrant, issued to Treasury in conjunction with the sale to Treasury of the Preferred Stock, is exercised. The common stock underlying the warrant represented approximately 7.5% of total common shares outstanding as of December 31, 2011. Although Treasury has agreed not to vote any of the common stock it receives upon exercise of the warrant, a transferee of any portion of the warrant, or of any common stock acquired upon exercise of the warrant, would not be bound by this restriction.

We may need to raise additional capital in the future, but that capital may not be available when we need it. Any additional securities issued in a capital raising transaction would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

The regulators are requiring CFBank to raise its tier one (core) capital and total risk-based capital ratios to 8.0% and 12.0%. Even if the stock offering is successful, we may at some point need to raise additional capital, through offerings of our common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or our common stock, to maintain these required capital ratios and to support our operations and any future growth, as well as to protect against the impact of any further deterioration in our loan portfolio. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. The volatility and disruption in the capital and credit markets associated with the current economic environment have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength. If the level of market disruption and volatility continue or worsen, our ability to raise additional capital may be disrupted. If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected, and our regulators may subject CFBank to further regulatory enforcement action.

Under our Amended and Restated Certificate of Incorporation, we have additional authorized shares of common stock and preferred stock that we can issue from time to time at the discretion of our Board of Directors, without further action by the stockholders, except where stockholder approval is required by law or Nasdaq requirements. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to holders of our common stock. Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro-rata share of any offering of shares of any class or series; therefore, our stockholders may not be permitted to invest in future issuances of our common stock and as a result would be diluted.

If we fail to continue to meet all applicable continued listing requirements of the Nasdaq® Capital Market and Nasdaq® determines to delist our common stock, the market liquidity and market price of our common stock could decline, and our ability to access the capital markets could be negatively affected.

Our common stock is listed on the Nasdaq® Capital Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements. On July 13, 2011 the Company received notice from Nasdaq that it does not comply with the minimum bid price requirement for continued listing on Nasdaq. The Company has until July 9, 2012 to regain compliance with this requirement. In the event the Company does not regain compliance, the Company may be eligible for additional time through an appeal to a Hearings Panel, or be required to have its stock quoted on the Over the Counter Bulletin Board. While our Board of Directors has received stockholder approval to affect a reverse stock split in a ratio of up to five old shares for one new share, it is possible that the public trading price of our common stock could nevertheless fail to meet the minimum requirements necessary to maintain our listing on Nasdaq. Delisting from the Nasdaq® Capital Market could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In addition, delisting of our common stock could materially adversely affect our access to the capital markets. Any limitation on market liquidity or reduction in the price of our common stock as a result of delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 2.	Properties.

We conduct our business through four branch offices located in Summit, Columbiana, and Franklin Counties, Ohio. The net book value of the Company’s properties totaled $5.4 million at December 31, 2011. Ghent Road, Inc. owned land located adjacent to the Fairlawn, Ohio office which totaled $167,000 and was held for sale at year-end 2011. All properties are owned. Smith Ghent LLC owns the Fairlawn office and leases it to CFBank.

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

No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service in calendar year 2011 or at any other time in connection with any transaction deemed by the Internal Revenue Service to be abusive or to have a significant tax avoidance purpose.

Item 4.	Mine Safety Disclosures.

None

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During the fiscal quarter ended December 31, 2011, the Company did not repurchase or sell any of its securities.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated by reference to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared” on page 30, in “Note 2 – Going Concern Considerations and Management’s Plans” at page 45 and in “Note 19 – Regulatory Capital Matters” at page 74 therein, respectively.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6	Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated by reference to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Selected Financial and Other Data” at page 4 therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated by reference to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated by reference to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” at page 4 therein.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act. the consolidated financial statements appear under the caption “Financial Statements” at page 31 therein and include the following:

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

Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308 of Regulation S-K is incorporated by reference to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting” at page 31 therein.

Changes in internal control over financial reporting. We made no significant changes in our internal controls or in other factors that could significantly affect these controls in the fourth quarter of 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors. Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Executive Officers of the Registrant

Name	Age at December 31, 2011	Position held with the Holding Company and/or Subsidiaries
Eloise L. Mackus	61	Chief Executive Officer, General Counsel and Corporate Secretary, Holding Company and CFBank; Director and Secretary, Ghent Road, Inc.; Secretary, Smith Ghent LLC

Therese Ann Liutkus	52	President, Treasurer and Chief Financial Officer, Holding Company and CFBank; Director and Treasurer, Ghent Road, Inc.; Treasurer, Smith Ghent LLC

John S. Lawell	48	Senior Vice President, Operations, CFBank

Timothy R. Fitzwater	64	Senior Commercial Officer, CFBank

Eloise L. Mackus is Chief Executive Officer, General Counsel and Corporate Secretary of the Holding Company and CFBank and has over 20 years of banking and banking-related experience. Prior to joining us in July 2003, Ms. Mackus practiced in law firms in Connecticut and Ohio and was the vice president and general manager of international markets for The J. M. Smucker Company, where she had previously been assistant general counsel. Ms. Mackus completed a Bachelor of Arts at Calvin College and a JD at the University of Akron School of Law as well as executive studies at the Graduate School of Business, Harvard University, and the American Graduate School of International Management (Thunderbird).

Therese Ann Liutkus is President, Treasurer and Chief Financial Officer of the Holding Company and CFBank. Prior to joining us in November 2003, Ms. Liutkus was Chief Financial Officer of First Place Financial Corp. and First Place Bank for six years, and she has more than 25 years of banking-related experience. She started her career in public accounting before joining FFY Bank in 1986. Ms. Liutkus is a certified public accountant and has a bachelor’s degree in accounting from Cleveland State University.

John S. Lawell is Senior Vice President of Operations for CFBank. He joined CFBank as Assistant Vice President of Operations in March of 2004, bringing over 25 years of banking and information technology experience to the company. Formerly, Mr. Lawell was Assistant Vice President with Lake Shore Savings and Loan for 7 years. Mr. Lawell is a graduate of Lorain County Community College.

Timothy R. Fitzwater is Senior Commercial Officer for CFBank. Prior to joining us in June 2010, he had been retired for four years after a 36 year career with National City Bank (now PNC.) He joined National City in 1969 as a management trainee and was named President of the Northeast Region in 1997. He was in charge of Corporate Banking with oversight of other customer related divisions, including Retail, Dealer Sales and the Private Client Group. The region, headquartered in Akron, had approximately $3 billion in assets and a commmercial lending portfolio of approximately $1 billion. Mr. Fitzwater received a bachelor’s degree in general business from Bowling Green State University.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Copies of Section 16 reports, Forms 3, 4 and 5, are available on our website, www.CFBankonline.com under the caption “Investor Relations – Section 16 Filings.”

Code of Ethics. We have adopted a Code of Ethics and Business Conduct, which meets the requirements of Item 406 of Regulation S-K and applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. Since the Company’s inception in 1998, we have had a code of ethics. We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All employees are required to attend annual training sessions to review the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the caption “Investor Relations – Corporate Governance.” Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Item 11.	Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “STOCK OWNERSHIP.”

Related Stockholder Matters – Equity Compensation Plan Information. Information required by Item 201(d) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “EQUITY COMPENSATION PLAN INFORMATION,” and to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 16 – Stock-Based Compensation” at page 70 therein.

See Part II, Item 8, Financial Statements, Notes 1 and 16, for a description of the principal provisions of our equity compensation plans. The information required by Item 8 is incorporated by reference to our 2011 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” at page 31 therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “ADDITIONAL INFORMATION ABOUT DIRECTORS AND OFFICERS – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.”

Item 14.	Principal Accounting Fees and Services.

Information required by Item 9(e) of Schedule 14A pursuant to this Item 14 is incorporated by reference to our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders filed with the Commission on or about March 30, 2012, under the caption “PROPOSAL 3. RATIFICATION OF APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules

See Exhibit Index at page 55 of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

/s/ Eloise L. Mackus
Eloise L. Mackus, Esq.
Chief Executive Officer, General Counsel and Corporate Secretary

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Jerry F. Whitmer	Director, Chairman	March 30, 2012
Jerry F. Whitmer, Esq.

/s/ Eloise L. Mackus	Chief Executive Officer,	March 30, 2012
Eloise L. Mackus, Esq.	General Counsel and Corporate Secretary (principal executive officer)

/s/ Therese Ann Liutkus	President, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 30, 2012
Therese Ann Liutkus, CPA

/s/ Jeffrey W. Aldrich	Director	March 30, 2012
Jeffrey W. Aldrich

/s/ Thomas P. Ash	Director	March 30, 2012
Thomas P. Ash

/s/ William R. Downing	Director	March 30, 2012
William R. Downing

/s/ Gerry W. Grace	Director	March 30, 2012
Gerry W. Grace

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315, filed with the Commission on October 28, 2005)

3.3	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008)

3.4	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011)

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

4.3	Warrant dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

10.1*	1999 Stock-Based Incentive Plan (as Amended and Restated) (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2000)

10.2*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009)

10.3	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement – Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

10.4	Order to Cease and Desist issued by the Office of Thrift Supervision for CFBank and the Related Stipulation and Consent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011

10.5	Order to Cease and Desist issued by the Office of Thrift Supervision for Central Federal Corporation and the Related Stipulation and Consent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011

10.6	Form of Standby Purchase Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1, filed with the Commission on February 3, 2012)

11.1	Statement Re: Computation of Per Share Earnings

13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2011

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer

101.1	Interactive Data File (XBRL)

*	Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K