Form 10-Q
period 2012-03-31
CENTRAL FEDERAL CORP
filed 2012-05-15
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 15, 2012, there were 825,640 shares of the registrant’s Common Stock outstanding.

FORM 10-Q

QUARTER ENDED MARCH 31, 2012

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$63,284	$61,436
Interest-bearing deposits in other financial institutions	1,984	1,984
Securities available for sale	18,108	18,516
Loans held for sale, at fair value	833	1,210
Loans, net of allowance of $5,641 and $6,110	140,282	151,160
FHLB stock	1,942	1,942
Loan servicing rights	35	37
Foreclosed assets, net	2,453	2,370
Premises and equipment, net	5,485	5,534
Assets held for sale	167	167
Other intangible assets	79	89
Bank owned life insurance	4,306	4,273
Accrued interest receivable and other assets	2,482	2,202

	$241,440	$250,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$18,343	$18,409
Interest bearing	189,529	198,640

Total deposits	207,872	217,049
Long-term FHLB advances	15,742	15,742
Advances by borrowers for taxes and insurance	124	159
Accrued interest payable and other liabilities	3,326	2,871
Subordinated debentures	5,155	5,155

Total liabilities	232,219	240,976
Stockholders’ equity
Preferred stock, Series A, $.01 par value; aggregate liquidation value $7,788 in 2012, $7,691 in 2011 1,000,000 shares authorized; 7,225 shares issued	7,133	7,120
Common stock, $.01 par value, 50,000,000 shares authorized; 937,347 shares issued	9	9
Additional paid-in capital	27,843	27,837
Accumulated deficit	(23,012)	(22,163)
Accumulated other comprehensive income	493	386
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)

Total stockholders’ equity	9,221	9,944

	$241,440	$250,920

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Interest and dividend income
Loans, including fees	$1,891	$2,442
Securities	63	155
FHLB stock dividends	22	22
Federal funds sold and other	40	30

	2,016	2,649
Interest expense
Deposits	593	702
Long-term FHLB advances and other debt	109	167
Subordinated debentures	47	41

	749	910

Net interest income	1,267	1,739
Provision for loan losses	200	1,419

Net interest income after provision for loan losses	1,067	320
Noninterest income
Service charges on deposit accounts	59	61
Net gains on sales of loans	43	40
Loan servicing fees, net	8	8
Earnings on bank owned life insurance	33	32
Other	15	15

	158	156
Noninterest expense
Salaries and employee benefits	991	1,041
Occupancy and equipment	74	85
Data processing	142	144
Franchise taxes	55	66
Professional fees	218	301
Director fees	45	46
Postage, printing and supplies	48	48
Advertising and promotion	3	10
Telephone	17	22
Loan expenses	8	10
Foreclosed assets, net	18	33
Depreciation	67	114
FDIC premiums	156	175
Amortization of intangibles	10	10
Regulatory assessment	45	37
Other insurance	42	17
Other	25	31

	1,964	2,190

Net loss	(739)	(1,714)
Preferred stock dividends and accretion of discount on preferred stock	(110)	(104)

Net loss attributable to common stockholders	$(849)	$(1,818)

Loss per common share:
Basic	$(1.03)	$(2.20)
Diluted	$(1.03)	$(2.20)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net loss	$(739)	$(1,714)
Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	107	(65)

Net change in unrealized gains (losses)	107	(65)
Tax effect	—	—

Total other comprehensive income (loss)	107	(65)

Comprehensive loss	$(632)	$(1,779)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2012	$7,120	$9	$27,837	$(22,163)	$386	$(3,245)	$9,944
Net loss				(739)			(739)
Other comprehensive income					107		107
Accretion of discount on preferred stock	13			(13)			—
Release of 600 stock-based incentive plan shares			3				3
Stock option expense, net of forfeitures			3				3
Preferred stock dividends				(97)			(97)

Balance at March 31, 2012	$7,133	$9	$27,843	$(23,012)	$493	$(3,245)	$9,221

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2011	$7,069	$9	$27,797	$(16,313)	$672	$(3,245)	$15,989
Net loss				(1,714)			(1,714)
Other comprehensive loss					(65)		(65)
Accretion of discount on preferred stock	13			(13)			—
Release of 627 stock-based incentive plan shares, net of forfeitures			8				8
Stock option expense, net of forfeitures			4				4
Preferred stock dividends				(91)			(91)

Balance at March 31, 2011	$7,082	$9	$27,809	$(18,131)	$607	$(3,245)	$14,131

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended March 31,
	2012	2011
Net loss	$(739)	$(1,714)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	200	1,419
Valuation gain on mortgage servicing rights	(1)	(2)
Depreciation	67	114
Amortization, net	177	192
Originations of loans held for sale	(6,180)	(12,499)
Proceeds from sale of loans held for sale	6,490	13,130
Net gains on sales of loans	(43)	(40)
Loss on disposal of premises and equipment	4	—
Stock-based compensation expense	6	13
Net change in:
Bank owned life insurance	(33)	(32)
Accrued interest receivable and other assets	(280)	26
Accrued interest payable and other liabilities	359	(103)

Net cash from operating activities	27	504
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	2,906	2,671
Purchases	(2,537)	—
Loan originations and payments, net	10,708	10,396
Additions to premises and equipment	(22)	(1)
Proceeds from the sale of foreclosed assets	—	1,000

Net cash from investing activities	11,055	14,066
Cash flows from financing activities
Net change in deposits	(9,199)	21,485
Net change in short-term borrowings from the FHLB and other debt	—	1,500
Repayments on long-term FHLB advances and other debt	—	(2,200)
Net change in advances by borrowers for taxes and insurance	(35)	(72)

Net cash from (used by) financing activities	(9,234)	20,713
Net change in cash and cash equivalents	1,848	35,283
Beginning cash and cash equivalents	61,436	34,275

Ending cash and cash equivalents	$63,284	$69,558

Supplemental cash flow information:
Interest paid	$670	$823
Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$83	$—
Loans transferred from held for sale to portfolio	(109)	—

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2012 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2011 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2011. The Company has consistently followed those policies in preparing this Form 10-Q.

Reclassifications and Reverse Stock Split: Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications did not impact prior period net loss or total stockholders’ equity. On May 4, 2012, the Company completed a 1-for-5 reverse stock split, whereby each 5 shares of the Company’s common stock were reclassified into one share of common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

Earnings (Loss) Per Common Share: Basic earnings (loss) per common share is net income (loss) available to common stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and the stock warrant.

	Three months ended March 31,
	2012	2011
Basic
Net loss	$(739)	$(1,714)
Less: Preferred dividends and accretion of discount on preferred stock	(110)	(104)
Less: Net loss allocated to unvested share-based payment awards	3	13

Net loss allocated to common stockholders	$(846)	$(1,805)

Weighted average common shares outstanding including unvested share-based payment awards	825,447	825,358
Less: Unvested share-based payment awards	(3,300)	(5,705)

Average shares	822,147	819,653

Basic loss per common share	$(1.03)	$(2.20)

Diluted
Net loss allocated to common stockholders	$(846)	$(1,805)

Weighted average common shares outstanding for basic loss per common share	822,147	819,653
Add: Dilutive effects of assumed exercises of stock options	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—

Average shares and dilutive potential common shares	822,147	819,653

Diluted loss per common share	$(1.03)	$(2.20)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company reported a net loss for the periods presented.

	Three months ended March 31,
	2012	2011
Stock options	43,066	54,650
Stock warrant	67,314	67,314

Adoption of New Accounting Standards:

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU amends existing guidance to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, but the additional disclosures are included in Note 6.

In June 2011, the FASB issued ASU No. 2011-05 to Comprehensive Income (ASC 220), Presentation of Comprehensive Income. This ASU amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presented as part of the consolidated statement of shareholders’ equity.

In December 2011, the FASB issued ASU No. 2011-12 to Comprehensive Income (ASC 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU amended the guidance in ASU 2011-05 related to the presentation of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amendments in this ASU are effective at the same time as the amendments in ASU 2011-05 so that entities will not be required to comply with the presentation requirements in ASU 2011-05 that this ASU is deferring. The amendments in this ASU are effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS

Going Concern Considerations:

The consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business for the foreseeable future. However, the events and circumstances described in this Note create substantial doubt about the Company’s ability to continue as a going concern.

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Board of Governors of the Federal Reserve System (FED) replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (OCC) replaced the OTS as the primary regulator of CFBank.

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

The Company has been unprofitable for over the past three years and, unless additional capital is infused into the Holding Company and CFBank, it is unlikely that we will be able to generate profits in the future. This would cause our capital levels to continue to erode. If that happens, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner or liquidate CFBank.

The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. As of March 31, 2012, pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC. Future dividend payments by CFBank to the Holding Company would be based on future earnings and the approval of the OCC. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering significant losses.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS (continued)

The significant directives contained in the Orders, including higher capital requirements, requirements to reduce the level of our criticized and classified assets, growth and operating restrictions, restrictions on brokered deposits, restrictions on certain types of lending and restrictions on dividend payments have impeded and may further impede our ability to operate our business and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business and could negatively impact the scope and flexibility of our business activities.

The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators.

Management’s Plans:

The Company announced the terms of a registered common stock offering of up to $30,000 on August 9, 2011. The restructured registered common stock offering consisted of a $24,965 rights offering and a $5,035 offering to a group of standby purchasers. Under the terms of the rights offering, all record holders of the Company’s common stock as of February 8, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitled the holder of the right to purchase 6.0474 shares of Company common stock at a subscription price of $1.00 per share. Shares were also available to the public at $1.00 per share. In addition, for each three shares of company stock purchased, purchasers were to receive, at no charge, one warrant to purchase one additional share of common stock at a purchase price of $1.00 per share. The warrants were to be exercisable for three years. The Company had separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements, the standby purchasers were to acquire 5.0 million shares of Company common stock at a price of $1.00 per share and receive warrants with the same terms and conditions as all purchasers in the rights offering. The standby purchasers had conditioned their purchase of shares of common stock upon the receipt by the Company of at least $16,500 in net proceeds from the rights offering. The registration statement related to the rights offering is on file with the SEC and became effective on February 8, 2012.

The Company was unable to complete this offering and returned all subscriptions received. The Company has modified the terms of the offering and filed a post-effective amendment to its registration statement with the SEC.

The terms of the restructured offering are as follows: a rights offering of up to $25,500 and a $4,500 offering to a group of standby purchasers, as well as a public offering of any unsold shares. Under the terms of the rights offering, all holders of the Company’s common stock as of a record date to be established will receive, at no charge, one subscription right for each share of common stock held as of the record date. Each subscription right entitles the holder of the right to purchase 20.5901 shares of Company common stock at a subscription price of $1.50 per share. Shares are also available to the public at $1.50 per share. The Company has separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements, the standby purchasers will acquire 3.0 million shares of Company common stock at a price of $1.50 per share. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $13,500 in net proceeds from the rights offering and a public offering. A post-effective amendment to the registration statement related to the offering is on file with the SEC but has not yet become effective.

A portion of the proceeds from the restructured registered common stock offering is expected to be retained by the Holding Company for general corporate purposes and is estimated to be sufficient to support the Holding Company’s cash requirements. Given the uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the current levels of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, the Board of Directors and management are relying on completion of the restructured registered common stock offering to provide additional funding to support the Holding Company’s working capital needs. Should the restructured registered common stock offering be unsuccessful, there can be no assurance that additional funding sources will be available, which would have a material adverse impact on our financial condition. Without additional capital, it is unlikely that the Holding Company will have sufficient liquidity to continue to meet its operating expenses as they become due. This could result in the Holding Company being subject to additional regulatory restrictions which could ultimately result in the Holding Company being instructed to seek a merger partner or in CFBank being liquidated.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS (continued)

The Holding Company’s available cash at March 31, 2012 is sufficient to cover operating expenses and expenses in connection with the restructured registered common stock offering, at their current projected levels, through approximately June 30, 2012. The Board of Directors elected to defer scheduled dividend payments related to the Preferred Stock, as defined in Note 11 to these consolidated financial statements, beginning with the November 15, 2010 payment, and the interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments until the Company is recapitalized. Pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock or interest on the subordinated debentures without the prior written notice to and written non-objection from the FED.

As of March 31, 2012, the Company had incurred $915 in costs related to the registered common stock offering that are included in other assets in the consolidated balance sheet. The Company expects to incur additional costs prior to completion of the restructured stock offering. In the event the restructured registered common stock offering is not successful, these costs will be charged against current operations and will have a negative impact on earnings.

Because CFBank is no longer considered to be well-capitalized for regulatory purposes, it is prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service® (CDARS) program, without FDIC approval. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012 and a current limited waiver which expires on June 16, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between March 19, 2012 and June 16, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts CFBank’s liquidity management. As a result of the losses in 2009, 2010 and the first quarter of 2011, management had been concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively in 2011, prior to receipt of the CFBank Order, to build on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity. At March 31, 2012, CFBank had $46,806 in brokered deposits with maturity dates from April 2012 through August 2016. At March 31, 2012, cash, unpledged securities and deposits in other financial institutions totaled $65,460, which was sufficient to cover all brokered deposit maturities. Brokered deposit maturities over the next five years are as follows:

March 31, 2013	$21,844
March 31, 2014	14,943
March 31, 2015	433
March 31, 2016	9,387
March 31, 2017	199

$46,806

We have taken such actions as we believe are necessary to comply with all requirements of the Orders which are currently effective, except the higher capital requirements, and we are continuing to work toward compliance with the provisions of the Orders having future compliance dates.

These financial statements do not include any adjustments that may result should the Company be unable to continue as a going concern.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2012
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	$2,290	$204	$—	$2,494
Collateralized mortgage obligations	15,325	289	—	15,614

Total	$17,615	$493	$—	$18,108

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	$1,475	$198	$—	$1,673
Collateralized mortgage obligations	16,655	204	16	16,843

Total	$18,130	$402	$16	$18,516

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2012 or December 31, 2011.

There were no proceeds from sales of securities during the three months ended March 31, 2012 or 2011.

At March 31, 2012 and December 31, 2011, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date, totaled $17,615 and $18,108 at March 31, 2012, respectively, and $18,130 and $18,516 at December 31, 2011, respectively.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 3 – SECURITIES (continued)

Fair value of securities pledged was as follows:

	March 31,	December 31,
	2012	2011
Pledged as collateral for:
FHLB advances	$8,015	$9,336
Public deposits	1,784	2,820
Customer repurchase agreements	4,240	3,557
Interest-rate swaps	2,077	1,464

Total	$16,116	$17,177

At March 31, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

There were no securities with unrealized losses at March 31, 2012. The following table summarizes securities with unrealized losses at December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position.

December 31, 2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	$2,882	$16	$—	$—	$2,882	$16

Total temporarily impaired	$2,882	$16	$—	$—	$2,882	$16

The unrealized loss at December 31, 2011 is related to two Ginnie Mae collateralized mortgage obligations. These securities carry the full faith and credit guarantee of the U.S. government. Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment. The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	March 31,	December 31,
	2012	2011
Commercial	$21,500	$25,994
Real estate:
Single-family residential	16,918	18,214
Multi-family residential	24,894	27,163
Commercial	66,849	69,757
Consumer:
Home equity lines of credit	14,590	14,921
Other	1,172	1,221

Subtotal	145,923	157,270
Less: ALLL	(5,641)	(6,110)

Loans, net	$140,282	$151,160

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2011 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2011.

The following tables present the activity in the ALLL by portfolio segment for the three months ended March 31, 2012:

		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
Beginning balance	$2,281	$207	$1,470	$1,863	$272	$17	$6,110
Addition to (reduction in) provision for loan losses	(508)	(19)	370	347	19	(9)	200
Charge-offs	(15)	—	(416)	(434)	(20)	—	(885)
Recoveries	44	2	22	136	3	9	216

Ending balance	$1,802	$190	$1,446	$1,912	$274	$17	$5,641

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following tables present the activity in the ALLL by portfolio segment for the three months ended March 31, 2011:

		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Beginning balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758
Addition to (reduction in) provision for loan losses	1,705	(3)	218	(372)	(40)	(104)	15	1,419
Charge-offs	(500)	(7)	(800)	(500)	—	—	(18)	(1,825)
Recoveries	71	2	1	1	—	2	2	79
Reclass of ALLL on loan-related commitments (1)	(14)	—	—	—	—	—	—	(14)

Ending balance	$3,141	$233	$1,939	$3,848	$34	$201	$21	$9,417

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2012:

		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$573	$—	$13	$286	$—	$—	$872
Collectively evaluated for impairment	1,229	190	1,433	1,626	274	17	4,769

Total ending allowance balance	$1,802	$190	$1,446	$1,912	$274	$17	$5,641

Loans:
Individually evaluated for impairment	$831	$132	$4,053	$6,388	$135	$—	$11,539
Collectively evaluated for impairment	20,669	16,786	20,841	60,461	14,455	1,172	134,384

Total ending loan balance	$21,500	$16,918	$24,894	$66,849	$14,590	$1,172	$145,923

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2011:

		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$624	$—	$11	$262	$—	$—	$897
Collectively evaluated for impairment	1,657	207	1,459	1,601	272	17	5,213

Total ending allowance balance	$2,281	$207	$1,470	$1,863	$272	$17	$6,110

Loans:
Individually evaluated for impairment	$821	$—	$5,090	$6,085	$135	$—	$12,131
Collectively evaluated for impairment	25,173	18,214	22,073	63,672	14,786	1,221	145,139

Total ending loan balance	$25,994	$18,214	$27,163	$69,757	$14,921	$1,221	$157,270

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans at March 31, 2012. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. There was no cash-basis interest income recognized during the three months ended March 31, 2012.

				For the three months ended March 31, 2012
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$686	$146	$—	$67	$—
Real estate:
Multi-family residential	4,970	3,961	—	4,244	10
Commercial:
Non-owner occupied	2,625	2,069	—	1,367	—
Owner occupied	852	422	—	429	—
Land	480	454	—	224	1
Consumer:
Home equity lines of credit:
Originated for portfolio	135	135	—	135	—

Total with no allowance recorded	9,748	7,187	—	6,466	11
With an allowance recorded:
Commercial	685	685	573	696	13
Real estate:
Single-family residential	132	132	—	90	—
Multi-family residential	92	92	13	92	1
Commercial:
Non-owner occupied	2,657	2,657	264	2,340	57
Owner occupied	407	407	7	736	6
Land	398	379	15	384	6

Total with an allowance recorded	4,371	4,352	872	4,338	83

Total	$14,119	$11,539	$872	$10,804	$94

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2011. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. There was no cash-basis interest income recognized during the three months ended March 31, 2011.

				For the three months ended March 31, 2011
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$573	$47	$—	$144	$—
Real estate:
Single-family residential	—	—	—	95	—
Multi-family residential	6,742	4,996	—	—	—
Commercial:
Non-owner occupied	2,177	1,755	—	77	—
Owner occupied	876	446	—	—	—
Land	—	—	—	694	10
Consumer:
Home equity lines of credit:
Originated for portfolio	135	135	—	137	—

Total with no allowance recorded	10,503	7,379	—	1,147	10
With an allowance recorded:
Commercial	796	774	624	1,862	—
Real estate:
Multi-family residential	94	94	11	3,719	—
Commercial:
Non-owner occupied	2,823	2,823	210	2,253	—
Owner occupied	411	411	20
Land	766	650	32	1,051	—

Total with an allowance recorded	4,890	4,752	897	8,885	—

Total	$15,393	$12,131	$897	$10,032	$10

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	March 31, 2012	December 31, 2011
Nonaccrual loans:
Commercial	$145	$47
Real estate:
Single-family residential	619	736
Multi-family residential	2,053	4,996
Commercial:
Non-owner occupied	2,069	1,910
Owner occupied	422	446
Land	372	—
Consumer:
Home equity lines of credit:
Originated for portfolio	135	157
Purchased for portfolio	9	9
Other consumer	29	—

Total nonaccrual and nonperforming loans	$5,853	$8,301

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2012 or December 31, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 Days Past Due
Commercial	$75	$—	$9	$84	$21,416	$136
Real estate:
Single-family residential	674	315	101	1,090	15,828	518
Multi-family residential	—	—	2,053	2,053	22,841	—
Commercial:
Non-owner occupied	326	—	201	527	33,763	1,868
Owner occupied	—	—	422	422	26,969	—
Land	—	—	372	372	4,796	—
Consumer:
Home equity lines of credit:
Originated for portfolio	—	—	135	135	11,908	—
Purchased for portfolio	—	—	9	9	2,538	—
Other	33	—	—	33	1,139	29

Total	$1,108	$315	$3,302	$4,725	$141,198	$2,551

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2011:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 Days Past Due
Commercial	$103	$—	$—	$103	$25,891	$47
Real estate:
Single-family residential	714	474	491	1,679	16,535	245
Multi-family residential	—	—	3,065	3,065	24,098	1,931
Commercial:
Non-owner occupied	173	275	68	516	35,899	1,842
Owner occupied	—	—	—	—	27,900	446
Land	—	—	—	—	5,442	—
Consumer:
Home equity lines of credit:
Originated for portfolio	22	—	135	157	12,126	22
Purchased for portfolio	—	—	9	9	2,629	—
Other	—	30	—	30	1,191	—

Total	$1,012	$779	$3,768	$5,559	$151,711	$4,533

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

Troubled Debt Restructurings (TDRs):

The Company has allocated $872 and $897 of specific reserves to loans whose terms have been modified in TDRs as of March 31, 2012 and December 31, 2011. The Company has not committed to lend additional amounts as of March 31, 2012 or December 31, 2011 to customers with outstanding loans that are classified as nonaccrual TDRs.

During the quarter ended March 31, 2012, the terms of one loan was modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties. The modification of the terms of this single-family residential loan included a reduction in the stated interest rate of the loan from 10% to 5%, a waiver of a portion of the accrued and unpaid interest, addition of the remaining accrued and unpaid interest to the principal balance and extension of the maturity date from 2034 to 2042. This modification involved a reduction in the stated interest rate of the loan for a period of 30 years.

The following table presents loans modified as TDRs by class of loans during the three months ended March 31, 2012:

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
Single-family residential	1	$132	$138

Total	1	$132	$138

The TDR described did not impact the ALLL and did not result in a charge-off during the three months ended March 31, 2012.

There were no TDRs in payment default or that became nonperforming during the period ended March 31, 2012, that had been modified within the twelve months ended March 31, 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the three months ended March 31, 2012 that did not meet the definition of a TDR. These loans had a total recorded investment as of March 31, 2012 of $2,815. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in a payment that was considered to be insignificant or there were no concessions granted.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

There were no loans which were modified during the three months ended March 31, 2012 that did not meet the definition of a TDR due to a delay in payment that was considered to be insignificant.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At March 31, 2012 and December 31, 2011, nonaccrual TDRs were as follows:

	March 31, 2012	December 31, 2011
Commercial	$9	$47
Real estate:
Single-family residential	132	—
Multi-family residential	—	2,527
Commercial:
Owner occupied	422	446

Total	$563	$3,020

Nonaccrual loans at March 31, 2012 and December 31, 2011 do not include $6,211 and $4,597, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial, commercial real estate and multi-family residential real estate loans. Internal loan reviews for these loan types are performed at least annually, and more often for loans with higher credit risk. Adjustments to loan risk ratings are made based on the reviews and at any time information is received that may affect risk ratings. The following definitions are used for risk ratings:

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

Loans not meeting the criteria to be classified into one of the above categories are considered to be not rated or pass-rated loans. Loans listed as not rated are primarily groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. Loans listed as pass-rated loans are loans that are subject to internal loan reviews and are determined not to meet the criteria required to be classified as special mention, substandard or doubtful. The recorded investment in loans by risk category and by class of loans as of March 31, 2012 and based on the most recent analysis performed follows. There were no loans rated doubtful at March 31, 2012.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$424	$15,142	$1,663	$4,271	$21,500
Real estate:
Single-family residential	16,299	—	—	619	16,918
Multi-family residential	—	14,188	5,870	4,836	24,894
Commercial:
Non-owner occupied	351	21,539	5,764	6,636	34,290
Owner occupied	—	23,703	1,378	2,310	27,391
Land	930	710	—	3,528	5,168
Consumer:
Home equity lines of credit:
Originated for portfolio	11,908	—	—	135	12,043
Purchased for portfolio	2,096	—	442	9	2,547
Other	1,143	—	—	29	1,172

	$33,151	$75,282	$15,117	$22,373	$145,923

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The recorded investment in loans by risk category and by class of loans as of December 31, 2011 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$432	$19,591	$2,062	$3,909	$—	$25,994
Real estate:
Single-family residential	17,478	—	—	736	—	18,214
Multi-family residential	—	15,395	4,539	6,822	407	27,163
Commercial:
Non-owner occupied	365	22,159	5,717	8,176	—	36,417
Owner occupied	—	22,526	3,474	1,898	—	27,898
Land	954	1,123	—	3,365	—	5,442
Consumer:
Home equity lines of credit:
Originated for portfolio	12,126	—	—	157	—	12,283
Purchased for portfolio	2,182	—	447	9	—	2,638
Other	1,221	—	—	—	—	1,221

	$34,758	$80,794	$16,239	$25,072	$407	$157,270

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets were as follows:

	March 31, 2012	December 31, 2011
Real estate:
Single-family residential	$83	$—
Commercial	3,509	3,509

Subtotal	3,592	3,509
Valuation allowance	(1,139)	(1,139)

Total	$2,453	$2,370

There was no activity in the valuation allowance for the three months ended March 31, 2012 or 2011.

Expenses related to foreclosed assets included operating expenses, net of rental income and totaled $18 and $33, respectively, for the three months ended March 31, 2012 and 2011.

Foreclosed assets at March 31, 2012 and December 31, 2011 included three commercial real estate properties. Foreclosed assets at March 31, 2012 also included one single-family residential property. The valuation allowance was established in the second quarter of 2011 due to a decline in real estate values on one of the commercial real estate properties, which is undeveloped commercial real estate located in Columbus, Ohio.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The Company used the following methods and significant assumptions to estimate the fair value:

Securities available for sale: The fair value of securities available for sale is determined using pricing models that vary based on asset class and include available trade, bid and other market information or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2).

Loans held for sale, at fair value: Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).

Derivatives: The fair value of derivatives is based on valuation models using observable market data as of the measurement date (Level 2).

Loan servicing rights: On a quarterly basis, loan servicing rights are evaluated for impairment based on the fair value of the rights as compared to carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Impaired loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the ALLL. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Foreclosed assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Appraisals for both collateral-dependent impaired loans and foreclosed assets are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company approved by the Board of Directors annually. Once received, the loan officer or a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics. Appraisals are updated as needed based on facts and circumstances associated with the individual properties. Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties. Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property. Management applies an additional discount to real estate appraised values, typically to reflect changes in market conditions since the date of the appraisal and to cover disposition costs (including selling expenses) based on the intended disposition method of the property.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2012 Using Significant Other Observable Inputs (Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	$2,494
Collateralized mortgage obligations	15,614

Total securities available for sale	$18,108

Loans held for sale	$833

Yield maintenance provisions (embedded derivatives)	$970

Interest rate lock commitments	$33

Financial Liabilities:
Interest-rate swaps	$970

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Fair Value Measurements at December 31, 2011 Using Significant Other Observable Inputs (Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	$1,673
Collateralized mortgage obligations	16,843

Total securities available for sale	$18,516

Loans held for sale	$1,210

Yield maintenance provisions (embedded derivatives)	$999

Interest rate lock commitments	$39

Financial Liabilities:
Interest-rate swaps	$999

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2012 or December 31, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2012 Using Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial	$145
Real Estate:
Multi-family residential	3,961
Commercial:
Non-owner occupied	2,069
Owner occupied	422
Land	166

Total impaired loans	$6,763

Foreclosed assets
Land	$1,209

	Fair Value Measurements at December 31, 2011 Using
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan servicing rights	$9

Impaired loans:
Commercial		$108
Real Estate:
Multi-family residential		3,065
Commercial:
Non-owner occupied		2,887
Owner occupied		516
Land		233

Total impaired loans		$6,809

Foreclosed assets
Land		$1,209

The Company had no assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 inputs at March 31, 2012 or December 31, 2011. The Company had no assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 2 inputs at March 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

There were no impaired loan servicing rights at March 31, 2012. At December 31, 2011, impaired loan servicing rights, which are carried at fair value, were $9, which was made up of the amortized cost of $11, net of a valuation allowance of $2. There was a $1 increase in earnings with respect to servicing rights for the three months ended March 31, 2012. There was a $2 increase in earnings with respect to servicing rights for the three months ended March 31, 2011.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $9,344 and a fair value of $6,763, with no valuation allowance at March 31, 2012. Impaired collateral dependent loans were written down to the fair value of collateral during the quarter ended March 31, 2012, and there were no specific valuation allowances on these loans. The amount of charge-offs on these loans totaled $865 for the three months ended March 31, 2012. Impaired loans carried at the fair value of collateral had an unpaid principal balance of $10,069 and a fair value of $6,809, with no valuation allowance at December 31, 2011. There was a $35 increase in the valuation allowance for the three months ended March 31, 2011.

Foreclosed assets which are carried at fair value less costs to sell, had a net carrying amount of $1,209, which was made up of the outstanding balance of $2,348, net of a valuation allowance of $1,139 at both March 31, 2012 and December 31, 2011. There was no charge against earnings for the three months ended March 31, 2012 or 2011.

During the three months ended March 31, 2012, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2012 or December 31, 2011.

As of March 31, 2012 and December 31, 2011, the aggregate fair value, contractual balance (including accrued interest) and gain or loss was as follows:

	March 31, 2012	December 31, 2011
Aggregate fair value	$833	$1,210
Contractual balance	828	1,196
Gain	5	14

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2012 and 2011 for loans held for sale were:

	Three months ended March 31,
	2012	2011
Interest income	$12	$11
Change in fair value	(9)	(12)

Total change in fair value	$3	$(1)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 were as follows:

	Fair Value Measurements at March 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$63,284	$63,284	$—	$—	$63,284
Interest-bearing deposits in other financial institutions	1,984	1,984	—	—	1,984
Securities available for sale	18,108	—	18,108	—	18,108
Loans held for sale	833	—	833	—	833
Loans, net	140,282	—	—	144,180	144,180
FHLB stock	1,942	—	—	—	n/a
Accrued interest receivable	84	11	73	—	84
Yield maintenance provisions (embedded derivatives)	970	—	970	—	970
Interest rate lock commitments	33	—	33	—	33
Financial liabilities
Deposits	$(207,872)	$(81,868)	$(128,114)	$—	$(209,982)
FHLB advances	(15,742)	—	(16,250)	—	(16,250)
Subordinated debentures	(5,155)	—	(2,807)	—	(2,807)
Accrued interest payable	(359)	—	(359)	—	(359)
Interest-rate swaps	(970)	—	(970)	—	(970)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$61,436	$61,436
Interest-bearing deposits in other financial institutions	1,984	1,984
Securities available for sale	18,516	18,516
Loans held for sale	1,210	1,210
Loans, net	151,160	155,159
FHLB stock	1,942	n/a
Accrued interest receivable	92	92
Yield maintenance provisions (embedded derivatives)	999	999
Interest rate lock commitments	39	39
Financial liabilities
Deposits	$(217,049)	$(219,235)
FHLB advances	(15,742)	(16,327)
Subordinated debentures	(5,155)	(2,810)
Accrued interest payable	(300)	(300)
Interest-rate swaps	(999)	(999)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of interest bearing deposits in other financial institutions approximate fair values and are classified as Level 1.

FHLB Stock

It is not practical to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Loans

Fair values of loans, excluding loans held for sale, are estimated as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposits

The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Other Borrowings

The fair values of the Company’s long-term FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or 2 classification, consistent with the asset or liability they are associated with.

Off-Balances-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 7 – FHLB ADVANCES

Advances from the FHLB were as follows:

	Rate	March 31, 2012	December 31, 2011
Fixed-rate advances:
Maturing:
April 2012	2.30%	$5,000	$5,000
June 2012	2.05%	742	742
January 2014	3.12%	5,000	5,000
May 2014	3.06%	5,000	5,000

Total		$15,742	$15,742

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The advances were collateralized as follows:

	March 31, 2012	December 31, 2011
Single-family mortgage loans	$10,245	$11,141
Multi-family mortgage loans	5,679	4,222
Commercial real estate loans	1,879	3,384
Securities	8,015	9,336
Cash	1,800	800

Total	$27,618	$28,883

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $20,334 from the FHLB at March 31, 2012. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of one year. CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days in November 2011 and 30 days in April 2012.

Payment information

Payments due during the twelve months ended:
March 31, 2013	$5,742
March 31, 2014	5,000
March 31, 2015	5,000

Total	$15,742

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 8 – OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (FRB) at March 31, 2012 or at December 31, 2011.

Assets pledged as collateral with the FRB were as follows:

	March 31, 2012	December 31, 2011
Commercial loans	$5,933	$6,559
Commercial real estate loans	20,639	21,007

	$26,572	27,566

Based on the collateral pledged, CFBank was eligible to borrow up to $14,976 from the FRB at March 31, 2012. In April 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 basis points higher.

CFBank had a $1.0 million line of credit with a commercial bank at both March 31, 2012 and at December 31, 2011. There was no outstanding balance on this line of credit at March 31, 2012 or December 31, 2011. Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 9 – SUBORDINATED DEBENTURES

In December 2003, Central Federal Capital Trust I, a trust formed by the Holding Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1 per security. The Holding Company issued $5,155 of subordinated debentures to the trust in exchange for ownership of all of the common stock of the trust and the proceeds of the preferred securities sold by the trust. The Holding Company is not considered the primary beneficiary of this trust (variable interest entity); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Holding Company’s investment in the common stock of the trust was $155 and is included in other assets.

The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 30, 2033. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture. There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly payment due on December 31, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $256 at March 31, 2012 and $210 at December 31, 2011.

The trust preferred securities and subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.32% at March 31, 2012 and 3.43% at December 31, 2011.

Pursuant to the Holding Company Order, as defined in Note 2 – Going Concern Considerations and Management’s Plans, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that was charged against income for those Plans totaled $6 and $13, respectively, for the three months ended March 31, 2012 and 2011. The total income tax (expense) benefit was $1 and $3, respectively, for the three months ended March 31, 2012 and 2011.

The Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares for stock option grants and 15,511 shares for restricted stock awards. The 2003 Equity Compensation Plan (2003 Plan), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards. The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.

Stock Options

The Plans permit the grant of stock options to directors, officers and employees for up to 338,778 shares of common stock, net of restricted stock awards. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years and are exercisable for ten years from the date of grant. Unvested stock options immediately vest upon a change in control.

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

There were no options granted during the three months ended March 31, 2012. The fair value of the options granted during the three months ended March 31, 2011 was determined using the following weighted-average assumptions as of the grant dates.

Three months ended March 31, 2011
Risk-free interest rate	2.98%
Expected term (years)	7
Expected stock price volatility	46%
Dividend yield	1.41%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION (continued)

A summary of stock option activity in the Plans for the three months ended March 31, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	43,296	$24.87
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled or Forfeited	(230)	3.73

Outstanding at end of year	43,066	$24.98	6.1	$—

Expected to vest	11,980	$4.96	8.6	$—

Exercisable at end of period	31,086	$32.70	5.1	$—

During the three months ended March 31, 2012, there were 230 stock options canceled or forfeited. Previously recognized expense associated with nonvested forfeited shares is reversed.

Information related to the Plans during the three months ended March 31, 2012 and 2011 follows.

	Three months ended March 31,
	2012	2011
Weighted average fair value of options granted	n/a	$3.75

As of March 31, 2012, there was $7 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.2 years. Substantially all of the 11,980 nonvested stock options at March 31, 2012 are expected to vest.

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to three years. There were 231,842 shares available to be issued, net of option awards under the Plans at March 31, 2012. There were no shares issued during the three months ended March 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION (continued)

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2012 follows:

Nonvested Shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	4,800	$6.88
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2012	4,800	$6.88

As of March 31, 2012, there was $9 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.0 year. There were no shares vested during the three months ended March 31, 2012. The total fair value of shares vested during the three months ended March 31, 2011 was $4.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 11 – PREFERRED STOCK

On December 5, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, the Company issued to Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock) for $7,225. The Preferred Stock initially pays quarterly dividends at a five percent annual rate, which increases to nine percent after February 14, 2014, on a liquidation preference of $1 per share.

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

The Holding Company’s Board of Directors elected to defer the dividends beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. As of March 31, 2012, six quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $563 at March 31, 2012 and $466 at December 31, 2011. Although deferred, the dividends have been accrued with an offsetting charge to accumulated deficit.

As required under the TARP Capital Purchase Program in connection with the sale of the Preferred Stock to Treasury, dividend payments on, and repurchases of, the Company’s outstanding preferred and common stock are subject to certain restrictions. For as long as any Preferred Stock is outstanding, no dividends may be declared or paid on the Company’s outstanding common stock until all accrued and unpaid dividends on Preferred Stock are fully paid. In addition, Treasury’s consent was required on any increase in quarterly dividends declared on shares of common stock in excess of $.25 per share before December 5, 2011, the third anniversary of the issuance of the Preferred Stock, unless the Preferred Stock was redeemed by the Company or transferred in whole by Treasury. Further, Treasury’s consent was required for any repurchase of any equity securities or trust preferred securities, except for repurchases of Preferred Stock or repurchases of common shares in connection with benefit plans consistent with past practice, before December 5, 2011, the third anniversary of the issuance of the Preferred Stock, unless redeemed by the Company or transferred in whole by Treasury. The Company did not seek to declare quarterly dividends in excess of $.25 per share or repurchase any equity securities or trust preferred securities before December 5, 2011.

As a recipient of funding under the TARP Capital Purchase Program, the Company must comply with the executive compensation and corporate governance standards imposed by the American Recovery and Reinvestment Act of 2009 (ARRA) for as long as Treasury holds the above securities. The Company believes it is in full compliance with the executive compensation and corporate governance standards imposed by ARRA.

Pursuant to the Holding Company Order, as defined in Note 2 – Going Concern Considerations and Management’s Plans, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or the Holding Company’s common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED.

The Holding Company has not declared, made, or paid any cash dividends (including dividends on the Preferred Stock, or the Holding Company’s common stock) or other capital distributions or purchased, repurchased or redeemed any Holding Company equity stock since entering into the Holding Company Order.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 12 – COMMON STOCK WARRANT

In connection with the issuance of the Preferred Stock, the Company also issued to Treasury a warrant to purchase 67,314 shares of the Company’s common stock at an exercise price of $16.10 per share, which would represent an aggregate investment, if exercised for cash, of approximately $1,100 in Company common stock. The exercise price may be paid either by withholding a number of shares of common stock issuable upon exercise of the warrant equal to the value of the aggregate exercise price of the warrant, determined by reference to the market price of the Company’s common stock on the trading day on which the warrant is exercised, or, if agreed to by the Company and the warrant holder, by the payment of cash equal to the aggregate exercise price. The warrant may be exercised any time before December 5, 2018.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 13 – REGULATORY CAPITAL MATTERS

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

Actual and required capital amounts and ratios of CFBank are presented below:

			For Capital		To Be Well Capitalized Under Prompt Corrective		Required By Terms Of
	Actual		Adequacy Purposes		Action Regulations		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital to risk weighted assets	$14,696	10.55%	$11,143	8.00%	$13,929	10.00%	$16,715	12.00%

Tier 1 (Core) Capital to risk weighted assets	12,906	9.27%	5,572	4.00%	8,357	6.00%	N/A	N/A

Tier 1 (Core) Capital to adjusted total assets	12,906	5.39%	9,576	4.00%	11,970	5.00%	19,152	8.00%

Tangible Capital to adjusted total assets	12,906	5.39%	3,591	1.50%	N/A	N/A	N/A	N/A

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 13 – REGULATORY CAPITAL MATTERS (continued)

			For Capital		To Be Well Capitalized Under Prompt Corrective		Required By Terms Of
	Actual		Adequacy Purposes		Action Regulations		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to risk weighted assets	$15,351	10.30%	$11,918	8.00%	$14,897	10.00%	$17,876	12.00%

Tier 1 (Core) Capital to risk weighted assets	13,436	9.02%	5,959	4.00%	8,938	6.00%	N/A	N/A

Tier 1 (Core) Capital to adjusted total assets	13,436	5.39%	9,968	4.00%	12,460	5.00%	19,937	8.00%

Tangible Capital to adjusted total assets	13,436	5.39%	3,738	1.50%	N/A	N/A	N/A	N/A

The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets, which it did not meet at September 30, 2011, December 31, 2011 or March 31, 2012. CFBank will not be considered well-capitalized as long as it is subject to individual minimum capital requirements. See Note 2 – Going Concern Considerations and Management’s Plans for additional information regarding the CFBank Order.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter. Management believes that this test has been and continues to be met at March 31, 2012.

CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established at $14,300, which was the net worth reported in the conversion prospectus. The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if CFBank liquidated and sufficient funds were available after payment of all CFBank liabilities. Dividends may not reduce CFBank’s stockholder’s equity below the required liquidation account balance.

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. CFBank must receive regulatory approval prior to any dividend payments. See Note 11 – Preferred Stock for a description of restrictions on the payment of dividends on the Company’s common stock as a result of participation in the TARP Capital Purchase Program and pursuant to the Holding Company Order. See Note 2 – Going Concern Considerations and Management’s Plans for additional information on the Holding Company Order.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 14 – DERIVATIVE INSTRUMENTS

Interest-rate swaps

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $7,900 at March 31, 2012 and $7,949 at December 31, 2011.

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

Contingent Features: The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At March 31, 2012, CFBank had pledged $2,077 in securities as collateral for these derivatives. Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status due to the CFBank Order. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank’s capital is less than required for well-capitalized status. If the counterparty elected to request payment, CFBank would be required to remit $970 based on the March 31, 2012 valuation of the interest-rate swaps. The yield maintenance provisions may not be unwound to offset the repayment of the interest-rate swaps, as they may only be invoked in the event of prepayment of the borrowers’ loans. Should market interest rates decrease from March 31, 2012 levels, the payment may increase in the event the swaps are called. In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers’ prepaying the loans, as of March 31, 2012 would incur a net $970 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Summary information about the derivative instruments is as follows:

	March 31, 2012	December 31, 2011
Notional amount	$7,900	$7,949
Weighted average pay rate on interest-rate swaps	3.86%	3.86%
Weighted average receive rate on interest-rate swaps	0.31%	0.35%
Weighted average maturity (years)	5.3	5.6
Fair value of interest-rate swaps	$(970)	$(999)
Fair value of yield maintenance provisions	970	999

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 14 – DERIVATIVE INSTRUMENTS (continued)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations. There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three months ended March 31, 2012 or 2011.

NOTE 15 – CONTINGENT LIABILITIES

CFBank participates in a multi-employer contributory trusteed pension plan. On August 10, 2011, CFBank was notified by the trustees of the plan that, due to CFBank’s financial performance and the CFBank Order, it was required make a contribution or provide a letter of credit in the amount of the funding shortfall plus estimated cost of annuitization of benefits in the plan, which was determined to be $579. CFBank obtained a letter of credit from the FHLB for this amount. The cost of obtaining the letter of credit was $1. CFBank may be required to make additional contributions or provide additional amounts via an expanded letter of credit if the funding shortfall increases in the future. If CFBank’s financial condition should worsen in the future, the trustee may execute the letter of credit, resulting in a charge to CFBank.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.

Forward-Looking Statements

Statements in this Form 10-Q and in other communications by Central Federal Corporation (the Holding Company), including its subsidiaries, together referred to as “the Company,” that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of the Holding Company or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:

•

a continuation of current high unemployment rates and difficult economic conditions or adverse changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

•	changes in interest rates that may reduce net interest margin and impact funding sources;

•	our ability to maintain sufficient liquidity to continue to fund our operations;

•	our ability to reduce our nonperforming assets and operating expenses;

•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;

•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;

•

results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan losses (ALLL) or write-down assets;

•	our ability to meet the requirements of the Orders, as defined below, under the section captioned “Cease and Desist Orders”;

•	our likely inability to generate profits in the future without additional capital;

•

uncertainties arising from the Holding Company’s participation in the Troubled Asset Relief Program (TARP) Capital Purchase Program, including the impact on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by the Holding Company of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A, (Preferred Stock) issued to the United States Department of the Treasury (Treasury) under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption;

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Our filings with the Securities and Exchange Commission (SEC), including our Form 10-K filed for 2011, detail other risks, all of which are difficult to predict and many of which are beyond our control.

Business Overview

The Holding Company is a savings and loan holding company incorporated in Delaware in 1998. Substantially all of our business is conducted through our principal subsidiary, CFBank, a federally chartered savings association formed in Ohio in 1892.

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

Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio. We originate commercial and residential real estate loans and business loans primarily throughout Ohio. Lending activities are conducted through our offices. Most of our deposits and loans come from our market area. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend upon economic conditions in Ohio. Adverse economic conditions in Ohio have adversely affected and continue to adversely affect the ability of our customers to repay their loans as well as our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. This sustained period of increased payment delinquencies, foreclosures and losses caused by adverse market and economic conditions in Ohio have adversely affected and continue to adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur. Unless we are successful in raising additional capital, it is likely we will be subject to additional regulatory restrictions, which could ultimately result in our being instructed to seek a merger partner or CFBank being liquidated.

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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities. Regulators have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our ALLL. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and cash flows.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act). The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing, and, when appropriate, submitting comments to the SEC and Financial Accounting Standards Board (FASB) with respect to existing or proposed accounting principles, standards or procedures. Further, the Dodd-Frank Act retained the thrift charter and merged the Office of Thrift Supervision (OTS), the former regulator of CFBank, into the OCC. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until full implementation is completed, but the possibility of significant additional compliance costs exists, and the Dodd-Frank Act consequently may have a material adverse impact on our operations.

The significant volatility and disruption in capital, credit and financial markets which began in 2008 continued to have a detrimental effect on our national and local economies into 2012. These effects have included lower real estate values; tightened availability of credit; increased loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; decreased consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions could include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; increases in the number of foreclosed assets; declines in the value of our foreclosed assets due to the impact of these conditions on property values; increases in our cost of funds due to increased competition and aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock. Without significant additional capital, it is unlikely that we will be able to return to profitability, which could ultimately result in our being instructed to seek a merger partner or CFBank being liquidated.

Cease and Desist Orders

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the OTS, the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Act, the FED replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank. The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the Orders.

The Company announced a registered common stock offering of up to $30.0 million, on August 9, 2011. This offering was terminated and restructured. The terms of the restructured offering are a registered common stock offering consisting of a $25.5 million rights offering and a $4.5 million offering to a group of standby purchasers, as well as a public offering of any unsold shares. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the restructured registered common stock offering.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have taken such actions as we believe are necessary to comply with all requirements of the Orders which are currently effective, and we are continuing to work toward compliance with the provisions of the Orders having future compliance dates. Although we did not comply with the higher capital ratio requirements by the September 30, 2011 required date, based on informal discussions with our regulators and due to the pendency of the stock offering, management does not expect that any additional material restrictions or penalties will be imposed by regulators as a result of not complying with the September 30, 2011 deadline, assuming we are able to raise sufficient capital in the stock offering within a reasonable period of time. Failure to comply with the Orders could result in the initiation of further regulatory enforcement action against us, including the imposition of further operating restrictions. Regulators could also instruct us to seek a merger partner or liquidate CFBank.

The Holding Company and CFBank have incurred, and expect to continue to incur, significant additional regulatory compliance expense in connection with the Orders. It is possible that regulatory compliance expenses related to the Orders could have a material adverse impact on us in the future.

The significant directives contained in the Orders, including higher capital requirements, requirements to reduce the level of our criticized and classified assets, growth and operating restrictions, restrictions on brokered deposits and restrictions on dividend payments may impede our ability to operate our business and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business and could negatively impact the scope and flexibility of our business activities. Certain provisions of the Orders that could have a material negative impact on the financial condition and operating results of CFBank and the Holding Company are as follows:

1.	Because the CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, CFBank is no longer considered well-capitalized under the prompt corrective action regulations and is deemed adequately capitalized so long as it maintains at least 4% core capital, 4% tier 1 risk-based capital and 8% total risk-based capital. At March 31, 2012, CFBank had 5.39% core capital, 9.27% tier 1 risk-based capital and 10.55% total risk-based capital. If CFBank’s capital falls below the levels to be considered adequately capitalized, it may be subject to substantially greater regulatory scrutiny, including the imposition of additional restrictions on our operations.

2.	The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering significant losses. As a result of the current level of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, it is unlikely CFBank will be able to pay dividends to the Holding Company. If CFBank is unable to pay dividends, the Holding Company may not have sufficient funds to be able to pay its obligations, which would have a material adverse impact on our financial condition and could result in the Holding Company becoming insolvent without the addition of new capital.

3.	Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval and is subject to market rate limitations published by the FDIC when offering deposits to the general public. See the section titled “Financial Condition - Deposits” and the section titled “Liquidity and Capital Resources” for additional information regarding these regulatory restrictions.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General. Assets totaled $241.4 million at March 31, 2012 and decreased $9.5 million, or 3.8%, from $250.9 million at December 31, 2011. The decrease was primarily due to a $10.9 million decrease in net loan balances, partially offset by a $1.8 million increase in cash and cash equivalents.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Cash and cash equivalents. Cash and cash equivalents totaled $63.3 million at March 31, 2012 and increased $1.8 million, or 3.0%, from $61.4 million at December 31, 2011. The increase in cash and cash equivalents was primarily due to cash flows from the securities portfolio through scheduled maturities and repayments, and cash flows from the loan portfolio which were not redeployed into new loan originations.

The high level of cash and cash equivalents was a result of management’s decision to build liquidity, prior to receipt of the CFBank Order in May 2011, to deal with potential regulatory restrictions, including those on brokered deposits, potential retail deposit outflows and potential decreased borrowing capacity from the Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB). The high level of liquidity had a negative impact on net interest margin because the yield on cash and cash equivalents is significantly less than the yield on securities and loans.

Securities. Securities available for sale totaled $18.1 million at March 31, 2012 and decreased $408,000, or 2.2%, compared to $18.5 million at December 31, 2011. The decrease was due to maturities and repayments in excess of purchases during the current year period.

Loans. Net loans totaled $140.3 million at March 31, 2012 and decreased $10.9 million, or 7.2%, from $151.2 million at December 31, 2011. The decrease was primarily due to lower commercial, multi-family residential, commercial real estate and single-family residential loan balances and, to a lesser extent, lower consumer loan balances. Beginning in June 2010 and continuing in 2012, management slowed new lending to increase capital ratios and, since receipt of the CFBank Order, to comply with lending restrictions. Commercial, commercial real estate and multi-family residential loans decreased $9.7 million, or 7.9%, and totaled $113.2 million at March 31, 2012. The decrease was primarily in commercial loans, which decreased by $4.5 million, or 17.3%, due to principal repayments and payoffs. Commercial real estate loan balances decreased $2.9 million, or 4.2%, due to principal repayments and $434,000 in charge-offs related to four borrowers. Multi-family residential loans decreased by $2.3 million, or 8.4%, primarily related to principal repayments and payoffs and $416,000 in charge-offs related to one borrower. Single-family residential mortgage loans totaled $16.9 million at March 31, 2012 and decreased $1.3 million, or 7.1%, from $18.2 million at December 31, 2011. The decrease in mortgage loans was due to current period principal repayments and payoffs in excess of loans originated for portfolio. Consumer loans totaled $15.8 million at March 31, 2012 and decreased $380,000, or 2.4%, primarily due to repayments of home equity lines of credit.

Allowance for loan losses (ALLL). The ALLL totaled $5.6 million at March 31, 2012 and decreased $469,000, or 7.7%, from $6.1 million at December 31, 2011. The decrease in the ALLL was due to a 7.2% decrease in overall loan balances, the charge-off of certain nonperforming loans, a 29.5% decrease in nonperforming loans, a 15.0% decrease in past due loans and a 10.1% decrease in criticized and classified loans during the three months ended March 31, 2012. The ratio of the ALLL to total loans was 3.87% at March 31, 2012, compared to 3.89% at December 31, 2011.

The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic conditions, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. Based on the variables involved and the significant judgments management must make about outcomes that are uncertain, the determination of the ALLL is considered to be a critical accounting policy. See the section titled “Critical Accounting Policies” for additional discussion.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans of all classes within the commercial, commercial real estate and multi-family residential loan segments, regardless of size, and loans of all other classes over $500,000 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. If a loan is impaired, a portion of the ALLL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and are classified as impaired. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding the ALLL.

Individually impaired loans totaled $11.5 million at March 31, 2012 and decreased $592,000, or 4.9%, from $12.1 million at December 31, 2011. The decrease was due to $1.7 million in payoffs of impaired loans and $865,000 in loan charge-offs, partially offset by loans that became impaired during the quarter ended March 31, 2012. The amount of the ALLL specifically allocated to individually impaired loans totaled $872,000 at March 31, 2012 and $897,000 at December 31, 2011.

The specific reserve on impaired loans is based on management’s estimate of the present value of estimated future cash flows using the loan’s existing rate or the fair value of collateral, if repayment is expected solely from the collateral. On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals, Brokers Price Opinions (BPO) or internal evaluations to help make this determination. Determination of whether to use an updated appraisal, BPO or internal evaluation is based on factors including, but not limited to, the age of the loan and the most recent appraisal, condition of the property and whether we expect the collateral to go through the foreclosure or liquidation process. Management considers the need for a downward adjustment to the valuation based on current market conditions and on management’s analysis, judgment and experience. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $2.4 million, or 29.5%, and totaled $5.9 million at March 31, 2012, compared to $8.3 million at December 31, 2011. The decrease in nonperforming loans was due to loan payments and proceeds from the sale of underlying collateral of various loans, and, to a lesser extent, $885,000 in loan charge-offs, partially offset by $1.8 million in additional loans that became nonperforming during the three months ended March 31, 2012. The $2.9 million decrease in non-performing multi-family residential real estate loans was primarily due to a loan which became performing during the quarter, where the borrower had established a sustained period of repayment performance, the loan is current and repayment of the remaining contractual payments is expected. The $1.8 million in loans that became nonperforming during the three months ended March 31, 2012 were primarily related to three commercial real estate loans which totaled $1.6 million at March 31, 2012. The ratio of nonperforming loans to total loans improved to 4.01% at March 31, 2012, compared to 5.28% at December 31, 2011. The following table presents information regarding the number and balance of nonperforming loans at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Number of Loans	Balance	Number of Loans	Balance
	(dollars in thousands)
Commercial	2	$145	1	$47
Single-family residential real estate	11	619	11	736
Multi-family residential real estate	1	2,053	3	4,996
Commercial real estate	8	2,863	6	2,356
Home equity lines of credit	2	144	3	166
Other consumer loans	1	29	—	—

Total	25	$5,853	24	$8,301

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $563,000 at March 31, 2012 and $3.0 million at December 31, 2011. The decrease in TDRs included in nonaccrual loans was primarily due to loans which became performing during the quarter and repayments with proceeds from sales of collateral underlying the loans.

Nonaccrual loans at March 31, 2012 and December 31, 2011 do not include $6.2 million and $4.6 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

See Note 4 to the consolidated financial statements included in this quarterly report for additional information regarding impaired loans and nonperforming loans.

The general component of the ALLL covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to: management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The general ALLL is calculated based on CFBank’s loan balances and actual historical payment default rates for individual loans with payment defaults. For loans with no actual payment default history, industry estimates of payment default rates are applied, based on the applicable property types in the state where the collateral is located. Results are then scaled based on CFBank’s internal loan risk ratings, increasing the probability of default on loans with higher risk ratings, and industry loss rates are applied based on loan type. Industry estimates of payment default rates and industry loss rates are based on information compiled by the FDIC.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Industry information is adjusted based on management’s judgment regarding items specific to CFBank and the current factors discussed previously. The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time. Specifically, industry information is adjusted by comparing the historical payment default rates (CFBank historical default rates and industry estimates of payment default rates) against the current rate of payment default to determine if the current level is high or low compared to historical rates, or rising or falling in light of the current economic outlook. Industry information is adjusted by comparison to CFBank’s historical loss rates, including its one year loss rate, as well as the trend in those loss rates, past due, nonaccrual, criticized and classified loans. This adjustment process is performed for each segment of the portfolio. The following portfolio segments have been identified: commercial loans; single-family residential real estate loans; multi-family residential real estate loans; commercial real estate loans; construction loans; home equity lines of credit; and other consumer loans. These individual segments are then further segregated by classes and internal loan risk ratings. See Note 4 to our consolidated financial statements included in this quarterly report for additional information.

Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed as the primary credit quality indicator to monitor credit risk for commercial, commercial real estate and multi-family residential real estate loans. We analyze these loans individually and categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Credit reviews for these loan types are performed at least annually, and more often for loans with higher credit risk. Loan officers maintain close contact with borrowers between reviews. Adjustments to loan risk ratings are based on the reviews and at any time information is received that may affect risk ratings. Additionally, an independent third party review of commercial, commercial real estate and multi-family residential loans is performed semi-annually. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures and to provide an independent assessment of our internal loan risk rating system.

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard or doubtful, and the classifications are subject to review by the regulators. Assets designated as special mention are considered criticized assets. Assets designated as substandard or doubtful are considered classified assets. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding descriptions of the regulatory asset classifications.

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. The levels of criticized and classified loans decreased during the quarter ended March 31, 2012. Loans designated as special mention decreased $1.1 million, or 6.9%, and totaled $15.1 million at March 31, 2012, compared to $16.2 million at December 31, 2011. Loans classified as substandard decreased $2.7 million, or 10.8%, and totaled $22.4 million at March 31, 2012, compared to $25.1 million at December 31, 2011. No loans were classified as doubtful at March 31, 2012, compared to $407,000 at December 31, 2011. The decrease in criticized and classified loans was due to principal repayments and payoffs, charge-offs and, to a lesser extent, risk classification improvements during the three months ended March 31, 2012. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding risk classification of loans.

In addition to credit monitoring through our internal loan risk rating system, we also monitor past due information for all loan segments. Loans that are not rated under our internal credit rating system include groups of homogenous loans, such as single-family residential real estate loans and consumer loans. The primary credit indicator for these groups of homogenous loans is past due information.

Total past due loans decreased $834,000, or 15.0%, and totaled $4.7 million at March 31, 2012, compared to $5.6 million at December 31, 2011. Past due loans totaled 3.24% of the loan portfolio at March 31, 2012, compared to 3.53% at December 31, 2010. The decrease was primarily due to lower delinquency rates in the multi-family residential and single-family residential loan segments, partially offset by an increase in delinquency rates in the commercial real estate loan segment. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding loan delinquencies.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

All lending activity involves risk of loss. Certain types of loans, such as option adjustable rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending, used option ARM products or made loans with initial teaser rates. Information about junior lien mortgages and high loan-to-value ratio mortgages is set forth below.

Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $1.8 million, or 8.2% of the commercial loan portfolio, at March 31, 2012. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At March 31, 2012, none of the unsecured loans was 30 days or more delinquent.

One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the ALLL determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or other valuation methods, including BPOs, were used to estimate declines in value for consideration in determining the ALLL. Within the real estate loan portfolio, in the aggregate, including single-family, multi-family and commercial real estate, approximately 89% of the portfolio had loan-to-value ratios of 85% or less, generally at origination. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at March 31, 2012; however, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family residential real estate, may expose the Company to additional losses.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $10.7 million, or 50.0% of the commercial portfolio at March 31, 2012. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank. Interest only home equity lines of credit totaled $12.7 million, or 85.2% of total home equity lines of credit at March 31, 2012.

Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, CFBank purchased home equity lines of credit collateralized by properties located throughout the United States, including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The outstanding principal balance of the purchased home equity lines of credit totaled $2.5 million at March 31, 2012, and $1.3 million, or 49.6%, of the balance is collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to approximately 53% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. There were fifteen loans with an aggregate principal balance outstanding of $1.2 million at March 31, 2012, where the loan balance exceeded the collateral value, generally determined using automated valuation methods, by an aggregate amount of $737,000. None of these loans was greater than 90 days delinquent or on nonaccrual status at March 31, 2012. Although the depressed state of the housing market and general economy has continued, there were no write-offs during the three months ended March 31, 2012, or 2011. We continue to monitor collateral values and borrower FICO® scores and, when the individual loan situation warrants, have frozen the lines of credit.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2012; however, future additions to the ALLL may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $2.5 million at March 31, 2012, and increased $83,000, or 3.5% compared to $2.4 million at December 30, 2011. The increase in foreclosed assets was due to a single-family residential property acquired through foreclosure during the quarter ended March 31, 2012.

Foreclosed assets at both March 31, 2012 and December 31, 2011 included $1.2 million related to approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. This property was acquired through foreclosure due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan. A $982,000 charge-off was recorded when the property was foreclosed in April 2010. During 2011, an updated appraisal was performed on this property evidencing a further decline in value, which resulted in a charge to foreclosed assets expense of $1.1 million during the second quarter of 2011. Although the property is listed for sale, current economic conditions negatively impact the market for undeveloped land, and sale of this property in the near future is unlikely.

Foreclosed assets at both March 31, 2012 and December 31, 2012 also included $967,000 related to a commercial building near Cleveland, Ohio that is currently 100% occupied and providing sufficient cash flow to cover operating expenses. A $201,000 charge-off was recorded when the property was foreclosed in November 2010. CFBank owns a participating interest in this property, and the lead bank is currently managing the building operations, including listing and sale of the property.

Foreclosed assets at March 31, 2012 and December 31, 2011 also included $194,000 related to a condominium in Akron, Ohio that is currently vacant and listed for sale. A $48,000 charge-off was recorded when the property was foreclosed in October 2010.

Foreclosed assets at March 31, 2012 also included $83,000 related to a single-family residential property located in Cuyahoga Falls, Ohio that is currently vacant. A $35,000 charge-off was recorded on the property in December 2011, and no additional charge-off was recorded when the property was acquired through foreclosure in March 2012. The property will be listed for sale in the near future.

The level of foreclosed assets may increase in the future as we continue our workout efforts related to nonperforming and other loans with credit issues.

Deposits. Deposits totaled $207.9 million at March 31, 2012 and decreased $9.1 million, or 4.2%, from $217.0 million at December 31, 2011. The decrease was primarily due to a $9.0 million decrease in certificate of deposit accounts. Certificate of deposit account balances totaled $126.0 million at March 31, 2012 and decreased $9.0 million, or 6.6%, from $135.0 million at December 31, 2011. The decrease was due to a $7.1 million decrease in brokered deposits, as discussed more fully below, and a $1.9 million decrease in retail deposit accounts. Retail certificate of deposit account balances decreased primarily due to customers seeking higher yields than management was willing to offer on these funds.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. CDARS balances are considered brokered deposits by regulation. Brokered deposits, including CDARS balances, totaled $46.8 million at March 31, 2012, and decreased $7.1 million, or 13.2%, from $53.9 million at December 31, 2011. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Customer balances in the CDARS program totaled $10.1 million at March 31, 2012 and decreased $1.9 million, or 15.5%, from $12.0 million at December 31, 2011. Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances. Customer balances in the CDARS program have decreased $14.2 million since May 2011 as a result of this prohibition. Customer balances in the CDARS program represented 21.7% of total brokered deposits at March 31, 2012 and 22.3% of total brokered deposits at December 31, 2011. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012 and a current limited waiver which expires on June 16, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between March 19, 2012 and June 16, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

Long-term FHLB advances. Long-term FHLB advances totaled $15.7 million at both March 31, 2012 and December 31, 2011. In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days. See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.

Subordinated debentures. Subordinated debentures totaled $5.2 million at both March 31, 2012 and December 31, 2011. These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company. The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $256,000 at March 31, 2012 and $210,000 at December 31, 2011. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.

Stockholders’ equity. Stockholders’ equity totaled $9.2 million at March 31, 2012 and decreased $723,000, or 7.3%, from $9.9 million at December 31, 2011. The decrease was primarily due to the $739,000 net loss, $110,000 in preferred stock dividends accrued but not paid and accretion of discount on preferred stock related to the TARP Capital Purchase Program, partially offset by a $107,000 increase in unrealized gains in the securities portfolio.

The Holding Company is a participant in the TARP Capital Purchase Program and issued $7.2 million of preferred stock to Treasury on December 5, 2008. In connection with the issuance of the preferred stock, the Holding Company also issued to Treasury a warrant to purchase 67,314 shares of the Company’s common stock at an exercise price of $16.10 per share. See Note 11 and 12 to the consolidated financial statements included in this quarterly report for additional information regarding the Preferred Stock and warrant. The Holding Company’s Board of Directors elected to defer dividend payments on the Preferred Stock beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. At March 31, 2012, six quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $563,000 at March 31, 2012 and $466,000 at December 31, 2011. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or its common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.

With the capital provided by the TARP Capital Purchase Program, we have continued to make financing available to businesses and consumers in our market areas. Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through March 31, 2012, we have originated or renewed $260.2 million in loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company announced the terms of a registered common stock offering of up to $30.0 million on August 9, 2011. This offering was terminated and restructured. The terms of the restructured offering are a registered common stock offering consisting of a $25.5 million rights offering and a $4.5 million offering to a group of standby purchasers, as well as a public offering of any unsold shares. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $13.5 million in net proceeds from the rights offering and the public offering. A post-effective amendment to the registration statement related to the offering is on file with the SEC, but has not yet become effective.

As of March 31, 2012, the Company had incurred $915,000 in costs related to the restructured registered common stock offering that are included in other assets in the consolidated balance sheet. The Company expects to incur additional costs prior to completion of the stock offering. In the event the restructured registered common stock offering is not successful, these costs will be charged against current operations and will have a negative impact on earnings.

The Company has been unprofitable for over the past three years and, unless additional capital is infused into the Holding Company and CFBank, it is unlikely that we will be able to generate profits in the future. This would cause our capital levels to continue to erode. If that happens, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner or liquidate CFBank.

See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the restructured registered common stock offering.

Comparison of the Results of Operations for the Three Months Ended March 31, 2012 and 2011

General. Net loss totaled $739,000, or $(1.03) per diluted common share, for the quarter ended March 31, 2012, compared to a net loss of $1.7 million, or $(2.20) per diluted common share, for the quarter ended March 31, 2011. The $975,000 decrease in the net loss for the three months ended March 31, 2012 was primarily due to a $1.2 million decrease in the provision for loan losses and a $226,000 decrease in noninterest expense, partially offset by a $472,000 decrease in net interest income, compared to the three months ended March 31, 2011.

Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $1.2 million decrease in the provision for loan losses during the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. The decrease in the provision for loan losses was due to a decrease in nonperforming loans, criticized and classified loans, past due loans and overall loan portfolio balances compared to the prior year quarter.

The $226,000 decrease in noninterest expense was primarily due to a $50,000 decrease in salaries and employee benefits due to lower staffing levels compared to the prior year quarter, an $83,000 decrease in professional fees due to lower loan-related legal expense and loan expense related to regulatory compliance issues, and a $47,000 decline in depreciation due to certain assets being fully depreciated at December 31, 2011.

The $472,000 decrease in net interest income was due to a 41 basis point (bp) decrease in net interest margin from 2.67% in the March 2011 quarter to 2.26% in the March 2012 quarter. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments, and a decrease in the average balance of loans outstanding negatively impacted net interest margin during the quarter ended March 31, 2012.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income totaled $1.3 million for the quarter ended March 31, 2012 and decreased $472,000, or 27.1%, compared to $1.7 million for the quarter ended March 31, 2011. The margin decreased 41 bp to 2.26% in the first quarter of 2012, compared to 2.67% in the first quarter of 2011. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 47 bp and the average cost of interest-bearing liabilities decreased 5 bp in the quarter ended March 31, 2012, compared to the quarter ended March 31, 2011. The average yield on interest-earning assets decreased due to a decrease in both the average loan and securities balances, and a decrease in the average yield on these assets, in addition to an increase in average other earning asset balances, primarily cash, which provide lower yields than loans. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year quarter.

Interest income. Interest income totaled $2.0 million and decreased $633,000, or 23.9%, for the quarter ended March 31, 2012, compared to $2.6 million for the quarter ended March 31, 2011. The decrease in interest income was primarily due to a decrease in interest income on loans.

Interest income on loans decreased $551,000, or 22.6%, to $1.9 million in the first quarter of 2012, from $2.4 million in the first quarter of 2011. The decrease in interest income on loans was due to a decrease in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $38.9 million, or 21.2%, to $144.9 million in the first quarter of 2012, from $183.8 million in the first quarter of 2011. The decrease in the average balance of loans was primarily due to principal repayments and loan payoffs partially offset by originations. The average yield on loans decreased 9 bp to 5.22% in the first quarter of 2012, compared to 5.31% in the first quarter of 2011. The average yield on loans decreased due to a reduction in loan balances with rates higher than current market rates due to repayments, lower market interest rates on new originations, redeployment of funds from loan repayments into other assets and downward repricing on adjustable-rate loans.

Interest income on securities decreased $92,000, or 59.4%, to $63,000 in the first quarter of 2012, from $155,000 in the first quarter of 2011. The decrease in income on securities was due to a decrease in both the average balance and the average yield on securities. The average balance of securities decreased $8.8 million, or 33.0%, to $18.0 million in the first quarter of 2012, from $26.8 million in the first quarter of 2011. The decrease in the average balance of securities was due to sales, maturities and repayments in excess of purchases. The average yield on securities decreased 93 bp to 1.44% in the first quarter of 2012, from 2.37% in the first quarter of 2011. The decrease in the average yield on securities was due to repayments on higher-yielding securities and securities purchases at lower market interest rates since March 31, 2011.

Interest income on federal funds sold and other earning assets increased $10,000 and totaled $40,000 in the first quarter of 2012, compared to $30,000 in the first quarter of 2011. The increase in income was due to an increase in the average balance of these other earning assets, which was associated with the increase in on-balance-sheet liquidity and an increase in the average yield of these other earning assets. The average balance of other earning assets increased $11.1 million, or 22.8%, to $59.7 million in the first quarter of 2012, from $48.6 million in the first quarter of 2011. The average yield on other earning assets increased 2 bp to .27% in the first quarter of 2012, from .25% in the first quarter of 2011.

Interest expense. Interest expense decreased $161,000, or 17.7%, to $749,000 for the first quarter of 2012, compared to $910,000 in the first quarter of 2011. The decrease in interest expense resulted from lower deposit costs and a decrease in the average balance of deposits and borrowings, partially offset by higher borrowing costs.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest expense on deposits decreased $109,000, or 15.5%, to $593,000 in the first quarter of 2012, from $702,000 in the first quarter of 2011. The decrease in interest expense on deposits was due to both a decrease in the average cost of deposits and a decrease in average deposit balances. The average cost of deposits decreased 3 bp to 1.24% in the first quarter of 2012, from 1.27% in the first quarter of 2011, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances decreased $29.2 million, or 13.2%, to $191.6 million in the first quarter of 2012, from $220.8 million in the first quarter of 2011. The decrease in average deposit balances was primarily due to a decrease in money market and certificate of deposit account balances, partially offset by growth in savings and interest-bearing checking account balances. Management used certificate of deposit accounts, including brokered deposits, as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low market interest rates prior to receipt of the CFBank Order in May 2011. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits increased 8 bp to 1.78% at March 31, 2012, from 1.70% at March 31, 2011, due to the maturity of lower cost deposits since the same quarter last year, and was higher than the average cost of deposits in both periods. Average brokered deposit balances decreased $22.4 million, or 31.8%, to $48.1 million at March 31, 2012 from $70.5 million at March 31, 2011. The decrease in average brokered deposit balances was due to maturities after receipt of the CFBank Order that were not replaced due to the prohibition on acceptance and renewal of brokered deposits. See the section titled “Financial Condition - Deposits” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits.

Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $52,000, or 25.0%, to $156,000 in the first quarter of 2012, from $208,000 in the first quarter of 2011. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in the average balances, partially offset by an increase in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $8.0 million, or 27.6%, to $20.9 million in the first quarter of 2012, from $28.9 million in the first quarter of 2011. The decrease in the average balance was due to repayment of maturing FHLB advances with funds from the growth in cash and cash equivalents. The average cost of borrowings increased 47 bp to 3.65% in the first quarter of 2012, from 3.18% in the first quarter of 2011. The increase in borrowing costs was primarily due to a higher reset rate on the subordinated debentures, which reprice quarterly at three-month LIBOR plus 285 bp, compared to the same quarter last year.

Provision for loan losses. The provision for loan losses totaled $200,000 for the quarter ended March 31, 2012 and decreased $1.2 million, compared to $1.4 million for the quarter ended March 31, 2011. The decrease in the provision for loan losses for the quarter ended March 31, 2012 was due to a 61.7% decrease in net charge-offs, a 29.8% decrease in nonperforming loans, a 60.4% decrease in past due loans, a 20.0% decrease in criticized and classified loans and a 22.5% decrease in overall loan portfolio balances from March 31, 2011.

Net charge-offs decreased $1.1 million and totaled $669,000, or 1.79% of average loans on an annualized basis for the quarter ended March 31, 2012, compared to $1.7 million, or 3.63% of average loans on an annualized basis for the quarter ended March 31, 2011. The decrease in net charge-offs during the three months ended March 31, 2012 was primarily related to commercial, multi-family residential real estate and commercial real estate loans. See the previous section titled “Financial Condition – Allowance for loan losses” for additional information. The decrease in net charge-offs resulted from our ongoing loan workout efforts. The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2012 and 2011.

	For the three months ended March 31,
	2012	2011
	(Dollars in thousands)
Commercial	$(29)	$429
Single-family residential real estate	(2)	5
Multi-family residential real estate	394	799
Commercial real estate	298	499
Home equity lines of credit	17	(2)
Other consumer loans	(9)	16

Total	$669	$1,746

Noninterest income. Noninterest income for the quarter ended March 31, 2012 totaled $158,000 and increased $2,000 compared to the quarter ended March 31, 2011. There were no significant changes in any individual component of noninterest income.

Net gains on sales of loans, generally the largest recurring component of noninterest income, totaled $43,000 for the first quarter of 2012 and increased $3,000, or 7.5%, compared to $40,000 for the first quarter of 2011. The increase in net gains on sales of loans in the current year quarter was due to higher fees earned on sales than in the prior year quarter, partially offset by lower mortgage loan originations and, consequently, fewer loan sales.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Gross fees earned on loan sales totaled 2.07% of loans originated for the quarter ended March 31, 2012, compared to 1.17% in the prior year quarter. The increase in gross fees earned on loan sales was due to a change in pricing strategies implemented since the prior year quarter. Originations totaled $6.2 million for the quarter ended March 31, 2012 and decreased $6.3 million, or 50.6%, compared to $12.5 million in the prior year quarter. The decrease in originations was partially due to CFBank having five fewer mortgage loan originators in the current year quarter. The number of originators decreased as a result of attrition and termination of originators with low production.

Noninterest expense. Noninterest expense decreased $226,000, or 10.3%, and totaled $2.0 million for the first quarter of 2012, compared to $2.2 million for the first quarter of 2011. The decrease in noninterest expense during the three months ended March 31, 2012 was primarily due to decreases in salaries and employee benefits, professional fees, and depreciation expense. Decreases in these expenses were partially offset by an increase in other insurance.

Salaries and employee benefits decreased $50,000, or 4.8%, and totaled $991,000 for the three months ended March 31, 2012, compared to $1.0 million in the prior year quarter. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year quarter.

Professional fees decreased $83,000, or 27.6%, and totaled $218,000 for the three months ended March 31, 2012, compared to $301,000 for the three months ended March 31, 2011. The decrease was due to lower loan-related legal expense, as a result of a decrease in nonperforming loans, and lower professional fees related to our regulatory issues compared to the prior year quarter.

Depreciation expense decreased $47,000, or 41.2%, and totaled $67,000 for the three months ended March 31, 2012, compared to $114,000 for the three months ended March 31, 2011. The decrease was due to certain assets being fully depreciated at December 31, 2011.

Other insurance increased $25,000, or 147.1%, and totaled $42,000 for the three months ended March 31, 2012, compared to $17,000 for the three months ended March 31, 2011. The increase was primarily related to higher premiums related to CFBank’s financial performance and regulatory issues.

The ratio of noninterest expense to average assets increased to 3.23% for the quarter ended March 31, 2012, compared to 3.06% for the quarter ended March 31, 2011. The ratio of noninterest expense to average assets for the quarter ended March 31, 2012 was negatively impacted by the decrease in average assets compared to the prior year quarter. The efficiency ratio increased to 137.12% for the quarter ended March 31, 2012, compared to 115.04% for the quarter ended March 31, 2011. The increase in the efficiency ratio for the quarter ended March 31, 2012 was primarily due to a decrease in net interest income in the current year quarter.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended March 31, 2012. As such, there was no income tax expense or benefit recorded for the quarters ended March 31, 2012, or 2011.

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

	For Three Months Ended March 31,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,977	$63	1.44%	$26,841	$155	2.37%
Loans and loans held for sale (3)	144,855	1,891	5.22%	183,837	2,442	5.31%
Other earning assets	59,655	40	0.27%	48,579	30	0.25%
FHLB stock	1,942	22	4.53%	1,942	22	4.53%

Total interest-earning assets	224,429	2,016	3.60%	261,199	2,649	4.07%
Noninterest-earning assets	18,809			25,102

Total assets	$243,238			$286,301

Interest-bearing liabilities:
Deposits	$191,634	593	1.24%	$220,818	702	1.27%
FHLB advances and other borrowings	20,897	156	2.99%	28,864	208	2.88%

Total interest-bearing liabilities	212,531	749	1.41%	249,682	910	1.46%
Noninterest-bearing liabilities	21,294			21,575

Total liabilities	233,825			271,257
Equity	9,413			15,044

Total liabilities and equity	$243,238			$286,301

Net interest-earning assets	$11,898			$11,517

Net interest income/interest rate spread		$1,267	2.19%		$1,739	2.61%

Net interest margin			2.26%			2.67%

Average interest-earning assets to average interest-bearing liabilities	105.60%			104.61%

(1)	Average balance is computed using the carrying value of securities.
Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2012 Compared to Three Months Ended March 31, 2011
	Increase (decrease) due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(50)	$(42)	$(92)
Loans and loans held for sale	(41)	(510)	(551)
Other earning assets	3	7	10

Total interest-earning assets	(88)	(545)	(633)
Interest-bearing liabilities:
Deposits	(18)	(91)	(109)
FHLB advances and other borrowings	47	(99)	(52)

Total interest-bearing liabilities	29	(190)	(161)

Net change in net interest income	$(117)	$(355)	$(472)

(1)	Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry. These policies are presented in Note 1 to our audited consolidated financial statements in our 2011 Annual Report to Stockholders incorporated by reference into our 2011 Annual Report on Form 10-K. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operation, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial position or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

Continued operations may depend on our ability to meet our cash flow needs and comply with the terms of the Orders, and the additional capital required to do so may not be available if our stock offering is not successful. Our financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. See Note 2 to our consolidated financial statements for a description of going concern considerations and management’s plans.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements. The following discussion details the critical accounting policies and the nature of the estimates made by management.

Determination of the ALLL. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Notes 4 and 6 to the consolidated financial statements included in this quarterly report and in Notes 1, 4 and 6 to the consolidated financial statements in our 2011 Annual Report to Stockholders incorporated by reference into our 2011 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset. Another critical accounting policy relates to valuation of the deferred tax asset, which includes the benefit of loss carryforwards which expire in varying amounts in future periods. At year-end 2011, the Company had net operating loss carryforwards of approximately $19.5 million which expire at various dates from 2024 to 2031. Realization is dependent on generating sufficient future taxable income prior to expiration of the loss carryforwards. The Company’s net losses reduced management’s near term estimate of future taxable income, and reduced to zero the amount of the net deferred tax asset considered realizable. At December 31, 2011, the valuation allowance totaled $8.6 million. Additional information regarding this policy is included in Notes 1 and 14 to the consolidated financial statements in our 2011 Annual Report to Stockholders incorporated by reference into our 2011 Annual Report on Form 10-K.

Fair value of financial instruments. Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Note 6 to the consolidated financial statements included in this quarterly report and in Notes 1 and 6 to the consolidated financial statements in our 2011 Annual Report to Stockholders incorporated by reference into our 2011 Annual Report on Form 10-K.

Fair value of foreclosed assets. Another critical accounting policy relates to fair value of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values. Additional information is included in Notes 5 and 6 to the consolidated financial statements included in this quarterly report and in Notes 1, 5 and 6 to the consolidated financial statements in our 2011 Annual Report to Stockholders incorporated by reference into our 2011 Annual Report on Form 10-K.

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

CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors, the requirements of our own deposit and loan customers and regulatory considerations. Management believes that CFBank’s liquidity is sufficient.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$65,460	$63,959
Additional borrowing capacity at the FHLB	3,615	3,503
Additional borrowing capacity at the FRB	14,976	14,764
Unused commercial bank line of credit	1,000	1,000

Total	$85,051	$83,226

Cash available from liquid assets and borrowing capacity increased $1.9 million, or 2.2%, to $85.1 million at March 31, 2012 from $83.2 million at December 31, 2011.

The high level of cash, unpledged securities and deposits in other financial institutions was a result of management’s decision to build liquidity, prior to receipt of the CFBank Order in May 2011, to deal with potential regulatory restrictions, including those on brokered deposits, potential retail deposit outflows and potential decreased borrowing capacity from the FHLB and FRB. Cash, unpledged securities and deposits in other financial institutions increased $1.5 million, or 2.3%, to $65.5 million at March 31, 2012 compared to $64.0 million at December 31, 2012. The increase was primarily due to cash flows from the loan portfolio that were not redeployed into new loan originations.

CFBank’s additional borrowing capacity with the FHLB increased to $3.6 million at March 31, 2012 from $3.5 million at December 31, 2011. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year. In November 2011, CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days, and in April 2012, CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 30 days.

CFBank’s additional borrowing capacity at the FRB increased to $15.0 million at March 31, 2012 from $14.8 million at December 31, 2011. In April, 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 bp higher.

CFBank’s unused commercial bank lines of credit totaled $1.0 million at both March 31, 2012 and December 31, 2011.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

Prior to receipt of the CFBank Order in May 2011, we used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we are prohibited from accepting or renewing brokered deposits without FDIC approval. We have the ability to seek wholesale deposits that are not considered brokered deposits. At March 31, 2012, CFBank had $46.8 million in brokered deposits with maturity dates from April 2012 through August 2016. At March 31, 2012, cash, unpledged securities and deposits in other financial institutions totaled $65.5 million and was sufficient to cover all brokered deposit maturities.

The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts our liquidity management. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. We expect brokered deposits, including customer deposits in the CDARS program, to continue to decrease as a result of the prohibition on brokered deposits contained in the CFBank Order.

CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012 and a current limited waiver which expires on June 16, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between March 19, 2012 and June 16, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers. See the previous section titled “Financial Condition - Deposits” for additional information on CDARS deposits.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, as included in the Dodd-Frank Act previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s program which provides unlimited deposit insurance coverage, through December 31, 2012, for noninterest bearing transaction accounts. Based on our historical experience with deposit retention, current retention strategies and participation in programs offering additional FDIC insurance protection, we believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing non-brokered deposits may remain with CFBank. Deposit retention may be negatively impacted by other factors, including, but not limited to, further deterioration in the performance or capital levels of the Holding Company or CFBank, additional material restrictions or penalties imposed by regulators pursuant to the Orders and the perception of the viability of the Holding Company or CFBank in our market areas.

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings. See the section titled “Financial Condition – Stockholders’ equity” for a discussion of the registered common stock offering announced by the Company on August 9, 2011.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS

At March 31, 2012, the Holding Company and its subsidiaries, other than CFBank, had cash of $360,000 available to meet cash needs. The Holding Company’s current cash requirements include operating expenses and expenses in connection with the registered common stock offering, and exclude interest on subordinated debentures and dividends on the Preferred Stock, which have been deferred, as discussed below. The Holding Company’s cash requirements are currently projected to be approximately $100,000 per month. The Holding Company’s available cash at March 31, 2012 is sufficient to cover operating expenses, including expenses in connection with the registered common stock offering, at their current projected levels, through approximately June 30, 2012. No assurance can be given that operating expenses, including expenses in connection with the registered common stock offering, will not increase from their current projected levels.

Annual debt service on the subordinated debentures is currently approximately $171,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.32% at March 31, 2012. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,300 at the current 5% level, which is scheduled to increase to 9% after February 14, 2014. The Board of Directors elected to defer the quarterly dividend payments related to the Preferred Stock beginning with the November 15, 2010 payment, and the quarterly interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments until the Company is recapitalized. Pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock or interest on the subordinated debentures without the prior written notice to and written non-objection from the FED.

The Holding Company is significantly dependent on dividends from CFBank to provide the cash necessary to meet its obligations. Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of March 31, 2012, CFBank may pay no dividends to the Holding Company without receiving the prior written approval of the OCC. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. There is no assurance that the payment of dividends from CFBank to the Holding Company would be approved by the OCC while CFBank is suffering significant losses.

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

See Note 2 to our consolidated financial statements included in this annual report for information regarding regulatory matters and Holding Company liquidity.

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

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

See Exhibit Index at page 77 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: May 15, 2012	By:	/s/ Eloise L. Mackus
Eloise L. Mackus, Esq.
Chief Executive Officer, General Counsel and Corporate Secretary

Dated: May 15, 2012	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
President, Treasurer and Chief Financial Officer

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315, filed with the Commission on October 28, 2005)

3.3	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008)

3.4	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009)

3.5	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011)

3.6	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 No. 333-177434, filed with the Commission on May 4, 2012)

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

4.3	Warrant, dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

10.1	Form of Standby Purchase Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 No. 333-177434, filed with the Commission on May 4, 2012)

11.1	Statement Re: Computation of Per Share Earnings

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

101.1	Interactive Data File (XBRL)