Form 10-Q
period 2012-06-30
CENTRAL FEDERAL CORP
filed 2012-08-14
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of July 31, 2012, there were 825,710 shares of the registrant’s Common Stock outstanding.

FORM 10-Q

QUARTER ENDED JUNE 30, 2012

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$55,209	$61,436
Interest-bearing deposits in other financial institutions	1,984	1,984
Securities available for sale	17,312	18,516
Loans held for sale	1,573	1,210
Loans, net of allowance of $5,434 and $6,110	132,352	151,160
FHLB stock	1,942	1,942
Loan servicing rights	31	37
Foreclosed assets, net	2,345	2,370
Premises and equipment, net	5,423	5,534
Assets held for sale	167	167
Other intangible assets	69	89
Bank owned life insurance	4,338	4,273
Accrued interest receivable and other assets	2,870	2,202

	$225,615	$250,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$15,042	$18,409
Interest bearing	183,310	198,640

Total deposits	198,352	217,049
Long-term FHLB advances	10,000	15,742
Advances by borrowers for taxes and insurance	55	159
Accrued interest payable and other liabilities	3,771	2,871
Subordinated debentures	5,155	5,155

Total liabilities	217,333	240,976

Stockholders’ equity
Preferred stock, Series A, $.01 par value; aggregate liquidation value $7,886 in 2012, $7,691 in 2011 1,000,000 shares authorized; 7,225 shares issued	7,147	7,120
Common stock, $.01 par value, shares authorized; 50,000,000 in 2012 and 2011 shares issued; 937,417 in 2012 and 2011	9	9
Additional paid-in capital	27,847	27,837
Accumulated deficit	(23,807)	(22,163)
Accumulated other comprehensive income	331	386
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)

Total stockholders’ equity	8,282	9,944

	$225,615	$250,920

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$1,769	$2,350	$3,660	$4,792
Securities	58	156	121	311
FHLB stock dividends	21	21	43	43
Federal funds sold and other	41	41	81	71

	1,889	2,568	3,905	5,217

Interest expense
Deposits	557	750	1,150	1,452
Long-term FHLB advances and other debt	81	141	190	308
Subordinated debentures	45	42	92	83

	683	933	1,432	1,843

Net interest income	1,206	1,635	2,473	3,374

Provision for loan losses	200	432	400	1,851

Net interest income after provision for loan losses	1,006	1,203	2,073	1,523

Noninterest income
Service charges on deposit accounts	58	69	117	130
Net gains on sales of loans	92	24	135	64
Loan servicing fees, net	5	4	13	12
Net gains on sales of securities	143	—	143	—
Earnings on bank owned life insurance	32	33	65	65
Other	10	12	25	27

	340	142	498	298

Noninterest expense
Salaries and employee benefits	953	1,033	1,944	2,074
Occupancy and equipment	59	69	133	154
Data processing	137	145	279	289
Franchise taxes	46	64	101	130
Professional fees	199	258	417	559
Director fees	46	45	91	91
Postage, printing and supplies	56	39	104	87
Advertising and promotion	4	14	7	24
Telephone	16	18	33	40
Loan expenses	23	20	31	30
Foreclosed assets, net	188	1,152	206	1,185
Depreciation	62	104	129	218
FDIC premiums	142	175	298	350
Amortization of intangibles	10	10	20	20
Regulatory assessment	21	38	66	75
Other insurance	38	34	80	51
Other	30	44	55	75

	2,030	3,262	3,994	5,452

Net loss	(684)	(1,917)	(1,423)	(3,631)
Preferred stock dividends and accretion of discount on preferred stock	(111)	(106)	(221)	(210)

Net loss attributable to common stockholders	$(795)	$(2,023)	$(1,644)	$(3,841)

Loss per common share:
Basic	$(0.96)	$(2.45)	$(1.99)	$(4.65)
Diluted	$(0.96)	$(2.45)	$(1.99)	$(4.65)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss	$(684)	$(1,917)	$(1,423)	$(3,631)

Other comprehensive income (loss):

Change in unrealized holding gains (losses) on securities available for sale	(305)	149	(198)	84
Reclassification adjustment for gains realized in income	143	—	143	—

Net change in unrealized gains (losses)	(162)	149	(55)	84
Tax effect	—	—	—	—

Other comprehensive income (loss)	(162)	149	(55)	84

Comprehensive loss	$(846)	$(1,768)	$(1,478)	$(3,547)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2012	$7,120	$9	$27,837	$(22,163)	$386	$(3,245)	$9,944

Net loss				(1,423)			(1,423)
Other comprehensive loss					(55)		(55)
Accretion of discount on preferred stock	27			(27)			—
Release of 1,200 stock-based incentive plan shares			7				7
Stock option expense, net of forfeitures			3				3

Preferred stock dividends				(194)			(194)

Balance at June 30, 2012	$7,147	$9	$27,847	$(23,807)	$331	$(3,245)	$8,282

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2011	$7,069	$47	$27,759	$(16,313)	$672	$(3,245)	$15,989

Net loss				(3,631)			(3,631)
Other comprehensive loss					84		84
Accretion of discount on preferred stock	25			(25)			—
Release of 1,227 stock-based incentive plan shares, net of forfeitures			16				16
Stock option expense, net of forfeitures			9				9
Preferred stock dividends				(185)			(185)

Balance at June 30, 2011	$7,094	$47	$27,784	$(20,154)	$756	$(3,245)	$12,282

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended June 30,
	2012	2011
Net loss	$(1,423)	$(3,631)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	400	1,851
Provision for losses on foreclosed assets	182	1,139
Valuation gain on mortgage servicing rights	(1)	(3)
Depreciation	129	218
Amortization, net	357	367
Net gains on sales of securities	(143)	—
Originations of loans held for sale	(11,697)	(18,927)
Proceeds from sale of loans held for sale	11,360	19,133
Net gains on sales of loans	(135)	(64)
Loss on disposal of premises and equipment	4	—
Loss on sale of assets held for sale	—	2
Stock based compensation expense	10	25
Net change in:
Bank owned life insurance	(65)	(65)
Accrued interest receivable and other assets	(667)	(94)
Accrued interest payable and other liabilities	705	572

Net cash from (used by) operating activities	(984)	523

Cash flows from investing activities
Available-for-sale securities:
Sales	2,144	—
Maturities, prepayments and calls	5,854	4,737
Purchases	(7,000)	(3,491)
Loan originations and payments, net	18,338	17,445
Additions to premises and equipment	(22)	(53)
Proceeds from the sale of assets held for sale	—	533
Proceeds from the sale of foreclosed assets	—	1,000
Proceeds from mortgage insurance on foreclosed assets	29	—

Net cash from investing activities	19,343	20,171
Cash flows from financing activities
Net change in deposits	(18,740)	10,801
Repayments on long-term FHLB advances and other debt	(5,742)	(5,200)
Net change in advances by borrowers for taxes and insurance	(104)	(134)

Net cash from (used by) financing activities	(24,586)	5,467

Net change in cash and cash equivalents	(6,227)	26,161

Beginning cash and cash equivalents	61,436	34,275

Ending cash and cash equivalents	$55,209	$60,436

Supplemental cash flow information:
Interest paid	$1,344	$1,727

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$186	$—
Loans transferred from held for sale to portfolio	(109)	—

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the six months ended June 30, 2012 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2011 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2011. The Company has consistently followed those policies in preparing this Form 10-Q.

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

Earnings (Loss) Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (unvested share-based payment awards) according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share computation follow:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic
Net loss	$(684)	$(1,917)	$(1,423)	$(3,631)
Less: Preferred dividends and accretion of discount on preferred stock	(111)	(106)	(221)	(210)
Less: Net loss allocated to unvested share-based payment awards	3	13	6	25

Net loss allocated to common stockholders	$(792)	$(2,010)	$(1,638)	$(3,816)

Weighted average common shares outstanding including unvested share-based payment awards	825,491	825,366	825,469	825,363
Less: Unvested share-based payment awards	(2,700)	(5,100)	(3,000)	(5,402)

Average shares	822,791	820,266	822,469	819,961

Basic loss per common share	$(0.96)	$(2.45)	$(1.99)	$(4.65)

Diluted
Net loss allocated to common stockholders	$(792)	$(2,010)	$(1,638)	$(3,816)

Weighted average common shares outstanding for basic loss per common share	822,791	820,266	822,469	819,961
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—	—	—

Average shares and dilutive potential common shares	822,791	820,266	822,469	819,961

Diluted loss per common share	$(0.96)	$(2.45)	$(1.99)	$(4.65)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following potential average common shares were anti-dilutive and not considered in computing diluted loss per common share because the Company reported a net loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Stock options	42,116	44,756	42,116	44,756
Stock warrant	67,314	67,314	67,314	67,314

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

In June 2011, the FASB issued ASU No. 2011-05 to Comprehensive Income (ASC 220), Presentation of Comprehensive Income. This ASU amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presented as part of the consolidated statement of stockholders’ equity.

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

The Company has been unprofitable for over the past three years and, unless additional capital is infused into the Holding Company and CFBank, it is unlikely that we will be able to generate profits in the future. This would cause our capital levels to continue to erode. If that happens, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner, liquidate CFBank or be placed into receivership.

The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. As of June 30, 2012, pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC. Future dividend payments by CFBank to the Holding Company would be based on future earnings and the approval of the OCC. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering significant losses.

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

Management’s Plans:

The Company announced the terms of a registered common stock offering of up to $30,000 on August 9, 2011. The registered common stock offering consisted of a $24,965 rights offering and a $5,035 offering to a group of standby purchasers. Under the terms of the rights offering, all record holders of the Company’s common stock as of February 8, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date, which was prior to the 1 for 5 reverse stock split effective May 4, 2012. Each subscription right entitled the holder of the right to purchase 6.0474 shares of Company common stock (pre-split) at a subscription price of $1.00 per share (pre-split). Shares were also available to the public at $1.00 per share. In addition, for each three shares of company stock purchased, purchasers were to receive, at no charge, one warrant to purchase one additional share of common stock at a purchase price of $1.00 per share. The warrants were to be exercisable for three years. The Company had separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements, the standby purchasers were to acquire 5.0 million shares of Company common stock at a price of $1.00 per share and receive warrants with the same terms and conditions as all purchasers in the rights offering. The standby purchasers had conditioned their purchase of shares of common stock upon the receipt by the Company of at least $16,500 in net proceeds from the rights offering. The registration statement related to the rights offering is on file with the SEC and became effective on February 8, 2012.

The Company suspended this offering and returned all subscriptions received. The Company modified the terms of the offering and filed post-effective amendments to its registration statement with the SEC, which was declared effective on June 14, 2012.

The terms of the restructured registered common stock offering were as follows: a rights offering of up to $18,000 and a $4,500 offering to a group of standby purchasers, as well as a public offering of any unsold shares. Under the terms of the rights offering, all holders of the Company’s common stock as of the record date, June 14, 2012, received, at no charge, one subscription right for each share of common stock held as of the record date, which was after the 1 for 5 reverse stock split effective May 4, 2012. Each subscription right entitled the holder of the right to purchase 14.5329 shares of Company common stock (post-split) at a subscription price of $1.50 per share (post-split). The rights offering period expired on July 16, 2012, and unsubscribed shares were made available to the public beginning on July 17, 2012 at $1.50 per share. The public offering of unsubscribed shares of common stock will end on or before August 14, 2012. The Company separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements, the standby purchasers will acquire 3.0 million shares of Company common stock at a price of $1.50 per share. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $13,500 in net proceeds from the rights offering and public offering.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS (continued)

Without additional capital, it is unlikely that the Holding Company will have sufficient liquidity to continue to meet its operating expenses as they become due. This could result in the Holding Company being subject to additional regulatory restrictions which could ultimately result in the Holding Company being instructed to seek a merger partner, liquidate CFBank or be placed into receivership.

The Holding Company’s available cash at June 30, 2012 is believed by management to be sufficient to cover operating expenses and expenses in connection with the restructured registered common stock offering, at their current projected levels, through approximately December 31, 2012. No assurance can be given that operating expenses, including expenses in connection with the registered common stock offering, will not increase from their current projected levels. As a result, there can be no assurance of the sufficiency of the Holding Company’s cash through December 31, 2012. The Board of Directors elected to defer scheduled dividend payments related to the Preferred Stock, as defined in Note 11 to these consolidated financial statements, beginning with the November 15, 2010 payment, and the interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments until the Company is recapitalized. Pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock or interest on the subordinated debentures without the prior written notice to and written non-objection from the FED.

As of June 30, 2012, the Company had incurred and paid $1.2 million in costs related to the registered common stock offering that are included in other assets in the consolidated balance sheet. Costs related to the registered common stock offering incurred and paid by the Holding Company totaled $452,000 and those incurred and paid by CFBank totaled $768,000 as of June 30, 2012. The Company expects to incur additional costs prior to completion of the restructured stock offering. In the event the restructured registered common stock offering is not successful, these costs will be charged against current operations and will have a negative impact on earnings.

Because CFBank is no longer considered to be well-capitalized for regulatory purposes, it is prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service® (CDARS) program, without FDIC approval. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012 and a current limited waiver which expires on September 14, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between June 17, 2012 and September 14, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts CFBank’s liquidity management. As a result of the losses in 2009, 2010 and the first quarter of 2011, management had been concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively in 2011, prior to receipt of the CFBank Order, to build on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity. At June 30, 2012, CFBank had $43,335 in brokered deposits with maturity dates from July 2012 through August 2016. At June 30, 2012, cash, unpledged securities and deposits in other financial institutions totaled $56,194, which was sufficient to cover all brokered deposit maturities. Brokered deposit maturities over the next five years are as follows:

June 30, 2013	$18,942
June 30, 2014	14,367
June 30, 2015	3,412
June 30, 2016	6,415
June 30, 2017	199

$43,335

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	$1,655	$100	$—	$1,755
Collateralized mortgage obligations	15,326	231	—	15,557

Total	$16,981	$331	$—	$17,312

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	$1,475	$198	$—	$1,673
Collateralized mortgage obligations	16,655	204	16	16,843

Total	$18,130	$402	$16	$18,516

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2012 or December 31, 2011.

The proceeds from the sales of securities for the three and six months ended June 30, 2012 are listed below. There were no proceeds from sales for the three and six months ended June 30, 2011.

	Three months ended June 30,	Six months ended June 30,
	2012	2012
Proceeds	$2,144	$2,144
Gross gains	143	143
Gross losses	—	—

Tax effect—expense	$—	$—

At June 30, 2012 and December 31, 2011, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date, totaled $16,981 and $17,312 at June 30, 2012, respectively, and $18,130 and $18,516 at December 31, 2011, respectively.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 3 – SECURITIES (continued)

Fair value of securities pledged was as follows:

	June 30, 2012	December 31, 2011
Pledged as collateral for:
FHLB advances	$5,994	$9,336
Public deposits	1,917	2,820
Customer repurchase agreements	5,330	3,557
Interest-rate swaps	1,770	1,464

Total	$15,011	$17,177

At June 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

There were no securities with unrealized losses at June 30, 2012. The following table summarizes securities with unrealized losses at December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position.

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

	June 30, 2012	December 31, 2011
Commercial	$20,599	$25,994
Real estate:
Single-family residential	17,710	18,214
Multi-family residential	23,070	27,163
Commercial	61,632	69,757
Consumer:
Home equity lines of credit	13,662	14,921
Other	1,113	1,221

Subtotal	137,786	157,270
Less: ALLL	(5,434)	(6,110)

Loans, net	$132,352	$151,160

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

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012
		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
Beginning balance	$1,802	$190	$1,446	$1,912	$274	$17	$5,641
Addition to (reduction in) provision for loan losses	(589)	58	(58)	712	45	32	200
Charge-offs	(84)	(7)	(18)	(496)	(40)	(34)	(679)
Recoveries	248	4	—	2	7	2	263
Reclass of ALLL on loan-related commitments (1)	9	—	—	—	—	—	9

Ending balance	$1,386	$245	$1,370	$2,130	$286	$17	$5,434

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

	Six months ended June 30, 2012
		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
Beginning balance	$2,281	$207	$1,470	$1,863	$272	$17	$6,110
Addition to (reduction in) provision for loan losses	(1,097)	39	312	1,059	64	23	400
Charge-offs	(99)	(7)	(434)	(930)	(60)	(34)	(1,564)
Recoveries	292	6	22	138	10	11	479
Reclass of ALLL on loan-related commitments (1)	9	—	—	—	—	—	9

Ending balance	$1,386	$245	$1,370	$2,130	$286	$17	$5,434

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2011:

	Three months ended June 30, 2011
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Beginning balance	$3,141	$233	$1,939	$3,848	$34	$201	$21	$9,417
Addition to (reduction in) provision for loan losses	240	14	693	(488)	(34)	16	(9)	432
Charge-offs	(640)	(7)	(450)	(850)	—	—	—	(1,947)
Recoveries	—	2	1	122	—	3	7	135
Reclass of ALLL on loan-related commitments (1)	13	—	—	—	—	—	—	13

Ending balance	$2,754	$242	$2,183	$2,632	$—	$220	$19	$8,050

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

	Six months ended June 30, 2011
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Beginning balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758
Addition to (reduction in) provision for loan losses	1,945	11	911	(860)	(74)	(88)	6	1,851
Charge-offs	(1,140)	(14)	(1,250)	(1,350)	—	—	(18)	(3,772)
Recoveries	71	4	2	123	—	5	9	214
Reclass of ALLL on loan-related commitments (1)	(1)	—	—	—	—	—	—	(1)

Ending balance	$2,754	$242	$2,183	$2,632	$—	$220	$19	$8,050

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2012:

		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$569	$49	$12	$285	$—	$—	$915
Collectively evaluated for impairment	817	196	1,358	1,845	286	17	4,519

Total ending allowance balance	$1,386	$245	$1,370	$2,130	$286	$17	$5,434

Loans:
Individually evaluated for impairment	$809	$130	$4,032	$5,815	$—	$—	$10,786
Collectively evaluated for impairment	19,790	17,580	19,038	55,817	13,662	1,113	127,000

Total ending loan balance	$20,599	$17,710	$23,070	$61,632	$13,662	$1,113	$137,786

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2012. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. There was no cash-basis interest income recognized during the three and six months ended June 30, 2012.

	As of June 30, 2012			Three months ended June 30, 2012		Six months ended June 30, 2012
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$147	$132	$—	$133	$—	$89	$—
Real estate:
Multi-family residential	4,970	3,942	—	3,955	29	4,099	39
Commercial:
Non-owner occupied	2,672	1,882	—	1,909	—	1,571	—
Owner occupied	839	409	—	413	—	422	—

Total with no allowance recorded	8,628	6,365	—	6,410	29	6,181	39

With an allowance recorded:
Commercial	677	677	569	679	9	687	22
Real estate:
Single-family residential	130	130	49	131	—	111	—
Multi-family residential	90	90	12	90	2	91	3
Commercial:
Non-owner occupied	2,684	2,684	261	2,411	36	2,404	87
Owner occupied	405	405	7	406	6	407	12
Land	480	435	17	438	6	461	13

Total with an allowance recorded	4,466	4,421	915	4,155	59	4,161	137

Total	$13,094	$10,786	$915	$10,565	$88	$10,342	$176

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

	As of December 31, 2011			Three months ended June 30, 2011		Six months ended June 30, 2011
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$573	$47	$—	$154	$—	$149	$—
Real estate:
Multi-family residential	6,742	4,996	—	—	—	47	—
Commercial:
Non-owner occupied	2,177	1,755	—	75	—	76	—
Owner occupied	876	446	—	—	—	—	—
Land	—	—	—	686	11	690	21
Consumer:
Home equity lines of credit:
Originated for portfolio	135	135	—	136	—	136	—

Total with no allowance recorded	10,503	7,379	—	1,051	11	1,098	21

With an allowance recorded:
Commercial	796	774	624	1,112	—	1,487	—
Real estate:
Multi-family residential	94	94	11	3,147	—	3,433	—
Commercial:
Non-owner occupied	2,823	2,823	210	1,623	—	1,938	—
Owner occupied	411	411	20	1,051	—	1,051	—
Land	766	650	32	—	—	—	—

Total with an allowance recorded	4,890	4,752	897	6,933	—	7,909	—

Total	$15,393	$12,131	$897	$7,984	$11	$9,007	$21

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	June 30, 2012	December 31, 2011
Nonaccrual loans:
Commercial	$132	$47
Real estate:
Single-family residential	551	736
Multi-family residential	2,035	4,996
Commercial:
Non-owner occupied	1,882	1,910
Owner occupied	409	446
Consumer:
Home equity lines of credit:
Originated for portfolio	66	157
Purchased for portfolio	81	9

Total nonaccrual and nonperforming loans	$5,156	$8,301

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2012 or December 31, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$—	$—	$132	$132	$20,467	$—
Real estate:
Single-family residential	348	248	91	687	17,023	460
Multi-family residential	—	—	2,035	2,035	21,035	—
Commercial:
Non-owner occupied	301	—	1,016	1,317	29,799	866
Owner occupied	—	—	409	409	25,405	—
Land	—	—	—	—	4,702	—
Consumer:
Home equity lines of credit:
Originated for portfolio	54	—	66	120	11,143	—
Purchased for portfolio	132	—	81	213	2,186	—
Other	20	—	—	20	1,093	—

Total	$855	$248	$3,830	$4,933	$132,853	$1,326

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

Troubled Debt Restructurings (TDRs):

The Company has allocated $915 and $897 of specific reserves to loans whose terms have been modified in TDRs as of June 30, 2012 and December 31, 2011. The Company has not committed to lend additional amounts as of June 30, 2012 or December 31, 2011 to customers with outstanding loans that are classified as nonaccrual TDRs.

During the quarter ended June 30, 2012, the terms of one loan were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties. The modification of the terms of this non-owner occupied commercial real estate loan included an extension of the maturity date from May 31, 2012 to September 30, 2012 and required a $50 principal repayment at the date of modification.

During the six months ended June 30, 2012, the terms of 2 loans were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties. In addition to the loan described in the preceding paragraph, one single-family residential loan was modified as a TDR during the six months ended June 30, 2012 and included a reduction in the stated interest rate of the loan from 10% to 5%, a waiver of a portion of the accrued and unpaid interest, addition of the remaining accrued and unpaid interest to the principal balance and extension of the maturity date from 2034 to 2042. This modification involved a reduction in the stated interest rate of the loan for a period of 30 years.

The following table presents loans modified as TDRs by class of loans during the three and six months ended June 30, 2012:

	Three months ended June 30, 2012			Six months ended June 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
Single-family residential	—	$—	$—	1	$132	$138
Commercial:
Non-owner occupied	1	478	428	1	478	428

Total	1	$478	$428	2	$610	$566

The TDRs described resulted in a $46 increase in the ALLL during the three and six months ended June 30, 2012 and did not result in a charge-off during the three and six months ended June 30, 2012.

There were no TDRs in payment default or that became nonperforming during the period ended June 30, 2012, that had been modified within the twelve months ended June 30, 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the six months ended June 30, 2012 that did not meet the definition of a TDR. These loans had a total recorded investment as of June 30, 2012 of $5,448. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in a payment that was considered to be insignificant or there were no concessions granted.

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

There were no loans which were modified during the three or six months ended June 30, 2012 that did not meet the definition of a TDR due to a delay in payment that was considered to be insignificant.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At June 30, 2012 and December 31, 2011, nonaccrual TDRs were as follows:

	June 30, 2012	December 31, 2011
Commercial	$—	$47
Real estate:
Single-family residential	130	—
Multi-family residential	—	2,527
Commercial:
Owner occupied	410	446

Total	$540	$3,020

Nonaccrual loans at June 30, 2012 and December 31, 2011 do not include $6,198 and $4,597, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

Loans not meeting the criteria to be classified into one of the above categories are considered to be not rated or pass-rated loans. Loans listed as not rated are primarily groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. Loans listed as pass-rated loans are loans that are subject to internal loan reviews and are determined not to meet the criteria required to be classified as special mention, substandard or doubtful. The recorded investment in loans by risk category and by class of loans as of June 30, 2012 and based on the most recent analysis performed follows. There were no loans rated doubtful at June 30, 2012.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$356	$15,768	$3,194	$1,281	$20,599
Real estate:
Single-family residential	17,159	—	—	551	17,710
Multi-family residential	—	12,418	5,840	4,812	23,070
Commercial:
Non-owner occupied	342	22,071	3,043	5,660	31,116
Owner occupied	—	21,543	3,078	1,193	25,814
Land	905	251	436	3,110	4,702
Consumer:
Home equity lines of credit:
Originated for portfolio	11,197	—	—	66	11,263
Purchased for portfolio	1,873	—	445	81	2,399
Other	1,113	—	—	—	1,113

	$32,945	$72,051	$16,036	$16,754	$137,786

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets were as follows:

	June 30, 2012	December 31, 2011
Real Estate:
Single-family residential	$48	$—
Commercial	3,436	3,509

Subtotal	3,484	3,509
Valuation allowance	(1,139)	(1,139)

Total	$2,345	$2,370

Activity in the valuation allowance was as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Beginning valuation allowance	$1,139	$—	$1,139	$—
Additions charged to expense	182	1,139	182	1,139
Direct write-downs	(182)	—	(182)	—

Ending valuation allowance	$1,139	$1,139	$1,139	$1,139

Expenses related to foreclosed assets include:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net loss (gain) on sales	$—	$—	$—	$—
Provision for unrealized losses	182	1,139	182	1,139
Operating expenses, net of rental income	6	13	24	46

	$188	$1,152	$206	$1,185

Foreclosed assets at June 30, 2012 included one single-family residential property and five commercial real estate properties. Foreclosed assets at December 31, 2011 included three commercial real estate properties. The valuation allowance was established in the second quarter of 2011 due to a decline in real estate values on one of the commercial real estate properties, which is undeveloped commercial real estate located in Columbus, Ohio.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2012 Using Significant Other Observable Inputs (Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities — residential	$1,755
Collateralized mortgage obligations	15,557

Total securities available for sale	$17,312

Loans held for sale	$1,573

Yield maintenance provisions (embedded derivatives)	$1,055

Interest rate lock commitments	$40

Financial Liabilities:
Interest-rate swaps	$1,055

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Fair Value Measurements at December 31, 2011 Using Significant Other Observable Inputs (Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	$1,673
Collateralized mortgage obligations	16,843

Total securities available for sale	$18,516

Loans held for sale	$1,210

Yield maintenance provisions (embedded derivatives)	$999

Interest rate lock commitments	$39

Financial Liabilities:
Interest-rate swaps	$999

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2012 or December 31, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at June 30, 2012 Using
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan servicing rights	$1

Impaired loans:
Commercial		$132
Real Estate:
Multi-family residential		3,943
Commercial:
Non-owner occupied		1,882
Owner occupied		409
Land		162

Total impaired loans		$6,528

Foreclosed assets
Real Estate:
Single-family residential		$48
Commercial:
Non-owner occupied		985
Land		1,209

Total foreclosed assets		$2,242

	Fair Value Measurements at December 31, 2011 Using
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan servicing rights	$9

Impaired loans:
Commercial		$108
Real Estate:
Multi-family residential		3,065
Commercial:
Non-owner occupied		2,887
Owner occupied		516
Land		233

Total impaired loans		$6,809

Foreclosed assets
Real Estate:
Commercial:
Land		$1,209

Total foreclosed assets		$1,209

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The Company had no assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 inputs at June 30, 2012 or December 31, 2011.

Impaired loan servicing rights, which are carried at fair value, were $1, which was made up of the amortized cost of $2, net of a valuation allowance of $1 at June 30, 2012. At December 31, 2011, impaired loan servicing rights, which are carried at fair value, were $9, which was made up of the amortized cost of $11, net of a valuation allowance of $2. There was a $1 charge against earnings with respect to servicing rights for the three months ended June 30, 2012, and a $1 increase in earnings for the six months ended June 30, 2012. There was a $1 increase in earnings with respect to servicing rights for the three months ended June 30, 2011, and a $3 increase in earnings for the six months ended June 30, 2011.

Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $8,836, and a fair value of $6,528, with no valuation allowance at June 30, 2012. Impaired collateral dependent loans were written down to the fair value of collateral during the three and six months ended June 30, 2012, and there were no specific valuation allowances on these loans. The amount of charge-offs on these loans totaled $401 and $1,266, respectively for the three and six months ended June 30, 2012. Impaired loans carried at the fair value of collateral had an unpaid principal balance of $10,069 and a fair value of $6,809, with no valuation allowance at December 31, 2011. There was a $1,593 reduction in the valuation allowance for the three months ended June 30, 2011, and a $1,558 reduction in the valuation allowance for the six months ended June 30, 2011.

Foreclosed assets which are carried at fair value less costs to sell, were carried at $2,242, which was made up of the outstanding balance of $3,381, net of a valuation allowance of $1,139 at June 30, 2012. There was a $182 charge against earnings with respect to foreclosed assets for both the three and six months ended June 30, 2012. Foreclosed assets which are carried at fair value less costs to sell, were carried at $1,209, which was made up of the outstanding balance of $2,348, net of a valuation allowance of $1,139 at December 31, 2011. There was a $1,139 charge against earnings with respect to foreclosed assets for both the three and six months ended June 30, 2011.

During the six months ended June 30, 2012, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial	$132	Income approach	Adjustment for differences in net operating income expectations	-10.0%
Commercial real estate:
Multi-family residential	3,943	Comparable sales approach	Adjustment for differences between the comparable sales transactions	-39.0% to -27.1% (-32.7%)
Commercial:
Non-owner occupied	1,882	Comparable sales approach	Adjustment for differences between the comparable sales transactions	-9.7% to 16.7% (3.2%)

Owner occupied	409	Comparable sales approach	Adjustment for differences between the comparable sales transactions	-6.3%

Land	162	Income approach	Adjustment for differences in land contract cash flow expectations	0.0%
		Comparable sales approach	Adjustment for differences between the comparable sales transactions	8.1%
Foreclosed assets:
Real-estate
Single-family	48	Market approach	See note (1)	0.0%

Commercial:
Non-owner occupied	985	Market approach	See note (1)	0.0%
Land	1,209	Comparable sales approach	Adjustment for differences between the comparable sales transactions	-31.7%

Note (1)—The market approach reflects values represented by sales contracts related to these foreclosed assets. The actual sales had not closed as of June 30, 2012.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2012 or December 31, 2011.

As of June 30, 2012 and December 31, 2011, the aggregate fair value, contractual balance (including accrued interest) and gain or loss was as follows:

	June 30, 2012	December 31, 2011
Aggregate fair value	$1,573	$1,210
Contractual balance	1,555	1,196
Gain	18	14

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2012 and 2011 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income	$7	$7	$19	$18
Change in fair value	13	—	4	(12)

Total change in fair value	$20	$7	$23	$6

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 were as follows:

	Fair Value Measurements at June 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$55,209	$55,209	$—	$—	$55,209
Interest-bearing deposits in other financial institutions	1,984	1,984		—	1,984
Securities available for sale	17,312	—	17,312	—	17,312
Loans held for sale	1,573	—	1,573	—	1,573
Loans, net	132,352	—	—	136,132	136,132
FHLB stock	1,942	—	—	—	n/a
Accrued interest receivable	83	14	69	—	83
Yield maintenance provisions (embedded derivatives)	1,055	—	1,055	—	1,055
Interest rate lock commitments	40	—	40	—	40

Financial liabilities
Deposits	$(198,352)	$(80,407)	$(119,849)	$—	$(200,256)
FHLB advances	(10,000)	—	(10,442)	—	(10,442)
Subordinated debentures	(5,155)	—	(2,861)	—	(2,861)
Accrued interest payable	(388)	—	(388)	—	(388)
Interest-rate swaps	(1,055)	—	(1,055)	—	(1,055)

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest bearing checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 7 – FHLB ADVANCES

Advances from the FHLB were as follows:

	Rate	June 30, 2012	December 31, 2011
Fixed-rate advances:
Maturing:
April 2012	2.30%	$—	$5,000
June 2012	2.05%	—	742
January 2014	3.12%	5,000	5,000
May 2014	3.06%	5,000	5,000

Total		$10,000	$15,742

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The advances were collateralized as follows:

	June 30, 2012	December 31, 2011
Single-family mortgage loans	$9,504	$11,141
Multi-family mortgage loans	5,839	4,222
Commercial real estate loans	1,272	3,384
Securities	5,994	9,336
Cash	3,300	800

Total	$25,909	$28,883

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $18,378 from the FHLB at June 30, 2012. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of one year. CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days in November 2011 and 30 days in April 2012.

Payment information

Payments due during the twelve months ended:
June 30, 2014	$10,000

Total	$10,000

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 8 – OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (FRB) at June 30, 2012 or at December 31, 2011.

Assets pledged as collateral with the FRB were as follows:

	June 30, 2012	December 31, 2011
Commercial loans	$5,146	$6,559
Commercial real estate loans	18,858	21,007

	$24,004	$27,566

Based on the collateral pledged, CFBank was eligible to borrow up to $13,950 from the FRB at June 30, 2012. In April 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 basis points higher.

CFBank had a $1.0 million line of credit with a commercial bank at both June 30, 2012 and at December 31, 2011. There was no outstanding balance on this line of credit at June 30, 2012 or December 31, 2011. Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.

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

The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 30, 2033. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture. There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly payment due on December 31, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $302 at June 30, 2012 and $210 at December 31, 2011.

The trust preferred securities and subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.32% at June 30, 2012 and 3.43% at December 31, 2011.

Pursuant to the Holding Company Order, as defined in Note 2 – Going Concern Considerations and Management’s Plans, the Holding Company may not, directly or indirectly, incur, issue, renew, roll over, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be issued. Total compensation cost that was charged against income for those Plans totaled $4 and $10, respectively, for the three and six months ended June 30, 2012, and $12 and $25, respectively, for the three and six months ended June 30, 2011.

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

There were no options granted during the three and six months ended June 30, 2012, or during the three months ended June 30, 2011. The fair value of the options granted during the six months ended June 30, 2011 was determined using the following weighted-average assumptions as of the grant dates.

Six months ended June 30, 2011
Risk-free interest rate	2.98%
Expected term (years)	7
Expected stock price volatility	46%
Dividend yield	1.41%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION (continued)

A summary of stock option activity in the Plans for the six months ended June 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	43,298	$24.87
Granted	—	—
Exercised	—	—
Expired	—	—
Cancelled or Forfeited	(1,182)	5.10

Outstanding at end of period	42,116	$25.42	5.8	$—

Expected to vest	9,080	$4.39	8.4	$—

Exercisable at end of period	33,036	$31.20	5.1	$—

During the six months ended June 30, 2012, there were 1,182 stock options canceled or forfeited. Previously recognized expense associated with nonvested forfeited shares is reversed.

Information related to the Plans during the three and six months ended June 30, 2012 and 2011 follows. There were no stock options exercised during the three or six months ended June 30, 2012 or the three months ended June 30, 2011.

Six months ended June 30, 2011
Weighted average fair value of options granted	$3.75

As of June 30, 2012, there was $4 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.1 years. Substantially all of the 9,080 nonvested stock options at June 30, 2012 are expected to vest.

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to three years. There were 232,798 shares available to be issued, net of option awards under the Plans at June 30, 2012. There were no shares issued during the three or six months ended June 30, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION (continued)

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2012 follows:

Nonvested Shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	4,800	$6.88
Granted	—	—
Vested	(2,000)	7.25
Forfeited	—	—

Nonvested at June 30, 2012	2,800	$6.61

As of June 30, 2012, there was $6 of total unrecognized compensation cost related to nonvested shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.0 year. The total fair value of shares vested during the three and six months ended June 30, 2012 was $3 and $3, respectively. The total fair value of shares vested during the three and six months ended June 30, 2011 was $8 and $12, respectively.

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

The Preferred Stock has preference over the Company’s common stock with respect to the payment of dividends and distribution of the Company’s assets in the event of a liquidation or dissolution. Except in certain circumstances, the holders of Preferred Stock have no voting rights. If any quarterly dividend payable on the Preferred Stock is in arrears for six or more quarterly dividend periods (whether consecutive or not), the holders will be entitled to vote for the election of two additional directors. No notification of action by the holders regarding the election of additional directors was received as of June 30, 2012. These voting rights terminate when the Company has paid the dividends in full.

The Holding Company’s Board of Directors elected to defer the dividends beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. As of June 30, 2012, seven quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $661 at June 30, 2012 and $466 at December 31, 2011. Although deferred, the dividends have been accrued with an offsetting charge to accumulated deficit.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 11 – PREFERRED STOCK (continued)

On June 6, 2012, the Company announced that the Treasury had agreed that if the Company raises $22.5 million, the maximum of the offering range, in its restructured registered common stock offering, it will allow the Company to redeem the Preferred Stock and warrant and forgive all accrued but unpaid dividends on the Preferred Stock (together, the “TARP Securities”) for a total of $3.0 million, resulting in a discount of approximately $5.0 million. No redemption of the TARP Securities will occur if less than $22.5 million is raised in the stock offering. On July 13, 2012, the Company received regulatory approval of the agreement with Treasury from the Federal Reserve Bank of Cleveland. Redemption of the TARP Securities will also require regulatory approval from the OCC.

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

See Note 11 – Preferred Stock for a discussion of the agreement with Treasury for redemption of the TARP Securities, including redemption of the common stock warrant.

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

Actual and required capital amounts and ratios of CFBank are presented below:

			For Capital		To Be Well Capitalized Under Prompt Corrective		Required By Terms Of
	Actual		Adequacy Purposes		Action Regulations		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital to risk weighted assets	$13,958	10.42%	$10,718	8.00%	$13,398	10.00%	$16,078	12.00%

Tier 1 (Core) Capital to risk weighted assets	12,237	9.13%	5,359	4.00%	8,039	6.00%	N/A	N/A

Tier 1 (Core) Capital to adjusted total assets	12,237	5.47%	8,948	4.00%	11,185	5.00%	17,895	8.00%

Tangible Capital to adjusted total assets	12,237	5.47%	3,355	1.50%	N/A	N/A	N/A	N/A

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

The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets, which it did not meet at September 30, 2011, December 31, 2011 or June 30, 2012. CFBank will not be considered well-capitalized as long as it is subject to individual minimum capital requirements. See Note 2 – Going Concern Considerations and Management’s Plans for additional information regarding the CFBank Order.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter. Management believes that this test has been met at June 30, 2012.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 14 – DERIVATIVE INSTRUMENTS

Interest-rate swaps

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $7,851 at June 30, 2012 and $7,949 at December 31, 2011.

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

Contingent Features: The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At June 30, 2012, CFBank had pledged $1,770 in securities as collateral for these derivatives. Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status due to the CFBank Order. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank’s capital is less than required for well-capitalized status. If the counterparty elected to request payment, CFBank would be required to remit $1,055 based on the June 30, 2012 valuation of the interest-rate swaps. The yield maintenance provisions may not be unwound to offset the repayment of the interest-rate swaps, as they may only be invoked in the event of prepayment of the borrowers’ loans. Should market interest rates decrease from June 30, 2012 levels, the payment may increase in the event the swaps are called. In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers’ prepaying the loans, as of June 30, 2012 would incur a net $1,055 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Summary information about the derivative instruments is as follows:

	June 30, 2012	December 31, 2011
Notional amount	$7,851	$7,949
Weighted average pay rate on interest-rate swaps	3.86%	3.86%
Weighted average receive rate on interest-rate swaps	0.31%	0.35%
Weighted average maturity (years)	5.1	5.6
Fair value of interest-rate swaps	$(1,055)	$(999)
Fair value of yield maintenance provisions	1,055	999

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 14 – DERIVATIVE INSTRUMENTS (continued)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations. There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three or six months ended June 30, 2012 or 2011.

NOTE 15 – CONTINGENT LIABILITIES

CFBank participates in a multi-employer contributory trusteed pension plan. On August 10, 2011, CFBank was notified by the trustees of the plan that, due to CFBank’s financial performance and the CFBank Order, it was required make a contribution or provide a letter of credit in the amount of the funding shortfall plus estimated cost of annuitization of benefits in the plan, which was determined to be $579. CFBank obtained a letter of credit from the FHLB for this amount. The cost of obtaining the letter of credit was $1. On July 25, 2012, CFBank was notified by the trustees of the plan that, due to an increase in the funding shortfall and an amendment to the plan’s regulations for the amount of the contribution or letter of credit, it was required to make a contribution or provide a letter of credit in the amount of $908. CFBank intends to provide a letter of credit for $908. CFBank may be required to make additional contributions or provide additional amounts via an expanded letter of credit if the funding shortfall increases in the future. If CFBank’s financial condition should worsen in the future, the trustee may execute the letter of credit, resulting in a charge to CFBank.

NOTE 16 – FEDERAL INCOME TAX

The Company recorded a valuation allowance against deferred tax assets at June 30, 2012 and December 31, 2011, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Holding Company follows:

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$247	$560
Investment in banking subsidiary	12,572	13,827
Investment in and advances to other subsidiaries	1,214	1,212
Other assets	469	264

Total assets	$14,502	$15,863

Liabilities and Equity
Subordinated debentures	$5,155	$5,155
Accrued expenses and other liabilities	1,065	764
Stockholders’ equity	8,282	9,944

Total liabilities and stockholders’ equity	$14,502	$15,863

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest expense	$45	$42	$92	$83
Other expense	(16)	187	135	402

Loss before undistributed subsidiaries’ operations	(29)	(229)	(227)	(485)
Effect of subsidiaries’ operations	(655)	(1,688)	(1,196)	(3,146)

Net loss	$(684)	$(1,917)	$(1,423)	$(3,631)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(1,423)	$(3,631)
Adjustments:
Effect of subsidiaries’ operations	1,196	3,146
Change in other assets and other liabilities	(85)	(45)

Net cash used by operating activities	(312)	(530)

Cash flows from investing activities
Investments in other subsidiaries	(1)	525

Net cash from (used by) investing activities	(1)	525

Net change in cash and cash equivalents	(313)	(5)

Beginning cash and cash equivalents	560	745

Ending cash and cash equivalents	$247	$740

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

If CFBank is unable to pay dividends, the Holding Company may not have sufficient funds to be able to pay its obligations, which would have a material adverse impact on our financial condition and could result in the Holding Company becoming insolvent without the addition of new capital. See Note 2– Going Concern Considerations and Management’s Plans for additional information regarding regulatory matters and Holding Company liquidity.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

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

•

results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its ALLL or write-down assets;

•	our ability to meet the requirements of the Orders, as defined below, under the section captioned “Cease and Desist Orders”;

•	our likely inability to generate profits in the future without additional capital;

•	uncertainty related to our ability to continue to receive limited waivers from the FDIC allowing us to roll over or renew reciprocal CDARS deposits;

•	uncertainty related to the ability of the counterparty to call our interest-rate swaps;

•	uncertainty related to the sufficiency of available cash at the Holding Company;

•

uncertainties arising from the Holding Company’s participation in the TARP Capital Purchase Program, including the impact on employee recruitment and retention and other business and practices, and uncertainties concerning the potential redemption by the Holding Company of Preferred Stock issued to the Treasury under the program, including the timing of, regulatory approvals for, and conditions placed upon, any such redemption;

•	changes in tax laws, rules and regulations;

•	various monetary and fiscal policies and regulations, including those determined by the FED, the FDIC and the OCC;

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;

•	our ability to grow our core businesses;

•	technological factors which may affect our operations, pricing, products and services;

•	unanticipated litigation, claims or assessments; and

•	management’s ability to manage these and other risks.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our filings with the SEC, including our Form 10-K filed for 2011, detail other risks, all of which are difficult to predict and many of which are beyond our control.

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

Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio. We originate commercial and residential real estate loans and business loans primarily throughout Ohio. Lending activities are conducted through our offices. Most of our deposits and loans come from our market area. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend upon economic conditions in Ohio. Adverse economic conditions in Ohio have adversely affected and continue to adversely affect the ability of our customers to repay their loans as well as our financial condition and results of operations. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, international disorders, terrorism and other factors beyond our control may adversely affect our profitability. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies. This sustained period of increased payment delinquencies, foreclosures and losses caused by adverse market and economic conditions in Ohio have adversely affected and continue to adversely affect the value of our assets, revenues, results of operations and financial condition. Moreover, we cannot give any assurance we will benefit from any market growth or favorable economic conditions in our primary market areas if they do occur. Unless we are successful in raising additional capital, it is likely we will be subject to additional regulatory restrictions, which could ultimately result in our being instructed to seek a merger partner, liquidate CFBank or be placed into receivership.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

On July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency. Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing, and, when appropriate, submitting comments to the SEC and FASB with respect to existing or proposed accounting principles, standards or procedures. Further, the Dodd-Frank Act retained the thrift charter and merged the OTS, the former regulator of CFBank, into the OCC. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until full implementation is completed, but the possibility of significant additional compliance costs exists, and the Dodd-Frank Act consequently may have a material adverse impact on our operations.

The significant volatility and disruption in capital, credit and financial markets which began in 2008 continued to have a detrimental effect on our national and local economies into 2012. These effects have included lower real estate values; tightened availability of credit; increased loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; decreased consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions could include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; increases in the number of foreclosed assets; declines in the value of our foreclosed assets due to the impact of these conditions on property values; increases in our cost of funds due to increased competition and aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock. Without significant additional capital, it is unlikely that we will be able to return to profitability, which could ultimately result in our being instructed to seek a merger partner, liquidate CFBank or be placed into receivership.

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

The Company announced a registered common stock offering of up to $30.0 million, on August 9, 2011. This offering was suspended and restructured. The terms of the restructured offering are a registered common stock offering consisting of an $18.0 million rights offering and a $4.5 million offering to a group of standby purchasers, as well as a public offering of any unsold shares. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the restructured registered common stock offering.

Although we did not comply with the higher capital ratio requirements contained in the Orders by the September 30, 2011 required date, based on informal discussions with our regulators and due to the pendency of the stock offering, management does not expect that any additional material restrictions or penalties will be imposed by regulators as a result of not complying with the September 30, 2011 deadline, assuming we are able to raise sufficient capital in the stock offering within a reasonable period of time. We have taken such actions as we believe are necessary to comply with the requirements of the Orders which are currently effective, and we are continuing to work toward compliance with the provisions of the Orders having future compliance dates. Failure to comply with the Orders could result in the initiation of further regulatory enforcement action against us, including the imposition of further operating restrictions. Regulators could also instruct us to seek a merger partner, liquidate CFBank or be placed into receivership.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The significant directives contained in the Orders, including higher capital requirements, requirements to reduce the level of our criticized and classified assets, growth and operating restrictions, restrictions on brokered deposits and restrictions on dividend payments may impede our ability to operate our business and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business and could negatively impact the scope and flexibility of our business activities. Certain provisions of the Orders that could have a material negative impact on the financial condition and operating results of CFBank and the Holding Company are as follows:

1.	Because the CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, CFBank is no longer considered well-capitalized under the prompt corrective action regulations and is deemed adequately capitalized so long as it maintains at least 4% core capital, 4% tier 1 risk-based capital and 8% total risk-based capital. At June 30, 2012, CFBank had 5.47% core capital, 9.13% tier 1 risk-based capital and 10.42% total risk-based capital. If CFBank’s capital falls below the levels to be considered adequately capitalized, it may be subject to substantially greater regulatory scrutiny, including the imposition of additional restrictions on our operations.

2.	The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering significant losses. As a result of the current level of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, it is unlikely CFBank will be able to pay dividends to the Holding Company. If CFBank is unable to pay dividends, the Holding Company may not have sufficient funds to be able to pay its obligations, which would have a material adverse impact on our financial condition and could result in the Holding Company becoming insolvent without the addition of new capital.

3.	Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval and is subject to market rate limitations published by the FDIC when offering deposits to the general public. See the section titled “Financial Condition—Deposits” and the section titled “Liquidity and Capital Resources” for additional information regarding these regulatory restrictions.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General. Assets totaled $225.6 million at June 30, 2012 and decreased $25.3 million, or 10.1%, from $250.9 million at December 31, 2011. The decrease was primarily due to an $18.8 million decrease in net loan balances and a $6.3 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $55.2 million at June 30, 2012 and decreased $6.3 million, or 10.1%, from $61.4 million at December 31, 2011. The decrease in cash and cash equivalents was primarily due to funding deposit withdrawals and repayment of matured FHLB borrowings in the current year period, partially offset by funds provided by a decrease in net loan balances.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The sustained high level of cash and cash equivalents was a result of management’s decision to build liquidity, prior to receipt of the CFBank Order in May 2011, to deal with potential regulatory restrictions, including those on brokered deposits, potential retail deposit outflows and potential decreased borrowing capacity from the FHLB and FRB. The high level of liquidity had a negative impact on net interest margin because the yield on cash and cash equivalents is significantly less than the yield on securities and loans.

Securities. Securities available for sale totaled $17.3 million at June 30, 2012 and decreased $1.2 million, or 6.5%, compared to $18.5 million at December 31, 2011. The decrease was due to sales, maturities and repayments in excess of purchases during the current year period.

Loans. Net loans totaled $132.4 million at June 30, 2012 and decreased $18.8 million, or 12.4%, from $151.2 million at December 31, 2011. The decrease was primarily due to lower commercial, multi-family residential and commercial real estate loan balances and to a lesser extent, lower single-family residential and consumer loan balances. Beginning in June 2010 and continuing in 2012, management slowed new lending to increase capital ratios and, since receipt of the CFBank Order, to comply with lending restrictions. Commercial, multi-family residential and commercial real estate loans decreased $17.6 million, or 14.3%, and totaled $105.3 million at June 30, 2012. Commercial loans decreased by $5.4 million, or 20.8%, due to principal repayments and payoffs. Multi-family residential loans decreased by $4.1 million, or 15.1%, due to principal repayments and payoffs and $434,000 in charge-offs related to one borrower. Commercial real estate loan balances decreased $8.1 million, or 11.6%, due to principal repayments and payoffs and $904,000 in charge-offs related to eight borrowers. Single-family residential mortgage loans totaled $17.7 million at June 30, 2012 and decreased $504,000, or 2.8%, from $18.2 million at December 31, 2011. The decrease in mortgage loans was due to current period principal repayments and payoffs in excess of loans originated for portfolio. Consumer loans totaled $14.8 million at June 30, 2012 and decreased $1.3 million, or 8.5%, from $16.1 million at December 31, 2011, primarily due to repayments of home equity lines of credit.

Allowance for loan losses (ALLL). The ALLL totaled $5.4 million at June 30, 2012 and decreased $676,000, or 11.1%, from $6.1 million at December 31, 2011. The decrease in the ALLL was due to a 12.4% decrease in overall loan balances, the charge-off of certain nonperforming loans, a 37.9% decrease in nonperforming loans, an 11.3% decrease in past due loans and a 21.4% decrease in criticized and classified loans during the six months ended June 30, 2012. The ratio of the ALLL to total loans was 3.94% at June 30, 2012, compared to 3.89% at December 31, 2011.

The ALLL for the commercial loan segment of the loan portfolio totaled $1.4 million at June 30, 2012 and decreased $895,000, or 39.2%, from $2.3 million at December 31, 2011. The decrease in the ALLL for this segment of the portfolio was due to a 25.1% decrease in criticized and classified commercial loans, a 10.4% decrease in overall commercial loan balances during the six months ended June 30, 2012 and a 118.1% decrease in net charge-offs of commercial loans during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans of all classes within the commercial, commercial real estate and multi-family residential loan segments, regardless of size, and loans of all other classes over $500,000 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. If a loan is impaired, a portion of the ALLL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and are classified as impaired. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding the ALLL.

Individually impaired loans totaled $10.8 million at June 30, 2012 and decreased $1.3 million, or 11.1%, from $12.1 million at December 31, 2011. The decrease was due to $2.1 million in payoffs of impaired loans and $743,000 in loan charge-offs, partially offset by loans that became impaired during the six months ended June 30, 2012. The amount of the ALLL specifically allocated to individually impaired loans totaled $915,000 at June 30, 2012 and $897,000 at December 31, 2011.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $3.1 million, or 37.9%, and totaled $5.2 million at June 30, 2012, compared to $8.3 million at December 31, 2011. The decrease in nonperforming loans was due to loan payments and proceeds from the sale of underlying collateral of various loans, and, to a lesser extent, $666,000 in loan charge-offs, partially offset by $1.5 million in additional loans that became nonperforming during the six months ended June 30, 2012. The $3.0 million decrease in nonperforming multi-family residential real estate loans was primarily due to a loan which became performing during the six months ended June 30, 2012, where the borrower had established a sustained period of repayment performance, the loan is current and repayment of the remaining contractual payments is expected. The $1.5 million in loans that became nonperforming during the six months ended June 30, 2012 were primarily related to four commercial real estate loans which totaled $1.2 million at June 30, 2012, and one commercial loan that totaled $132,000 at June 30, 2012. The ratio of nonperforming loans to total loans improved to 3.74% at June 30, 2012, compared to 5.28% at December 31, 2011. The following table presents information regarding the number and balance of nonperforming loans at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Number of loans	Balance	Number of loans	Balance
	(Dollars in thousands)		(Dollars in thousands)
Commercial	1	$132	1	$47
Single-family residential real estate	9	551	11	736
Multi-family residential real estate	1	2,035	3	4,996
Commercial real estate	7	2,291	6	2,356
Home equity lines of credit	3	147	3	166

Total	21	$5,156	24	$8,301

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $540,000 at June 30, 2012 and $3.0 million at December 31, 2011. The decrease in TDRs included in nonaccrual loans was primarily due to loans which became performing during the current year period and repayments with proceeds from sales of collateral underlying the loans.

Nonaccrual loans at June 30, 2012 and December 31, 2011 do not include $6.3 million and $4.6 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

PART 1. Item 2

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

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. The levels of criticized and classified loans decreased during the six months ended June 30, 2012. Loans designated as special mention decreased $203,000, or 1.3%, and totaled $16.0 million at June 30, 2012, compared to $16.2 million at December 31, 2011. Loans classified as substandard decreased $8.3 million, or 33.2%, and totaled $16.8 million at June 30, 2012, compared to $25.1 million at December 31, 2011. No loans were classified as doubtful at June 30, 2012, compared to $407,000 at December 31, 2011. The decrease in criticized and classified loans was due to principal repayments and payoffs, charge-offs and, to a lesser extent, risk classification improvements during the six months ended June 30, 2012. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding risk classification of loans.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total past due loans decreased $626,000, or 11.3%, and totaled $4.9 million at June 30, 2012, compared to $5.6 million at December 31, 2011. Past due loans totaled 3.58% of the loan portfolio at June 30, 2012, compared to 3.53% at December 31, 2011. The decrease in the balance of past due loans was primarily due to lower delinquencies in the multi-family residential and single-family residential loan segments, partially offset by an increase in delinquencies in the commercial, commercial real estate and consumer loan segments. The increase in the delinquency rate is primarily related to a 12.4% decrease in overall loan balances. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding loan delinquencies.

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

Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $1.6 million, or 8.0% of the commercial loan portfolio, at June 30, 2012. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At June 30, 2012, none of the unsecured loans was 30 days or more delinquent.

One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the ALLL determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or other valuation methods, including BPOs, were used to estimate declines in value for consideration in determining the ALLL. Within the real estate loan portfolio, in the aggregate, including single-family, multi-family and commercial real estate, approximately 86% of the portfolio had loan-to-value ratios of 85% or less, generally at origination. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at June 30, 2012; however, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family residential real estate, may expose the Company to additional losses.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $11.0 million, or 53.2% of the commercial portfolio at June 30, 2012. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank. Interest only home equity lines of credit totaled $11.7 million, or 78.4% of total home equity lines of credit at June 30, 2012.

Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, CFBank purchased home equity lines of credit collateralized by properties located throughout the U. S., including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The outstanding principal balance of the purchased home equity lines of credit totaled $2.4 million at June 30, 2012, and $1.2 million, or 51.8%, of the balance is collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to approximately 53% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. There were fifteen loans with an aggregate principal balance outstanding of $1.2 million at June 30, 2012, where the loan balance exceeded the collateral value, generally determined using automated valuation methods, by an aggregate amount of $725,000. None of these loans was greater than 90 days delinquent or on nonaccrual status at June 30, 2012. Although the depressed state of the housing market and general economy has continued, there were no write-offs during the six months ended June 30, 2012, or 2011. We continue to monitor collateral values and borrower FICO® scores and, when the individual loan situation warrants, have frozen the lines of credit.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2012; however, future additions to the ALLL may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $2.3 million at June 30, 2012, and decreased $25,000, or 1.1% compared to $2.4 million at December 30, 2011. The decrease in foreclosed assets was due to the addition of three properties totaling $157,000 since December 31, 2011, partially offset by a $182,000 charge to foreclosed assets expense in June 2012 to reflect the fair value of various properties based on sales contracts.

Foreclosed assets at both June 30, 2012 and December 31, 2011 included $1.2 million related to approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. This property was acquired through foreclosure due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan. A $982,000 charge-off was recorded when the property was foreclosed in April 2010. During 2011, an updated appraisal was performed on this property evidencing a further decline in value, which resulted in a charge to foreclosed assets expense of $1.1 million during the second quarter of 2011. Although the property is listed for sale, current economic conditions negatively impact the market for undeveloped land, and sale of this property in the near future is unlikely.

Foreclosed assets at both June 30, 2012 and December 31, 2011 also included $808,000 and $967,000, respectively, related to a commercial building near Cleveland, Ohio that is currently 100% occupied and providing sufficient cash flow to cover operating expenses. A $201,000 charge-off was also recorded when the property was foreclosed in November 2010. CFBank owns a participating interest in this property, and the lead bank is currently managing the building operations, including sale of the property. The property is currently under contract with a buyer and the sale is expected to be completed in the 3rd quarter of 2012. A $159,000 charge to foreclosed assets expense was recorded in June 2012 to reflect the fair value of this property based on the sales contract.

Foreclosed assets at June 30, 2012 and December 31, 2011 also included $177,000 and $194,000, respectively, related to a condominium in Akron, Ohio that is currently vacant. A $48,000 charge-off was recorded when the property was foreclosed in October 2010. The property is currently under contract with a buyer and the sale is expected to be completed in the 3rd quarter of 2012. A $17,000 charge to foreclosed assets expense was recorded in June 2012 to reflect the fair value of this property based on the sales contract.

Foreclosed assets at June 30, 2012 also included $41,000 related to a commercial building located in Belmont, Mississippi that is currently vacant and listed for sale. A $21,000 charge-off was recorded when the property was foreclosed in June 2012.

Foreclosed assets at June 30, 2012 also included $62,000 related to a commercial condominium located in Stow, Ohio that is currently vacant and listed for sale. No charge-off was recorded when the property was foreclosed in April 2012.

Foreclosed assets at June 30, 2012 also included $48,000 related to a single-family residential property located in Cuyahoga Falls, Ohio that is currently vacant. A $35,000 charge-off was recorded on the property in December 2011, and no additional charge-off was recorded when the property was foreclosed in March 2012. The property is currently under contract with a buyer and the sale is expected to be completed in the 3rd quarter of 2012. A $6,000 charge to foreclosed assets expense was recorded in June 2012 to reflect the fair value of this property based on the sales contract.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The level of foreclosed assets may increase in the future as we continue our workout efforts related to nonperforming and other loans with credit issues.

Deposits. Deposits totaled $198.4 million at June 30, 2012 and decreased $18.7 million, or 8.6%, from $217.0 million at December 31, 2011. The decrease was primarily due to a $17.0 million decrease in certificate of deposit accounts. Certificate of deposit account balances totaled $117.9 million at June 30, 2012 and decreased $17.0 million, or 12.6%, from $135.0 million at December 31, 2011. The decrease was due to a $10.6 million decrease in brokered deposits, as discussed more fully below, and a $6.4 million decrease in retail deposit accounts. Retail certificate of deposit account balances decreased primarily due to customers seeking higher yields than management was willing to offer on these funds.

CFBank is a participant in the CDARS program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. CDARS balances are considered brokered deposits by regulation. Brokered deposits, including CDARS balances, totaled $43.3 million at June 30, 2012, and decreased $10.6 million, or 19.6%, from $53.9 million at December 31, 2011. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.

Customer balances in the CDARS program totaled $8.5 million at June 30, 2012 and decreased $3.5 million, or 28.8%, from $12.0 million at December 31, 2011. Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances. Customer balances in the CDARS program have decreased $15.8 million since May 2011 as a result of this prohibition. Customer balances in the CDARS program represented 19.7% of total brokered deposits at June 30, 2012 and 22.3% of total brokered deposits at December 31, 2011. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012 and a current limited waiver which expires on September 14, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between June 17, 2012 and September 14, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

Long-term FHLB advances. Long-term FHLB advances totaled $10.0 million at June 30, 2012 and decreased $5.7 million, or 36.5%, from $15.7 million at December 31, 2011. The decrease was due to the repayment of advances that matured during the period. In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days. See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.

Subordinated debentures. Subordinated debentures totaled $5.2 million at both June 30, 2012 and December 31, 2011. These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company. The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company. Cumulative deferred interest payments totaled $302,000 at June 30, 2012 and $210,000 at December 31, 2011. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, roll over, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.

Stockholders’ equity. Stockholders’ equity totaled $8.3 million at June 30, 2012 and decreased $1.7 million, or 16.7%, from $9.9 million at December 31, 2011. The decrease was primarily due to the $1.4 million net loss, $221,000 in preferred stock dividends accrued but not paid and accretion of discount on preferred stock related to the TARP Capital Purchase Program, and a $55,000 decrease in unrealized gains in the securities portfolio.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Holding Company is a participant in the TARP Capital Purchase Program and issued $7.2 million of preferred stock to Treasury on December 5, 2008. In connection with the issuance of the preferred stock, the Holding Company also issued to Treasury a warrant to purchase 67,314 shares of the Company’s common stock at an exercise price of $16.10 per share. See Notes 11 and 12 to the consolidated financial statements included in this quarterly report for additional information regarding the Preferred Stock and warrant. The Holding Company’s Board of Directors elected to defer dividend payments on the Preferred Stock beginning with the dividend payable on November 15, 2010 in order to preserve cash at the Holding Company. At June 30, 2012, seven quarterly dividend payments had been deferred. Cumulative deferred dividends totaled $661,000 at June 30, 2012 and $466,000 at December 31, 2011. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or its common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. See the section titled “Liquidity and Capital Resources” for additional information regarding Holding Company liquidity.

With the capital provided by the TARP Capital Purchase Program, we have continued to make financing available to businesses and consumers in our market areas. Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through June 30, 2012, we have originated or renewed $268.9 million in loans.

The Company announced the terms of a registered common stock offering of up to $30.0 million on August 9, 2011. This offering was suspended and restructured. The Company modified the terms of the offering and filed post-effective amendments to its registration statement with the SEC, which was declared effective on June 14, 2012. The terms of the restructured offering are a registered common stock offering consisting of an $18.0 million rights offering and a $4.5 million offering to a group of standby purchasers, as well as a public offering of any unsold shares. The standby purchasers have conditioned their purchase of shares of common stock upon the receipt by the Company of at least $13.5 million in net proceeds from the rights offering and the public offering.

On June 6, 2012, the Company announced that the Treasury had agreed that if the Company raises $22.5 million, the maximum of the offering range, in its restructured registered common stock offering, it will allow the Company to redeem the Preferred Stock and warrant and forgive all accrued but unpaid dividends on the Preferred Stock (together, the “TARP Securities”) for a total of $3.0 million, resulting in a discount of approximately $5.0 million. No redemption of the TARP Securities will occur if less than $22.5 million is raised in the stock offering. On July 13, 2012, the Company received regulatory approval of the agreement with Treasury from the Federal Reserve Bank of Cleveland. Redemption of the TARP Securities will also require regulatory approval from the OCC.

As of June 30, 2012, the Company had incurred and paid $1.2 million in costs related to the registered common stock offering that are included in other assets in the consolidated balance sheet. Costs related to the registered common stock offering incurred and paid by the Holding Company totaled $452,000 and those incurred and paid by CFBank totaled $768,000 as of June 30, 2012. The Company expects to incur additional costs prior to completion of the restructured stock offering. In the event the restructured registered common stock offering is not successful, these costs will be charged against current operations and will have a negative impact on earnings.

The Company has been unprofitable for over the past three years and, unless additional capital is infused into the Holding Company and CFBank, it is unlikely that we will be able to generate profits in the future. This would cause our capital levels to continue to erode. If that happens, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner, liquidate CFBank or be placed into receivership.

See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the restructured registered common stock offering.

Comparison of the Results of Operations for the Three Months Ended June 30, 2012 and 2011

General. Net loss totaled $684,000, or $(.96) per diluted common share, for the quarter ended June 30, 2012, compared to a net loss of $1.9 million, or $(2.45) per diluted common share, for the quarter ended June 30, 2011. The $1.2 million, or 64.3%, decrease in the net loss for the three months ended June 30, 2012 was primarily due to a $232,000 decrease in the provision for loan losses, a $1.2 million decrease in noninterest expense, and a $198,000 increase in noninterest income, partially offset by a $429,000 decrease in net interest income compared to the three months ended June 30, 2011.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $232,000 decrease in the provision for loan losses during the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. The decrease in the provision for loan losses was due to a decrease in nonperforming loans, criticized and classified loans, past due loans and overall loan portfolio balances compared to the prior year quarter.

The $1.2 million decrease in noninterest expense was primarily due to an $80,000 decrease in salaries and employee benefits due to lower staffing levels compared to the prior year quarter; a $59,000 decrease in professional fees due to lower loan-related legal expense and legal expense related to regulatory compliance issues; a $964,000 decrease in foreclosed assets expense due to a $1.1 million charge related to a commercial real estate property held in foreclosed assets in the prior year period, compared to $182,000 in the current year quarter; and a $42,000 decrease in depreciation due to certain assets being fully depreciated at December 31, 2011.

The $198,000 increase in noninterest income was primarily due to a $68,000 increase in net gains on sales of loans compared to the prior year quarter, and $143,000 in net gains on sales of securities in the current year quarter. There were no sales of securities in the prior year quarter.

The $429,000 decrease in net interest income was due to a 14 basis point (bp) decrease in net interest margin from 2.44% in the June 2011quarter to 2.30% in the June 2012 quarter. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The sustained high level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments, and a decrease in the average balance of loans outstanding negatively impacted net interest margin during the quarter ended June 30, 2012.

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

Net interest income totaled $1.2 million for the quarter ended June 30, 2012 and decreased $429,000, or 26.2%, compared to $1.6 million for the quarter ended June 30, 2011. The margin decreased 14 bp to 2.30% in the second quarter of 2012, compared to 2.44% in the second quarter of 2011. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 23 bp and the average cost of interest-bearing liabilities decreased 14 bp in the quarter ended June 30, 2012, compared to the quarter ended June 30, 2011. The average yield on interest-earning assets decreased due to a decrease in both average loan and securities balances, and a decrease in the average yield on these assets, and a decrease in average other earning asset balances. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year quarter.

Interest income. Interest income totaled $1.9 million and decreased $679,000, or 26.4%, for the quarter ended June 30, 2012, compared to $2.6 million for the quarter ended June 30, 2011. The decrease in interest income was primarily due to a decrease in interest income on loans.

Interest income on loans decreased $581,000, or 24.7%, to $1.8 million in the second quarter of 2012, from $2.4 million in the second quarter of 2011. The decrease in interest income on loans was due to a decrease in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $40.7 million, or 23.0%, to $136.0 million in the second quarter of 2012, from $176.7 million in the second quarter of 2011. The decrease in the average balance of loans was primarily due to principal repayments, loan payoffs and loan charge-offs. The average yield on loans decreased 12 bp to 5.20% in the second quarter of 2012, compared to 5.32% in the second quarter of 2011. The average yield on loans decreased due to a reduction in loan balances with rates higher than current market rates due to repayments, redeployment of funds from loan repayments into other assets and downward repricing on adjustable-rate loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest income on securities decreased $98,000, or 62.8%, to $58,000 in the second quarter of 2012, from $156,000 in the second quarter of 2011. The decrease in income on securities was due to a decrease in both the average balance and the average yield on securities. The average balance of securities decreased $8.8 million, or 34.3%, to $16.9 million in the second quarter of 2012, from $25.7 million in the second quarter of 2011. The decrease in the average balance of securities was due to sales, maturities and repayments in excess of purchases. The average yield on securities decreased 109 bp to 1.41% in the second quarter of 2012, from 2.50% in the second quarter of 2011. The decrease in the average yield on securities was due to repayments of higher-yielding securities and securities purchases at lower market interest rates since June 30, 2011.

Interest expense. Interest expense decreased $250,000, or 26.8%, to $683,000 for the second quarter of 2012, compared to $933,000 in the second quarter of 2011. The decrease in interest expense resulted from lower deposit costs and a decrease in the average balance of deposits and borrowings, partially offset by higher borrowing costs in the current year quarter.

Interest expense on deposits decreased $193,000, or 25.7%, to $557,000 in the second quarter of 2012, from $750,000 in the second quarter of 2011. The decrease in interest expense on deposits was due to both a decrease in the average cost of deposits and a decrease in average deposit balances. The average cost of deposits decreased 13 bp to 1.20% in the second quarter of 2012, from 1.33% in the second quarter of 2011, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances decreased $39.1 million, or 17.4%, to $185.7 million in the second quarter of 2012, from $224.8 million in the second quarter of 2011. The decrease in average deposit balances was primarily due to a decrease in money market and certificate of deposit account balances, partially offset by growth in savings and interest-bearing checking account balances. Management used certificate of deposit accounts, including brokered deposits, as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low market interest rates prior to receipt of the CFBank Order in May 2011. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits increased 5 bp to 1.79% at June 30, 2012, from 1.74% at June 30, 2011, due to the maturity of lower cost deposits since the same quarter last year, and was higher than the average cost of deposits in both periods. Average brokered deposit balances decreased $23.3 million, or 34.0%, to $45.1 million at June 30, 2012 from $68.4 million at June 30, 2011. The decrease in average brokered deposit balances was due to maturities after receipt of the CFBank Order that were not replaced due to the prohibition on acceptance and renewal of brokered deposits. See the section titled “Financial Condition—Deposits” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits.

Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $57,000, or 31.2%, to $126,000 in the second quarter of 2012, from $183,000 in the second quarter of 2011. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in the average balances, partially offset by an increase in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $8.2 million, or 34.5%, to $15.7 million in the second quarter of 2012, from $23.9 million in the second quarter of 2011. The decrease in the average balance was due to repayment of maturing FHLB advances with funds that were held in cash and cash equivalents. The average cost of borrowings increased 16 bp to 3.22% in the second quarter of 2012, from 3.06% in the second quarter of 2011. The increase in borrowing costs was primarily due to a higher reset rate on the subordinated debentures, which reprice quarterly at three-month LIBOR plus 285 bp, and to a lesser extent, higher FHLB borrowing costs due to the repayment of lower cost advances, compared to the prior year quarter.

Provision for loan losses. The provision for loan losses totaled $200,000 for the quarter ended June 30, 2012 and decreased $232,000, or 53.7%, compared to $432,000 for the quarter ended June 30, 2011. The decrease in the provision for loan losses for the quarter ended June 30, 2012 was due to a 77.0% decrease in net charge-offs, a 27.9% decrease in nonperforming loans, a 40.5% decrease in past due loans, a 25.5% decrease in criticized and classified loans and a 23.3% decrease in overall loan portfolio balances from June 30, 2011.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net charge-offs decreased $1.4 million and totaled $416,000, or 1.18% of average loans on an annualized basis for the quarter ended June 30, 2012, compared to $1.8 million, or 3.92% of average loans on an annualized basis for the quarter ended June 30, 2011. The decrease in net charge-offs during the three months ended June 30, 2012 was primarily related to commercial, multi-family residential real estate and commercial real estate loans. See the previous section titled “Financial Condition – Allowance for loan losses” for additional information. The decrease in net charge-offs resulted from our ongoing loan workout efforts. The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2012 and 2011.

	For the three months ended June 30,
	2012	2011
	(Dollars in thousands)
Commercial	$(164)	$640
Single-family residential real estate	3	5
Multi-family residential real estate	18	449
Commercial real estate	494	728
Home equity lines of credit	33	(3)
Other consumer loans	32	(7)

Total	$416	$1,812

Noninterest income. Noninterest income for the quarter ended June 30, 2012 totaled $340,000 and increased $198,000 compared to the quarter ended June 30, 2011. This increase was primarily due to $143,000 in net gains on sales of securities during the quarter ended June 30, 2012. The gains on sales positively impacted CFBank’s core capital ratio. There were no sales of securities in the prior year quarter. The increase in noninterest income was also due to a $68,000 increase in net gains on sales of loans.

Net gains on sales of loans totaled $92,000 for the second quarter of 2012 and increased $68,000, compared to $24,000 for the second quarter of 2011. The increase in net gains on sales of loans in the current year quarter was due to higher fees earned on sales than in the prior year quarter, partially offset by lower mortgage loan originations and, consequently, fewer loan sales. Gross fees earned on loan sales totaled 2.38% of loans originated for the quarter ended June 30, 2012, compared to 2.15% in the prior year quarter. The increase in gross fees earned on loan sales was due to a change in pricing strategies implemented since the prior year quarter. Originations totaled $5.5 million for the quarter ended June 30, 2012 and decreased $909,000, or 14.1%, compared to $6.4 million in the prior year quarter. The decrease in originations was primarily due to CFBank having five fewer mortgage loan originators in the current year quarter. The number of originators decreased as a result of attrition and termination of originators with low production.

Noninterest expense. Noninterest expense decreased $1.2 million, or 37.8%, and totaled $2.0 million for the second quarter of 2012, compared to $3.3 million for the second quarter of 2011. The decrease in noninterest expense during the three months ended June 30, 2012 was primarily due to decreases in salaries and employee benefits, professional fees, foreclosed assets expense and depreciation expense.

Salaries and employee benefits decreased $80,000, or 7.7%, and totaled $953,000 for the three months ended June 30, 2012, compared to $1.0 million in the prior year quarter. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year quarter.

Professional fees decreased $59,000, or 22.9%, and totaled $199,000 for the three months ended June 30, 2012, compared to $258,000 for the three months ended June 30, 2011. The decrease was due to lower loan-related legal expense, as a result of a decrease in nonperforming, criticized and classified loans, and lower professional fees related to regulatory compliance compared to the prior year quarter.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Foreclosed assets expense decreased $964,000, or 83.7%, and totaled $188,000 for the three months ended June 30, 2012, compared to $1.2 million for the three months ended June 30, 2011. The decrease was primarily related to a $1.1 million charge in the prior year quarter related to a commercial real estate property held in foreclosed assets, compared to charges of $182,000 in the current year quarter. Management expects that foreclosed assets expense may continue at current levels or increase as we continue our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.

Depreciation expense decreased $42,000, or 40.4%, and totaled $62,000 for the three months ended June 30, 2012, compared to $104,000 for the three months ended June 30, 2011. The decrease was due to certain assets being fully depreciated at December 31, 2011.

The ratio of noninterest expense to average assets improved to 3.54% for the quarter ended June 30, 2012, compared to 4.57% for the quarter ended June 30, 2011. The ratio of noninterest expense to average assets for the quarter ended June 30, 2011 was negatively impacted by the $1.1 million valuation allowance related to foreclosed assets. The efficiency ratio increased to 143.98% for the quarter ended June 30, 2012, compared to 118.91% for the quarter ended June 30, 2011. The increase in the efficiency ratio for the quarter ended June 30, 2012 was primarily due to a decrease in net interest income in the current year quarter.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended June 30, 2012. As such, there was no income tax expense or benefit recorded for the quarters ended June 30, 2012 or 2011.

Comparison of the Results of Operations for the Six Months Ended June 30, 2012 and 2011

General. Net loss totaled $1.4 million, or $(1.99) per diluted common share, for the six months ended June 30, 2012, compared to a net loss of $3.6 million, or $(4.65) per diluted common share, for the six months ended June 30, 2011. The $2.2 million, or 60.8%, decrease in the net loss for the six months ended June 30, 2012 was primarily due to a $1.5 million decrease in the provision for loan losses, a $1.5 million decrease in noninterest expense, and a $200,000 increase in noninterest income, partially offset by a $901,000 decrease in net interest income, compared to the same period last year.

Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $1.5 million decrease in the provision for loan losses during the six months ended June 30, 2012, compared to the six months ended June 30, 2011. The decrease in the provision for loan losses was due to a decrease in nonperforming loans, criticized and classified loans, past due loans and overall loan portfolio balances compared to the prior last year.

The $1.5 million decrease in noninterest expense was primarily due to a $130,000 decrease in salaries and employee benefits due to lower staffing levels compared to the prior year period; a $142,000 decrease in professional fees due to lower loan-related legal expense and legal expense related to regulatory compliance issues; a $979,000 decrease in foreclosed assets expense due to a $1.1 million charge related to a commercial real estate property held in foreclosed assets in the prior year period, compared to $182,000 in the current year period; an $89,000 decrease in depreciation due to certain assets being fully depreciated at December 31, 2011; and a $52,000 decrease in FDIC premiums due to a lower assessment base in the current year period due to a decrease in the average assets at CFBank, which is a key component in determining the level of FDIC premiums.

The $200,000 increase in noninterest income was primarily due to a $71,000 increase in net gains on sales of loans compared to the prior year period, and $143,000 in net gains on sales of securities in the current year period. There were no sales of securities in the prior year period.

The $901,000 decrease in net interest income was due to a 29 bp decrease in net interest margin from 2.55% for the six months ended June 30, 2011 to 2.26% for the six months ended June 30, 2012. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The sustained high level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments, and a decrease in the average balance of loans outstanding negatively impacted net interest margin during the six months ended June 30, 2012.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income. Net interest income totaled $2.5 million for the six months ended June 30, 2012 and decreased $901,000, or 26.7%, compared to $3.4 million for the six months ended June 30, 2011. The margin decreased 29 bp to 2.26% for the six months ended June 30, 2012, compared to 2.55% for the prior year period. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 38 bp and the average cost of interest-bearing liabilities decreased 10 bp for the six months ended June 30, 2012, compared to the prior year period. The average yield on interest-earning assets decreased due to a decrease in both the average loan and securities balances, and a decrease in the average yield on these assets, and an increase in average other earning asset balances, primarily cash, which provide lower yields than loans. The average cost of interest-bearing liabilities decreased due to the sustained low market interest rate environment and reduced deposit pricing in the current year period.

Interest income. Interest income totaled $3.9 million and decreased $1.3 million, or 25.1%, for the six months ended June 30, 2012, compared to $5.2 million for the six months ended June 30, 2011. The decrease in interest income was primarily due to a decrease in interest income on loans.

Interest income on loans decreased $1.1 million, or 23.6%, and totaled $3.7 million for the six months ended June 30, 2012, compared to $4.8 million for the six months ended June 30, 2011. The decrease in interest income on loans was due to a decrease in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $39.8 million, or 22.1%, to $140.4 million during the six months ended June 30, 2012, from $180.2 million during the prior year period. The decrease in the average balance of loans was primarily due to principal repayments, loan payoffs and loan charge-offs. The average yield on loans decreased 11 bp to 5.21% during the six months ended June 30, 2012, compared to 5.32% during the prior year period. The average yield on loans decreased due to a reduction in loan balances with rates higher than current market rates due to repayments, redeployment of funds from loan repayments into other assets and downward repricing on adjustable-rate loans.

Interest income on securities decreased $190,000, or 61.1%, to $121,000 during the six months ended June 30, 2012, from $311,000 for the six months ended June 30, 2011. The decrease in income on securities was due to a decrease in both the average balance and the average yield on securities. The average balance of securities decreased $8.9 million, or 33.6%, to $17.4 million during the six months ended June 30, 2012, from $26.3 million during the prior year period. The decrease in the average balance of securities was due to sales, maturities and repayments in excess of purchases. The average yield on securities decreased 101 bp to 1.42% during the six months ended June 30, 2012, from 2.43% during the prior year period. The decrease in the average yield on securities was due to repayments on higher-yielding securities and securities purchases at lower market interest rates since June 30, 2011.

Interest income on federal funds sold and other earning assets increased $10,000 and totaled $81,000 for the six months ended June 30, 2012, compared to $71,000 for the six months ended June 30, 2011. The increase in income was due to an increase in the average balance of these other earning assets, which was associated with the increase in on-balance-sheet liquidity and an increase in the average yield of these other earning assets. The average balance of other earning assets increased $3.0 million, or 5.3%, to $59.7 million during the six months ended June 30, 2012, from $56.7 million during the prior year period. The average yield on other earning assets increased 2 bp to .27% during the six months ended June 30, 2012, from .25% in the prior year period.

Interest expense. Interest expense decreased $411,000, or 22.3%, to $1.4 million for the six months ended June 30, 2012, compared to $1.8 million for the six months ended June 30, 2011. The decrease in interest expense resulted from lower deposit costs and a decrease in the average balance of deposits and borrowings, partially offset by higher borrowing costs in the current year period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest expense on deposits decreased $302,000, or 20.8%, to $1.2 million for the six months ended June 30, 2012, from $1.5 million for the six months ended June 30, 2011. The decrease in interest expense on deposits was due to both a decrease in the average cost of deposits and a decrease in average deposit balances. The average cost of deposits decreased 8 bp to 1.22% for the six months ended June 30, 2012, from 1.30% during the prior year period, due to sustained low market interest rates and reduced deposit pricing in the current year period. Average deposit balances decreased $34.1 million, or 15.3%, to $188.7 million during the six months ended June 30, 2012, from $222.8 million during the prior year period. The decrease in average deposit balances was primarily due to a decrease in money market and certificate of deposit account balances, partially offset by growth in savings and interest-bearing checking account balances. Management used certificate of deposit accounts, including brokered deposits, as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low market interest rates prior to receipt of the CFBank Order in May 2011. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits increased 7 bp to 1.79% for the six months ended June 30, 2012, from 1.72% for the six months ended June 30, 2011, due to the maturity of lower cost deposits since the same period last year, and was higher than the average cost of deposits in both periods. Average brokered deposit balances decreased $22.9 million, or 32.9%, to $46.6 million for the six months ended June 30, 2012 from $69.5 million for the six months ended June 30, 2011. The decrease in average brokered deposit balances was due to maturities after receipt of the CFBank Order that were not replaced due to the prohibition on acceptance and renewal of brokered deposits. See the section titled “Financial Condition—Deposits” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits.

Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $109,000, or 27.9%, to $282,000 for the six months ended June 30, 2012, from $391,000 for the six months ended June 30, 2011. The decrease in expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in the average balances, partially offset by an increase in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $8.1 million, or 30.7%, to $18.3 million in the six months ended June 30, 2012, from $26.4 million in the six months ended June 30, 2011. The decrease in the average balance was due to repayment of maturing FHLB advances with funds that were held in cash and cash equivalents. The average cost of borrowings increased 13 bp to 3.09% in the six months ended June 30, 2012, from 2.96% in the six months ended June 30, 2011. The increase in borrowing costs was primarily due to a higher reset rate on the subordinated debentures, which reprice quarterly at three-month LIBOR plus 285 bp, compared to the prior year period.

Provision for loan losses. The provision for loan losses totaled $400,000 for the six months ended June 30, 2012, and decreased $1.5 million, or 78.4%, compared to $1.9 million for the six months ended June 30, 2011. The decrease in the provision for loan losses for the six months ended June 30, 2012 was due to a 69.5% decrease in net charge-offs, a 27.9% decrease in nonperforming loans, a 40.5% decrease in past due loans, a 25.5% decrease in criticized and classified loans and a 23.3% decrease in overall loan portfolio balances from June 30, 2011.

Net charge-offs decreased $2.5 million and totaled $1.1 million, or 1.49% of average loans on an annualized basis for the six months ended June 30, 2012, compared to $3.6 million, or 3.77% of average loans on an annualized basis for the six months ended June 30, 2011. The decrease in net charge-offs during the six months ended June 30, 2012 was primarily related to commercial, multi-family residential real estate and commercial real estate loans. See the previous section titled “Financial Condition – Allowance for loan losses” for additional information. The decrease in net charge-offs resulted from our ongoing loan workout efforts. The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2012 and 2011.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For the six months ended June 30,
	2012	2011
	(Dollars in thousands)
Commercial	$(193)	$1,069
Single-family residential real estate	1	10
Multi-family residential real estate	412	1,248
Commercial real estate	792	1,227
Home equity lines of credit	50	(5)
Other consumer loans	23	9

Total	$1,085	$3,558

Noninterest income. Noninterest income for the six months ended June 30, 2012 totaled $498,000 and increased $200,000, or 67.1%, compared to $298,000 for the six months ended June 30, 2011. This increase was primarily due to $143,000 in net gains on sales of securities during the six months ended June 30, 2012. The gains on sales positively impacted CFBank’s core capital ratio. There were no sales of securities in the prior year period. The increase in noninterest income was also due to a $71,000 increase in net gains on sales of loans.

Net gains on sales of loans totaled $135,000 for the six months ended June 30, 2012, and increased $71,000, or 110.9%, compared to $64,000 for the six months ended June 30, 2011. The increase in net gains on sales of loans in the current year period was due to higher fees earned on sales than in the prior year period, partially offset by lower mortgage loan originations and, consequently, fewer loan sales. Gross fees earned on loan sales totaled 2.20% of loans originated during the six months ended June 30, 2012, compared to 1.50% in the prior year period. The increase in gross fees earned on loan sales was due to a change in pricing strategies implemented since the prior year period. Originations totaled $11.7 million for the six months ended June 30, 2012 and decreased $7.2 million, or 38.2%, compared to $18.9 million in the prior year period. The decrease in originations was primarily due to CFBank having five fewer mortgage loan originators in the current year period. The number of originators decreased as a result of attrition and termination of originators with low production.

Noninterest expense. Noninterest expense decreased $1.5 million, or 26.7%, and totaled $4.0 million for the six months ended June 30, 2012, compared to $5.5 million for the six months ended June 30, 2011. The decrease in noninterest expense during the six months ended June 30, 2012 was primarily due to decreases in salaries and employee benefits, professional fees, foreclosed assets expense, depreciation expense and FDIC premiums. Decreases in these expenses were partially offset by an increase in other insurance.

Salaries and employee benefits decreased $130,000, or 6.3%, and totaled $1.9 million for the six months ended June 30, 2012, compared to $2.1 million for the prior year period. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year period.

Professional fees decreased $142,000, or 25.4%, and totaled $417,000 for the six months ended June 30, 2012, compared to $559,000 for the prior year period. The decrease was due to lower loan-related legal expense, as a result of a decrease in nonperforming, criticized and classified loans, and lower professional fees related to regulatory compliance compared to the prior year period.

Foreclosed assets expense decreased $979,000, or 82.6%, and totaled $206,000 for the six months ended June 30, 2012, compared to $1.2 million for the prior year period. The decrease was primarily related to a $1.1 million charge in the prior year period related to a commercial real estate property held in foreclosed assets, compared to charges of $182,000 in the current year period. In addition to this decrease, expenses related to maintenance of foreclosed properties, including real estate taxes, utilities and other fees, totaled $25,000 for the six months ended June 30, 2012, and decreased $20,000, or 45.3%, from $45,000 for the prior year period. Management expects that foreclosed assets expense may continue at current levels or increase as we continue our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Depreciation expense decreased $89,000, or 40.8%, and totaled $129,000 for the six months ended June 30, 2012, compared to $218,000 for the prior year period. The decrease was due to certain assets being fully depreciated at December 31, 2011.

FDIC premiums decreased $52,000, or 14.9%, and totaled $298,000 for the six months ended June 30, 2012, compared to $350,000 for the prior year period. The decrease was primarily due to a lower assessment base in the current year period due to a decrease in the average assets at CFBank, which is a key component in determining the level of FDIC premiums.

Other insurance increased $29,000, or 56.9%, and totaled $80,000 for the six months ended June 30, 2012, compared to $51,000 for the prior year period. The increase was primarily due to higher premiums related to CFBank’s financial performance and regulatory issues.

The ratio of noninterest expense to average assets improved to 3.38% for the six months ended June 30, 2012, compared to 3.81% for the six months ended June 30, 2011. The ratio of noninterest expense to average assets for the six months ended June 30, 2011 was negatively impacted by the $1.1 million valuation allowance related to foreclosed assets. The efficiency ratio increased to 140.52% for the six months ended June 30, 2012, compared to 116.91% for the six months ended June 30, 2011. The increase in the efficiency ratio for the six months ended June 30, 2012 was primarily due to a decrease in net interest income in the current year period.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the six months ended June 30, 2012. As such, there was no income tax expense or benefit recorded for the six months ended June 30, 2012 or 2011.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

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

	For the Three Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$16,908	$58	1.41%	$25,736	$156	2.50%
Loans and loans held for sale (3)	135,960	1,769	5.20%	176,674	2,350	5.32%
Other earning assets	55,398	41	0.30%	64,746	41	0.25%
FHLB stock	1,942	21	4.33%	1,942	21	4.33%

Total interest-earning assets	210,208	1,889	3.60%	269,098	2,568	3.83%
Noninterest-earning assets	19,476			16,440

Total assets	$229,684			$285,538

Interest-bearing liabilities:
Deposits	$185,675	557	1.20%	$224,843	750	1.33%
FHLB advances and other borrowings	15,650	126	3.22%	23,897	183	3.06%

Total interest-bearing liabilities	201,325	683	1.36%	248,740	933	1.50%
Noninterest-bearing liabilities	19,746			23,608

Total liabilities	221,071			272,348
Equity	8,613			13,190

Total liabilities and equity	$229,684			$285,538

Net interest-earning assets	$8,883			$20,358

Net interest income/interest rate spread		$1,206	2.24%		$1,635	2.33%

Net interest margin			2.30%			2.44%

Average interest-earning assets to average interest-bearing liabilities	104.41%			108.18%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average Balances, Interest Rates and Yields – continued

	For the Six Months Ended June 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$17,443	$121	1.42%	$26,289	$311	2.43%
Loans and loans held for sale (3)	140,408	3,660	5.21%	180,255	4,792	5.32%
Other earning assets	59,654	81	0.27%	56,663	71	0.25%
FHLB stock	1,942	43	4.43%	1,942	43	4.43%

Total interest-earning assets	219,447	3,905	3.57%	265,149	5,217	3.95%
Noninterest-earning assets	17,014			20,771

Total assets	$236,461			$285,920

Interest-bearing liabilities:
Deposits	$188,655	1,150	1.22%	$222,830	1,452	1.30%
FHLB advances and other borrowings	18,273	282	3.09%	26,381	391	2.96%

Total interest-bearing liabilities	206,928	1,432	1.38%	249,211	1,843	1.48%
Noninterest-bearing liabilities	20,520			22,592

Total liabilities	227,448			271,803
Equity	9,013			14,117

Total liabilities and equity	$236,461			$285,920

Net interest-earning assets	$12,519			$15,938

Net interest income/interest rate spread		$2,473	2.19%		$3,374	2.47%

Net interest margin			2.26%			2.55%

Average interest-earning assets to average interest-bearing liabilities	106.05%			106.40%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

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

	Three Months Ended			Six Months Ended
	June 30, 2012			June 30, 2012
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2011			June 30, 2011
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(55)	$(43)	$(98)	$(105)	$(85)	$(190)
Loans and loans held for sale	(50)	(531)	(581)	(92)	(1,040)	(1,132)
Other earning assets	26	(26)	—	6	4	10

Total interest-earning assets	(79)	(600)	(679)	(191)	(1,121)	(1,312)
Interest-bearing liabilities:
Deposits	(71)	(122)	(193)	(89)	(213)	(302)
FHLB advances and other borrowings	59	(116)	(57)	44	(153)	(109)

Total interest-bearing liabilities	(12)	(238)	(250)	(45)	(366)	(411)

Net change in net interest income	$(67)	$(362)	$(429)	$(146)	$(755)	$(901)

(1)	Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

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

Determination of the ALLL. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition—Allowance for loan losses”, in Notes 4 and 6 to the consolidated financial statements included in this quarterly report and in Notes 1, 4 and 6 to the consolidated financial statements in our 2011 Annual Report to Stockholders incorporated by reference into our 2011 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$56,194	$63,959
Additional borrowing capacity at the FHLB	7,799	3,503
Additional borrowing capacity at the FRB	13,950	14,764
Unused commercial bank line of credit	1,000	1,000

Total	$78,943	$83,226

Cash available from liquid assets and borrowing capacity decreased $4.3 million, or 5.1%, to $78.9 million at June 30, 2012, from $83.2 million at December 31, 2011.

The sustained high level of cash, unpledged securities and deposits in other financial institutions was a result of management’s decision to build liquidity, prior to receipt of the CFBank Order in May 2011, to deal with potential regulatory restrictions, including those on brokered deposits, potential retail deposit outflows and potential decreased borrowing capacity from the FHLB and FRB. Cash, unpledged securities and deposits in other financial institutions decreased $7.8 million, or 12.1%, to $56.2 million at June 30, 2012 compared to $64.0 million at December 31, 2011. The decrease was primarily due to funding deposit withdrawals and the repayment of matured borrowings, partially offset by cash flows from the loan portfolio that were not redeployed into new loan originations during the six months ended June 30, 2012.

CFBank’s additional borrowing capacity with the FHLB increased to $7.8 million at June 30, 2012 from $3.5 million at December 31, 2011, primarily due to the repayment of $5.7 million in matured borrowings. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year. In November 2011, CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days, and in April 2012, CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 30 days.

CFBank’s additional borrowing capacity at the FRB decreased to $13.9 million at June 30, 2012 from $14.8 million at December 31, 2011. The decrease in borrowing capacity is primarily related to a decrease in eligible collateral pledged to the FRB due to a decrease in the related loan balances. In April, 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 bp higher.

CFBank’s unused commercial bank lines of credit totaled $1.0 million at both June 30, 2012 and December 31, 2011.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, a decrease in the balance of pledged collateral, or further deterioration in CFBank’s capital.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

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

Prior to receipt of the CFBank Order in May 2011, we used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we are prohibited from accepting or renewing brokered deposits without FDIC approval. We have the ability to seek wholesale deposits that are not considered brokered deposits. At June 30, 2012, CFBank had $43.3 million in brokered deposits with maturity dates from July 2012 through August 2016. At June 30, 2012, cash, unpledged securities and deposits in other financial institutions totaled $56.2 million and was sufficient to cover all brokered deposit maturities.

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

CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012 and a current limited waiver which expires on September 14, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between June 17, 2012 and September 14, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers. See the previous section titled “Financial Condition—Deposits” for additional information on CDARS deposits.

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

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, roll over, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings. See the section titled “Financial Condition – Stockholders’ equity” for a discussion of the Company’s registered common stock offering.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

At June 30, 2012, the Holding Company and its subsidiaries, other than CFBank, had cash of $330,000 available to meet cash needs. The Holding Company’s current cash requirements include operating expenses and expenses in connection with the registered common stock offering, and exclude interest on subordinated debentures and dividends on the Preferred Stock, which have been deferred, as discussed below. The Holding Company’s available cash at June 30, 2012 is believed by management to be sufficient to cover operating expenses, including expenses in connection with the registered common stock offering, at their current projected levels, through approximately December 31, 2012. No assurance can be given that operating expenses, including expenses in connection with the registered common stock offering, will not increase from their current projected levels. As a result, there can be no assurance of the sufficiency of the Holding Company’s cash through December 31, 2012.

Annual debt service on the subordinated debentures is currently approximately $171,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.32% at June 30, 2012. An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures. Annual dividends on the preferred stock are approximately $361,300 at the current 5% level, which is scheduled to increase to 9% after February 14, 2014. The Board of Directors elected to defer the quarterly dividend payments related to the Preferred Stock beginning with the November 15, 2010 payment, and the quarterly interest payments on the subordinated debentures beginning with the December 30, 2010 payment, in order to preserve cash at the Holding Company. The Company expects that the Board will also elect to defer future payments until the Company is recapitalized. Pursuant to the Holding Company Order, the Holding Company may not pay dividends on the Preferred Stock or interest on the subordinated debentures without the prior written notice to and written non-objection from the FED.

The Holding Company is significantly dependent on dividends from CFBank to provide the cash necessary to meet its obligations. Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of June 30, 2012, CFBank may pay no dividends to the Holding Company without receiving the prior written approval of the OCC. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. There is no assurance that the payment of dividends from CFBank to the Holding Company would be approved by the OCC while CFBank is suffering significant losses.

A portion of the proceeds from the registered common stock offering is expected to be retained by the Holding Company for general corporate purposes and is estimated to be sufficient to support the Holding Company’s cash requirements. Given the insufficient cash currently available at the Holding Company, uncertainty surrounding CFBank’s future ability to pay dividends to the Holding Company, the current levels of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, the Board of Directors and management are relying on completion of the registered common stock offering to provide additional funding to support the Holding Company’s working capital needs. Should the registered common stock offering be unsuccessful, there can be no assurance that additional funding sources will be available, which would have a material adverse impact on our financial condition. Without additional capital, it is unlikely that the Holding Company will have sufficient liquidity to continue to meet its operating expenses as they become due. This could result in the Holding Company being subject to additional regulatory restrictions which could ultimately result in the Holding Company being instructed to seek a merger partner, liquidate CFBank or be placed into receivership.

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

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting or in other factors that could significantly affect these controls in the second quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits.

See Exhibit Index at page 88 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: August 14, 2012	By:	/s/ Eloise L. Mackus
Eloise L. Mackus, Esq.
Chief Executive Officer, General Counsel and Corporate Secretary

Dated: August 14, 2012	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
President, Treasurer and Chief Financial Officer

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 No. 333-129315, filed with the Commission on October 28, 2005)

3.3	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008)

3.4	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009)

3.5	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011)

3.6	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 No. 333-177434, filed with the Commission on May 4, 2012)

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 No. 333-64089, filed with the Commission on September 23, 1998)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

4.3	Warrant, dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008)

10.1	Form of Standby Purchase Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 No. 333-177434, filed with the Commission on May 4, 2012)

11.1	Statement Re: Computation of Per Share Earnings

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

101.1	Interactive Data File (XBRL)