Form 10-Q
period 2012-09-30
CENTRAL FEDERAL CORP
filed 2012-11-14
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of October 31, 2012, there were 15,824,710 shares of the registrant’s Common Stock outstanding.

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2012

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
Cash and cash equivalents	$65,147	$61,436
Interest-bearing deposits in other financial institutions	1,984	1,984
Securities available for sale	14,300	18,516
Loans held for sale	2,571	1,210
Loans, net of allowance of $5,442 and $6,110	122,940	151,160
FHLB stock	1,942	1,942
Loan servicing rights	29	37
Foreclosed assets, net	1,572	2,370
Premises and equipment, net	5,369	5,534
Assets held for sale	167	167
Other intangible assets	59	89
Bank owned life insurance	4,371	4,273
Accrued interest receivable and other assets	1,680	2,202

	$222,131	$250,920

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Noninterest bearing	$17,015	$18,409
Interest bearing	162,563	198,640

Total deposits	179,578	217,049
Long-term FHLB advances	10,000	15,742
Advances by borrowers for taxes and insurance	125	159
Accrued interest payable and other liabilities	2,911	2,871
Subordinated debentures	5,155	5,155

Total liabilities	197,769	240,976

Stockholders’ equity
Preferred stock, Series A, $.01 par value; aggregate liquidation value $7,691 in 2011 1,000,000 shares authorized; 7,225 shares issued in 2011	—	7,120
Common stock, $.01 par value, shares authorized; 50,000,000 in 2012 and 2011 shares issued; 15,936,417 in 2012 and 937,417 in 2011	159	9
Additional paid-in capital	47,979	27,837
Accumulated deficit	(20,863)	(22,163)
Accumulated other comprehensive income	332	386
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)

Total stockholders’ equity	24,362	9,944

	$222,131	$250,920

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$1,656	$2,165	$5,316	$6,957
Securities	45	68	166	379
FHLB stock dividends	20	20	63	63
Federal funds sold and other	41	38	122	109

	1,762	2,291	5,667	7,508
Interest expense
Deposits	501	681	1,651	2,133
Long-term FHLB advances and other debt	78	111	268	419
Subordinated debentures	46	41	138	124

	625	833	2,057	2,676

Net interest income	1,137	1,458	3,610	4,832
Provision for loan losses	543	405	943	2,256

Net interest income after provision for loan losses	594	1,053	2,667	2,576
Noninterest income
Service charges on deposit accounts	63	69	180	199
Net gains on sales of loans	146	158	281	222
Loan servicing fees, net	6	1	19	13
Net gain on sales of securities	—	232	143	232
Earnings on bank owned life insurance	33	31	98	96
Other	14	15	39	42

	262	506	760	804
Noninterest expense
Salaries and employee benefits	1,013	1,004	2,957	3,078
Occupancy and equipment	68	64	201	218
Data processing	146	142	425	431
Franchise taxes	65	63	166	193
Professional fees	234	177	651	736
Director fees	28	44	119	135
Postage, printing and supplies	28	20	132	107
Advertising and promotion	4	10	11	34
Telephone	17	17	50	57
Loan expenses	69	9	100	39
Foreclosed assets, net	776	—	982	1,185
Depreciation	54	93	183	311
FDIC premiums	144	177	442	527
Amortization of intangibles	10	10	30	30
Regulatory assessment	39	46	105	121
Other insurance	36	42	116	93
Other	34	76	89	151

	2,765	1,994	6,759	7,446

Loss before income taxes	(1,909)	(435)	(3,332)	(4,066)
Income tax expense	—	—	—	—

Net loss	(1,909)	(435)	(3,332)	(4,066)
Preferred stock dividends and accretion of discount on preferred stock	(107)	(107)	(328)	(317)
Discount on redemption of preferred stock	4,960	—	4,960	—

Earnings (loss) available to common stockholders	$2,944	$(542)	$1,300	$(4,383)

Earnings (loss) per common share:
Basic	$0.38	$(0.66)	$0.42	$(5.31)
Diluted	$0.38	$(0.66)	$0.42	$(5.31)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss	$(1,909)	$(435)	$(3,332)	$(4,066)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	1	(98)	89	(14)

Reclassification adjustment for gains realized in income	—	(232)	(143)	(232)

Net change in unrealized gains (losses)	1	(330)	(54)	(246)

Tax effect	—	—	—	—

Total other comprehensive income (loss)	1	(330)	(54)	(246)

Comprehensive loss	$(1,908)	$(765)	$(3,386)	$(4,312)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2012	$7,120	$9	$27,837	$(22,163)	$386	$(3,245)	$9,944

Net loss				(3,332)			(3,332)

Other comprehensive loss					(54)		(54)

Accretion of discount on preferred stock	39			(39)			—

Release of 1,050 stock-based incentive plan shares, net of forfeitures			3				3

Stock option expense, net of forfeitures			3				3

Preferred stock dividends				(289)			(289)

Redemption of TARP obligations, including $801 accrued dividends	(7,159)			4,960			(2,199)
Proceeds from issuance of 15.0 million shares in common stock offering, net of $2,214 offering expenses		150	20,136				20,286

Balance at September 30, 2012	$—	$159	$47,979	$(20,863)	$332	$(3,245)	$24,362

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

	Preferred Stock	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2011	$7,069	$47	$27,759	$(16,313)	$672	$(3,245)	$15,989
Net loss				(4,066)			(4,066)
Other comprehensive loss					(246)		(246)
Accretion of discount on preferred stock	38			(38)			—
Release of 9,134 stock-based incentive plan shares, net of forfeitures			20				20
Stock option expense, net of forfeitures			13				13
Preferred stock dividends				(279)			(279)

Balance at September 30, 2011	$7,107	$47	$27,792	$(20,696)	$426	$(3,245)	$11,431

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended September 30,
	2012	2011
Net loss	$(3,332)	$(4,066)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	943	2,256
Provision for losses on foreclosed assets	962	1,139
Valuation (gain) loss on mortgage servicing rights	(1)	(2)
Depreciation	183	311
Amortization, net	529	632
Net gains on sales of securities	(143)	(232)
Originations of loans held for sale	(20,676)	(27,562)
Proceeds from sale of loans held for sale	19,486	27,475
Net gains on sales of loans	(281)	(222)
Loss on disposal of premises and equipment	4	—
Loss on sale of assets held for sale	—	2
Gain on sale of foreclosed assets	(9)	(8)
Earnings on bank owned life insurance	(98)	(96)
Stock based compensation expense	6	33
Net change in:
Accrued interest receivable and other assets	525	(609)
Accrued interest payable and other liabilities	552	860

Net cash used by operating activities	(1,350)	(89)

Cash flows from investing activities
Net increase in interest-bearing deposits in other financial institutions	—	(1,984)
Available-for-sale securities:
Sales	2,144	6,390
Maturities, prepayments and calls	8,730	7,331
Purchases	(7,000)	(4,550)
Loan originations and payments, net	27,105	30,027
Additions to premises and equipment	(22)	(53)
Proceeds from the sale of assets held for sale	—	533
Proceeds from the sale of foreclosed assets	98	1,000
Proceeds from mortgage insurance on foreclosed assets	29	—

Net cash from investing activities	31,084	38,694

Cash flows from financing activities
Net change in deposits	(37,533)	(700)
Repayments on long-term FHLB advances and other debt	(5,742)	(8,200)
Net change in advances by borrowers for taxes and insurance	(34)	(164)
Redemption of TARP obligations	(3,000)	—
Net proceeds from issuance of common stock	20,286	—

Net cash used by financing activities	(26,023)	(9,064)

Net change in cash and cash equivalents	3,711	29,541

Beginning cash and cash equivalents	61,436	34,275

Ending cash and cash equivalents	$65,147	$63,816

Supplemental cash flow information:
Interest paid	$1,906	$2,523
Income taxes paid	—	—

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$282	$—
Loans transferred from held for sale to portfolio	109	—

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the Holding Company) and its wholly owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC (together with the Holding Company referred to as “the Company”). The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles (GAAP). Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the nine months ended September 30, 2012 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2011 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2011. The Company has consistently followed those policies in preparing this Form 10-Q.

Reclassifications and Reverse Stock Split: Some items in the prior period financial statements were reclassified to conform to the current presentation. Reclassifications did not impact prior period net loss or total stockholders’ equity. On May 4, 2012, the Company completed a 1-for-5 reverse stock split, whereby every 5 shares of the Company’s common stock were reclassified into one share of common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

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

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic
Net loss	$(1,909)	$(435)	$(3,332)	$(4,066)
Less: Preferred dividends and accretion of discount on preferred stock	(107)	(107)	(328)	(317)
Plus: Discount on redemption of preferred stock	4,960	—	4,960	—
Less: Net income (loss) allocated to unvested share-based payment awards	(1)	3	(1)	27

Earnings (loss) available to common stockholders	$2,943	$(539)	$1,299	(4,356)

Weighted average common shares outstanding including unvested share-based payment awards	7,673,201	825,364	3,113,356	825,368
Less: Unvested share-based payment awards	(2,167)	(4,500)	(2,722)	(5,102)

Average shares	7,671,034	820,864	3,110,634	820,266

Basic earnings (loss) per common share	$0.38	$(0.66)	$0.42	$(5.31)

Diluted
Earnings (loss) available to common stockholders	$2,943	$(539)	$1,299	$(4,356)

Weighted average common shares outstanding for basic earnings (loss) per common share	7,671,034	820,864	3,110,634	820,266
Add: Dilutive effects of assumed exercises of stock options	273	—	92	—
Add: Dilutive effects of assumed exercises of stock warrant	—	—	—	—

Average shares and dilutive potential common shares	7,671,307	820,864	3,110,726	820,266

Diluted earnings (loss) per common share	$0.38	$(0.66)	$0.42	$(5.31)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The following stock options and warrant were not considered in computing diluted earnings (loss) per common share because the options or warrant were anti-dilutive or the Company reported a net loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Stock options	39,694	44,656	39,694	44,656

Stock warrant	63,574	67,314	66,067	67,314

Adoption of New Accounting Standards:

In May 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-04 to Fair Value Measurement (ASC 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU amended existing guidance to achieve common fair value measurement and disclosure requirements between U.S. and international accounting principles. Overall, the guidance was consistent with existing U.S. accounting principles; however, there were some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance were effective for interim and annual reporting periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements, but the additional disclosures are included in Note 6.

In June 2011, the FASB issued ASU No. 2011-05 to Comprehensive Income (ASC 220), Presentation of Comprehensive Income. This ASU amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in stockholder’s equity. The amendment required that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this update were effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and were to be applied retrospectively. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presented as part of the consolidated statement of stockholders’ equity.

In December 2011, the FASB issued ASU No. 2011-12 to Comprehensive Income (ASC 220), Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05. This ASU amended the guidance in ASU 2011-05 related to the presentation of the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income. The amendments in this ASU were effective at the same time as the amendments in ASU 2011-05 so that entities would not be required to comply with the presentation requirements in ASU 2011-05 that this ASU deferred. The amendments in this ASU were effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

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

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (the OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Board of Governors of the Federal Reserve System (the FED) replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the OCC) replaced the OTS as the primary regulator of CFBank.

The Holding Company Order requires the Holding Company, among other things, to: (i) submit by June 30, 2011 (and update by December 31, 2011 and every December 31 thereafter) a capital plan to regulators that establishes a minimum tangible capital ratio commensurate with the Holding Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Holding Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Holding Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (v) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators.

The CFBank Order requires CFBank, among other things, to: (i) have by September 30, 2011, and maintain thereafter, 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by June 30, 2011 (and update by December 31, 2011 and every December 31 thereafter) a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) submit a contingency plan providing for a merger or voluntary dissolution of CFBank if capital does not reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans without regulatory approval; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth to net interest credited on deposit liabilities absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the Federal Deposit Insurance Corporation (the FDIC) limits on brokered deposits. As a result of the CFBank Order, CFBank is considered “adequately capitalized” for regulatory purposes. The significant directives contained in the Orders, including higher capital requirements, requirements to reduce the level of our criticized and classified assets, growth and operating restrictions, restrictions on brokered deposits, restrictions on certain types of lending and restrictions on dividend payments have impeded and may further impede our ability to operate our business and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business and could negatively impact the scope and flexibility of our business activities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS (continued)

The following approvals, non-objections, notifications and waivers were received or provided with regard to the Orders:

•	approval was received from the Federal Reserve Bank of Cleveland on July 13, 2012 and regulatory non-objection was received from the OCC on August 23, 2012 for redemption of the TARP obligations;

•	approval was received from the FED on October 29, 2012 for payment of interest on the subordinated debentures;

•

regulatory non-objection was received from the OCC on June 14, 2012 and from the Federal Reserve Bank of Cleveland on June 20, 2012 for the additions of Timothy T. O’Dell, Thad R. Perry, Robert E. Hoeweler, James Howard Frauenberg, II and Donal Malenick as directors of the Company and CFBank, and Mr. O’Dell, Mr. Perry as Chief Executive Officer and President, respectively, of the Company and CFBank;

•	notification of new contractual arrangements related to compensation or benefits for new senior executive officers was provided to the FED and OCC on September 24, 2012;

•

the contingency plan requirement was extended by the OCC until the earlier of 15 days after termination of the stock offering or January 31, 2012, and further extended by the OCC to 90 days after FED approval of the standby purchasers’ change-in-control application;

•

the requirement for regulatory approval to originate, participate in or acquire any nonresidential real estate loans or commercial loans was waived by OCC on November 9, 2011, subject to certain Board approval conditions, loan policies and credit administration procedures.

The requirements of the Orders will remain in effect until terminated, modified or suspended by our regulators.

Management’s Plans:

The Company announced the terms of a registered common stock offering of up to $30,000 on August 9, 2011. The registered common stock offering consisted of a $24,965 rights offering and a $5,035 offering to a group of standby purchasers. Under the terms of the rights offering, all record holders of the Company’s common stock as of February 8, 2012 received, at no charge, one subscription right for each share of common stock held as of the record date, which was prior to the 1 for 5 reverse stock split effective May 4, 2012. Each subscription right entitled the holder of the right to purchase 6.0474 shares of Company common stock (pre-split) at a subscription price of $1.00 per share (pre-split). Shares were also available to the public at $1.00 per share. In addition, for each three shares of common stock purchased, purchasers were to receive, at no charge, one warrant to purchase one additional share of common stock at a purchase price of $1.00 per share. The warrants were to be exercisable for three years. The Company had separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements, the standby purchasers were to acquire 5.0 million shares of Company common stock at a price of $1.00 per share and receive warrants with the same terms and conditions as all purchasers in the rights offering. The standby purchasers had conditioned their purchase of shares of common stock upon the receipt by the Company of at least $16,500 in net proceeds from the rights offering. The registration statement related to the rights offering was filed with the SEC and became effective on February 8, 2012.

In April 2012, the Company suspended this offering and returned all subscriptions received. The Company subsequently modified the terms of the offering and filed post-effective amendments to its registration statement with the SEC, and the amended registration statement was declared effective on June 14, 2012.

The restructured registered common stock offering consisted of a rights offering of up to $18,000 and a $4,500 offering to a group of standby purchasers, as well as a public offering of any unsold shares. Under the terms of the rights offering, all holders of the Company’s common stock as of the record date, June 14, 2012, received, at no charge, one subscription right for each share of common stock held as of the record date, which was after the 1 for 5 reverse stock split effective May 4, 2012. Each subscription right entitled the holder of the right to purchase 14.5329 shares of Company common stock (post-split) at a subscription price of $1.50 per share (post-split). The rights offering period expired on July 16, 2012, and unsubscribed shares were made available to the public beginning on July 17, 2012 at $1.50 per share. The public offering of unsubscribed shares of common stock ended on August 14, 2012. The Company separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler. Under the standby purchase agreements, the standby purchasers agreed to purchase 3.0 million shares of Company common stock at a price of $1.50 per share. The standby purchasers had conditioned their purchase of shares of common stock upon the receipt by the Company of at least $13,500 in net proceeds from the rights offering and public offering.

On August 20, 2012, the Company announced the successful completion of its restructured registered common stock offering. The Company sold 15.0 million shares of its common stock (including shares sold to the standby purchasers) at $1.50 per share, resulting in gross proceeds of $22,500 before expenses of $2,214.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 2 – GOING CONCERN CONSIDERATIONS AND MANAGEMENT’S PLANS (continued)

A portion of the proceeds from the restructured registered common stock offering was retained by the Holding Company for general corporate purposes and is estimated to be sufficient to support the Holding Company’s cash requirements for the foreseeable future based on our current business plan. The Holding Company and its subsidiaries, other than CFBank, had available cash of $5,268 at September 30, 2012. Holding Company cash provided from net proceeds of the stock offering was reduced by $3,000 for redemption of the TARP obligations and a $13,500 capital contribution to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order. See Note 11 – Preferred Stock and Note 12 – Common Stock Warrant for additional information on redemption of the TARP obligations. The Holding Company’s current cash requirements include debt service on the subordinated debentures and operating expenses. See Note 9 – Subordinated Debentures for additional information on debt service requirements of the subordinated debentures. Management believes the Holding Company’s liquidity is sufficient at September 30, 2012.

The Company has been unprofitable for over the past three years. Exclusive of the discount on redemption of the TARP obligations during the three months ended September 30, 2012, a net loss attributable to common stockholders would have been reported for the three and nine months ended September 30, 2012. With the successful completion of the stock offering, additional capital was infused into the Holding Company and CFBank. Management expects that deployment of the additional capital and existing on-balance-sheet liquidity into newly originated loans improves the potential for the Company to generate profits in the future. If we do not generate profits in the future, our capital levels will be negatively impacted and the regulators could take additional enforcement action against us, including the imposition of further operating restrictions. The regulators could also direct us to seek a merger partner, liquidate CFBank or be placed into receivership.

Because CFBank is no longer considered to be well-capitalized for regulatory purposes, it is prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service® (CDARS) program, without FDIC approval. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012, September 14, 2012 and a current limited waiver which expires on December 13, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between September 15, 2012 and December 13, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts CFBank’s liquidity management. As a result of the losses in 2009, 2010 and the first quarter of 2011, management had been concerned that CFBank would be restricted from accepting or renewing brokered deposits, in addition to other regulatory restrictions, and moved aggressively in 2011, prior to receipt of the CFBank Order, to build on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity. At September 30, 2012, CFBank had $36,039 in brokered deposits with maturity dates from October 2012 through August 2016. At September 30, 2012, cash, unpledged securities and deposits in other financial institutions totaled $66,946, which was sufficient to cover all brokered deposit maturities. Brokered deposit maturities over the next four years are as follows:

September 30, 2013	$17,516
September 30, 2014	8,491
September 30, 2015	7,428
September 30, 2016	2,604

$36,039

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	$1,564	$107	$—	$1,671
Collateralized mortgage obligations	12,404	225	—	12,629

Total	$13,968	$332	$—	$14,300

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2011
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	$1,475	$198	$—	$1,673
Collateralized mortgage obligations	16,655	204	16	16,843

Total	$18,130	$402	$16	$18,516

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2012 or December 31, 2011.

The proceeds from the sales of securities for the three and nine months ended September 30, 2012 and 2011 are listed below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Proceeds	$—	$8,036	$2,144	$8,036
Gross gains	—	232	143	232
Gross losses	—	—	—	—

Tax effect—expense	$—	$—	$—	$—

At September 30, 2012 and December 31, 2011, there were no debt securities contractually due at a single maturity date. The amortized cost and fair value of mortgage-backed securities and collateralized mortgage obligations which are not due at a single maturity date, totaled $13,968 and $14,300 at September 30, 2012, respectively, and $18,130 and $18,516 at December 31, 2011, respectively.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 3 – SECURITIES (continued)

Fair value of securities pledged was as follows:

	September 30, 2012	December 31, 2011
Pledged as collateral for:
FHLB advances	$6,691	$9,336
Public deposits	1,610	2,820
Customer repurchase agreements	—	3,557
Interest-rate swaps	1,480	1,464

Total	$9,781	$17,177

At September 30, 2012 and December 31, 2011, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

There were no securities with unrealized losses at September 30, 2012. The following table summarizes securities with unrealized losses at December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position.

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

	September 30, 2012	December 31, 2011
Commercial	$18,187	$25,994
Real estate:
Single-family residential	15,425	18,214
Multi-family residential	22,900	27,163
Commercial	57,687	69,757
Consumer:
Home equity lines of credit	13,145	14,921
Other	1,038	1,221

Subtotal	128,382	157,270
Less: ALLL	(5,442)	(6,110)

Loans, net	$122,940	$151,160

Commercial loans included $9,376 and $12,472, respectively, of commercial lines of credit which required interest only payments at September 30, 2012 and December 31, 2011.

Home equity lines of credit included $10,524 and $12,739, respectively, of loans which required interest only payments at September 30, 2012 and December 31, 2011.

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

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012
		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
Beginning balance	$1,386	$245	$1,370	$2,130	$286	$17	$5,434
Addition to (reduction in) provision for loan losses	(370)	(15)	544	510	(115)	(11)	543
Charge-offs	—	—	—	(536)	—	—	(536)
Recoveries	—	1	—	—	3	6	10
Reclass of ALLL on loan-related commitments (1)	(9)	—	—	—	—	—	(9)

Ending balance	$1,007	$231	$1,914	$2,104	$174	$12	$5,442

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

	Nine months ended September 30, 2012
		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
Beginning balance	$2,281	$207	$1,470	$1,863	$272	$17	$6,110
Addition to (reduction in) provision for loan losses	(1,467)	23	856	1,570	(51)	12	943
Charge-offs	(99)	(7)	(434)	(1,467)	(60)	(34)	(2,101)
Recoveries	292	8	22	138	13	17	490

Ending balance	$1,007	$231	$1,914	$2,104	$174	$12	$5,442

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2011:

	Three months ended September 30, 2011
		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
Beginning balance	$2,754	$242	$2,183	$2,632	$220	$19	$8,050
Addition to (reduction in) provision for loan losses	(266)	(54)	1,015	(387)	100	(3)	405
Charge-offs	—	—	(867)	(580)	(149)	—	(1,596)
Recoveries	29	2	—	47	15	1	94
Reclass of ALLL on loan-related commitments (1)	2	—	—	—	—	—	2

Ending balance	$2,519	$190	$2,331	$1,712	$186	$17	$6,955

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

	Nine months ended September 30, 2011
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home equity lines of credit	Other	Total
Beginning balance	$1,879	$241	$2,520	$4,719	$74	$303	$22	$9,758
Addition to (reduction in) provision for loan losses	1,679	(43)	1,926	(1,247)	(74)	12	3	2,256

Charge-offs	(1,140)	(14)	(2,117)	(1,930)	—	(149)	(18)	(5,368)
Recoveries	100	6	2	170	—	20	10	308
Reclass of ALLL on loan-related commitments (1)	1	—	—	—	—	—	—	1

Ending balance	$2,519	$190	$2,331	$1,712	$—	$186	$17	$6,955

(1)	Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2012:

		Real Estate			Consumer
	Commercial	Single-family	Multi-family	Commercial	Home equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$564	$47	$585	$297	$—	$—	$1,493
Collectively evaluated for impairment	443	184	1,329	1,807	174	12	3,949

Total ending allowance balance	$1,007	$231	$1,914	$2,104	$174	$12	$5,442

Loans:
Individually evaluated for impairment	$797	$129	$4,024	$6,610	$—	$—	$11,560
Collectively evaluated for impairment	17,390	15,296	18,876	51,077	13,145	1,038	116,822

Total ending loan balance	$18,187	$15,425	$22,900	$57,687	$13,145	$1,038	$128,382

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans at September 30, 2012. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2012. Cash payments of interest during the three and nine months ended September 30, 2012 totaled $120 and $289, respectively.

	As of September 30, 2012			Three months ended September 30, 2012		Nine months ended September 30, 2012
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$143	$128	$—	$130	$—	$137	$—
Real estate:
Multi-family residential	2,934	2,029	—	2,032	—	2,170	—
Commercial:
Non-owner occupied	2,645	1,839	—	1,869	—	2,357	—
Owner occupied	2,244	1,293	—	1,360	—	1,400	—

Total with no allowance recorded	7,966	5,289	—	5,391	—	6,064	—
With an allowance recorded:
Commercial	669	669	564	672	8	686	30
Real estate:
Single-family residential	129	129	47	129	1	131	1
Multi-family residential	2,117	1,995	585	1,996	61	2,002	103
Commercial:
Non-owner occupied	2,662	2,662	274	2,670	40	2,684	127
Owner occupied	401	401	7	402	6	406	19
Land	460	415	16	416	6	452	19

Total with an allowance recorded	6,438	6,271	1,493	6,285	122	6,361	299

Total	$14,404	$11,560	$1,493	$11,676	$122	$12,425	$299

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2011. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2011. Cash payments of interest during the three and nine months ended September 30, 2011 totaled $96 and $118, respectively.

	As of December 31, 2011			Three months ended September 30, 2011		Nine months ended September 30, 2011
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$573	$47	$—	$1,248	$7	$515	$7
Real estate:
Single-family residential	—	—	—	—	—	32	—
Multi-family residential	6,742	4,996	—	787	1	262	1
Commercial:
Non-owner occupied	2,177	1,755	—	2,236	9	796	9
Owner occupied	876	446	—	1,314	21	438	21
Land	—	—	—	684	11	688	32
Consumer:
Home equity lines of credit:
Originated for portfolio	135	135	—	135	—	136	—

Total with no allowance recorded	10,503	7,379	—	6,404	49	2,867	70

With an allowance recorded:
Commercial	796	774	624	515	8	1,163	8
Real estate:
Multi-family residential	94	94	11	2,278	—	3,048	—
Commercial:
Non-owner occupied	2,823	2,823	210	1,379	31	1,752	31
Owner occupied	411	411	20	350	—	817	—
Land	766	650	32	—	—	—	—

Total with an allowance recorded	4,890	4,752	897	4,522	39	6,780	39

Total	$15,393	$12,131	$897	$10,926	$88	$9,647	$109

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	September 30, 2012	December 31, 2011
Commercial	$667	$47
Real estate:
Single-family residential	44	736
Multi-family residential	3,937	4,996
Commercial:
Non-owner occupied	1,839	1,910
Owner occupied	1,293	446
Consumer:
Home equity lines of credit:
Originated for portfolio	66	157
Purchased for portfolio	81	9

Total nonaccrual and nonperforming loans	$7,927	$8,301

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2012 or December 31, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$21	$112	$120	$253	$17,934	$547
Real estate:
Single-family residential	302	706	—	1,008	14,417	44
Multi-family residential	—	—	2,029	2,029	20,871	1,908
Commercial:
Non-owner occupied	42	—	1,243	1,285	29,507	596
Owner occupied	—	—	300	300	22,386	993
Land	—	—	—	—	4,639	—
Consumer:
Home equity lines of credit:
Originated for portfolio	—	—	66	66	10,734	—
Purchased for portfolio	130	—	81	211	2,134	—
Other	61	—	—	61	977	—

Total	$556	$818	$3,839	$5,213	$123,599	$4,088

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

Troubled Debt Restructurings (TDRs):

The Company has allocated $1,493 and $897 of specific reserves to loans whose terms have been modified in TDRs as of September 30, 2012 and December 31, 2011. The Company has not committed to lend additional amounts as of September 30, 2012 or December 31, 2011 to customers with outstanding loans that are classified as nonaccrual TDRs.

During the quarter ended September 30, 2012, no loans were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

During the nine months ended September 30, 2012, the terms of 2 loans were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties. One non-owner occupied commercial real estate loan included an extension of the maturity date from May 31, 2012 to September 30, 2012 and required a $50 principal repayment at the date of modification. One single-family residential loan was modified as a TDR during the nine months ended September 30, 2012 and included a reduction in the stated interest rate of the loan from 10% to 5%, a waiver of a portion of the accrued and unpaid interest, addition of the remaining accrued and unpaid interest to the principal balance and extension of the maturity date from 2034 to 2042. This modification involved a reduction in the stated interest rate of the loan for a period of 30 years.

The following table presents loans modified as TDRs by class of loans during the nine months ended September 30, 2012:

	Nine months ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate:
Single-family residential	1	132	138
Commercial:
Non-owner occupied	1	478	428

Total	2	$610	$566

The TDRs described resulted in a $46 increase in the ALLL during the nine months ended September 30, 2012 and did not result in a charge-off during the three and nine months ended September 30, 2012.

There were no TDRs in payment default or that became nonperforming during the period ended September 30, 2012, that had been modified within the twelve months ended September 30, 2012. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the nine months ended September 30, 2012 that did not meet the definition of a TDR because the borrowers were not experiencing financial difficulties or there were no concessions granted. These loans had a total recorded investment as of September 30, 2012 of $9,235.

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

There were no loans which were modified during the three or nine months ended September 30, 2012 that did not meet the definition of a TDR due to a delay in payment that was considered to be insignificant.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At September 30, 2012 and December 31, 2011, nonaccrual TDRs were as follows:

	September 30, 2012	December 31, 2011
Commercial	$539	$47
Real estate:
Multi-family residential	1,908	2,527
Commercial:
Owner occupied	300	446

Total	$2,747	3,020

Nonaccrual loans at September 30, 2012 and December 31, 2011 do not include $3,824 and $4,597, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 4 – LOANS (continued)

Loans not meeting the criteria to be classified into one of the above categories are considered to be not rated or pass-rated loans. Loans listed as not rated are primarily groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. Loans listed as pass-rated loans are loans that are subject to internal loan reviews and are determined not to meet the criteria required to be classified as special mention, substandard or doubtful. The recorded investment in loans by risk category and by class of loans as of September 30, 2012 and based on the most recent analysis performed follows. There were no loans rated doubtful at September 30, 2012.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$389	$13,568	$2,960	$1,270	$18,187
Real estate:
Single-family residential	15,381	—	—	44	15,425
Multi-family residential	—	12,285	5,815	4,800	22,900
Commercial:
Non-owner occupied	331	21,865	3,018	5,578	30,792
Owner occupied	—	18,555	1,629	2,072	22,256
Land	121	1,013	434	3,071	4,639
Consumer:
Home equity lines of credit:
Originated for portfolio	10,734	—	—	66	10,800
Purchased for portfolio	1,825	—	439	81	2,345
Other	1,038	—	—	—	1,038

	$29,819	$67,286	$14,295	$16,982	$128,382

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 5 – FORECLOSED ASSETS

Foreclosed assets were as follows:

	September 30, 2012	December 31, 2011
Real estate:
Single-family residential	$96	$—
Commercial:
Non-owner occupied	1,029	1,161
Land	447	2,348

Subtotal	1,572	3,509
Valuation allowance	—	(1,139)

Total	$1,572	$2,370

Activity in the valuation allowance was as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Beginning valuation allowance	$1,139	$1,139	$1,139	$—
Additions charged to expense	780	—	962	1,139
Direct write-downs	(1,919)	—	(2,101)	—

Ending valuation allowance	$—	$1,139	$—	$1,139

Expenses related to foreclosed assets include:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net loss (gain) on sales	$(9)	$(8)	$(9)	$(8)
Provision for unrealized losses	780	—	962	1,139
Operating expenses, net of rental income	5	8	29	54

	$776	$—	$982	$1,185

Foreclosed assets at September 30, 2012 included one single-family residential property, three commercial real estate properties and one parcel of undeveloped land. Foreclosed assets at December 31, 2011 included two commercial real estate properties and one parcel of undeveloped land. The valuation allowance was established in the second quarter of 2011 due to a decline in value of the parcel of undeveloped land, which is located in Columbus, Ohio.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2012 Using Significant Other Observable Inputs (Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	$1,671
Collateralized mortgage obligations	12,629

Total securities available for sale	$14,300

Loans held for sale	$2,571

Yield maintenance provisions (embedded derivatives)	$1,054

Interest rate lock commitments	$45

Financial Liabilities:
Interest-rate swaps	$1,054

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2012 or December 31, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2012 Using
	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Loan servicing rights	$5

Impaired loans:
Commercial		$121
Real Estate:
Multi-family residential		3,937
Commercial:
Non-owner occupied		1,839
Owner occupied		1,293
Land		159

Total impaired loans		$7,349

Foreclosed assets
Real Estate:
Commercial:
Non-owner occupied		$967
Land		447

Total foreclosed assets		$1,414

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

The Company had no assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 inputs at September 30, 2012 or December 31, 2011.

At September 30, 2012, impaired loan servicing rights, which are carried at fair value, were $5, which was made up of the amortized cost of $6, net of a valuation allowance of $1. At December 31, 2011, impaired loan servicing rights, which are carried at fair value, were $9, which was made up of the amortized cost of $11, net of a valuation allowance of $2. There was no charge against earnings with respect to servicing rights for the three months ended September 30, 2012, and a $1 increase in earnings for the nine months ended September 30, 2012. There was no charge against earnings with respect to servicing rights for the three months ended September 30, 2011, and a $3 increase in earnings for the nine months ended September 30, 2011.

Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $10,193, and a fair value of $7,349, with no valuation allowance at September 30, 2012. Impaired collateral dependent loans were written down to the fair value of collateral during the three and nine months ended September 30, 2012, and there were no specific valuation allowances on these loans. The amount of charge-offs on these loans totaled $536 and $1,802, respectively, for the three and nine months ended September 30, 2012. Impaired loans carried at the fair value of collateral had an unpaid principal balance of $10,069 and a fair value of $6,809, with no valuation allowance at December 31, 2011. For the quarter ended September 30, 2011, there was a $379 additional provision recorded for impairment charges, and a $1,179 reduction in the valuation allowance for the nine months ended September 30, 2011.

Foreclosed assets which are carried at fair value less costs to sell, were carried at $1,414, which was made up of the outstanding balance of $3,509, with no valuation allowance at September 30, 2012. Foreclosed assets were written down to fair value less estimated costs to sell during the three and nine months ended September 30, 2012. The amount of charge-offs on foreclosed assets totaled $780 and $962, respectively, for the three and nine months ended September 30, 2012. Foreclosed assets which are carried at fair value less costs to sell, were carried at $1,209, which was made up of the outstanding balance of $2,348, net of a valuation allowance of $1,139, at December 31, 2011. There was a charge of $1,139 for the nine months ended September 30, 2011. There was no charge against earnings for the three months ended September 30, 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

During the nine months ended September 30, 2012, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1 or 2 inputs. The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial	$121	Income approach	Adjustment for differences in net operating income expectations	-10.0%

Commercial real estate:
Multi-family residential	3,937	Comparable sales approach	Adjustment for differences between the comparable market transactions	-39.0% to -27.1% (-32.7%)

Commercial:
Non-owner occupied	1,839	Comparable sales approach	Adjustment for differences between the comparable market transactions	-9.7% to 16.7% (3.2%)

Owner occupied	1,293	Comparable sales approach	Adjustment for differences between the comparable market transactions	-6.3% to 8.1% (5.4%)

Land	159	Income approach	Adjustment for differences in net operating income expectations	0.0%

		Comparable sales approach	Adjustment for differences between the comparable market transactions	8.1%
Foreclosed assets:
Real-estate
Commercial:
Non-owner occupied	967	Market approach	See note (1)	0.0%

Land	447	Comparable sales approach	Adjustment for differences between the comparable market transactions	-31.7%

Note (1) - The market approach reflects values represented by recent sales contracts related to this foreclosed asset.

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2012 or December 31, 2011.

As of September 30, 2012 and December 31, 2011, the aggregate fair value, contractual balance (including accrued interest) and gain or loss was as follows:

	September 30, 2012	December 31, 2011
Aggregate fair value	$2,571	$1,210
Contractual balance	2,544	1,196
Gain	27	14

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2012 and 2011 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income	$15	$11	$34	$29
Interest expense	—	—	—	—
Change in fair value	9	20	13	8

Total change in fair value	$24	$31	$47	$37

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 were as follows:

	Fair Value Measurements at September 30, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$65,147	$65,147	$—	$—	$65,147
Interest-bearing deposits in other financial institutions	1,984	1,984		—	1,984
Securities available for sale	14,300	—	14,300	—	14,300
Loans held for sale	2,571	—	2,571	—	2,571
Loans, net	122,940	—	—	126,360	126,360
FHLB stock	1,942	—	—	—	n/a
Accrued interest receivable	68	11	57	—	68
Yield maintenance provisions (embedded derivatives)	1,054	—	1,054	—	1,054
Interest rate lock commitments	45	—	45	—	45

Financial liabilities
Deposits	$(179,578)	$(76,931)	$(104,763)	$—	$(181,694)
FHLB advances	(10,000)	—	(10,403)	—	(10,403)
Subordinated debentures	(5,155)	—	(3,071)	—	(3,071)
Accrued interest payable	(451)	—	(451)	—	(451)
Interest-rate swaps	(1,054)	—	(1,054)	—	(1,054)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 6 – FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2011 were as follows:

	December 31, 2011
	Carrying	Fair
	Amount	Value
Financial assets
Cash and cash equivalents	$61,436	$61,436
Interest-bearing deposits in other financial institutions	1,984	1,984
Securities available for sale	18,516	18,516
Loans held for sale	1,210	1,210
Loans, net	151,160	155,159
FHLB stock	1,942	n/a
Accrued interest receivable	92	92
Yield maintenance provisions (embedded derivatives)	999	999
Interest rate lock commitments	39	39

Financial liabilities
Deposits	$(217,049)	$(219,235)
FHLB advances	(15,742)	(16,327)
Subordinated debentures	(5,155)	(2,810)
Accrued interest payable	(300)	(300)
Interest-rate swaps	(999)	(999)

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

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or 2 classification, consistent with the asset or liability with which they are associated.

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 7 – FHLB ADVANCES

Advances from the FHLB were as follows:

	Rate	September 30, 2012	December 31, 2011
Maturing:
April 2012	2.30%	$—	$5,000
June 2012	2.05%	—	742
January 2014	3.12%	5,000	5,000
May 2014	3.06%	5,000	5,000

Total		$10,000	$15,742

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The advances were collateralized as follows:

	September 30, 2012	December 31, 2011
Single-family mortgage loans	$9,263	$11,141
Multi-family mortgage loans	5,036	4,222
Commercial real estate loans	1,254	3,384
Securities	6,691	9,336
Cash	3,300	800

Total	$25,544	$28,883

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $20,116 from the FHLB at September 30, 2012. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of one year. CFBank was subsequently notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days in November 2011 and 30 days in April 2012.

Payment information

Payments due during the twelve months ended:
September 30, 2014	$10,000

Total	$10,000

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 8 – OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (the FRB) at September 30, 2012 or at December 31, 2011.

Assets pledged as collateral with the FRB were as follows:

	September 30, 2012	December 31, 2011
Commercial loans	$5,122	$6,559
Commercial real estate loans	16,379	21,007

	$21,501	$27,566

Based on the collateral pledged, CFBank was eligible to borrow up to $12,979 from the FRB at September 30, 2012. In April 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 basis points higher.

CFBank had a $1.0 million line of credit with a commercial bank at both September 30, 2012 and at December 31, 2011. There was no outstanding balance on this line of credit at September 30, 2012 or December 31, 2011. Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.

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

The trust preferred securities and subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%. The total rate in effect was 3.31% at September 30, 2012 and 3.43% at December 31, 2011.

The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on December 30, 2033. The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture. There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly payment due on December 31, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering. Cumulative deferred interest payments totaled $348 at September 30, 2012 and $210 at December 31, 2011.

Pursuant to the Holding Company Order, as defined in Note 2 – Going Concern Considerations and Management’s Plans, the Holding Company may not, directly or indirectly, incur, issue, renew, roll over, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. The Company provided a written notice to the FED of its intention to pay the $348 deferred interest due as of September 30, 2012. Payment of the deferred interest was made on October 29, 2012 upon receipt of written non-objection from the FED. The Company intends to discontinue the deferral of interest payments and make future quarterly interest payments when due, upon written notice to and written non-objection from the FED with regard to each payment.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the Plans), as described below, under which awards have been or may be granted. Total compensation cost that was charged (credited) to income for those Plans totaled $(3) and $6, respectively, for the three and nine months ended September 30, 2012, and $8 and $4, respectively, for the three and nine months ended September 30, 2011. Compensation cost resulted in a credit to income for the three months ended September 30, 2012 due to forfeitures of previous stock option grants and restricted stock awards in excess of the cost of those earned during the periods.

The Plans, which are stockholder-approved, provide for stock option grants, stock appreciation rights and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares for stock option grants and 15,511 shares for restricted stock awards. The 2003 Equity Compensation Plan (the 2003 Plan), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards. The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provided 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.

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

The fair value of the options granted during the three and nine months ended September 30, 2012 and the nine months ended September 30, 2011 was determined using the following weighted-average assumptions as of the grant dates. There were no options granted during the three months ended September 30, 2011.

	Three months ended September 30,	Nine months ended September 30,
	2012	2012	2011
Risk-free interest rate	1.16%	1.16%	2.98%
Expected term (years)	7	7	7
Expected stock price volatility	76.42%	76.42%	46%
Dividend yield	0.00%	0.00%	1.41%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION (continued)

A summary of stock option activity in the Plans for the nine months ended September 30, 2012 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	43,298	$24.87
Granted	30,000	1.35
Exercised	—	—
Expired	—	—
Cancelled or forfeited	(3,604)	6.09

Outstanding at end of period	69,694	$15.71	7.4	$—

Expected to vest	37,000	$1.87	9.6	$—

Exercisable at end of period	32,694	$31.38	4.8	$—

During the nine months ended September 30, 2012, there were 3,604 stock options canceled or forfeited. Previously recognized expense associated with nonvested forfeited shares is reversed.

Information related to the Plans during the three and nine months ended September 30, 2012 and 2011 follows. There were no stock options granted during the three months ended September 30, 2011. There were no options exercised during the three or nine months ended September 30, 2012 or 2011.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Weighted average fair value of options granted	$0.94	n/a	$0.94	$3.75

As of September 30, 2012, there was $25 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted-average period of 1.8 years. Substantially all of the 37,000 nonvested stock options at September 30, 2012 are expected to vest.

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the shares based on the fair value of the stock at grant date. The fair value of the stock was determined using the closing share price on the date of grant and shares have vesting periods ranging from one to three years. There were 204,344 shares available to be issued, net of option awards under the Plans at September 30, 2012. There were no shares issued during the three or nine months ended September 30, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 10 – STOCK-BASED COMPENSATION (continued)

A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2012 follows:

Nonvested Shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2012	4,800	$6.88
Granted	—	—
Vested	(2,400)	6.88
Forfeited	(1,000)	7.25

Nonvested at September 30, 2012	1,400	$6.61

As of September 30, 2012, there was $3 of total unrecognized compensation cost related to nonvested restricted shares granted under the Plans. The cost is expected to be recognized over a weighted-average period of .8 years. The total fair value of shares vested during the three and nine months ended September 30, 2012 was $1 and $4, respectively. The total fair value of shares vested during the three and nine months ended September 30, 2011 was $2 and $14, respectively.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 11 – PREFERRED STOCK

On December 5, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, the Company issued to Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock) for $7,225. The Preferred Stock initially paid quarterly dividends at a five percent annual rate, which rate was scheduled to increase to nine percent after February 14, 2014, on a liquidation preference of $1 per share.

Pursuant to the Holding Company Order, as defined in Note 2 – Going Concern Considerations and Management’s Plans, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or the Holding Company’s common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. On July 13, 2012, the Company received approval from the FRB of Cleveland of an agreement with Treasury to redeem the Preferred Stock, including all accrued but unpaid dividends and the common stock warrant issued in connection with the TARP Capital Purchase Program (together, the “TARP obligations”) using proceeds of the Holding Company’s common stock offering. On August 23, 2012, the Company received regulatory non-objection for redemption of the TARP obligations from the OCC.

On September 26, 2012, pursuant to the agreement with Treasury, the Company utilized $3,000 of the proceeds from its stock offering to redeem the TARP obligations. The redemption resulted in an increase in common stockholders’ equity of $4,960.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 12 – COMMON STOCK WARRANT

In connection with the issuance of the Preferred Stock, the Company also issued to Treasury a warrant to purchase 67,314 shares of the Company’s common stock at an exercise price of $16.10 per share, which represented an aggregate investment, if exercised for cash, of approximately $1,100 in Company common stock. The exercise price could have been paid either by withholding a number of shares of common stock issuable upon exercise of the warrant equal to the value of the aggregate exercise price of the warrant, determined by reference to the market price of the Company’s common stock on the trading day on which the warrant is exercised, or, if agreed to by the Company and the warrant holder, by the payment of cash equal to the aggregate exercise price. The warrant was exercisable any time before December 5, 2018.

The common stock warrant was redeemed on September 26, 2012 as part of the transaction with Treasury for redemption of the TARP obligations. See Note 11 – Preferred Stock for a discussion of the agreement with Treasury for redemption of the TARP obligations, including redemption of the common stock warrant.

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

Actual and required capital amounts and ratios of CFBank are presented below:

					Required
			For Capital		By Terms Of
	Actual		Adequacy Purposes		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital to risk weighted assets	$24,816	20.00%	$9,926	8.00%	$14,890	12.00%

Tier 1 (Core) Capital to risk weighted assets	23,217	18.71%	4,963	4.00%	N/A	N/A

Tier 1 (Core) Capital to adjusted total assets	23,217	10.52%	8,844	4.00%	17,687	8.00%

Tangible Capital to adjusted total assets	23,217	10.52%	3,316	1.50%	N/A	N/A

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 13 – REGULATORY CAPITAL MATTERS (continued)

					Required
			For Capital		By Terms Of
	Actual		Adequacy Purposes		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to risk weighted assets	$15,351	10.30%	$11,918	8.00%	$17,876	12.00%

Tier 1 (Core) Capital to risk weighted assets	13,436	9.02%	5,959	4.00%	N/A	N/A

Tier 1 (Core) Capital to adjusted total assets	13,436	5.39%	9,968	4.00%	19,937	8.00%

Tangible Capital to adjusted total assets	13,436	5.39%	3,738	1.50%	N/A	N/A

The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets, which it did not meet at September 30, 2011, December 31, 2011 or June 30, 2012. CFBank met the capital requirement at September 30, 2012 as a result of a $13,500 capital contribution from the Holding Company resulting from the net proceeds of the stock offering. However, CFBank will not be considered “well-capitalized” under applicable regulatory capital standards as long as it is subject to individual minimum capital requirements under the CFBank Order. See Note 2 – Going Concern Considerations and Management’s Plans for additional information regarding the CFBank Order.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing-related finance and other specified areas. If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter. Management believes that CFBank met the Qualified Thrift Lender test at September 30, 2012.

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

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Under the terms of the CFBank Order, CFBank must receive regulatory approval prior to any dividend payments. See Note 2 – Going Concern Considerations and Management’s Plans for additional information on the Orders.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 14 – DERIVATIVE INSTRUMENTS

Interest-rate swaps

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $7,802 at September 30, 2012 and $7,949 at December 31, 2011.

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

Contingent Features: The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2012, CFBank had pledged $1,480 in securities as collateral for these derivatives. Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status under regulatory capital standards due to the CFBank Order. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank fails to qualify as “well capitalized” under regulatory capital standards. If the counterparty elected to request payment, CFBank would be required to remit $1,054 based on the September 30, 2012 valuation of the interest-rate swaps. The yield maintenance provisions may not be unwound to offset the repayment of the interest-rate swaps, as they may only be invoked in the event of prepayment of the borrowers’ loans. Should market interest rates decrease from September 30, 2012 levels, the payment may increase in the event the swaps are called. In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers prepaying the loans, as of September 30, 2012 would incur a net $1,054 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Summary information about the derivative instruments is as follows:

	September 30, 2012	December 31, 2011
Notional amount	$7,802	$7,949
Weighted average pay rate on interest-rate swaps	3.86%	3.86%
Weighted average receive rate on interest-rate swaps	0.28%	0.35%
Weighted average maturity (years)	4.8	5.6
Fair value of interest-rate swaps	$(1,054)	$(999)
Fair value of yield maintenance provisions	1,054	999

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 14 – DERIVATIVE INSTRUMENTS (continued)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations. There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three or nine months ended September 30, 2012 or 2011.

NOTE 15 – CONTINGENT LIABILITIES

CFBank participates in a multi-employer contributory trusteed pension plan. On August 10, 2011, CFBank was notified by the trustees of the plan that, due to CFBank’s financial performance and the CFBank Order, it was required to make a contribution or provide a letter of credit in the amount of the funding shortfall plus estimated cost of annuitization of benefits in the plan, which was determined to be $579. CFBank obtained a letter of credit from the FHLB for this amount. The cost of obtaining the letter of credit was $1. On July 25, 2012, CFBank was notified by the trustees of the plan that, due to an increase in the funding shortfall and an amendment to the plan’s regulations for the amount of the contribution or letter of credit, it was required to make a contribution or provide a letter of credit in the amount of $908. CFBank obtained a letter of credit from one of its correspondent banks for this amount. The cost of obtaining the letter of credit was $9. A cash deposit of $908 at the correspondent bank is pledged as collateral for this letter of credit at September 30, 2012. CFBank may be required to make additional contributions or provide additional amounts via an expanded letter of credit if the funding shortfall increases in the future. If CFBank’s financial condition should worsen in the future, the trustee may execute the letter of credit, resulting in a charge to CFBank.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 16 – FEDERAL INCOME TAX

The Company recorded a valuation allowance against deferred tax assets at September 30, 2012 and December 31, 2011, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

The significant change in stock ownership associated with the stock offering completed in August 2012 exposes the Company to Section 382 of the Internal Revenue Code of 1986, as amended (the Code), “Limitation on Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change” which has the potential to substantially limit the Company’s ability to deduct certain built in losses or to use tax loss and credit carryforwards. In the event an “ownership change” does not occur under Section 382 of the Code, the Company could have available up to $19.5 million (as of December 31, 2011) in net operating loss carryforwards which could be used to reduce taxes due on potential future income.

An initial analysis of the common stock offering suggests that the transaction triggered a “change in control” under Section 382 of the Code, which would result in the loss or reduction of the Company’s net operating loss carryforwards along with certain built in losses which could be utilized to offset potential future income. Due to the full deferred tax valuation allowance, there is presently no asset recorded for the benefit of net operating loss carryforwards. The relevant calculations under Section 382 of the Code are technical and highly complex , and management is conducting an ongoing, comprehensive review of the common stock offering to confirm whether a “change in control” has occurred.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Holding Company follows:

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Cash and cash equivalents	$5,193	$560
Investment in banking subsidiary	23,552	13,827
Investment in and advances to other subsidiaries	1,222	1,212
Other assets	8	264

Total assets	$29,975	$15,863

Liabilities and Equity
Subordinated debentures	$5,155	$5,155
Accrued expenses and other liabilities	458	764
Stockholders’ equity	24,362	9,944

Total liabilities and stockholders’ equity	$29,975	$15,863

CONDENSED STATEMENTS OF OPERATIONS

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest expense	$46	$42	$138	$125
Other expense	139	138	274	540

Loss before income tax and undistributed subsidiaries’ operations	(185)	(180)	(412)	(665)
Income tax (expense) benefit	—	—	—	—
Effect of subsidiaries’ operations	(1,724)	(255)	(2,920)	(3,401)

Net loss	$(1,909)	$(435)	$(3,332)	$(4,066)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands except per share data)

NOTE 17 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (continued)

CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(3,332)	$(4,066)
Adjustments:
Effect of subsidiaries’ operations	2,920	3,401
Change in other assets and other liabilities	462	(156)

Net cash from operating activities	50	(821)

Cash flows from investing activities
Investments in banking subsidiary	(13,500)	—
Investments in other subsidiaries	(2)	525

Net cash from investing activities	(13,502)	525

Cash flows from financing activities
Redemption of TARP obligations	(3,000)	—
Net proceeds from issuance of common stock	21,085	—

Net cash from financing activities	18,085	—

Net change in cash and cash equivalents	4,633	(296)
Beginning cash and cash equivalents	560	745

Ending cash and cash equivalents	$5,193	$449

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following analysis discusses changes in financial condition and results of operations during the periods included in the Consolidated Financial Statements which are part of this filing.

Forward-Looking Statements

Statements in this Form 10-Q and in other communications by Central Federal Corporation (the “Holding Company” and, together with its subsidiaries, the “Company”) that are not statements of historical fact are forward-looking statements which are provided to assist in understanding of anticipated future financial performance. Forward-looking statements provide current expectations or forecasts of future events and are not guarantees of future performance. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of the Holding Company or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “forecast,” “project,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following factors could cause such differences:

•	a continuation of current high unemployment rates and difficult economic conditions or adverse changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs and provision for loan loss expense;

•	changes in interest rates that may reduce net interest margin and impact funding sources;

•	our ability to reduce our nonperforming assets and operating expenses;

•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;

•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;

•	results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its ALLL or write-down assets;

•	our ability to meet the requirements of the Orders (as defined and discussed below under the section captioned “Cease and Desist Orders”);

•	uncertainty related to our ability to continue to receive limited waivers from the FDIC allowing us to roll over or renew reciprocal CDARS deposits;

•	uncertainty related to the ability of the counterparty to call our interest-rate swaps;

•	changes in tax laws, rules and regulations;

•	various monetary and fiscal policies and regulations, including those determined by the FED, the FDIC and the OCC;

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;

•	our ability to grow our core businesses;

•	technological factors which may affect our operations, pricing, products and services;

•	unanticipated litigation, claims or assessments; and

•	management’s ability to manage these and other risks.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

1.	Because the CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, CFBank is no longer considered well-capitalized under the prompt corrective action regulations and is deemed adequately capitalized so long as it maintains at least 4% core capital, 4% tier 1 risk-based capital and 8% total risk-based capital. At September 30, 2012, CFBank had 10.52% core capital, 18.71% tier 1 risk-based capital and 20.00% total risk-based capital, meeting the individual minimum capital requirements of the CFBank Order. If CFBank’s capital falls below the levels to be considered adequately capitalized, it may be subject to substantially greater regulatory scrutiny, including the imposition of additional restrictions on our operations.

2.	Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval. A portion of the proceeds from the stock offering were retained by the Holding Company for general corporate purposes and management believes the Holding Company’s liquidity is sufficient at September 30, 2012. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering significant losses. As a result of the current level of problem assets, the continuing depressed economy and the longer periods of time necessary to work out problem assets in the current economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until the level of problem assets is reduced and CFBank attains sustained profitability.

3.	Because CFBank is no longer considered to be well-capitalized, it is prohibited from accepting or renewing brokered deposits without FDIC approval and is subject to market rate limitations published by the FDIC when offering deposits to the general public. See the section titled “Financial Condition—Deposits” and the section titled “Liquidity and Capital Resources” for additional information regarding these regulatory restrictions.

The Company announced a registered common stock offering of up to $30.0 million on August 9, 2011. This offering was subsequently suspended and restructured as a registered common stock offering consisting of an $18.0 million rights offering and a $4.5 million offering to a group of standby purchasers, as well as a public offering of any unsold shares.

On August 20, 2012, the Company announced the successful completion of its restructured registered common stock offering. The Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million before expenses. With the proceeds from the stock offering, the Company contributed $13.5 million to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order. In addition, the Company used proceeds from the stock offering to redeem its TARP obligations on September 26, 2012. The remaining proceeds from the restructured registered common stock offering have been retained by the Holding Company for general corporate purposes and are estimated to be sufficient to support the Holding Company’s cash requirements for the foreseeable future based on our current business plan. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the stock offering.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented. This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General. Assets totaled $222.1 million at September 30, 2012 and decreased $28.8 million, or 11.5%, from $250.9 million at December 31, 2011. The decrease was primarily due to a $28.2 million decrease in net loan balances and a $4.2 million decrease in securities balances, partially offset by a $3.7 million increase in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $65.1 million at September 30, 2012 and increased $3.7 million, or 6.0%, from $61.4 million at December 31, 2011. The increase in cash and cash equivalents was primarily due to $20.3 million in net proceeds from the stock offering and funds provided by a decrease in net loan and securities balances, partially offset by a $3.0 million payment for redemption of the TARP obligations, funds used for deposit withdrawals and repayment of matured FHLB borrowings in the current year period.

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

Management expects that the level of on-balance-sheet liquidity will decrease as new loan originations are made pursuant to the business plan implemented since completion of the stock offering in August 2012.

Securities. Securities available for sale totaled $14.3 million at September 30, 2012 and decreased $4.2 million, or 22.8%, compared to $18.5 million at December 31, 2011. The decrease was due to sales, maturities and repayments in excess of purchases during the current year period.

Loans. Net loans totaled $122.9 million at September 30, 2012 and decreased $28.2 million, or 18.7%, from $151.2 million at December 31, 2011. The decrease was primarily due to lower commercial, multi-family residential and commercial real estate loan balances and to a lesser extent, lower single-family residential and consumer loan balances. Beginning in June 2010 and continuing until the stock offering was completed in August 2012, management slowed new lending to increase capital ratios and, since receipt of the CFBank Order, to comply with lending restrictions. Commercial, multi-family residential and commercial real estate loans decreased $24.1 million, or 19.6%, and totaled $98.8 million at September 30, 2012. Commercial loans decreased by $7.8 million, or 30.0%, due to principal repayments and payoffs. Multi-family residential loans decreased by $4.3 million, or 15.7%, due to principal repayments and payoffs and $434,000 in charge-offs related to one borrower. Commercial real estate loan balances decreased $12.1 million, or 17.3%, due to principal repayments and payoffs and $1.5 million in charge-offs related to nine borrowers. Single-family residential mortgage loans totaled $15.4 million at September 30, 2012 and decreased $2.8 million, or 15.3%, from $18.2 million at December 31, 2011. The decrease in mortgage loans was due to current period principal repayments and payoffs in excess of loans originated for portfolio. Consumer loans totaled $14.2 million at September 30, 2012 and decreased $1.9 million, or 12.1%, from $16.1 million at December 31, 2011, primarily due to repayments of home equity lines of credit.

Allowance for loan losses (ALLL). The ALLL totaled $5.4 million at September 30, 2012 and decreased $668,000, or 10.9%, from $6.1 million at December 31, 2011. The decrease in the ALLL was due to an 18.4% decrease in overall loan balances, the charge-off of certain nonperforming loans, a 4.5% decrease in nonperforming loans, a 6.2% decrease in past due loans and a 25.0% decrease in criticized and classified loans during the nine months ended September 30, 2012. The ratio of the ALLL to total loans was 4.24% at September 30, 2012, compared to 3.89% at December 31, 2011.

The ALLL for the commercial loan segment of the loan portfolio totaled $1.0 million at September 30, 2012 and decreased $1.3 million, or 55.9%, from $2.3 million at December 31, 2011. The decrease in the ALLL for this segment of the portfolio was due to a 29.2% decrease in criticized and classified commercial loans, a 20.9% decrease in overall commercial loan balances during the nine months ended September 30, 2012 and a 118.6% decrease in net charge-offs of commercial loans during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

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

Individually impaired loans totaled $11.6 million at September 30, 2012 and decreased $571,000, or 4.7%, from $12.1 million at December 31, 2011. The decrease was due to $2.1 million in payoffs of impaired loans and $821,000 in loan charge-offs, partially offset by loans that became impaired during the nine months ended September 30, 2012. The amount of the ALLL specifically allocated to individually impaired loans totaled $1.5 million at September 30, 2012 and $897,000 at December 31, 2011.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $374,000, or 4.5%, and totaled $7.9 million at September 30, 2012, compared to $8.3 million at December 31, 2011. The decrease in nonperforming loans was due to loan payments and proceeds from the sale of underlying collateral of various loans, and, to a lesser extent, $771,000 in loan charge-offs, partially offset by $3.0 million in additional loans that became nonperforming during the nine months ended September 30, 2012. The $1.1 million decrease in nonperforming multi-family residential real estate loans was primarily due to $434,000 in charge-offs associated with one multi-family loan and repayment with proceeds from the sale of the underlying collateral of another multi-family loan. The $3.0 million in loans that became nonperforming during the nine months ended September 30, 2012 were primarily related to five commercial real estate loans which totaled $2.2 million at September 30, 2012, and two commercial loans that totaled $660,000 at September 30, 2012. The ratio of nonperforming loans to total loans increased to 6.17% at September 30, 2012, compared to 5.28% at December 31, 2011 primarily due to a decrease in overall loan portfolio balances. The following table presents information regarding the number and balance of nonperforming loans at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Number of loans	Balance	Number of loans	Balance
	(Dollars in thousands)
Commercial	3	$667	1	$47
Single-family residential real estate	4	44	11	736
Multi-family residential real estate	2	3,937	3	4,996
Commercial real estate	8	3,132	6	2,356
Home equity lines of credit	3	147	3	166

Total	20	$7,927	24	$8,301

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $2.7 million at September 30, 2012 and $3.0 million at December 31, 2011. The decrease in TDRs included in nonaccrual loans was primarily due to repayments with proceeds from sales of collateral underlying the loans.

Nonaccrual loans at September 30, 2012 and December 31, 2011 do not include $3.8 million and $4.6 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed as the primary credit quality indicator to monitor credit risk for commercial, commercial real estate and multi-family residential real estate loans. We analyze these loans individually and categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Credit reviews for these loan types are performed at least annually, and more often for loans with higher credit risk. Loan officers maintain close contact with borrowers between reviews. Adjustments to loan risk ratings are based on these reviews and at any time information is received that may affect risk ratings. Additionally, an independent third party review of commercial, commercial real estate and multi-family residential loans is performed semi-annually. Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures and to provide an independent assessment of our internal loan risk rating system.

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

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. The levels of criticized and classified loans decreased during the nine months ended September 30, 2012. Loans designated as special mention decreased $1.9 million, or 12.0%, and totaled $14.3 million at September 30, 2012, compared to $16.2 million at December 31, 2011. Loans classified as substandard decreased $8.1 million, or 32.3%, and totaled $17.0 million at September 30, 2012, compared to $25.1 million at December 31, 2011. No loans were classified as doubtful at September 30, 2012, compared to $407,000 at December 31, 2011. The decrease in criticized and classified loans was due to principal repayments and payoffs, charge-offs and, to a lesser extent, risk classification improvements during the nine months ended September 30, 2012. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding risk classification of loans.

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

Total past due loans decreased $346,000, or 6.2%, and totaled $5.2 million at September 30, 2012, compared to $5.6 million at December 31, 2011. Past due loans totaled 4.06% of the loan portfolio at September 30, 2012, compared to 3.53% at December 31, 2011. The decrease in the balance of past due loans was primarily due to lower delinquencies in the multi-family residential and single-family residential loan segments, partially offset by an increase in delinquencies in the commercial, commercial real estate and consumer loan segments. The increase in the delinquency rate is primarily related to an 18.4% decrease in overall loan balances. See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding loan delinquencies.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

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

Unsecured commercial loans may present a higher risk of non-collection than secured commercial loans. Unsecured commercial loans totaled $1.5 million, or 8.3% of the commercial loan portfolio at September 30, 2012. The unsecured loans are primarily lines of credit to small businesses in CFBank’s market area and are guaranteed by the small business owners. At September 30, 2012, none of the unsecured loans was 30 days or more delinquent.

One of the more notable recessionary effects nationwide has been the reduction in real estate values. Real estate values in Ohio did not experience the dramatic increase prior to the recession that many other parts of the country did and, as a result, the declines have not been as significant, comparatively. However, real estate is the collateral on a substantial portion of the Company’s loans, and it is critical to determine the impact of any declining values in the ALLL determination. For individual loans evaluated for impairment, current appraisals were obtained wherever practical, or other valuation methods, including BPOs, were used to estimate declines in value for consideration in determining the ALLL. Within the real estate loan portfolio, in the aggregate, including single-family, multi-family and commercial real estate, approximately 86% of the portfolio had loan-to-value ratios of 85% or less, generally at origination. Declining collateral values and a continued adverse economic outlook have been considered in the ALLL at September 30, 2012; however, sustained recessionary pressure and declining real estate values in excess of management’s estimates, particularly with regard to commercial real estate and multi-family residential real estate, may expose the Company to additional losses.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $9.4 million, or 51.6% of the commercial portfolio at September 30, 2012. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank. Interest only home equity lines of credit totaled $10.5 million, or 70.5% of total home equity lines of credit at September 30, 2012.

Home equity lines of credit include both purchased loans and loans we originated for our portfolio. In 2005 and 2006, CFBank purchased home equity lines of credit collateralized by properties located throughout the U. S., including geographic areas that have experienced significant declines in housing values, such as California, Florida and Virginia. The outstanding principal balance of the purchased home equity lines of credit totaled $2.4 million at September 30, 2012, and $1.2 million, or 52.2%, of the balance is collateralized by properties in these states. The collateral values associated with certain loans in these states have declined by up to approximately 53% since these loans were originated in 2005 and 2006 and as a result, some loan balances exceed collateral values. There were fifteen loans with an aggregate principal balance outstanding of $1.1 million at September 30, 2012, where the loan balance exceeded the collateral value, generally determined using automated valuation methods, by an aggregate amount of $711,000. None of these loans was greater than 90 days delinquent or on nonaccrual status at September 30, 2012. The general ALLL related to these loans totaled $63 at September 30, 2012. Although the depressed state of the housing market and general economy has continued, there were no loan write-offs in this portfolio during the nine months ended September 30, 2012, and one loan write-off in the amount of $149,000 during the nine months ended September 30, 2011. We continue to monitor collateral values and borrower FICO® scores and, when the individual loan situation warrants, have frozen the lines of credit.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2012; however, future additions to the ALLL may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $1.6 million at September 30, 2012, and decreased $798,000, or 33.7% compared to $2.4 million at December 31, 2011. The decrease in foreclosed assets was due to a $962,000 charge to foreclosed assets expense during the nine months ended September 30, 2012 to reflect the fair value of various properties based on sales contracts, revaluation of properties and sales of two properties. This charge was partially offset by the addition of four properties totaling $282,000 since December 31, 2011.

Foreclosed assets at September 30, 2012 and December 31, 2011 included $447,000 and $1.2 million, respectively, related to approximately 42 acres of undeveloped land located in Columbus, Ohio that had been previously financed for development purposes. This property was acquired through foreclosure due to the adverse economic conditions impacting the borrower’s capacity to meet the contractual terms of the loan. A $982,000 charge-off was recorded when the property was foreclosed in April 2010. During 2011, an updated appraisal was performed on this property evidencing a further decline in value, which resulted in a charge to foreclosed assets expense of $1.1 million during the second quarter of 2011. In September 2012, a $762,000 charge to foreclosed assets expense was recorded to reflect additional losses that may result based on recent discussions with potential buyers of this property. A sales contract with a potential buyer was received for this property subsequent to September 30, 2012.

Foreclosed assets at September 30, 2012 and December 31, 2011 also included $808,000 and $967,000, respectively, related to a commercial building near Cleveland, Ohio that is currently 100% occupied and providing sufficient cash flow to cover operating expenses. A $201,000 charge-off was recorded when the property was foreclosed in November 2010. CFBank owns a participating interest in this property, and the lead bank is currently managing the building operations, including sale of the property. A $159,000 charge to foreclosed assets expense was recorded in June 2012 to reflect the fair value of this property based on a sales contract with a buyer at that time, which was expected to be completed in the third quarter of 2012. The sale subsequently fell through and the property is again being marketed for sale with no additional charge to foreclosed assets expense expected.

Foreclosed assets at September 30, 2012 and December 31, 2011 also included $159,000 and $194,000, respectively, related to a condominium in Akron, Ohio that is currently vacant. A $48,000 charge-off was recorded when the property was foreclosed in October 2010. A $17,000 charge to foreclosed assets expense was recorded in June 2012 to reflect the fair value of this property based on a sales contract with a buyer at that time, which was expected to be completed in the third quarter of 2012, which subsequently fell through. An additional $18,000 charge to foreclosed asset expense was recorded in September 2012 to reflect the fair value of this property based on a new sales contract with a new buyer that is expected to be completed in the fourth quarter of 2012.

Foreclosed assets at September 30, 2012 also included $62,000 related to a commercial condominium located in Stow, Ohio that is currently vacant and under contract for a sale that is expected to be completed in the fourth quarter of 2012. No charge-off was recorded when the property was foreclosed in April 2012.

Foreclosed assets at September 30, 2012 also included $96,000 related to a single-family residential property located in Youngstown, Ohio that is currently vacant and listed for sale. No charge-off was recorded when the property was foreclosed in September 2012.

The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming and other loans with credit issues.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Deposits. Deposits totaled $179.6 million at September 30, 2012 and decreased $37.4 million, or 17.3%, from $217.0 million at December 31, 2011. The decrease was primarily due to a $32.4 million decrease in certificate of deposit accounts. Certificate of deposit account balances totaled $102.6 million at September 30, 2012 and decreased $32.4 million, or 23.9%, from $135.0 million at December 31, 2011. The decrease was due to a $17.9 million decrease in brokered deposits, as discussed more fully below, and a $14.4 million decrease in retail deposit accounts. Retail certificate of deposit account balances decreased primarily due to maturities of non-brokered accounts that were originated via internet deposit gathering methods used by CFBank in an effort to build on-balance-sheet liquidity in advance of receipt of the CFBank Order.

CFBank is a participant in the CDARS program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. CDARS balances are considered brokered deposits by regulation. Brokered deposits, including CDARS balances, totaled $36.0 million at September 30, 2012, and decreased $17.9 million, or 33.2%, from $53.9 million at December 31, 2011. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.

Customer balances in the CDARS program totaled $4.2 million at September 30, 2012 and decreased $7.8 million, or 64.8%, from $12.0 million at December 31, 2011. Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances. Customer balances in the CDARS program have decreased $20.1 million since May 2011 as a result of this prohibition. Customer balances in the CDARS program represented 11.7% of total brokered deposits at September 30, 2012 and 22.3% of total brokered deposits at December 31, 2011. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012, September 14, 2012 and a current limited waiver which expires on December 13, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between September 15, 2012 and December 13, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

Long-term FHLB advances. Long-term FHLB advances totaled $10.0 million at September 30, 2012 and decreased $5.7 million, or 36.5%, from $15.7 million at December 31, 2011. The decrease was due to the repayment of advances that matured during the period. In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days. See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.

Subordinated debentures. Subordinated debentures totaled $5.2 million at both September 30, 2012 and December 31, 2011. These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company. The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years. The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering. Cumulative deferred interest payments totaled $348,000 at September 30, 2012 and $210,000 at December 31, 2011. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, roll over, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. The Company provided a written notice to the FED of its intention to pay the $348,000 deferred interest due as of September 30, 2012. Payment of the deferred interest was made on October 29, 2012 upon receipt of written non-objection from the FED. The Company intends to discontinue the deferral of interest payments and make future quarterly interest payments when due, upon written notice to and written non-objection from the FED with regard to each payment.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Stockholders’ equity. Stockholders’ equity totaled $24.4 million at September 30, 2012 and increased $14.5 million, or 145.0%, from $9.9 million at December 31, 2011. The increase was primarily due to $20.3 million in net proceeds from the stock offering, partially offset by $2.2 million related to redemption of the TARP obligations, $3.3 million net loss, $289,000 in preferred stock dividends related to the TARP Capital Purchase Program attributable to the period prior to redemption of the TARP obligations and a $54,000 decrease in unrealized gains in the securities portfolio.

On August 20, 2012, the Company announced the successful completion of its common stock offering. The Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the common stock offering.

The Holding Company was a participant in the TARP Capital Purchase Program and issued $7.2 million of preferred stock to Treasury on December 5, 2008. In connection with the issuance of the preferred stock, the Holding Company also issued to Treasury a warrant to purchase 67,314 shares of the Company’s common stock at an exercise price of $16.10 per share. On September 26, 2012, pursuant to an agreement with the Treasury, the Holding Company utilized $3.0 million of the proceeds from its common stock offering to redeem the TARP obligations. See Notes 11 and 12 to the consolidated financial statements included in this quarterly report for additional information regarding the Preferred Stock and warrant and redemption of the TARP obligations.

With the capital provided by the TARP Capital Purchase Program, we continued to make financing available to businesses and consumers in our market areas. Since receipt of $7.2 million in TARP Capital Purchase Program proceeds in December 2008 and through redemption of the TARP obligations on September 26, 2012, we originated or renewed $279.2 million in loans.

Comparison of the Results of Operations for the Three Months Ended September 30, 2012 and 2011

General. Net loss totaled $1.9 million for the quarter ended September 30, 2012. The discount on redemption of the TARP obligations increased earnings available to common stockholders by $5.0 million, which resulted in $.38 earnings per diluted common share despite the net loss for the quarter ended September 30, 2012. The net loss for the quarter ended September 30, 2011 totaled $435,000, or $(.66) per diluted common share.

The $1.5 million increase in the net loss for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, was primarily due to a $776,000 increase in foreclosed assets expense, a $321,000 decrease in net interest income, a $244,000 decrease in noninterest income and a $138,000 increase in the provision for loan losses during the current year period.

The $776,000 increase in foreclosed assets expense during the current period was primarily related to approximately 42 acres of undeveloped land in Columbus, Ohio held as a foreclosed asset, described previously. See the section titled “Financial Condition—Foreclosed assets” for information regarding the charge to foreclosed assets expense related to this property.

The $321,000 decrease in net interest income was due to a 10 basis point (bp) decrease in net interest margin from 2.36% in the September 2011 quarter to 2.26% in the September 2012 quarter. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The sustained high level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments, and a decrease in the average balance of loans outstanding negatively impacted net interest margin during the quarter ended September 30, 2012.

The $244,000 decrease in noninterest income was primarily due to $232,000 in net gains on sales of securities during the quarter ended September 30, 2011. There were no sales of securities during the quarter ended September 30, 2012.

Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $138,000 increase in the provision for loan losses during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. The increase in the provision for loan losses was primarily due to an increase in nonperforming loans.

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

Net interest income totaled $1.1 million for the quarter ended September 30, 2012 and decreased $321,000, or 22.0%, compared to $1.5 million for the quarter ended September 30, 2011. The margin decreased 10 bp to 2.26% in the third quarter of 2012, compared to 2.36% in the third quarter of 2011. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 22 bp and the average cost of interest-bearing liabilities decreased 8 bp during the quarter ended September 30, 2012, compared to the quarter ended September 30, 2011. The average yield on interest-earning assets decreased due to a decrease in both average loan and securities balances and a decrease in the average yield on loans. The average cost of interest-bearing liabilities decreased primarily due to reduced deposit pricing in the current year quarter, partially offset by an increase in the average cost of FHLB advances and other borrowings, including subordinated debentures.

Interest income. Interest income totaled $1.8 million and decreased $529,000, or 23.1%, for the quarter ended September 30, 2012, compared to $2.3 million for the quarter ended September 30, 2011. The decrease in interest income was primarily due to a decrease in interest income on loans.

Interest income on loans decreased $509,000, or 23.5%, to $1.7 million in the third quarter of 2012, from $2.2 million in the third quarter of 2011. The decrease in interest income on loans was due to a decrease in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $34.3 million, or 21.0%, to $128.9 million in the third quarter of 2012, from $163.2 million in the third quarter of 2011. The decrease in the average balance of loans was primarily due to principal repayments, loan payoffs and loan charge-offs. The average yield on loans decreased 16 bp to 5.14% in the third quarter of 2012, compared to 5.30% in the third quarter of 2011. The average yield on loans decreased due to a reduction in loan balances with rates higher than current market rates due to repayments, redeployment of funds from loan repayments into other assets and downward repricing on adjustable-rate loans.

Interest income on securities decreased $23,000, or 33.8%, to $45,000 in the third quarter of 2012, from $68,000 in the third quarter of 2011. The decrease in income on securities was due to a decrease in the average balance, partially offset by an increase in the average yield on securities. The average balance of securities decreased $8.2 million, or 34.7%, to $15.3 million in the third quarter of 2012, from $23.5 million in the third quarter of 2011. The decrease in the average balance of securities was due to maturities and repayments in excess of purchases. The average yield on securities increased 1 bp to 1.20% in the third quarter of 2012, from 1.19% in the third quarter of 2011. The increase in the average yield on securities was due to fluctuations in prepayment speeds of the mortgages underlying the mortgage-backed securities and collateralized mortgage obligations in the securities portfolio.

Interest expense. Interest expense decreased $208,000, or 25.0%, to $625,000 for the third quarter of 2012, compared to $833,000 in the third quarter of 2011. The decrease in interest expense resulted from lower deposit costs and a decrease in the average balance of deposits and borrowings, partially offset by higher borrowing costs in the current year quarter.

Interest expense on deposits decreased $180,000, or 26.4%, to $501,000 in the third quarter of 2012, from $681,000 in the third quarter of 2011. The decrease in interest expense on deposits was due to both a decrease in the average cost of deposits and a decrease in average deposit balances. The average cost of deposits decreased 11 bp to 1.19% in the third quarter of 2012, from 1.30% in the third quarter of 2011, due to sustained low market interest rates and reduced deposit pricing in the current year quarter. Average deposit balances decreased $41.6 million, or 19.8%, to $168.3 million in the third quarter of 2012, from $209.9 million in the third quarter of 2011. The decrease in average deposit balances was primarily due to a decrease in money market, certificate of deposit and interest-bearing checking account balances, partially offset by growth in savings account balances. Management used certificate of

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

deposit accounts, including brokered deposits, as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low market interest rates prior to receipt of the CFBank Order in May 2011. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits increased 10 bp to 1.89% at September 30, 2012, from 1.79% at September 30, 2011, due to the maturity of lower cost deposits since the same quarter last year, and was higher than the average cost of deposits in both periods. Average brokered deposit balances decreased $20.7 million, or 35.0%, to $38.5 million at September 30, 2012 from $59.2 million at September 30, 2011. The decrease in average brokered deposit balances was due to maturities after receipt of the CFBank Order that were not replaced due to the prohibition on acceptance and renewal of brokered deposits. See the section titled “Financial Condition—Deposits” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits.

Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $28,000, or 18.4%, to $124,000 in the third quarter of 2012, from $152,000 in the third quarter of 2011. The decrease in interest expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in the average balances, partially offset by an increase in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $5.7 million, or 27.5%, to $15.2 million in the third quarter of 2012, from $20.9 million in the third quarter of 2011. The decrease in the average balance was due to repayment of maturing FHLB advances with funds that were held in cash and cash equivalents. The average cost of borrowings increased 36 bp to 3.27% in the third quarter of 2012, from 2.91% in the third quarter of 2011. The increase in borrowing costs was primarily due to a higher reset rate on the subordinated debentures, which reprice quarterly at three-month LIBOR plus 285 bp, and to a lesser extent, higher FHLB borrowing costs due to the repayment of lower cost advances, compared to the prior year quarter.

Provision for loan losses. The provision for loan losses totaled $543,000 for the quarter ended September 30, 2012 and increased $138,000, or 34.1%, compared to $405,000 for the quarter ended September 30, 2011. The increase in the provision for loan losses for the quarter ended September 30, 2012 was primarily due to an increase in nonperforming loans.

Net charge-offs decreased $1.0 million and totaled $526,000, or 1.59% of average loans on an annualized basis for the quarter ended September 30, 2012, compared to $1.5 million, or 3.55% of average loans on an annualized basis for the quarter ended September 30, 2011. The decrease in net charge-offs during the three months ended September 30, 2012 was primarily related to multi-family residential real estate loans. See the previous section titled “Financial Condition – Allowance for loan losses” for additional information. The decrease in net charge-offs resulted from our ongoing loan workout efforts. The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2012 and 2011.

	For the three months ended September 30,
	2012	2011
	(Dollars in thousands)
Commercial	$—	$(29)
Single-family residential real estate	(1)	(2)
Multi-family residential real estate	—	867
Commercial real estate	536	533
Home equity lines of credit	(3)	134
Other consumer loans	(6)	(1)

Total	$526	$1,502

The level of loan charge-offs may increase in the future as we increase our workout efforts related to nonperforming and other loans with credit issues.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income. Noninterest income for the quarter ended September 30, 2012 totaled $262,000 and decreased $244,000, compared to $506,000 for the quarter ended September 30, 2011. The decrease was primarily due to $232,000 in net gains on sales of securities during the quarter ended September 30, 2011, which positively impacted CFBank’s core capital ratio. There were no sales of securities in the current year quarter.

The decrease in noninterest income was also due to a $12,000 decrease in net gains on sales of loans.

Net gains on sales of loans totaled $146,000 for the third quarter of 2012 and decreased 7.6% compared to $158,000 for the third quarter of 2011. The decrease in net gains on sales of loans in the current year quarter was due to an increase in compensation to loan originators as a result of an increase in origination volume. Originations totaled $9.0 million for the quarter ended September 30, 2012 and increased $343,000, or 4.0%, compared to $8.6 million in the prior year quarter.

Noninterest expense. Noninterest expense increased $771,000, or 38.7%, and totaled $2.8 million for the third quarter of 2012, compared to $2.0 million for the third quarter of 2011. The increase in noninterest expense during the three months ended September 30, 2012 was primarily due to an increase in foreclosed assets expense, professional fees and loan expenses, partially offset by a decrease in depreciation expense, FDIC premiums, director fees and other expenses.

Foreclosed assets expense totaled $776,000 for the three months ended September 30, 2012. There was no foreclosed assets expense for the three months ended September 30, 2011. The expense during the current year period was primarily related to a $762,000 charge related to undeveloped land and an $18,000 charge related to a commercial real estate property held in foreclosed assets, as discussed previously. The level of foreclosed assets expense may increase in the future as we increase our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.

Professional fees increased $57,000, or 32.2%, and totaled $234,000 for the three months ended September 30, 2012, compared to $177,000 for the three months ended September 30, 2011. The increase was primarily due to costs related to a review of the Company’s federal income tax change in control status as a result of completion of the stock offering, increased fees associated with compliance with the eXtensible Business Reporting Language (XBRL) interactive data reporting standards required by the SEC, and increased loan-related legal expense.

Loan expense increased $60,000 and totaled $69,000 for the three months ended September 30, 2012, compared to $9,000 for the three months ended September 30, 2011. The increase was due to payment of delinquent real estate taxes on problem loans, which protected CFBank’s lien position related to the collateral.

Depreciation expense decreased $39,000, or 41.9%, and totaled $54,000 for the three months ended September 30, 2012, compared to $93,000 for the three months ended September 30, 2011. The decrease was due to certain assets being fully depreciated at December 31, 2011.

FDIC premiums decreased $33,000, or 18.6%, and totaled $144,000 for the three months ended September 30, 2012, compared to $177,000 for the three months ended September 30, 2011. The decrease was primarily due to a lower assessment base in the current year quarter due to a decrease in the average assets at CFBank, which is a key component in determining the level of FDIC premiums.

Director fees decreased $16,000, or 36.3%, and totaled $28,000 for the three months ended September 30, 2012, compared to $44,000 for the three months ended September 30, 2011. The decrease was due to a decrease in fees paid to the former Chairman of the Board upon completion of the stock offering and a suspension of director fees beginning in September 2012 in consideration of the financial performance of the Company. Director fees are expected to resume after the Company achieves profitability.

Other expense decreased $42,000, or 55.3%, and totaled $34,000 for the three months ended September 30, 2012, compared to $76,000 for the three months ended September 30, 2011. The decrease was primarily due to a $43,000 decrease in losses associated with customer deposit accounts.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The ratio of noninterest expense to average assets totaled 4.91% for the quarter ended September 30, 2012, compared to 2.99% for the quarter ended September 30, 2011. The ratio of noninterest expense to average assets for the quarter ended September 30, 2012 was negatively impacted by the $776,000 foreclosed assets expense, discussed previously. The efficiency ratio increased to 141.17% for the quarter ended September 30, 2012, compared to 114.55% for the quarter ended September 30, 2011. The increase in the efficiency ratio for the quarter ended September 30, 2012 was primarily due to a decrease in net interest income and noninterest income in the current year quarter.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended September 30, 2012. As such, there was no income tax expense or benefit recorded for the quarters ended September 30, 2012 or 2011.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2012 and 2011

General. Net loss totaled $3.3 million for the nine months ended September 30, 2012. The discount on redemption of the TARP obligations increased income available to common stockholders by $5.0 million, which resulted in $.42 earnings per diluted common share despite the net loss for the nine months ended September 30, 2012. The net loss for the nine months ended September 30, 2011 totaled $4.1 million, or $(5.31) per diluted common share.

The $734,000, or 18.1%, decrease in the net loss for the nine months ended September 30, 2012 was primarily due to a $1.3 million decrease in the provision for loan losses and a $687,000 decrease in noninterest expense, partially offset by a $1.2 million decrease in net interest income and a $44,000 decrease in noninterest income, compared to the same period last year.

Management’s ongoing assessment of CFBank’s loan portfolio resulted in a $1.3 million decrease in the provision for loan losses during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011. The decrease in the provision for loan losses was due to a decrease in criticized and classified loans, past due loans, net loan write-offs and overall loan portfolio balances compared to the prior year period.

The $687,000 decrease in noninterest expense was primarily due to decreases in salaries and employee benefits, professional fees, foreclosed assets expense, depreciation expense, FDIC premiums and other expenses. See the section titled “Comparison of the Results of Operations for the Nine Months Ended September 30, 2012 and 2011—Noninterest expense” for additional information.

The $1.2 million decrease in net interest income was due to a 25 bp decrease in net interest margin from 2.49% for the nine months ended September 30, 2011 to 2.24% for the nine months ended September 30, 2012. The decrease in net interest margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The sustained high level of on-balance-sheet liquidity, which was invested in low-yielding overnight investments, and a decrease in the average balance of loans outstanding negatively impacted net interest margin during the nine months ended September 30, 2012.

The $44,000 decrease in noninterest income was primarily due to an $89,000 decrease in net gains on sales of securities compared to the prior year period, partially offset by a $59,000 increase in net gains on sales of loans in the current year period.

Net interest income. Net interest income totaled $3.6 million for the nine months ended September 30, 2012 and decreased $1.2 million, or 25.3%, compared to $4.8 million for the nine months ended September 30, 2011. The margin decreased 25 bp to 2.24% for the nine months ended September 30, 2012, compared to 2.49% for the prior year period. The decrease in margin was due to a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 36 bp and the average cost of interest-bearing liabilities decreased 9 bp for the nine months ended September 30, 2012, compared to the prior year period. The average yield on interest-earning assets decreased due to a decrease in average loan and securities balances and a decrease in the average yield on these assets. The average cost of interest-bearing liabilities decreased due to reduced deposit pricing in the current year period, partially offset by an increase in borrowing costs related to FHLB advances and other borrowings, including subordinated debentures.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest income. Interest income totaled $5.7 million and decreased $1.8 million, or 24.5%, for the nine months ended September 30, 2012, compared to $7.5 million for the nine months ended September 30, 2011. The decrease in interest income was primarily due to a decrease in interest income on loans and securities.

Interest income on loans decreased $1.7 million, or 23.6%, and totaled $5.3 million for the nine months ended September 30, 2012, compared to $7.0 million for the nine months ended September 30, 2011. The decrease in interest income on loans was due to a decrease in both the average balance and the average yield on loans. The average balance of loans outstanding decreased $38.0 million, or 21.8%, to $136.6 million during the nine months ended September 30, 2012, from $174.6 million during the prior year period. The decrease in the average balance of loans was primarily due to principal repayments, loan payoffs and loan charge-offs. The average yield on loans decreased 12 bp to 5.19% during the nine months ended September 30, 2012, compared to 5.31% during the prior year period. The average yield on loans decreased due to a reduction in loan balances with rates higher than current market rates due to repayments, redeployment of funds from loan repayments into other assets and downward repricing on adjustable-rate loans.

Interest income on securities decreased $213,000, or 56.2%, to $166,000 during the nine months ended September 30, 2012, from $379,000 for the nine months ended September 30, 2011. The decrease in income on securities was due to a decrease in both the average balance and the average yield on securities. The average balance of securities decreased $8.6 million, or 34.0%, to $16.7 million during the nine months ended September 30, 2012, from $25.3 million during the prior year period. The decrease in the average balance of securities was due to sales, maturities and repayments in excess of purchases. The average yield on securities decreased 75 bp to 1.30% during the nine months ended September 30, 2012, from 2.05% during the prior year period. The decrease in the average yield on securities was due to repayments on higher-yielding securities and securities purchases at lower market interest rates since September 30, 2011.

Interest expense. Interest expense decreased $619,000, or 23.1%, to $2.1 million for the nine months ended September 30, 2012, compared to $2.7 million for the nine months ended September 30, 2011. The decrease in interest expense resulted from lower deposit costs and a decrease in the average balance of deposits and borrowings, partially offset by higher borrowing costs in the current year period.

Interest expense on deposits decreased $482,000, or 22.6%, to $1.7 million for the nine months ended September 30, 2012, from $2.1 million for the nine months ended September 30, 2011. The decrease in interest expense on deposits was due to both a decrease in the average cost of deposits and a decrease in average deposit balances. The average cost of deposits decreased 9 bp to 1.21% for the nine months ended September 30, 2012, from 1.30% during the prior year period, due to sustained low market interest rates and reduced deposit pricing in the current year period. Average deposit balances decreased $36.6 million, or 16.8%, to $181.9 million during the nine months ended September 30, 2012, from $218.5 million during the prior year period. The decrease in average deposit balances was primarily due to a decrease in money market and certificate of deposit account balances, partially offset by growth in savings and interest-bearing checking account balances. Management used certificate of deposit accounts, including brokered deposits, as one of CFBank’s asset/liability management strategies to build on-balance-sheet liquidity and lock-in the cost of longer-term liabilities at low market interest rates prior to receipt of the CFBank Order in May 2011. Brokered deposits generally cost more than traditional deposits and can negatively impact the overall cost of deposits. The average cost of brokered deposits increased 8 bp to 1.82% for the nine months ended September 30, 2012, from 1.74% for the nine months ended September 30, 2011, due to the maturity of lower cost deposits since the same period last year, and was higher than the average cost of deposits in both periods. Average brokered deposit balances decreased $22.2 million, or 33.5%, to $43.9 million for the nine months ended September 30, 2012 from $66.1 million for the nine months ended September 30, 2011. The decrease in average brokered deposit balances was due to maturities after receipt of the CFBank Order that were not replaced due to the prohibition on acceptance and renewal of brokered deposits. See the section titled “Financial Condition—Deposits” for further information on brokered deposits, and the section titled “Liquidity and Capital Resources” for a discussion of regulatory restrictions on CFBank’s use of brokered deposits.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest expense on FHLB advances and other borrowings, including subordinated debentures, decreased $137,000, or 25.2%, to $406,000 for the nine months ended September 30, 2012, from $543,000 for the nine months ended September 30, 2011. The decrease in interest expense on FHLB advances and other borrowings, including subordinated debentures, was due to a decrease in the average balances, partially offset by an increase in the average cost of these funds. The average balance of FHLB advances and other borrowings, including subordinated debentures, decreased $7.3 million, or 29.8%, to $17.2 million in the nine months ended September 30, 2012, from $24.6 million in the nine months ended September 30, 2011. The decrease in the average balance was due to repayment of maturing FHLB advances with funds that were held in cash and cash equivalents. The average cost of borrowings increased 19 bp to 3.14% in the nine months ended September 30, 2012, from 2.95% in the nine months ended September 30, 2011. The increase in borrowing costs was primarily due to a higher reset rate on the subordinated debentures, which reprice quarterly at three-month LIBOR plus 285 bp, and to a lesser extent, higher FHLB borrowing costs due to the repayment of lower cost advances, compared to the prior year period.

Provision for loan losses. The provision for loan losses totaled $943,000 for the nine months ended September 30, 2012 and decreased $1.3 million, or 58.2%, compared to $2.3 million for the nine months ended September 30, 2011. The decrease in the provision for loan losses for the nine months ended September 30, 2012 was due to a 68.2% decrease in net charge-offs, a 7.0% decrease in past due loans, a 20.7% decrease in criticized and classified loans and a 22.1% decrease in overall loan portfolio balances from September 30, 2011.

Net charge-offs decreased $3.5 million and totaled $1.6 million, or 1.53% of average loans on an annualized basis for the nine months ended September 30, 2012, compared to $5.1 million, or 3.70% of average loans on an annualized basis for the nine months ended September 30, 2011. The decrease in net charge-offs during the nine months ended September 30, 2012 was primarily related to commercial, multi-family residential real estate and commercial real estate loans. See the previous section titled “Financial Condition – Allowance for loan losses” for additional information. The decrease in net charge-offs resulted from our ongoing loan workout efforts. The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2012 and 2011.

	For the nine months ended September 30,
	2012	2011
	(Dollars in thousands)
Commercial	$(193)	$1,040
Single-family residential real estate	(1)	8
Multi-family residential real estate	412	2,115
Commercial real estate	1,329	1,760
Home equity lines of credit	47	129
Other consumer loans	17	8

Total	$1,611	$5,060

The level of loan charge-offs may increase in the future as we increase our workout efforts related to nonperforming and other loans with credit issues.

Noninterest income. Noninterest income for the nine months ended September 30, 2012 totaled $760,000 and decreased $44,000, or 5.5%, compared to $804,000 for the nine months ended September 30, 2011. The decrease was primarily due to an $89,000 decrease in net gains on sales of securities, partially offset by a $59,000 increase in net gains on sales of loans compared to the prior year period. The decrease in net gains on sales of securities was due to a lower volume of security sales in the current year period. The gains on sales positively impacted CFBank’s core capital ratio.

Net gains on sales of loans totaled $281,000 for the nine months ended September 30, 2012, and increased $59,000, or 26.6%, compared to $222,000 for the nine months ended September 30, 2011. The increase in net gains on sales of loans was due to a decrease in loan originator and loan processor compensation, partially offset by a decrease in gross fees earned on loan sales due to lower origination volumes in the current year period. Originations totaled $20.7 million for the nine months ended September 30, 2012 and decreased $6.9 million, or 25.0%, compared to $27.6 million in the prior year period. The decrease in originations was primarily due to CFBank having fewer mortgage loan originators in the current year period. The number of originators decreased as a result of attrition and termination of originators with low production.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense. Noninterest expense decreased $687,000, or 9.2%, and totaled $6.8 million for the nine months ended September 30, 2012, compared to $7.4 million for the nine months ended September 30, 2011. The decrease in noninterest expense during the nine months ended September 30, 2012 was primarily due to decreases in salaries and employee benefits, professional fees, foreclosed assets expense, depreciation expense, FDIC premiums and other expenses.

Salaries and employee benefits decreased $121,000, or 3.9%, and totaled $3.0 million for the nine months ended September 30, 2012, compared to $3.1 million for the prior year period. The decrease was primarily related to lower compensation cost due to lower staffing levels in the current year period.

Professional fees decreased $85,000, or 11.5%, and totaled $651,000 for the nine months ended September 30, 2012, compared to $736,000 for the prior year period. The decrease was primarily due to lower professional fees related to regulatory compliance compared to the prior year period.

Foreclosed assets expense decreased $203,000, or 17.1%, and totaled $982,000 for the nine months ended September 30, 2012, compared to $1.2 million for the prior year period. The decrease was primarily due to a decrease in charges related to the valuation of properties held in foreclosed assets and expenses related to the maintenance of foreclosed properties. Charges related to the valuation of properties held in foreclosed assets decreased $177,000, or 15.5%, and totaled $962,000 for the nine months ended September 30, 2012, compared to $1.1 million for the prior year period. Expenses related to maintenance of foreclosed properties, including real estate taxes, utilities and other fees, decreased $24,000, or 25.3%, and totaled $30,000 for the nine months ended September 30, 2012, compared to $54,000 for the prior year period. The level of foreclosed assets expense may increase in the future as we increase our workout efforts related to current foreclosed assets and nonperforming and other loans with credit issues, which may result in additional foreclosed properties.

Depreciation expense decreased $128,000, or 41.2%, and totaled $183,000 for the nine months ended September 30, 2012, compared to $311,000 for the prior year period. The decrease was due to certain assets being fully depreciated at December 31, 2011.

FDIC premiums decreased $85,000, or 16.1%, and totaled $442,000 for the nine months ended September 30, 2012, compared to $527,000 for the prior year period. The decrease was primarily due to a lower assessment base in the current year period due to a decrease in the average assets at CFBank, which is a key component in determining the level of FDIC premiums.

Other expense decreased $62,000, or 41.1%, and totaled $89,000 for the nine months ended September 30, 2012, compared to $151,000 for the nine months ended September 30, 2011. The decrease was primarily due to a $44,000 decrease in losses associated with customer deposit accounts and a $10,000 decrease in travel and mileage expenses.

The ratio of noninterest expense to average assets totaled to 3.87% for the nine months ended September 30, 2012, compared to 3.55% for the nine months ended September 30, 2011. The increase in the ratio of noninterest expense to average assets for the nine months ended September 30, 2012 was primarily due to a decrease in average assets. The efficiency ratio increased to 136.43% for the nine months ended September 30, 2012, compared to 116.15% for the nine months ended September 30, 2011. The increase in the efficiency ratio for the nine months ended September 30, 2012 was primarily due to a decrease in net interest income and noninterest income, partially offset by a decrease in noninterest expense in the current year period.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the nine months ended September 30, 2012. As such, there was no income tax expense or benefit recorded for the nine months ended September 30, 2012 or 2011.

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

	For the Three Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$15,336	$45	1.20%	$23,471	$68	1.19%
Loans and loans held for sale (3)	128,880	1,656	5.14%	163,247	2,165	5.30%
Other earning assets	55,855	41	0.29%	58,962	38	0.26%
FHLB stock	1,942	20	4.12%	1,942	20	4.12%

Total interest-earning assets	202,013	1,762	3.49%	247,622	2,291	3.71%
Noninterest-earning assets	23,093			19,112

Total assets	$225,106			$266,734

Interest-bearing liabilities:
Deposits	$168,344	501	1.19%	$209,963	681	1.30%
FHLB advances and other borrowings	15,155	124	3.27%	20,897	152	2.91%

Total interest-bearing liabilities	183,499	625	1.36%	230,860	833	1.44%
Noninterest-bearing liabilities	21,427			24,060

Total liabilities	204,926			254,920
Equity	20,180			11,814

Total liabilities and equity	$225,106			$266,734

Net interest-earning assets	$18,514			$16,762

Net interest income/interest rate spread		$1,137	2.13%		$1,458	2.27%

Net interest margin			2.26%			2.36%

Average interest-earning assets to average interest-bearing liabilities	110.09%			107.26%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Average Balances, Interest Rates and Yields—continued

	For the Nine Months Ended September 30,
	2012			2011
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$16,741	$166	1.30%	$25,349	$379	2.05%
Loans and loans held for sale (3)	136,565	5,316	5.19%	174,586	6,957	5.31%
Other earning assets	59,655	122	0.27%	57,429	109	0.25%
FHLB stock	1,942	63	4.33%	1,942	63	4.33%

Total interest-earning assets	214,903	5,667	3.51%	259,306	7,508	3.87%
Noninterest-earning assets	17,773			20,219

Total assets	$232,676			$279,525

Interest-bearing liabilities:
Deposits	$181,885	1,651	1.21%	$218,541	2,133	1.30%
FHLB advances and other borrowings	17,234	406	3.14%	24,553	543	2.95%

Total interest-bearing liabilities	199,119	2,057	1.38%	243,094	2,676	1.47%
Noninterest-bearing liabilities	20,822			23,082

Total liabilities	219,941			266,176
Equity	12,735			13,349

Total liabilities and equity	$232,676			$279,525

Net interest-earning assets	$15,784			$16,212

Net interest income/interest rate spread		$3,610	2.13%		$4,832	2.40%

Net interest margin			2.24%			2.49%

Average interest-earning assets to average interest-bearing liabilities	107.93%			106.67%

(1)	Average balance is computed using the carrying value of securities.

Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2012
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2011			September 30, 2011
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$3	$(26)	$(23)	$(111)	$(102)	$(213)
Loans and loans held for sale	(66)	(443)	(509)	(160)	(1,481)	(1,641)
Other earning assets	14	(11)	3	8	5	13

Total interest-earning assets	(49)	(480)	(529)	(263)	(1,578)	(1,841)

Interest-bearing liabilities:
Deposits	(53)	(127)	(180)	(142)	(340)	(482)
FHLB advances and other borrowings	96	(124)	(28)	53	(190)	(137)

Total interest-bearing liabilities	43	(251)	(208)	(89)	(530)	(619)

Net change in net interest income	$(92)	$(229)	$(321)	$(174)	$(1,048)	$(1,222)

(1)	Securities amounts are presented on a fully taxable equivalent basis.

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

The significant change in stock ownership associated with the stock offering completed in August 2012 exposes the Company to Section 382 of the Internal Revenue Code of 1986, as amended (the Code), “Limitation on Net Operating Loss Carryforwards and Certain Built-in Losses Following Ownership Change” which has the potential to substantially limit the Company’s ability to deduct certain built in losses or to use tax loss and credit carryforwards. In the event an “ownership change” does not occur under Section 382 of the Code, the Company could have available up to $19.5 million (as of December 31, 2011) in net operating loss carryforwards which could be used to reduce taxes due on potential future income.

An initial analysis of the common stock offering suggests that the transaction triggered a “change in control” under Section 382 of the Code, which would result in the loss or reduction of the Company’s net operating loss carryforwards along with certain built in losses which could be utilized to offset potential future income. Due to the full deferred tax valuation allowance, there is presently no asset recorded for the benefit of net operating loss carryforwards. The relevant calculations under Section 382 of the Code are technical and highly complex, and management is conducting an ongoing, comprehensive review of the common stock offering to confirm whether a “change in control” has occurred.

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

PART 1. Item 2

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$66,946	$63,959
Additional borrowing capacity at the FHLB	10,116	3,503
Additional borrowing capacity at the FRB	12,979	14,764
Unused commercial bank line of credit	1,000	1,000

Total	$91,041	$83,226

Cash available from liquid assets and borrowing capacity increased $7.8 million, or 9.4%, to $91.0 million at September 30, 2012, from $83.2 million at December 31, 2011.

The sustained high level of cash, unpledged securities and deposits in other financial institutions was a result of management’s decision to build liquidity, prior to receipt of the CFBank Order in May 2011, to deal with potential regulatory restrictions, including those on brokered deposits, potential retail deposit outflows and potential decreased borrowing capacity from the FHLB and FRB. Cash, unpledged securities and deposits in other financial institutions increased $2.9 million, or 4.7%, to $66.9 million at September 30, 2012 compared to $64.0 million at December 31, 2011. The increase was primarily due to net cash proceeds from the stock offering, cash flows from the loan portfolio that were not redeployed into new loan originations and cash flows from the securities portfolio that were not invested in new securities, partially offset by the funding of deposit withdrawals and the repayment of matured borrowings during the nine months ended September 30, 2012. Management expects that the level of on-balance-sheet liquidity will decrease as new loan originations are made pursuant to the business plan implemented since completion of the stock offering in August 2012.

CFBank’s additional borrowing capacity with the FHLB increased to $10.1 million at September 30, 2012 from $3.5 million at December 31, 2011, primarily due to the repayment of $5.7 million in matured borrowings, partially offset by a decrease in collateral pledged to the FHLB. In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of one year. In November 2011, CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days, and in April 2012, CFBank was notified by the FHLB that the maximum maturity for future advances was further reduced to 30 days.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity at the FRB decreased to $13.0 million at September 30, 2012 from $14.8 million at December 31, 2011. The decrease in borrowing capacity is primarily related to a decrease in eligible collateral pledged to the FRB due to a decrease in the related loan balances. In April, 2011, CFBank was notified by the FRB that, due to regulatory considerations, it was no longer eligible for borrowings under the FRB’s Primary Credit Program, but was only eligible to borrow under the FRB’s Secondary Credit Program. Under the FRB’s Primary Credit Program, CFBank had access to short-term funds at any time, for any reason based on the collateral pledged. Under the Secondary Credit Program, which involves a higher level of administration, each borrowing request must be individually underwritten and approved by the FRB, CFBank’s collateral is automatically reduced by 10% and the cost of borrowings is 50 bp higher.

CFBank’s unused commercial bank lines of credit totaled $1.0 million at both September 30, 2012 and December 31, 2011.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

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

Prior to receipt of the CFBank Order in May 2011, we used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we are prohibited from accepting or renewing brokered deposits without FDIC approval. We have the ability to seek wholesale deposits that are not considered brokered deposits. At September 30, 2012, CFBank had $36.0 million in brokered deposits with maturity dates from October 2012 through August 2016. At September 30, 2012, cash, unpledged securities and deposits in other financial institutions totaled $66.9 million and was sufficient to cover all brokered deposit maturities.

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

CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012, September 14, 2012 and a current limited waiver which expires on December 13, 2012. The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between September 15, 2012 and December 13, 2012. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers. See the previous section titled “Financial Condition—Deposits” for additional information on CDARS deposits.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, in accordance with the provisions of the Dodd-Frank Act previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s program which provides unlimited deposit insurance coverage, through December 31, 2012, for noninterest bearing transaction accounts. Deposit retention may be negatively impacted by factors, including, but not limited to, further deterioration in the performance of the Holding Company or CFBank, additional material restrictions or penalties imposed by regulators pursuant to the Orders and the perception of the viability of the Holding Company or CFBank in our market areas.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries, including CFBank, or the sale of assets. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, roll over, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings. See the section titled “Financial Condition – Stockholders’ equity” for a discussion of the Company’s registered common stock offering.

A portion of the proceeds from the stock offering were retained by the Holding Company for growth and general corporate purposes and are estimated to be sufficient to support the Holding Company’s cash requirements for the foreseeable future based on our current business plan. The Holding Company and its subsidiaries, other than CFBank, had available cash of $5.3 million at September 30, 2012. Holding Company cash provided from net proceeds of the stock offering was reduced by $3.0 million for redemption of the TARP obligations and a $13.5 million capital contribution to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the Bank Order. The Holding Company’s current cash requirements include debt service on the subordinated debentures and operating expenses. See the section titled “Balance Sheet – Subordinated Debentures” for additional information on debt service requirements of the subordinated debentures. Management believes the Holding Company’s liquidity is sufficient at September 30, 2012.

Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend is not more than the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of September 30, 2012, CFBank was not permitted to pay any dividends to the Holding Company without receiving the prior written approval of the OCC in accordance with the requirements off the CFBank Order. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. There is no assurance that the payment of dividends from CFBank to the Holding Company would be approved by the OCC while CFBank is suffering significant losses.

See Note 2 to our consolidated financial statements included in this quarterly report for information regarding regulatory matters and Holding Company liquidity.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4.

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) in the third quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION

PART II.—Other Information

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Holding Company or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which CFBank is a party to incidental to its banking business. We consider none of those proceedings to be material.

Item 1A. Risk Factors

Except as described in Notes 2, 11 and 12 to our consolidated financial statements included in this quarterly report, which contain information regarding completion of the stock offering and redemption of the TARP obligations, there were no material changes to the risk factors as presented in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) None.

(b) Not applicable.

(c) No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company of any “affiliated purchaser” as defined in Ruld 10b-18(a)(3) under the Exchange Act during the third quarter of 2012. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock or its common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits.

See Exhibit Index at page 91 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: November 14, 2012	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
Chief Executive Officer

Dated: November 14, 2012	By:	/s/ Therese Ann Liutkus
Therese Ann Liutkus, CPA
Treasurer and Chief Financial Officer

Exhibit Number	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

3.4	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.5	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.6	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

10.1	Securities Purchase Agreement by and between the United States Department of the Treasury and Central Federal Corporation dated as of September 12, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2012 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

101.1	Interactive Data File (XBRL)