Form 10-K
period 2012-12-31
CENTRAL FEDERAL CORP
filed 2013-04-01
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25045

CENTRAL FEDERAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2923 Smith Road, Fairlawn, Ohio	44333
(Address of Principal Executive Offices)	(Zip Code)

(330) 666-7979

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	Nasdaq® Capital Market
Title of Class)	(Name of Exchange on which Registered)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2012 was $1.1 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 15, 2013, there were 15,824,710 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Rule 14a-3(b) Annual Report to Stockholders for its fiscal year ended December 31, 2012, which was filed with the Securities and Exchange Commission (the Commission) on or about April 1, 2013, and its Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on May 16, 2013, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements

Statements in this Form 10-K and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the Holding Company) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as “estimate,” “strategy,” “may,” “believe,” “anticipate,” “expect,” “predict,” “will,” “intend,” “plan,” “targeted,” and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements. The following, among other factors, could cause such differences:

•	a continuation of current high unemployment rates and difficult economic conditions or adverse changes in general economic conditions and economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

•	changes in interest rates that may reduce net interest margin and impact funding sources;

•	our ability to maintain sufficient liquidity to continue to fund our operations;

•	our ability to reduce our high level of nonperforming assets and operating expenses;

•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;

•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;

•	results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan losses or write-down assets;

•	our ability to meet the requirements of the Orders, as defined below, in Part I, Item 1, Business under the section captioned “Cease and Desist Orders”;

•	uncertainty related to our ability to continue to receive limited waivers from the FDIC allowing us to roll over or renew reciprocal CDARS deposits;

•	uncertainty related to the ability of the counterparty to call our interest- rate swaps;

•	our ability to generate profits in the future;

•	changes in tax laws, rules and regulations;

•	various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC);

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;

•	our ability to grow our core businesses;

•	technological factors which may affect our operations, pricing, products and services;

•	unanticipated litigation, claims or assessments; and

•	management’s ability to manage these and other risks.

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

General

Central Federal Corporation (the Holding Company), which was formerly known as Grand Central Financial Corp., was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization. CFBank is a community-oriented savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank. As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary. As a savings and loan holding company, we are subject to regulation by the FED. Central Federal Capital Trust I (the Trust), a wholly owned subsidiary of the Holding Company, was formed in 2003 to raise additional funding for the Company. The Holding Company is not considered the primary beneficiary of this trust (variable interest entity), therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. Ghent Road, Inc., a wholly owned subsidiary of the Holding Company, was formed in 2006 and owns land adjacent to CFBank’s Fairlawn, Ohio office. Smith Ghent LLC, a wholly owned subsidiary of the Holding Company, owns the office building and land in Fairlawn which is leased to CFBank. The Holding Company previously was a one-third owner in Smith Ghent LLC and acquired the remaining two-thirds interest on October 6, 2009. Currently, we do not transact material business other than through CFBank. At December 31, 2012, assets totaled $215.0 million and stockholders’ equity totaled $23.6 million.

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

Cease and Desist Orders

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued. In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act), the FED replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank. The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators. See Note 2 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

The significant directives contained in the Orders, including the requirement to reduce the level of our criticized classified assets, maintain growth and operating parameters in line with our business plan, restrictions on broker deposits, restrictions on certain types of lending and restrictions on dividend payments, may impede our ability to operate our business and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business and could negatively impact the scope and flexibility of our business activities.

Certain provisions of the Orders that could have a material impact on the financial condition and operating results of CFBank and the Holding Company are as follows:

1.	The CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, and CFBank will not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remains in place, even if it meets or exceeds these capital levels. At December 31, 2012, CFBank had 10.97% core capital, 14.26% tier 1 risk-based capital and 15.53% total risk-based capital.

2.	Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval. A portion of the proceeds from the stock offering were retained by the Holding Company for general corporate purposes and management believes the Holding Company’s liquidity is sufficient at December 31, 2012. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering losses. It is unlikely that CFBank will be able to pay dividends to the Holding Company until the level of problem assets is reduced and CFBank obtains sustained profitability.

3.	Because CFBank is not considered to be well-capitalized, as a result of the Orders, it is prohibited from accepting brokered deposits without FDIC approval and is subject to market rate limitations published by the FDIC when offering deposits to the general public.

On August 20, 2012, the Company announced the successful completion of its registered common stock offering. The Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million before expenses. With the proceeds from the stock offering, the Company contributed $13.5 million to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order. In addition, the Company used proceeds from the stock offering to redeem its TARP obligations from the U.S. Treasury on September 26, 2012. The remaining proceeds from the registered common stock offering have been retained by the Holding Company for general corporate purposes and are estimated to be sufficient to support the Holding Company’s cash requirements for the foreseeable future based on its current business plan. See Note 2 of our consolidated financial statements included in the 2012 Annual Report found in Exhibit 13.1 of this report.

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

Lending Activities

Loan Portfolio Composition. The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans and, to a lesser degree, mortgage loans secured by single-family residences and consumer loans. It also consists of a portfolio of residential mortgage loans totaling $25.4 million as a result of participation in the Northpointe Mortgage Purchase Program. At December 31, 2012, gross loans receivable totaled $158.3 million and increased nearly $1 million, or .6%, from $157.3 million at December 31, 2011. Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $101.3 million and represented 64.0% of the gross loan portfolio at December 31, 2012 and 78.2% at both December 31, 2011, and December 31, 2010. Beginning in June 2010 and continuing through August 2012, management slowed new lending to increase our capital ratios and, after receipt of the CFBank Order, to comply with lending restrictions. However, lending activities have significantly increased since the recapitalization was completed. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, decreased $21.6 million, or 17.6%, during 2012. Portfolio single-family residential mortgage loans, including related construction loans and the Mortgage Purchase Program Loans, totaled $43.1 million and represented 27.2% of total gross loans at year-end 2012, compared to 11.6% at year-end 2011 and 12.8% at year-end 2010. The remainder of the portfolio consisted of consumer loans, which totaled $13.9 million, or 8.8% of gross loans receivable at year-end 2012.

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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,
	2012		2011		2010		2009		2008
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$43,058	27.21%	$18,214	11.58%	$23,273	11.61%	$29,578	12.37%	$28,737	12.07%
Multi-family	21,576	13.63%	27,163	17.27%	35,308	17.61%	37,788	15.81%	41,541	17.45%
Construction	14	0.01%	—	0.00%	4,919	2.45%	5,811	2.43%	3,068	1.29%
Commercial real estate	54,291	34.30%	69,757	44.35%	80,725	40.26%	96,854	40.51%	97,015	40.76%

Total real estate mortgage loans	118,939	75.15%	115,134	73.20%	144,225	71.93%	170,031	71.12%	170,361	71.57%
Consumer loans:
Home equity loans	419	0.26%	651	0.41%	968	0.48%	1,159	0.48%	633	0.27%
Home equity lines of credit	12,963	8.19%	14,921	9.49%	16,316	8.14%	19,023	7.96%	19,804	8.31%
Automobile	50	0.03%	41	0.03%	98	0.05%	4,943	2.07%	5,151	2.17%
Other	501	0.32%	529	0.34%	724	0.36%	1,040	0.43%	1,007	0.42%

Total consumer loans	13,933	8.80%	16,142	10.27%	18,106	9.03%	26,165	10.94%	26,595	11.17%
Commercial loans	25,408	16.05%	25,994	16.53%	38,194	19.04%	42,897	17.94%	41,087	17.26%

Total loans receivable	158,280	100.00%	157,270	100.00%	200,525	100.00%	239,093	100.00%	238,043	100.00%

Less:
Allowance for loan losses	(5,237)		(6,110)		(9,758)		(7,090)		(3,119)

Loans receivable, net	$153,043		$151,160		$190,767		$232,003		$234,924

Construction loans include single-family real estate loans of $0, $0, $2,324, $1,056, and $180, at December 31, 2012 ,2011, 2010, 2009, and 2008, respectively, and commercial real estate loans of $14, $0, $2,595, $4,755, and $2,888, at December 31, 2012, 2011, 2010, 2009, and 2008, respectively. Loan balances for the periods ending December 31, 2012, 2011, 2010, 2009 and 2008 are reported at the recorded investment.

Loan Maturity. The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2012. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2012
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$28,702	$440	$1,099	$30,241

After one year:
More than one year to three years	17,885	215	2,495	20,595
More than three years to five years	33,207	48	4,232	37,487
More than five years to 10 years	21,000	221	6,352	27,573
More than 10 years to 15 years	2,905	7,162	816	10,883
More than 15 years	15,240	5,847	10,414	31,501

Total due after 2012	90,237	13,493	24,309	128,039

Total amount due	$118,939	$13,933	$25,408	$158,280

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

The following table sets forth at December 31, 2012, the dollar amount of total loans receivable contractually due after December 31, 2013, and whether such loans have fixed interest rates or adjustable interest rates.

	Due after December 31, 2013
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans(1)	$39,773	$50,464	$90,237
Consumer loans	665	12,828	13,493
Commercial loans	6,282	18,027	24,309

Total loans	$46,720	$81,319	$128,039

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans. Lending activities are conducted through our offices. In 2003, we began originating commercial, commercial real estate and multi-family mortgage loans and expanded into business financial services in the Fairlawn and Columbus, Ohio markets.

CFBank participates in various loan programs offered by the Small Business Administration (SBA) enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 90%. SBA loans totaled $2.7 million at December 31, 2012, compared to $5.9 million at December 31, 2011 and $6.3 million at December 31, 2010. We also participate in the State of Ohio’s GrowNOW program, which provides small business borrowers with a 3% interest rate reduction on small business loans funded through deposits from the State of Ohio at CFBank. At December 31, 2012, loans outstanding under the GrowNOW program totaled $42,000 compared to $1.5 million at December 31, 2011. The GrowNOW lending program is unavailable to CFBank as long as the CFBank Order remains in effect.

Commercial, commercial real estate and multi-family loans are predominantly adjustable rate loans, although we offer both fixed rate and adjustable rate loans. Fixed rate loans are generally limited to three to five years. CFBank also accommodates borrowers who desire fixed rate loans for longer than three to five years by utilizing interest-rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 20 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.

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

We currently sell substantially all of the single-family mortgage loans that we originate on a servicing released basis. All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten to comply with additional guidelines as may be required by the individual investor. During 2011 we achieved direct endorsed underwriter status, a designation by the Department of Housing and Urban Development that allows us to offer loans insured by the Federal Housing Authority (FHA). We also began offering a reverse mortgage product in 2011. A high volume of residential mortgage originations is a key component for profitability in this part of our business. For the year ended December 31, 2012, single-family mortgage loans originated for sale totaled $30.5 million, and decreased $5.6 million, or 15.5%, compared to $36.0 million in 2011. The decrease in originations was partially due to having six fewer mortgage loan originators in the current year. The number of originators decreased as a result of attrition and termination of originators with low production. Additionally, the First-Time Home Buyer Credit, which was extended for purchases made through April 30, 2010 by The Worker, Homeownership and Business Assistance Act of 2009, positively impacted originations in 2010. The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential originations in 2012. If market mortgage rates increase mortgage production, and resultant gains on sales of loans, could decrease.

At December 31, 2012, portfolio single-family mortgage loans originated by the Bank totaled $17.7 million, or 13.3% of total loans. Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85% of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance. Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance. Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family ARM loans, which totaled $6.8 million, or 15.8% of the single-family mortgage loan portfolio at December 31, 2012, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

On December 11, 2012, the CFBank entered into a Mortgage Purchase Program with a Michigan banking corporation. Through a Participation Agreement, CFBank agreed to temporarily purchase from the Michigan bank fully underwritten and pre-sold Mortgage Loans originated by various prescreened mortgage brokers located throughout the U.S. The Participation Agreement provides for CFBank to purchase individually (MERS registered) loans from the Michigan bank and hold them until funded by the end investor. This process on average takes roughly 14 days. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions like Wells Fargo Bank. The Purchase Agreement provided CFBank with $25.4 million in purchased mortgage loans at December 31, 2012. CFBank purchases a 75% interest in these (pre-sold to investor) loans from the Michigan Bank. These Loans are 100% risk rated and held as portfolio loans. See Note 4 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K.

Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans has been a significant lending activity since 2003. Management decreased originations of these loan types beginning in June 2010 and continuing through mid 2012 in response to continued weak economic conditions impacting the financial strength of borrowers and market values of collateral underlying these types of loans, the related increased risk characteristics and adverse credit-related performance of CFBank’s existing commercial real estate and multi-family residential loan portfolios and, after receipt of the CFBank Order, to comply with lending restrictions. Commercial real estate and multi-family residential mortgage loan balances decreased $21.0 million, or 21.7%, in 2012 and $19.1 million, or 16.5%, in 2011. We anticipate that commercial real estate and multi-family residential mortgage lending activities and loan balances may be stabilizing based on the recent activities during the last quarter of 2012.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 75% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $250,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans. CFBank sometimes accommodates loan borrowers who desire fixed rate loans for longer than three to five years by utilizing interest-rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates. See Note 20 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps. Adjustable rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending. Origination of commercial loans has been a significant lending activity since 2003. Management decreased the origination of commercial loans beginning in June 2010 and continuing until the completion of the capital raise in 2012. Commercial loan balances decreased $586,000, or 2.3%, in 2012 and $12.2 million, or 31.9%, in 2011. However, it appears that commercial lending activities and loan balances may be stabilizing based on loan experience during the fourth quarter of 2012.

We make commercial loans primarily to businesses generally located within our primary market area. Those loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed and adjustable rate commercial loans. Fixed rate loans are generally limited to three to five years. Adjustable rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. To a lesser extent, we originate construction, land and land development loans in our primary market areas. Management decreased the origination of these loans beginning in June 2010 and continuing through the completion of the capital raise in August 2012. There was only one small construction loan balance outstanding at December 31, 2012. Land loan balances increased $14,000, or 100%, in 2012. We anticipate that construction, land and land development lending activities may grow slowly as it is not a target area for loan development.

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

Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits. At December 31, 2012 the consumer loan portfolio totaled $13.9 million, or 8.8% of gross loans receivable.

Home equity lines of credit comprise the majority of consumer loan balances and totaled $13.0 million at December 31, 2012. Home equity lines of credit include those purchased in the past and loans we originated for our portfolio. We offer a variable rate home equity line of credit which we originate for our portfolio. The interest rate adjusts monthly at various margins above the prime rate of interest as disclosed in The Wall Street Journal. The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment and the borrower’s FICO® score. The amount of the line is based on the borrower’s credit history, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral.

We continue to originate a few automobile loans, primarily as a courtesy to our existing customers.

Delinquencies and Classified Assets. Management and the Board of Directors monitors the status of all loans 30 days or more past due, past due statistics and trends for all loans on a monthly basis. Procedures with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency. In general, we make every effort, consistent with safety and soundness principles, to work with the borrower to have the loan brought current. If the loan is not brought current, it then becomes necessary to take legal action and/or repossess collateral.

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

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for detailed information on criticized and classified loans as of December 31, 2012 and 2011.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2012, but exhibit weaknesses that could lead to nonaccrual status in the future. One loan was 10 days delinquent at December 31, 2012.

	Number of Loans	Balance
		(Dollars in thousands)
Commercial	5	$759
Multi-family residential real estate	2	857
Commercial real estate	12	7,703

Total	19	$9,319

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio. The amounts presented represent the total remaining balances of the loans rather than the actual payment amounts which are overdue. Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2012				December 31, 2011				December 31, 2010
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	2	$122	5	$113	7	$281	11	$735	8	$444	3	$266
Multi-family	—	—	2	2,082	—	—	3	4,996	—	—	3	3,986
Commercial	—	—	9	3,438	1	51	6	2,336	—	—	5	3,550
Construction	—	—	—	—	—	—	—	—
Consumer loans:
Home equity lines of credit	—	—	1	9	—	—	3	166	1	54	2	161
Home equity loans	—	—	—	—	1	30	—	—	—	—	—	—
Automobile	—	—	—	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	1	31	1	10
Commercial loans	1	65	3	714	—	—	1	47	—	—	5	2,084

Total delinquent loans	3	187	20	6,356	9	$362	24	$8,301	10	$529	19	$10,057

Delinquent loans as a percent of total loans		.12%		4.02%		.23%		5.28%		.26%		5.02%

The table does not include delinquent loans less than 60 days past due. At December 31, 2012, 2011, and 2010 loans past due 30 to 59 days totaled $1,183, $981, and $2,316, respectively.

	December 31, 2009				December 31, 2008
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
					(Dollars in thousands)
Real estate loans:
Single-family	—	$—	6	$426	—	$—	3	$63
Multi-family	—	—	8	4,406	—	—	3	1,264
Commercial	2	515	15	6,864	1	530	1	347
Construction
Consumer loans:
Home equity lines of credit	—	—	5	1,307	—	—	1	60
Home equity loans
Automobile	3	18	1	14	1	2	—	—
Other	3	4	—	—	1	1	1	32
Commercial loans	—	—	1	217	—	—	1	646

Total delinquent loans	8	$537	36	$13,234	3	$533	10	$2,412

Delinquent loans as a percent of total loans		.22%		5.54%		.22%		1.01%

The table does not include delinquent loans less than 60 days past due. At December 31, 2009 and 2008, loans past due 30 to 59 days totaled $4,000 and $1,070, respectively.

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

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Single-family real estate	$113	$736	$266	$426	$63
Multi-family real estate	2,082	4,996	3,986	4,406	1,264
Commercial real estate	3,438	2,356	3,550	6,864	—
Consumer	9	166	171	1,307	92
Commercial	714	47	2,084	217	646

Total nonaccrual loans	6,356	8,301	10,057	13,220	2,065
Loans past due 90 days or more and still accruing:
Single-family real estate	—	—	—	—	—
Multi-family real estate	—	—	—	—	—
Commercial real estate	—	—	—	—	347
Consumer	—	—	—	14	—

Commercial	—	—	—	—	—

Total nonperforming loans(1)	6,356	8,301	10,057	13,234	2,412
REO	1,525	2,370	3,509	—	—
Other foreclosed assets	—	—	1,000	—	—

Total nonperforming assets(2)	$7,881	$10,671	$14,566	$13,234	$2,412

Troubled debt restructurings (TDRs) (3)	3,684	4,597	839	1,310	—

Total nonperforming assets and troubled debt restructurings	$11,565	$15,268	$15,405	$14,544	$2,412

Nonperforming loans to total loans	4.02%	5.28%	5.02%	5.54%	1.01%
Nonperforming assets to total assets	3.66%	4.25%	5.29%	4.83%	.87%

(1)	Total nonperforming loans consist of nonaccrual loans and loans past due 90 days or more and still accruing.
(2)	Nonperforming assets consist of nonperforming loans, REO and other foreclosed assets.
(3)	TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The decrease in nonperforming loans in 2012 compared to 2011 was primarily due to $2.6 million in loan charge-offs, and, to a lesser extent, loan payments and proceeds from the sale of the underlying collateral of various loans, partially offset by $3.5 million in additional loans that became nonperforming during 2012. The $3.5 million in loans that became nonperforming during 2012 were primarily related to six commercial residential real estate loans which totaled $2.5 million, one multi-family real estate loan which totaled $203,000, three commercial loans that totaled $714,000 and two single-family loans which totaled $78,000 at December 31, 2012. The high level of nonperforming loans in 2012, 2011 and 2010 was primarily related to deterioration in the commercial, multi-family residential real estate, commercial real estate, and home equity lines of credit portfolios as a result of the sustained adverse economic conditions and its affect on collateral values and borrowers’ ability to make loan payments. For the year ended December 31, 2012, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $323,000. There was no interest income recognized on nonaccrual loans in 2012.

TDRs in 2012 and 2011 applied Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. Loans restructured in 2012 identified as TDRs totaled $1,088.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. At December 31, 2012, nonaccrual loans included $3.3 million in TDRs.

At December 31, 2012, TDRs included $85,000 in multi-family loans, $2.6 million in commercial real estate loans, $393,000 in land loans and $129,000 in single family residential loans and $442,000 in commercial loans which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information on nonperforming loans and TDRs as of December 31, 2012 and 2011.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan Losses (ALLL). The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. See the section titled “Financial Condition - Allowance for loan losses” in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $5.2 million at December 31, 2012 and decreased $873,000, or 14.3%, from $6.1 million at December 31, 2011, and decreased $3.7 million, or 37.4%, from $9.8 million at December 31, 2010. The ratio of the ALLL to total loans totaled 3.31% at December 31, 2012, compared to 3.89% at December 31, 2011, and 4.87% at December 31, 2010. The decrease in the ALLL for the current year period was due to the charge-off of certain nonperforming loans, a decrease in nonperforming loans, a decrease in past due loans and a decrease in criticized and classified loans during the year ended December 31, 2012.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2012; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions do not improve.

The following table sets forth activity in the ALLL for the periods indicated.

	2012	2011	2010	2009	2008	2007
ALLL, beginning of period	$6,110	$9,758	$7,090	$3,119	$2,684	$2,109
Charge-offs:
Real estate mortgage loans:
Single-family	64	124	169	453	73	27
Multi-family	796	3,167	250	287	—	—
Commercial real estate	1,467	2,652	3,145	1,114	—	—
Consumer loans:
Home equity loans
Home equity lines of credit	126	241	830	388	360	—
Automobile	5	—	50	17	61	15
Other	34	18	44	7	3	2
Commercial	99	1,296	1,677	3,998	—	—

Total charge-offs	2,591	7,498	6,165	6,264	497	44
Recoveries on loans previously charged off:
Real estate mortgage loans:
Single-family	9	7	51	18	4	72
Multi-family	22	9	47	—	—	—
Commercial real estate	138	202	99	5	—	—
Consumer loans:
Home equity loans
Home equity lines of credit	17	27	10	3	—	—
Automobile	7	11	20	22	11	8
Other	16	2	—	—	—	—
Commercial	380	214	128	295	—	—

Total recoveries	589	472	355	343	15	80
Net charge-offs (recoveries)	2,002	7,026	5,810	5,921	482	(36)
Provision for loan losses	1,129	3,375	8,468	9,928	917	539
Reclassification of ALLL on loan-related commitments	—	3	10	(36)	—	—

ALLL, end of period	$5,237	$6,110	$9,758	$7,090	$3,119	$2,684

ALLL to total loans	3.31%	3.89%	4.87%	2.97%	1.31%	1.15%
ALLL to nonperforming loans	82.39%	73.61%	97.03%	53.57%	129.31%	550.00%
Net charge-offs (recoveries) to the ALLL	38.23%	114.99%	59.54%	83.51%	15.45%	(1.34%)
Net charge-offs (recoveries) to average loans	1.43%	3.97%	2.63%	2.47%	.20%	(.02%)

The impact of economic conditions on the housing market, collateral values, businesses and consumers’ ability to pay may increase the level of charge-offs in the future. Additionally, our commercial, commercial real estate and multi-family residential loan portfolios may be detrimentally affected by adverse economic conditions. Decline in these portfolios could expose us to losses which could materially affect the Company’s earnings, capital and profitability.

The following table sets forth the ALLL in each of the categories listed at the dates indicated and the percentage of such amounts to the total ALLL and loans in each category as a percent of total loans. Although the ALLL may be allocated to specific loans or loan types, the entire ALLL is available for any loan that, in management’s judgment, should be charged off.

	At December 31,
	2012			2011			2010			2009
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate loans:
Single-family	$332	6.34%	27.21%	$207	3.39%	11.58%	$241	2.47%	11.61%	$445	6.28%	12.37%
Multi-family	1,396	26.66%	13.63%	1,470	24.06%	17.27%	2,520	25.82%	17.61%	713	10.06%	15.81%
Commercial real estate	1,946	37.16%	34.30%	1,863	30.49%	44.35%	4,719	48.36%	40.26%	4,057	57.22%	40.51%
Construction	—	.00%	0.01%	—	.00%	—	74	.76%	2.45%	134	1.89%	2.43%
Consumer loans:
Home equity lines of credit	241	4.60%	8.19%	272	4.45%	9.49%	303	3.11%	8.14%	886	12.50%	7.96%
Other	11	.21%	.61%	17	.28%	.78%	22	.23%	.89%	96	1.35%	2.98%
Commercial loans	1,311	25.03%	16.05%	2,281	37.33%	16.53%	1,879	19.25%	19.04%	759	10.70%	17.94%

Total ALLL	$5,237	100.00%	100.00%	$6,110	100.00%	100.00%	$9,758	100.00%	100.00%	$7,090	100.00%	100.00%

	At December 31,
	2008
	Amount	% of Allowance in each Category to Total Allowance	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Single-family mortgage loans	$43	1.38%	12.07%
Consumer loans	142	4.55%	11.17%
Commercial, commercial real estate and multi-family mortgage loans	2,934	94.07%	76.76%

Total ALLL	$3,119	100.00%	100.00%

The information as provided for the years ended December 31, 2012, 2011, 2010, and 2009 was not available for the year ended December 31, 2008.

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed. REO and other foreclosed assets totaled $1.5 million at December 31, 2012, and decreased $845,000, or 35.6% from $2.4 million at December 31, 2011. See the section titled “Financial Condition - Foreclosed Assets” and Note 5 to the Consolidated Financial Statements in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding foreclosed assets at December 31, 2012. The level of foreclosed assets may increase in the future as we continue our work out efforts related to nonperforming and other loans with credit issues.

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

The investment policy established by the Board of Directors is designed to provide and maintain adequate liquidity, generate a favorable return on investment without incurring undue interest rate and credit risk, and compliment lending activities. The policy provides authority to invest in U.S. Treasury and federal entity/agency securities meeting the policy’s guidelines, mortgage-backed securities and collateralized mortgage obligations insured or guaranteed by the United States government and its entities/agencies, municipal and corporate bonds and other investment instruments. At December 31, 2012, the securities portfolio totaled $17.6 million. At December 31, 2012, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes 1 and 3 to the Consolidated Financial Statements contained in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available for sale:
Federal agency	$4,429	$4,365	$—	$—	$—	$—
State and municipal	2,006	1,986	—	—	—	—
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	$1,399	$1,486	$1,475	$1,673	$1,884	$2,107
Collateralized residential mortgage obligations	9,698	9,802	16,655	16,843	26,242	26,691

Total securities available for sale	$17,532	$17,639	$18,130	$18,516	$28,126	$28,798

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2012.

	One Year or Less		After One Year through Five Years		After Five Years through Ten Years		After Ten Years		Total
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield
	(Dollars in thousands)
Securities available for sale:
Corporate debt	$—	—	$4,429	1.33%	$—	—	$—	—	$4,429	1.33%
State and municipal	50	2.51%	1,956	1.28%	—	—	—	—	2,006	1.31%
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities—residential	—	—	—	—	—	—	1,399	4.65%	1,399	4.65%
Collateralized residential mortgage obligations	—	—	—	—	—	—	9,698	2.47%	9,698	2.47%

Total securities available for sale	$50	2.60%	$6,385	1.31%	$—		$11,097	2.74%	$17,532	2.22%

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

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings. See the section titled “Financial Condition – Stockholders’ equity” included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K.

The Holding Company is significantly dependent on dividends from CFBank to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid to the Holding Company by CFBank without prior approval of the OCC. As of December 31, 2012, CFBank could pay no dividends to the Holding Company without receiving the prior written approval of the OCC. Pursuant to the CFBank Order, CFBank could not declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering losses.

The Holding Company’s cash requirements are currently projected to be approximately $100,000 per month. The Holding Company’s available cash and cash equivalents, which totaled $4,673,000 at December 31, 2012, is sufficient to cover operating expenses, at their current projected levels, for approximately 4 years.

See the section titled “Liquidity and Capital Resources” and Note 2 to the Consolidated Financial Statements contained in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding Holding Company liquidity and regulatory matters.

Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 59.1% of average deposit balances in 2012. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

Prior to receipt of the CFBank Order in May 2011, we used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we are prohibited from accepting or renewing brokered deposits without FDIC approval. However, we have the ability to seek wholesale deposits that are not considered brokered deposits. At December 31, 2012, CFBank had $32.1 million in brokered deposits with maturity dates from January 2013 through August 2016. At December 31, 2012, cash, unpledged securities and deposits in other financial institutions totaled $37.1 million and was sufficient to cover all brokered deposit maturities. Our intent is to not renew high cost CDs as they mature.

CFBank has been a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation. Customer balances in the CDARS program totaled $6.7 million at December 31, 2012 and decreased $5.3 million, or 44.2%, from $12.0 million at December 31, 2011. The decrease was primarily due to the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. CFBank received waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC through 2012. On February 28, 2013, CFBank received a waiver for a 90 day period to allow CFBank to renew deposits under the CDARS program. The 90 day waiver runs from March 14, 2013, through June 12, 2013.

Certificate accounts in amounts of $100,000 or more totaled $68.7 million at December 31, 2012, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$5,744	1.66%
Over 3 through 6 months	5,567	0.66%
Over 6 through 12 months	15,360	1.61%
Over 12 months	42,048	2.00%

Total	$68,719

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For the Year ended December 31,
	2012			2011			2010
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest-bearing checking accounts	$12,177	6.31%	.05%	$12,984	5.57%	.10%	$11,171	4.78%	.15%
Money market accounts	35,806	18.54%	.23%	45,428	19.49%	.51%	61,959	26.52%	.99%
Savings accounts	13,750	7.12%	.10%	12,204	5.24%	.10%	11,050	4.73%	.10%
Certificates of deposit	114,107	59.10%	1.76%	143,145	61.41%	1.76%	128,772	55.11%	2.08%
Noninterest-bearing deposits:
Demand deposits	17,250	8.93%	—	19,334	8.29%	—	20,706	8.86%	—

Total average deposits	$193,090	100.00%	1.20%	$233,095	100.00%	1.30%	$233,658	100.00%	1.56%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2012.

	Period to Maturity from December 31, 2012				At December 31,
	Less than One Year	One to Two Years	Two to Three Years	Over Three Years	2012	2011	2010
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$18,256	$3,072	$600	$379	$22,307	$22,119	$21,953
1.00 to 1.99%	14,701	11,272	208	608	26,789	58,990	65,382
2.00 to 2.99%	12,917	14,117	20,037	417	47,488	51,662	33,999
3.00 to 3.99%	37	—	144	100	281	690	3,037
4.00 to 4.99%	694	—	—	—	694	675	3,096
5.00% and above	110	—	—	499	609	825	1,328

Total certificate accounts	$46,715	$28,461	$20,989	$2,003	$98,168	$134,961	$128,795

See the section titled “Financial Condition – Deposits” and “Liquidity and Capital Resources” contained in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information regarding deposits.

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund operations. The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days as of December 31, 2012. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $10.0 million at December 31, 2012. Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $17.5 million at year-end 2012.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank (FRB) through the Borrower in Custody program. The borrowings are collateralized by commercial and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $17.8 million at year-end 2012. There were no amounts outstanding from the FRB at December 31, 2012. CFBank also had $1.0 million available in an unsecured line of credit with a commercial bank at December 31, 2012. Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns. There was no amount outstanding on this line of credit at December 31, 2012.

See the section titled “Liquidity and Capital Resources” contained in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information.

See the section titled “Financial Condition—Subordinated Debentures” contained in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding subordinated debentures issued by the Company in 2003.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	At or for the Year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Short-term FHLB advances and other borrowings:
Average balance outstanding	$0	$4	$—
Maximum amount outstanding at any month-end during the period	—	1,500	—
Balance outstanding at end of period	—	—	—
Weighted average interest rate during the period	0.39%	0.75%	0.00%

Subsidiary Activities

As of December 31, 2012, we maintained CFBank, Ghent Road, Inc., Smith Ghent LLC and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2012, the Company had 55 full-time and 13 part-time employees.

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

Federal law provides federal banking regulators, including the OCC, the FED and the FDIC, with substantial enforcement powers. The enforcement authority of the OCC and the FED over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices. Other actions or inactions may also provide the basis for enforcement action.

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

Recently Enacted Regulatory Reform. Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. Currently, federal regulators are still in the process of drafting the implementing regulations for many portions of the Dodd-Frank Act. The following discussion summarizes significant aspects of the new law that may affect the Holding Company and CFBank:

•	Effective July 21, 2011, the OTS was merged into the OCC and the authority of the other remaining bank regulatory agencies was restructured;

•	The Consumer Financial Protection Bureau was established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies were adopted;

•	The prohibition on the payment of interest on demand deposits was repealed, effective July 21, 2011;

•	The standard maximum amount of deposit insurance per customer was permanently increased to $250,000 and noninterest bearing transaction accounts had unlimited deposit insurance through December 31, 2012;

•	The deposit insurance assessment base calculation was expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period;

•	New capital regulations for bank holding companies will be adopted, which may impose stricter requirements, and trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•	New corporate governance requirements, which are generally applicable to most larger public companies, require new compensation practices, including, but not limited to, providing shareholders the opportunity to cast a non-binding vote on executive compensation, to consider the independence of compensation advisors and new executive compensation disclosure requirements.

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

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FED to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five year transition period from July 21, 2010 (the date of enactment of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Activities Restrictions. As a a unitary savings and loan holding company, there are generally few restrictions on the activities of the Holding Company; however, this broad latitude to engage in activities can be restricted if the FED determines an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association or if the association fails to qualify as a qualified thrift lender (QTL). The FED may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

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

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations. In addition, all savings institutions, including CFBank, are required to maintain QTL status to avoid certain restrictions on their operations. This status is maintained by meeting the QTL test, which requires a savings institution to have a designated level of thrift-related assets generally consisting of residential housing related loans and investments, thereby indirectly limiting investment in other assets. At December 31, 2012, CFBank met the test and has met the test since its effectiveness. If CFBank loses QTL status, it becomes subject to national bank investment and activity limits.

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

Regulatory Capital Requirements. Savings institutions are required to maintain a minimum level of regulatory capital. The OCC has established capital standards, including a leverage ratio or core capital requirement and a risk-based capital requirement applicable to savings institutions. The OCC also may impose capital requirements in excess of these standards on individual institutions on a case-by-case basis. The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets, which it did meet at September 30, 2012 and December 31, 2012. CFBank cannot be considered well-capitalized as long as it is subject to individual minimal capital requirements. See Note 2 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information on CFBank’s compliance with these capital requirements.

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

FDIC Regulation and Insurance of Accounts. CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government. Effective July 21, 2010, the basic deposit insurance level was increased to $250,000. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. Our deposit insurance premiums for the year ended December 31, 2012 were $563,000. Those premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks. In addition, our deposit insurance costs are higher than those of many of our competitors, as we pay elevated FDIC premiums as a result of the CFBank Order.

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

Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED. In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings or through other approved business dealings.

Our ability to pay dividends on or to repurchase our common stock is no longer subject to limits due to our participation in the TARP Capital Purchase Program which was retired in September 2012. See Notes 17 and 18 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K.

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

The Holding Company Order requires it, among other things, to submit every December 31 a business plan to regulators that establishes a minimum tangible capital ratio commensurate with the Holding Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Holding Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Holding Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (v) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators.

The CFBank Order requires it, among other things, to maintain 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by December 31, 2011 (and every December 31 thereafter) a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) submit a contingency plan providing for a merger or voluntary dissolution of CFBank if capital does not reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans not aligned with the strategies submitted in the business plan; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth to net interest credited on deposit liabilities absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the FDIC limits on brokered deposits. As a result of the CFBank Order, CFBank is considered “adequately capitalized” for regulatory purposes even though CFBank’s capital levels exceed the requirements for a well-capitalized institution.

The significant directives contained in the Orders, requirements to reduce the level of our classified and criticized assets, certain operating restrictions, restrictions on certain types of lending and restrictions on dividend payments may further impede our ability to operate our business efficiently and to effectively compete in our markets. In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make changes to our business impacting the scope and flexibility of our business activities.

The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators.

Federal and State Taxation

Federal Taxation

General. We report income on a calendar year, consolidated basis using the accrual method of accounting, and we are subject to federal income taxation in the same manner as other corporations, with some exceptions discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Holding Company and CFBank. As a result of the change in stock ownership associated with the stock offering completed in August 2012, within the guidelines of Section 382 of the Internal Revenue Code of 1986, the Holding Company incurred an ownership change. At year-end 2012, the Company had net operating loss carryforwards of $25,941, which expire at various dates from 2024 to 2032, and alternative minimum tax credit carryforwards of $60, which do not expire. As a result, its ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,342 of net operating loss carryforwards will expire unutilized and, as required by accounting standards, reduced deferred tax assets and the valuation allowance by $6,916 to reflect this lost realizability.

The Company maintained a valuation allowance against deferred tax assets at December 31, 2012 and December 31, 2011, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset. See Note 14 to the Consolidated Financial Statements included in our 2012 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for additional information.

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

The regulators have issued Cease and Desist Orders against the Holding Company and CFBank. The Orders currently contain a number of significant directives, including requirements to reduce the level of our classified and criticized assets, operating restrictions, restrictions on brokered deposits and restrictions on dividend payments. These restrictions may impact our ability to operate our business efficiently. If we fail to comply with the terms and conditions of the Orders, the regulators could take additional enforcement action against us.

In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make any changes to our business impacting the scope and flexibility of our business activities. While we plan to take appropriate actions and intend to seek to have the Orders terminated in the future, there can be no assurance that such actions will result in regulators terminating the Orders.

Reduction in the level of our problem assets may not be sufficient to achieve compliance with the levels we must meet according to our plan submitted for approval by the regulators.

The regulators have directed CFBank to submit for regulatory approval a plan with specific strategies, targets and timeframes to reduce the level of problem assets. This plan has a non-objection by the regulators. If we do not maintain compliance with the plan to reduce the level of problem assets, the regulators could take additional enforcement action against us, including the imposition of further operating restrictions.

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

An economic downturn could result in increases in our level of nonperforming loans and/or reduce demand for our products and services, which would lead to lower revenue, higher loan losses and lower earnings.

Our business activities and earnings are affected by general business conditions in the U.S. and in our local market area. These conditions include short-term and long-term interest rates, inflation, unemployment levels, monetary supply, consumer confidence and spending, fluctuations in both debt and equity capital markets and the strength of the economy in the U.S. generally and in our market area in particular. In the current low growth environment, the national economy has experienced a general economic downturn, with high unemployment levels, declines in real estate values and the erosion of consumer confidence. Our primary market area has also been negatively impacted by the economic recession. From the fourth quarter of 2008 well into 2012, unemployment rates in Ohio increased from 7.1% to 7.6%, according to Bureau of Labor Statistics data. In addition, our primary market area has also experienced a softening of the local real estate market, a reduction in local property values and a decline in the local manufacturing industry. While such metrics showed stabilization during the fourth quarter of 2012, an economic downturn, continued unemployment, declines in the values of real estate, or other events that affect our borrowers could impair the ability of our borrowers to repay their loans in accordance with their terms and could reduce the value of collateral securing these loans. Nearly all of our loans are secured by real estate located in Ohio or made to businesses in Ohio. The economic downturn could also result in reduced demand for credit or fee-based products and services, which also would decrease our revenues.

We may make, or be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of nonperforming assets will fluctuate. Although we have made progress in reducing our level of nonperforming assets during 2011 and 2012, we expect nonperforming assets to remain at historically high levels for the immediate future. If housing and real estate markets resume decline, we expect that we will experience increased delinquencies and credit losses. Current levels of, or an increase in our nonperforming assets, credit losses or our provision for loan losses would materially adversely affect our financial condition and results of operations.

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

CFBank is a party to interest-rate swap agreements that could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status. CFBank utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position. CFBank has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The agreements with the borrowers only require payment on the yield maintenance provision in the event of prepayment of the loan or loan default. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank’s capital is less than required for well-capitalized status. If the counterparty elected to request payment, CFBank would be required to remit $1.0 million based on the December 31, 2012 valuation of the interest-rate swaps. Should interest rates decrease from December 31, 2012 levels, the required payment may increase in the event the swaps are called. In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers’ prepaying the loans, as of December 31, 2012 would incur a net $1.0 million expense, subject to valuation fluctuations, over the remaining lives of the related loans.

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

CFBank’s borrowing capacity from the FHLB decreased in 2011 and 2012 primarily due to increased collateral requirements as a result of the credit performance of CFBank’s loan portfolio, tightening of overall credit policies by the FHLB and a decline in eligible collateral due to a reduction in new loan originations. In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days. CFBank maintains various loans pledged to the FRB as collateral. Based on this collateral, CFBank was eligible to borrow up to $17,750 from the FRB at year-end 2012. At year-end 2012 and 2011, there were no outstanding borrowings with the FRB. In addition, CFBank had a $1.0 million line of credit with one commercial bank at December 31, 2012. There was no outstanding balance on this line of credit.

The Holding Company previously issued subordinated debentures in connection with the issuance of trust preferred securities to raise additional capital to fund operations. We may seek additional debt or equity capital in the future to achieve our long-term business objectives. However, pursuant to the Holding Company Order, the Holding Company may not incur, issue, renew, or roll over or pay interest or principal on any debt, other than liabilities that are incurred in the ordinary course of business to acquire goods and services, and may not increase any lines of credit or guarantee the debt of any entity without the prior non-objection of the regulators. As a result of these and other factors, our business strategies could be impacted.

We may need to raise additional capital in the future, but that capital may not be available when we need it. Any additional securities issued in a capital raising transaction would dilute your ownership if you did not, or were not permitted to, invest in the additional issuances.

The regulators are requiring CFBank to maintain its tier one (core) capital and total risk-based capital ratios at or above 8.0% and 12.0%, respectively. We may at some point need to raise additional capital, through offerings of our common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or our common stock, to maintain these required capital ratios and to support our operations and any future growth, as well as to protect against the impact of any further deterioration in our loan portfolio. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance. If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected.

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

Our common stock is listed on the Nasdaq® Capital Market. To maintain that listing, we must satisfy minimum financial and other continued listing requirements, primarily related to the price of CFC stock. Delisting from the Nasdaq® Capital Market could adversely affect the market liquidity of our common stock and the market price of our common stock could decrease. In addition, delisting of our common stock could materially adversely affect our access to the capital markets. Any limitation on market liquidity or reduction in the price of our common stock as a result of delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 1B.	Unresolved Staff Comments.

Not Applicable

Item 2.	Properties.

We conduct our business through four branch offices located in Summit, Columbiana, and Franklin Counties, Ohio. The net book value of the Company’s properties totaled $5.2 million at December 31, 2012. Ghent Road, Inc. owned land located adjacent to the Fairlawn, Ohio office which totaled $167,000 and was held for sale at year-end 2012. All properties are owned. Smith Ghent LLC owns the Fairlawn office and leases it to CFBank.

Location

Administrative/Home Office:
2923 Smith Rd
Fairlawn, Ohio 44333

Branch Offices:
601 Main Street
Wellsville, Ohio 43968

49028 Foulks Drive
Calcutta, Ohio 43920

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

No tax shelter penalty was assessed against the Company or any of our subsidiaries by the Internal Revenue Service in calendar year 2012 or at any other time in connection with any transaction deemed by the Internal Revenue Service to be abusive or to have a significant tax avoidance purpose.

Item 4.	Mine Safety Disclosures.

Not Applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company completed its capital raise during the third quarter of 2012. During the fiscal quarter ended December 31, 2012, the Company did not repurchase or sell any of its securities.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated herein by reference from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Market Prices and Dividends Declared”, in “Note 2 – Regulatory Order Considerations and Management’s Plans” and in “Note 19 – Regulatory Capital Matters” therein, respectively.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6	Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Quantitative and Qualitative Disclosures about Market Risk” therein.

Item 8.	Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by herein reference from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the consolidated financial statements appear under the caption “Financial Statements” therein and include the following:

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

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-14(c). Management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of the end of the fiscal year covered by this Annual Report on Form 10-K.

Management’s Report on Internal Control Over Financial Reporting. Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting” therein.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors. Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated herein by reference from our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (“2013 Proxy Statement”), under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Executive Officers of the Registrant

Name	Age at December 31, 2012	Position held with the Holding Company and/or Subsidiaries
Robert E. Hoeweler	65	Chairman, CFBank and Holding Company

Timothy T. O’Dell	59	Chief Executive Officer, Holding Company and CFBank; Director and Secretary, Ghent Road, Inc.; Secretary, Smith Ghent LLC

Thad R. Perry	69	President, Interim Treasurer and Chief Financial Officer, Holding Company and CFBank; Director and Treasurer, Ghent Road, Inc.; Treasurer, Smith Ghent LLC

John S Lawell	49	Senior Vice President, Operations, CFBank

Mr. Hoeweler is the Chairman of the Board of CFBank and the Holding Company. Mr. Hoeweler is the Chief Executive Officer of a diverse group of companies owned by the Hoeweler family, including manufacturing, communications, distribution, business services and venture capital entities. He serves on the boards of a major waste management company and large commercial bakery. He previously has been the Chairman of two family led businesses in financial services, a midsized community bank and a major payment processing services company.

Mr. O’Dell is the CEO and Director of CFBank and the Holding Company. Prior to joining CFBank he was the owner of the Chetwood Group, which provided advisory services to a number of privately held enterprises in construction, health care, real estate and professional services. Prior to founding Chetwood in 2003, Mr. O’Dell spent 22 years at Fifth Third Bank, and was a senior executive with Fifth Third’s Central Ohio operations for 12 of those years, concluding his tenure serving as President and Chief Executive Officer for 10 of his years with Fifth Third –Central Ohio. Mr. O’Dell also served as a senior lender and managed its commercial banking and residential and commercial real estate divisions. During his tenure, Fifth Third’s Central Ohio division grew by $4 billion in deposits and $5 billion in loans from organic growth and through strategic acquisitions. Mr. O’Dell served on the board of the Columbus Chamber of Commerce and The Ohio State University Medical Center, and he was a founding investor in the Ohio TechAngel Venture Fund. Mr. O’Dell holds a B.B.A. from Marshall University.

Mr. Perry is President and Director of CFBank and the Holding Company. Prior to joining CFBank, he was Senior Partner with Accenture for over 30 years where he was involved in consulting, transaction structuring, and management of operations. He operated the firm’s Columbus, Ohio practice and developed its regulated industries practice. From 1988 through 1998, Mr. Perry managed Accenture’s German, Austrian, Swiss and East European practices, which accounted for nearly $1 billion in gross revenues, was former Chief Operating Officer of Western Europe operations, and served on Accenture’s European Management and Global Strategic Planning Boards, the Image Management Committee, Global Markets Executive Committee, and the Firmwide Outsourcing and Technology Committees. His experiences in banking include the transformation of both the technical and business processes for credit card, internet banking and security, stock and trading exchanges, international banking and customer relationship management. Mr. Perry holds a B.S. and M.B.A from The Ohio State University.

Mr. Lawell is Senior Vice President of Operations of CFBank. He joined CFBank as Assistant Vice President of Operations in March of 2004, bringing over 30 years of banking and information technology experience. Mr. Lawell’s expertise in core operating systems and in the implementation of enhanced delivery systems makes him a valuable contributor to CFBank. He began his career in Cleveland, and through a series of promotions, became an officer in nearly every institution he served. Mr. Lawell draws on his background as a banker and technology consultant to enhance customer service and information privacy and to secure potential disaster recovery.

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.” Copies of Section 16 reports, Forms 3, 4 and 5 are available on our website, www.CFBankonline.com under the caption “Investor Relations – Section 16 Filings.”

Code of Ethics. We have adopted a Code of Ethics and Business Conduct, which meets the requirements of Item 406 of Regulation S-K and applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. Since the Holding Company’s inception in 1998, we have had a code of ethics. We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. All employees are required to attend annual training sessions to review the Code of Ethics and Business Conduct. The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the caption “Investor Relations – Corporate Governance.” Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement, under the caption “CORPORATE GOVERNANCE.”

Item 11.	Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information. Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement, under the caption “ COMPENSATION OF EXECUTIVE OFFICERS – EQUITY COMPENSATION PLAN INFORMATION,” and from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 16 – Stock-Based Compensation” therein.

See Part II, Item 8, Financial Statements, Notes 1 and 16, for a description of the principal provisions of our equity compensation plans. The information required by Item 8 is incorporated herein by reference from our 2012 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements” therein.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement, under the captions “CORPORATE GOVERNANCE – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE – DIRECTOR INDEPENDENCE.”

Item 14.	Principal Accounting Fees and Services.

Information required in Item 14 is incorporated herein by reference from our 2013 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

See the Exhibit Index of this Report Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

/s/ Timothy T. O’Dell
Timothy T. O’Dell
Chief Executive Officer

Date: April 1, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Director, Chairman	April 1, 2013
Robert E. Hoeweler.

/s/ Timothy T. O’Dell	Chief Executive Officer	April 1, 2013
Timothy T. O’Dell

/s/ Thad R. Perry	President, Interim Treasurer and Chief	April 1, 2013
Thad R. Perry, CPA (inactive)	Financial Officer (principal
accounting and financial officer)

/s/ Donal H. Malenick	Director	April 1, 2013
Donal H. Malnick

/s/ Thomas P. Ash	Director	April 1, 2013
Thomas P. Ash

/s/ James H. Fraunberg II	Director	April 1, 2013
James H. Fraunberg II

/s/ Edward W. Cochran	Director	April 1, 2013
Edward W. Cochran

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

3.2	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3	Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

3.4	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.5	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.6	Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

4.1	Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A, of Central Federal Corporation (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008 (File No. 025045))

4.3	Warrant dated December 5, 2008, to purchase shares of common stock of the Registrant (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008 (File No. 025045))

10.1*	1999 Stock-Based Incentive Plan (as Amended and Restated) (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2000 (File No. 025045))

10.2*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009 (File No. 025045))

10.3*	Form of Incentive Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan

10.4*	Form of Non-Qualified Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan

10.5	Letter Agreement, dated December 5, 2008, including Securities Purchase Agreement – Standard Terms, between the Registrant and the United States Department of the Treasury (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on December 5, 2008 (File No. 025045))

10.6	Order to Cease and Desist issued by the Office of Thrift Supervision for CFBank and the Related Stipulation and Consent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011 (File No. 025045))

10.7	Order to Cease and Desist issued by the Office of Thrift Supervision for Central Federal Corporation and the Related Stipulation and Consent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011 (File No. 025045))

10.8	Form of Standby Purchase Agreement (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on February 3, 2012)

10.9	Securities Purchase Agreement by and between the United States Department of the Treasury and Central Federal Corporation dated as of September 12, 2012 (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on October 1, 2012 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings

13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2012

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer

31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer

32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer

99.1	31 C.F.R. Section 30.15 Certification of Principal Executive Officer

99.2	31 C.F.R. Section 30.15 Certification of Principal Financial Officer

101.1	Interactive Data File (XBRL)

*	Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K