Form 10-Q
period 2013-03-31
CENTRAL FEDERAL CORP
filed 2013-05-15
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]        No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]            Accelerated filer [  ]              Non-accelerated filer [  ]              Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No[X]

As of May 15, 2013, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$14,406	$25,152
Interest-bearing deposits in other financial institutions	2,726	2,726
Securities available for sale	14,493	17,639
Loans held for sale	2,135	623
Loans, net of allowance of $5,682 and $5,237	166,799	153,043
FHLB stock	1,942	1,942
Foreclosed assets, net	1,464	1,525
Premises and equipment, net	5,269	5,317
Assets held for sale	167	167
Other intangible assets	40	49
Bank owned life insurance	4,437	4,405
Accrued interest receivable and other assets	2,561	2,447
	$216,439	$215,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$15,451	$18,008
Interest bearing	153,279	155,500
Total deposits	168,730	173,508
FHLB advances	15,955	10,000
Other borrowings	1,000	-
Advances by borrowers for taxes and insurance	174	241
Accrued interest payable and other liabilities	2,557	2,488
Subordinated debentures	5,155	5,155
Total liabilities	193,571	191,392

Stockholders' equity
Common stock, $.01 par value,
shares authorized; 50,000,000
shares issued; 15,935,417 in 2013 and 15,936,417 in 2012	159	159
Additional paid-in capital	47,929	47,919
Accumulated deficit	(22,107)	(21,297)
Accumulated other comprehensive income	132	107
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)
Total stockholders' equity	22,868	23,643
	$216,439	$215,035

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$1,596	$1,891
Securities	60	63
FHLB stock dividends	21	22
Federal funds sold and other	34	40
	1,711	2,016
Interest expense
Deposits	408	593
Long-term FHLB advances and other debt	76	109
Subordinated debentures	41	47
	525	749

Net interest income	1,186	1,267

Provision for loan losses	326	200

Net interest income after provision for loan losses	860	1,067

Noninterest income
Service charges on deposit accounts	73	59
Net gains on sales of loans	6	43
Loan servicing fees, net	-	8
Earnings on bank owned life insurance	32	33
Other	22	15
	133	158

Noninterest expense
Salaries and employee benefits	892	991
Occupancy and equipment	75	74
Data processing	163	142
Franchise taxes	85	55
Professional fees	212	218
Director fees	5	45
Postage, printing and supplies	58	48
Advertising and promotion	6	3
Telephone	16	17
Loan expenses	17	8
Foreclosed assets, net	(19)	18
Depreciation	54	67
FDIC premiums	111	156
Amortization of intangibles	9	10
Regulatory assessment	39	45
Other insurance	37	42
Other	43	25
	1,803	1,964
Income (loss) before incomes taxes	(810)	(739)
Income tax expense (benefit)	-	-
Net loss	(810)	(739)
Preferred stock dividends and accretion of discount on preferred stock	-	(110)
Earnings (loss) attributable to common stockholders	$(810)	$(849)

Earnings (loss) per common share:
Basic	$(0.05)	$(1.03)
Diluted	$(0.05)	$(1.03)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2013	2012

Net income (loss)	$(810)	$(739)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	25	107
Reclassification adjustment for gains realized in income	-	-
Net change in unrealized gains (losses)	25	107
Tax effect	-	-
Other comprehensive income (loss)	25	107
Comprehensive income (loss)	$(785)	$(632)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2013	$159	$47,919	$(21,297)	$107	$(3,245)	$23,643
Net loss			(810)			(810)
Other comprehensive Income				25		25
Release of 100 stock-based incentive plan shares, net of forfeitures		(6)				(6)
Stock option expense, net of forfeitures		27				27
Offering costs associated with issuance of common stock		(11)				(11)
Balance at March 31, 2013	$159	$47,929	$(22,107)	$132	$(3,245)	$22,868

					Accumlated
			Additional		Other		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2012	$7,120	$9	$27,837	$(22,163)	$386	$(3,245)	$9,944

Net loss				(739)			(739)
Other comprehensive income					107		107
Accretion of discount on preferred stock	13			(13)			-
Release of 600 stock-based incentive plan shares			3				3
Stock option expense, net of forfeitures			3				3
Preferred stock dividends				(97)			(97)

Balance at March 31, 2012	$7,133	$9	$27,843	$(23,012)	$493	$(3,245)	$9,221

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 31,
	2013	2012

Net loss	$(810)	$(739)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	326	200
Valuation (gain) loss on mortgage servicing rights	-	(1)
Depreciation	54	67
Amortization, net	134	177
Originations of loans held for sale	(4,658)	(6,180)
Proceeds from sale of loans held for sale	3,152	6,490
Net gains on sales of loans	(6)	(43)
Loss on disposal of premises and equipment	-	4
Gain on sale of foreclosed assets	(21)	-
Earnings on bank owned life insurance	(32)	(33)
Stock-based compensation expense	21	6
Net change in:
Accrued interest receivable and other assets	(116)	(280)
Accrued interest payable and other liabilities	68	359
Net cash from (used by) operating activities	(1,888)	27

Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	3,076	2,906
Purchases	-	(2,537)
Loan originations and payments, net	(14,094)	10,708
Additions to premises and equipment	(6)	(22)
Proceeds from the sale of foreclosed assets	68	-
Proceeds from mortgage insurance on foreclosed assets	14	-
Net cash from (used by) investing activities	(10,942)	11,055

Cash flows from financing activities
Net change in deposits	(4,793)	(9,199)
Net change in short-term borrowings from the FHLB and other debt	6,955	-
Net change in advances by borrowers for taxes and insurance	(67)	(35)
Cost associated with issuance of common stock	(11)	-
Net cash from (used by) financing activities	2,084	(9,234)

Net change in cash and cash equivalents	(10,746)	1,848

Beginning cash and cash equivalents	25,152	61,436

Ending cash and cash equivalents	$14,406	$63,284

Supplemental cash flow information:
Interest paid	$479	$670

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$-	$83
Loans transferred from held for sale to portfolio	-	(109)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the Holding Company) and its wholly owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC (together with the Holding Company referred to as the Company).  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the SEC) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2013 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2012 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2012.  The Company has consistently followed those policies in preparing this Form 10-Q.

Reclassifications and Reverse Stock Split:  Some items in the prior period financial statements were reclassified to conform to the current presentation.  Reclassifications did not impact prior period net loss or total stockholders' equity.  On May 4, 2012, the Company completed a 1-for-5 reverse stock split, whereby every 5 shares of the Company’s common stock were reclassified into one share of common stock. All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Three months ended March 31,
	2013	2012
Basic
Net loss	$(810)	$(739)
Less: Preferred dividends and accretion of discount on preferred stock	-	(110)
Less: Net loss allocated to unvested share-based payment awards	-	3
Net loss allocated to common stockholders	$(810)	$(846)

Weighted average common shares outstanding including unvested share-based payment awards	15,824,181	825,447
Less: Unvested share-based payment awards	(854)	(3,300)
Average shares	15,823,327	822,147

Basic loss per common share	$(0.05)	$(1.03)

Diluted
Net loss allocated to common stockholders	$(810)	$(846)

Weighted average common shares outstanding for basic loss per common share	15,823,327	822,147
Add: Dilutive effects of assumed exercises of stock options	-	-
Add: Dilutive effects of assumed exercises of stock warrant	-	-
Average shares and dilutive potential common shares	15,823,327	822,147

Diluted loss per common share	$(0.05)	$(1.03)

The following stock options and warrant were not considered in computing diluted earnings (loss) per common share because the options or warrant were anti-dilutive or the Company reported a net loss for the periods presented.

	Three months ended March 31,
	2013	2012
Stock options	259,076	43,066
Stock warrant	-	67,314

Adoption of New Accounting Standards:

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2015. The adoption of this ASU did not have a material impact on the Company, however, disclosures have been presented as part of notes to the financial statements.

NOTE 2- REGULATORY ORDER CONSIDERATIONS

Regulatory Order Considerations: On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the FED replaced the OTS as the primary regulator of the Holding

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Company and the Office of the Comptroller of the Currency (OCC) replaced the OTS as the primary regulator of CFBank.

The Holding Company Order requires it, among other things, to: (i) submit by every December 31 a capital plan to regulators that establishes a minimum tangible capital ratio commensurate with the Holding Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Holding Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Holding Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (v) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators.

The CFBank Order requires it, among other things, to: (i) maintain 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit every December 31 a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) raise capital to reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans not in line with agreed Board approval conditions, loan policies and credit administration procedures; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth in line with the Business Plan absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the Federal Deposit Insurance Corporation (FDIC) limits on brokered deposits.  As a result of the CFBank Order, we are prohibited from offering above-market interest rates and are subject to market rates published by the FDIC when offering deposits to the general public.  As a result of the CFBank Order, CFBank is considered “adequately capitalized” for regulatory purposes.  If CFBank’s capital falls below the levels to be considered adequately capitalized, it may be subject to substantially greater regulatory scrutiny, including the imposition of additional restrictions on our operations.

The Company has been unprofitable for the past three years.  If we do not generate profits in the future, our capital levels will be negatively impacted and the regulators could take additional enforcement action against us, including the imposition of further operating restrictions.

Because CFBank is under a regulatory order, it is prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service (CDARS) program, without FDIC approval.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods, commencing in June, 2011, through the current 90-day waiver period which runs through June 12, 2013.  Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the additional requests will be granted by the FDIC or that customers will roll over their CDARS deposits even if CFBank is granted additional waivers.

The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts CFBank’s liquidity management.  The Company monitors on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity.  At March 31, 2013, CFBank had $27,760 in brokered deposits with maturity dates from April 2013 through August 2016. At March 31, 2013, cash, unpledged securities and deposits in other financial institutions totaled $18,781. Brokered deposit maturities over the next four years are as follows:

March 31, 2014	$17,709
March 31, 2015	440
March 31, 2016	9,412
March 31, 2017	199
27,760

Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

based on future earnings and the approval of the OCC. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering losses.

The directives contained in the Orders, including higher capital requirements, requirements to reduce the level of our classified and criticized assets and various operating restrictions, may impede our full ability to operate our business and compete effectively in our markets.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders which are currently effective and we are continuing to work toward compliance with the provisions of the Orders having future compliance dates.

We have received or provided all required approvals, non-objections, notifications and waivers with regard to the Orders.  Details of these items are disclosed in Note 2- Regulatory Order Considerations, filed in the December 31, 2012 Form 10-K.

 The requirements of the Orders will remain in effect until terminated, modified or suspended by our regulators.

Capital Raise: The Company announced the terms of a registered common stock offering on August 9, 2011.  This offering was unsuccessful and in April 2012, the Company suspended this offering and returned all subscriptions received.  The Company subsequently modified the terms of the offering and filed post-effective amendments to its registration statement with the SEC, and the amended registration statement was declared effective on June 14, 2012.

The restructured registered common stock offering consisted of a rights offering of up to $18,000 and a $4,500 offering to a group of standby purchasers, as well as a public offering of any unsold shares.  Under the terms of the rights offering, all holders of the Company’s common stock as of the record date, June 14, 2012, received, at no charge, one subscription right for each share of common stock held as of the record date, which was after the 1 for 5 reverse stock split effective May 4, 2012.  Each subscription right entitled the holder of the right to purchase 14.5329 shares of Company common stock (post-split) at a subscription price of $1.50 per share (post-split).  The rights offering period expired on July 16, 2012, and unsubscribed shares were made available to the public beginning on July 17, 2012, at $1.50 per share. The public offering of unsubscribed shares of common stock ended on August 14, 2012.  The Company separately entered into a series of standby purchase agreements with a group of investors led by Timothy T. O’Dell, Thad R. Perry and Robert E. Hoeweler.  Under the standby purchase agreements, the standby purchasers agreed to purchase 3.0 million shares of Company common stock at a price of $1.50 per share. The standby purchasers had conditioned their purchase of shares of common stock upon the receipt by the Company of at least $13,500 in net proceeds from the rights offering and public offering.

On August 20, 2012, the Company announced the successful completion of its restructured registered common stock offering.  The Company sold 15.0 million shares of its common stock (including shares sold to the standby purchasers) at $1.50 per share, resulting in gross proceeds of $22,500 before expenses of $2,279.

A portion of the proceeds from the restructured registered common stock offering was retained by the Holding Company for general corporate purposes and is estimated to be sufficient to support the Holding Company’s cash requirements for the foreseeable future based on its current business plan.    Holding Company cash provided from net proceeds of the stock offering was reduced by $3,000 for redemption of the Company’s TARP obligations from the U.S. Treasury and a $13,500 capital contribution to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order. See Note 10 – Preferred Stock for additional information on redemption of the TARP obligations.  The Holding Company’s current cash requirements include debt service on the subordinated debentures and operating expenses.  See Note 8 –  Subordinated Debentures for additional information on debt service requirements of the subordinated debentures.  Management believes the Holding Company’s liquidity is sufficient at March 31, 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2013
Corporate debt	$4,412	$2	$21	$4,393
State and municipal	1,949	-	12	1,937
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,272	71	-	1,343
Collateralized mortgage obligations	6,728	96	4	6,820

Total	$14,361	$169	$37	$14,493

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Corporate debt	$4,429	$-	$64	$4,365
State and municipal	2,006	-	20	1,986
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,399	87	-	1,486
Collateralized mortgage obligations	9,698	117	13	9,802

Total	$17,532	$204	$97	$17,639

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2013 or March 31, 2012.

There were no sales of Securities for the three months ended March 31, 2013 or March 31, 2012.

The amortized cost and fair value of debt securities at March 31, 2013 are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$50	$50
Due from one to five years	6,361	6,330	6,385	6,301
Due from five to ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed securities	1,272	1,343	1,399	1,486
Collateralized mortgage obligations	6,728	6,820	9,698	9,802

Total	$14,361	$14,493	$17,532	$17,639

Fair value of securities pledged was as follows:

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	March 31,	December 31,
	2013	2012
Pledged as collateral for:
FHLB advances	$4,841	$4,707
Public deposits	2,046	2,199
Interest-rate swaps	1,253	1,511
Total	$8,140	$8,417

At March 31, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$2,273	$21	$-	$-	$2,273	$21
State and municipal	1,937	12	-	-	1,937	12
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	1,342	4	-	-	1,342	4
Total temporarily impaired	$5,552	$37	$-	$-	$5,552	$37

December 31, 2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$4,365	$64	$-	$-	$4,365	$64
State and municipal	1,936	20	-	-	1,936	20
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	1,673	13	-	-	1,673	13
Total temporarily impaired	$7,974	$97	$-	$-	$7,974	$97

The unrealized losses in Corporate debt and State and Municipal Securities at March 31, 2013 and December 31, 2012, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

The unrealized loss at March 31, 2013 and December 31, 2012 in Collateralized Mortgage Obligations is related to two Ginnie Mae collateralized mortgage obligations. These securities carry the full faith and credit guarantee of the U.S. government.   Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2013 and December 31, 2012.

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	March 31,	December 31,
	2013	2012

Commercial	$28,524	$25,408
Real estate:
Single-family residential	46,618	43,058
Multi-family residential	27,109	21,576
Commercial	56,432	54,291
Construction	79	14
Consumer:
Home equity lines of credit	12,748	12,963
Other	971	970
Subtotal	172,481	158,280
Less: ALLL	(5,682)	(5,237)

Loans, net	$166,799	$153,043

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Commercial loans included $13,880 and $11,782, respectively, of commercial lines of credit which required interest only payments at March 31, 2013 and December 31, 2012.

Home equity lines of credit included $10,340 and $10,447, respectively, of loans which required interest only payments at March 31, 2013 and December 31, 2012.

Mortgage Purchase Program

On December 11, 2012 the Bank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  At March 31, 2013 and December 31,2012, CFBank held $27,434 and $25,373, respectively, of such loans which have been included in single family residential loan totals above.  Through a participation agreement, CFBank agreed to purchase from Northpointe 75% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  The maximum aggregate purchase interest shall not exceed $45,000.  Northpointe maintains a 25% ownership interest in each loan it participates.  The agreement further calls for full control to be relinquished by the Broker to Northpointe and its participants with recourse to the broker after 120 days, at the sole discretion of Northpointe. As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 contained in the Company’s 2012 Annual Report.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the activity in the ALLL by portfolio segment for the three months ended March 31, 2013:

	Three months ended March 31, 2013
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,311	$332	$1,396	$1,946	$-	$241	$11	$5,237
Addition to (reduction in) provision for loan losses	81	(94)	179	197	1	(23)	(15)	326
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	17	1	29	54	-	2	16	119
Ending balance	$1,409	$239	$1,604	$2,197	$1	$220	$12	$5,682

The following tables present the activity in the ALLL by portfolio segment for the three months ended March, 2012:

	Three months ended March 31, 2012
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$2,281	$207	$1,470	$1,863	$-	$272	$17	$6,110
Addition to (reduction in) provision for loan losses	(508)	(19)	370	347	-	19	(9)	200
Charge-offs	(15)	-	(416)	(434)	-	(20)	-	(885)
Recoveries	44	2	22	136	-	3	9	216
Ending balance	$1,802	$190	$1,446	$1,912	$-	$274	$17	$5,641

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2013:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$562	$44	$84	$152	$-	$-	$-	$842
Collectively evaluated for impairment	847	195	1,520	2,045	1	220	12	4,840
Total ending allowance balance	$1,409	$239	$1,604	$2,197	$1	$220	$12	$5,682
	-	-	-	-	-	-	-	-
Loans:
Individually evaluated for impairment	988	128	2,127	5,728	-	-	-	8,971
Collectively evaluated for impairment	27,536	46,490	24,982	50,704	79	12,748	971	163,510
Total ending loan balance	$28,524	$46,618	$27,109	$56,432	$79	$12,748	$971	$172,481

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2012:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$609	$71	$24	$126	$-	$-	$-	$830
Collectively evaluated for impairment	702	261	1,372	1,820	-	241	11	4,407
Total ending allowance balance	$1,311	$332	$1,396	$1,946	$-	$241	$11	$5,237
	-	-	-	-	-	-	-	-
Loans:
Individually evaluated for impairment	1,091	129	2,167	6,467	-	-	-	9,854
Collectively evaluated for impairment	24,317	42,929	19,409	47,824	14	12,963	970	148,426
Total ending loan balance	$25,408	$43,058	$21,576	$54,291	$14	$12,963	$970	$158,280

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at March 31, 2013.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three months ended March 31, 2013.  Cash payments of interest during the three months ended March 31, 2013 totaled $57.

	As of March 31, 2013			Three months ended March 31, 2013
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$136	$120	$-	$172	$-
Real estate:
Single-family residential	-	-	-	-	-
Multi-family residential	1,972	1,851	-	1,860	-
Commercial:
Non-owner occupied	2,222	1,527	-	1,928	-
Owner occupied	2,155	1,204	-	1,219	-
Land	-	-	-	-	-
Construction	-	-	-	-	-
Consumer:		-
Home equity lines of credit:
Originated for portfolio	-	-	-	-	-
Purchased for portfolio	-	-	-	-	-
Other	-	-	-	-	-
Total with no allowance recorded	6,485	4,702	-	5,179	-

With an allowance recorded:
Commercial	867	868	562	884	5
Real estate:
Single-family residential	128	128	44	128	2
Multi-family residential	277	276	84	280	1
Commercial:
Non-owner occupied	2,225	2,225	132	2,230	34
Owner occupied	392	392	7	393	6
Land	425	380	13	386	6
Construction
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-
Purchased for portfolio	-	-	-	-
Other	-	-	-	-
Total with an allowance recorded	4,314	4,269	842	4,301	54
Total	$10,799	$8,971	$842	$9,480	$54

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2012.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three months ended March 31, 2012.  Cash payments of interest during the three months ended March 31, 2012 totaled $88.

	As of December 31, 2012			Three months ended March 31, 2012
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$136	$121	$-	$67	$-
Real estate:
Single-family residential	-	-	-	-	-
Multi-family residential	2,001	1,879	-	4,244	10
Commercial:
Non-owner occupied	3,000	2,195	-	1,367	-
Owner occupied	2,195	1,244	-	429	-
Land	-	-	-	224	1
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	135
Purchased for portfolio	-	-	-	-
Other	-	-	-	-
Total with no allowance recorded	7,332	5,439	-	6,466	11

With an allowance recorded:
Commercial	970	970	609	696	13
Real estate:
Single-family residential	129	129	71	90	-
Multi-family residential	288	288	24	92	1
Commercial:
Non-owner occupied	2,239	2,239	105	2,340	57
Owner occupied	396	396	7	736	6
Land	438	393	14	384	6
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-
Purchased for portfolio	-	-	-	-
Other	-	-	-	-
Total with an allowance recorded	4,460	4,415	830	4,338	83
Total	$11,792	$9,854	$830	$10,804	$94

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	March 31,	December 31,
	2013	2012
Loans past due over 90 days still on accrual:
Real estate:
Commercial:	-	-
Non-owner occupied	-	-
Other consumer loans	-	-
Total over 90 days still on accrual loans	-	-
Nonaccrual loans:
Commercial	$653	$714
Real estate:
Single-family residential	119	113
Multi-family residential	2,044	2,082
Commercial:
Non-owner occupied	1,527	2,195
Owner occupied	1,204	1,243
Land	-	-
Consumer:
Home equity lines of credit:	-	-
Originated for portfolio	12	-
Purchased for portfolio	6	9
Other consumer	-	-
Total nonaccrual	5,565	6,356
Total nonaccrual and nonperforming loans	$5,565	$6,356

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2013 or December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$-	$165	$165	$28,359	$488
Real estate:
Single-family residential	796	131	88	1,015	45,603	30
Multi-family residential	-	-	-	-	27,109	2,045
Commercial:
Non-owner occupied	-	38	957	995	28,047	570
Owner occupied	-	-	-	-	22,905	1,204
Land	-	-	-	-	4,485	-
Construction	-	-	-	-	79	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	54	12	66	10,548	-
Purchased for portfolio	6	-	-	6	2,128	6
Other	-	-	-	-	971	-
Total	$802	$223	$1,222	$2,247	$170,234	$4,343

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$65	$121	$186	$25,222	$593
Real estate:
Single-family residential	1,105	122	74	1,301	41,757	39
Multi-family residential	-	-	-	-	21,576	2,082
Commercial:
Non-owner occupied	40	-	1,611	1,651	28,299	583
Owner occupied	-	-	-	-	19,774	1,244
Land	-	-	-	-	4,568	-
Construction	-	-	-	-	14	-
Consumer:
Home equity lines of credit:
Originated for portfolio	20	-	-	20	10,699	-
Purchased for portfolio	-	-	9	9	2,235	-
Other	18	-	-	18	951	-
Total	$1,183	$187	$1,815	$3,185	$155,095	$4,541

Troubled Debt Restructurings (TDRs):

As of March 31, 2013 and December 31, 2012, TDR’s totaled $6.4 and $7.0, respectively.  The Company allocated $842 and $830 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2013 and December 31, 2012.  The Company had not committed to lend any additional amounts as of March 31, 2013 or December 31, 2012 to customers with outstanding loans classified as nonaccrual TDRs.

During the quarter ended March 31, 2013, no loans were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

During the three months ended March 31, 2012, the terms of one loan was modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties. One single-family residential loan was modified as a TDR during the three months ended March 31, 2012 and included a reduction in the stated interest rate of the loan from 10% to 5%, a waiver of a portion of the accrued and unpaid interest, addition of the remaining accrued and unpaid interest to the principal balance and extension of the maturity date from 2034 to 2042. This modification involved a reduction in the stated interest rate of the loan for a period of 30 years.

There were no TDRs in payment default or that became nonperforming during the period ended March 31, 2013 and 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended March 31, 2013 and 2012 that did not meet the definition of a TDR. These loans had a total recorded investment of $6,635 and $2,815 as of March 31, 2013 and 2012, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in a  payments that was considered to be insignificant or there were no concessions granted.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2013 and December 31, 2012, nonaccrual TDRs were as follows:

	March 31,	December 31,
	2013	2012
Commercial	$488	$528
Real estate:
Multi-family residential	2,044	2,082
Commercial:
Non-owner occupied	-	388
Owner occupied	279	288
Total	$2,811	$3,286

Nonaccrual loans at March 31, 2013 and December 31, 2012 do not include $3,588 and $3,684, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The recorded investment in loans by risk category and by class of loans as of March 31, 2013 and based on the most recent analysis performed follows.  There were no loans rated doubtful at March 31, 2013 and December 31, 2012.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$270	$24,072	$2,653	$1,529	$28,524
Real estate:
Single-family residential	46,499	-	-	119	46,618
Multi-family residential	-	18,451	5,763	2,895	27,109
Commercial:
Non-owner occupied	220	21,666	2,405	4,752	29,043
Owner occupied	-	19,017	423	3,465	22,905
Land	115	944	432	2,993	4,484
Construction	12	67	-	-	79
Consumer:
Home equity lines of credit:
Originated for portfolio	10,602	-	-	12	10,614
Purchased for portfolio	1,699	-	429	6	2,134
Other	971	-	-	-	971
	$60,388	$84,217	$12,105	$15,771	$172,481

The recorded investment in loans by risk category and by class of loans as of December 31, 2012 follows.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$285	$21,013	$2,637	$1,473	$25,408
Real estate:
Single-family residential	42,945	-	-	113	43,058
Multi-family residential	-	12,846	5,790	2,939	21,575
Commercial:
Non-owner occupied	322	21,147	2,995	5,486	29,950
Owner occupied	-	16,385	762	2,627	19,774
Land	119	987	434	3,028	4,568
Construction	-	14	-	-	14
Consumer:
Home equity lines of credit:
Originated for portfolio	10,719	-	-	-	10,719
Purchased for portfolio	1,800	-	435	9	2,244
Other	970	-	-	-	970
	$57,160	$72,392	$13,053	$15,675	$158,280

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 5 - FAIR VALUE

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2013 Using
Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,393
State and municipal	1,937
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,343
Collateralized mortgage obligations	6,820
Total securities available for sale	$14,493

Loans held for sale	2,135

Yield maintenance provisions (embedded derivatives)	$907

Interest rate lock commitments	$35

Financial Liabilities:
Interest-rate swaps	$907

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2012 Using
Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,365
State and municipal	1,986
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,486
Collateralized mortgage obligations	9,802
Total securities available for sale	$17,639

Loans held for sale	623

Yield maintenance provisions (embedded derivatives)	$990

Interest rate lock commitments	$45

Financial Liabilities:
Interest-rate swaps	$990

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2013 or December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2013 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$121
Real Estate:
Single-family residential	84
Multi-family residential	1,972
Commercial:
Non-owner occupied	1,527
Owner occupied	1,204
Total impaired loans	$4,908

Fair Value Measurements at December 31, 2012 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$121
Real Estate:
Single-family residential	57
Multi-family residential	2,070
Commercial:
Non-owner occupied	1,806
Owner occupied	1,244
Total impaired loans	$5,298

The Company had no assets or liabilities, that were material, measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2013 or December 31, 2012.

The Impaired loan servicing rights, which are carried at fair value at March 31, 2013 and December 31, 2012, are not material based on the value of the asset.

Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $5,511, with a valuation allowance of $603, at March 31, 2013. There were $0 and $865 in write-downs of impaired collateral dependent loans during the three months ended March 31, 2013 and 2012, respectively.  Impaired loans carried at the fair value of collateral had an unpaid principal balance of $5,909, with a valuation allowance of $611 at December 31, 2012.

During the three months ended March 31, 2013, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial	$121	Income approach	Adjustment for differences in net operating income expectations	-10.00%
Commercial real estate:
Single-family residential	84	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.30%

Multi-family residential	1,972	Comparable sales approach	Adjustment for differences between the comparable market transactions	-39.0% to -27.1% (-32.7%)
Commercial:
Non-owner occupied	1,527	Comparable sales approach	Adjustment for differences between the comparable market transactions	-9.74% to 9.18% (-1.25%)

Owner occupied	1,204	Comparable sales approach	Adjustment for differences between the comparable market transactions	-6.3% to 0.5% (-0.8%)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measures at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial	$121	Income approach	Adjustment for differences in net operating income expectations	-10.00%
Commercial real estate:
Single -family residential	57	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.30%

Multi-family residential	2,070	Comparable sales approach	Adjustment for differences between the comparable market transactions	-39.0% to -27.1% (-32.7%)
Commercial:
Non-owner occupied	1,806	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.2% to 16.7% (7.3%)

Owner occupied	1,244	Comparable sales approach	Adjustment for differences between the comparable market transactions	6.3% to 0.5% (-0.8%)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2013 or December 31, 2012.

As of March 31, 2013 and December 31, 2012, the aggregate fair value, contractual balance (including accrued interest) and gain or loss were as follows:

	March 31, 2013	December 31, 2012

Aggregate fair value	$2,135	$623
Contractual balance	2,118	595
Gain (loss)	17	28

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2013 and 2012 for loans held for sale were:

	Three months ended March 31,
	2013	2012
Interest income	$5	$12
Interest expense	-	-
Change in fair value	(11)	(9)
Total change in fair value	$(6)	$3

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 were as follows:

	Fair Value Measurements at March 31, 2013 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,406	$14,406	$-	$-	$14,406
Interest-bearing deposits in other financial institutions	2,726	2,726		-	2,726
Securities available for sale	14,493	-	14,493	-	14,493
Loans held for sale	2,135	-	2,135	-	2,135
Loans, net	166,799	-	-	169,852	169,852
FHLB stock	1,942	-	-	-	n/a
Accrued interest receivable	94	6	88	-	94
Yield maintenance provisions (embedded derivatives)	907	-	907	-	907
Interest rate lock commitments	35	-	35	-	35

Financial liabilities
Deposits	$(168,730)	$(76,387)	$(93,803)	$-	$(170,190)
FHLB CMA	(5,955)	-	(5,955)		(5,955)
FHLB advances	(10,000)	-	(10,254)	-	(10,254)
Other borrowings	(1,000)	-	(1,000)	-	(1,000)
Subordinated debentures	(5,155)	-	(2,982)	-	(2,982)
Accrued interest payable	(144)	-	(144)	-	(144)
Interest-rate swaps	(907)	-	(907)	-	(907)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

	Fair Value Measurements at December 31, 2012 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,152	$25,152	$-	$-	$25,152
Interest-bearing deposits in other financial institutions	2,726	2,726		-	2,726
Securities available for sale	17,639	-	17,639	-	17,639
Loans held for sale	623	-	623	-	623
Loans, net	153,043	-	-	156,256	156,256
FHLB stock	1,942	-	-	-	n/a
Accrued interest receivable	105	10	95	-	105
Yield maintenance provisions (embedded derivatives)	990	-	990	-	990
Interest rate lock commitments	45	-	45	-	45

Financial liabilities
Deposits	$(173,508)	$(75,340)	$(99,946)	$-	$(175,286)
FHLB advances	(10,000)	-	(10,338)	-	(10,338)
Subordinated debentures	(5,155)	-	(2,999)	-	(2,999)
Accrued interest payable	(98)	-	(98)	-	(98)
Interest-rate swaps	(990)	-	(990)	-	(990)

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

Other Borrowings

The fair values of the Company’s long-term FHLB advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.  The fair values of the commercial line of credit and FHLB short-term variable rate advance are equal to the carrying value due to their short-term nature.  The maturities on these outstanding borrowings would be less than 30 days.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 6 –FHLB ADVANCES

Variable and Fixed Rate Advances from the FHLB were as follows:

	Rate	March 31, 2013	December 31, 2012
Variable Rate Advances
Maturities less than 30 days	0.22%	$5,955	$-
		5,955	-
Fixed Rate Advances
Maturities:
January 2014	3.12%	5,000	5,000
May 2014	3.06%	5,000	5,000
		10,000	10,000

Total		$15,955	$10,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The advances were collateralized as follows:

	March 31, 2013	December 31, 2012

Single-family mortgage loans	$12,216	$9,917
Multi-family mortgage loans	4,903	4,968
Commercial real estate loans	1,330	1,185
Securities	4,841	4,707
Cash	3,300	3,300
Total	$26,590	$24,077

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $16,276 from the FHLB at March 31, 2013.  In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of one year. CFBank was subsequently notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days in November 2011 and 30 days in April 2012 .

As of March 31, 2013, all variable rate advance payments are due in April 2013. All fixed rate advance payments are due in 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 7 - OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (the FRB) at March 31, 2013 or at December 31, 2012.

Assets pledged as collateral with the FRB were as follows:

	March 31, 2013	December 31, 2012

Commercial Loans	12,326	9,352
Commercial Real Estate Loans	18,255	16,700
Total	$30,581	$26,052

Based on the collateral pledged, CFBank was eligible to borrow up to $17,283 from the FRB at March 31, 2013.

CFBank had a $1.0 million line of credit with a commercial bank at both March 31, 2013 and December 31, 2012. As of March 31, 2013, there was a balance of $1,000 on the line which was paid off the following day.  There was no outstanding balance on this line of credit at December 31, 2012.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.

NOTE 8 – SUBORDINATED DEBENTURES

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

The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest.  The subordinated debentures mature on December 30, 2033.  The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture.  There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments on the subordinated debt in 2010.

Cumulative deferred interest payments through September 30, 2012 totalling $348 were paid current in December 2012 with the approval of the FED. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $83 as of March 31, 2013. Cumulative deferred interest payments were $42 at December 31, 2012. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.16% at March 31, 2013 and 3.21% at December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the Plans), as described below.  Total compensation cost that was charged to income for those Plans totaled $21 and $6, respectively, for the three months ended March 31, 2013 and 2012.  The total income tax (expense) benefit was not material for the three months ended March 31, 2013 and 2012.

The original Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares for stock option grants and 15,511 shares for restricted stock awards.  The 2003 Equity Compensation Plan (2003 Plan), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.

Stock Options

The Plans permit the grant of stock options to directors, officers and employees for up to 338,778 shares of common stock.  Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years, and are exercisable for ten years from the date of grant.  Unvested stock options immediately vest upon a change in control.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The Company uses historical data to estimate option exercise and post-vesting termination behavior.  Employee and management options are tracked separately.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair value of the options granted during the three months ended March 31, 2013 was determined using the following weighted‑average assumptions as of the grant dates as listed in the table below.  There were no options granted during the three months ended March 31, 2012.

Three months ended
March 31, 2013

Risk-free interest rate	1.32%
Expected term (years)	7
Expected stock price volatility	80%
Dividend yield	0%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

A summary of stock option activity in the Plans for the three months ended March 31, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	234,696	$4.29
Granted	30,000	1.50
Exercised	-	-
Expired
Cancelled or Forfeited	(5,620)	24.95
Outstanding at end of year	259,076	$3.52	9.3	$-

Expected to vest	237,880	$1.34	9.7	$-

Exercisable at end of period	21,196	$27.98	4.8	$-

During the three months ended March 31, 2013, there were 5,620 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares is reversed.

Information related to the Plans during the three months ended March 31, 2013 and 2012 follows.  There were 30,000 shares granted during the three month ended March 31, 2013 and  no stock options granted during the three months ended March 31, 2012. There were no options exercised during the three months ended March 31, 2013 or 2012.

	Three months ended March 31,
	2013	2012

Weighted average fair value of options granted	$1.08	n/a

As of March 31, 2013, there was $154 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.7 years.  Substantially all of the 237,880 nonvested stock options at March 31, 2013 are expected to vest.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock was determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 15,962 shares available to be issued, net of option awards under the Plans at March 31, 2013.  There were no shares of restricted stock issued during the three months ended March 31, 2013 and 2012.

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2013 follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	1,400	$6.61
Granted	-	-
Vested	-	-
Forfeited	(1,000)	7.25
Nonvested at March 31, 2013	400	$5.00

During the three months ended March 31, 2013, 1,000 shares were forfeited, which resulted in the reversal of previously recognized expense associated with the nonvested shares. As of March 31, 2013, the total unrecognized compensation cost related to nonvested restricted shares granted under the Plans was immaterial.  There were no shares vested during the three months ended, March 31, 2013 and 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 10 – PREFERRED STOCK

On December 5, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, the Company issued to Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock) for $7,225.  The Preferred Stock initially paid quarterly dividends at a five percent annual rate.

The Company’s Board of Directors elected to defer dividend payments on the Preferred Stock beginning with the dividend payable on November 15, 2010.

Pursuant to the Holding Company Order, as described in Note 2, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or the Holding Company’s common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED.  On July 13, 2012, the Company received approval from the FRB of Cleveland of an agreement with U.S. Treasury to redeem the Preferred Stock, including all accrued but unpaid dividends and the common stock warrant issued in connection with the TARP Capital Purchase Program (together, the “TARP obligations”) using proceeds of the Holding Company’s common stock offering. On August 23, 2012, the Holding Company received regulatory non-objection for redemption of the TARP obligations from the OCC.

On September 26, 2012, pursuant to the agreement with U.S. Treasury, the Holding Company utilized $3,000 of the proceeds from its stock offering to redeem the TARP obligations including deferred dividends totaling $801.  The redemption included satisfaction of common stock warrants associated with the preferred stock. The redemption was completed at a discount and resulted in an increase in common stockholders’ equity of $4,960. At March 31, 2013 and December 31, 2012, the preferred stock was fully redeemed. Preferred stock dividend and accretions totaled $0 at March 31, 2013 and $110 at March 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 11 – REGULATORY CAPITAL MATTERS

CFBank is subject to regulatory capital requirements administered by federal banking agencies.  Prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off‑balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.

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

The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets. CFBank met the capital requirement at March 31, 2013 and December 31, 2012 as a result of a $13,500 capital contribution from the Holding Company using net proceeds of the stock offering. However, CFBank will not be considered “well-capitalized” under applicable regulatory capital standards as long as it is subject to individual minimum capital requirements under the CFBank Order.

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Prompt Corrective		By Terms Of
	Actual		Adequacy Purposes		Action Regulations		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2013
Total Capital to risk
weighted assets	$24,552	14.26%	$13,778	8.00%	$17,223	10.00%	$20,668	12.00%

Tier 1 (Core) Capital to risk
weighted assets	22,356	12.98%	6,889	4.00%	10,334	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	22,356	10.60%	8,440	4.00%	10,550	5.00%	16,880	8.00%

Tangible Capital to
adjusted total assets	22,356	10.60%	3,165	1.50%	N/A	N/A	N/A	N/A

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

					To Be Well
					Capitalized Under		Required
			For Capital		Prompt Corrective		By Terms Of
	Actual		Adequacy Purposes		Action Regulations		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31,2012
Total Capital to risk
weighted assets	$25,002	15.53%	$12,878	8.00%	$16,098	10.00%	$19,317	12.00%

Tier 1 (Core) Capital to risk
weighted assets	22,950	14.26%	6,439	4.00%	9,659	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	22,950	10.97%	8,372	4.00%	10,465	5.00%	16,744	8.00%

Tangible Capital to
adjusted total assets	22,950	10.97%	3,139	1.50%	N/A	N/A	N/A	N/A

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter.  Management believes that this test has been met at March 31, 2013 and December 31, 2012.

CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established in the amount of $14,300, which was the net worth reported in the conversion prospectus.  The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company.  Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if CFBank liquidated and its assets exceeded its liabilities.  Dividends may not reduce CFBank’s stockholder’s equity below the required liquidation account balance.

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. CFBank must receive regulatory approval prior to any dividend payments.

NOTE 12 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:  CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $7,696 at March 31, 2013 and $7,750 at December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Contingent Features:  The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2013, CFBank had pledged $1,253 in securities as collateral for these derivatives.   Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status under regulatory capital standards due to the CFBank Order. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank fails to qualify as “well capitalized” under regulatory capital standards. If the counterparty elected to request payment, CFBank would be required to remit $907 based on the March 31, 2013 valuation of the interest-rate swaps. The yield maintenance provisions may not be unwound to offset the repayment of the interest-rate swaps, as they may only be invoked in the event of prepayment of the borrowers’ loans.  Should market interest rates decrease from March 31, 2013 levels, the payment may increase in the event the swaps are called.   In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers prepaying the loans, as of March 31, 2013 would incur a net $907 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Summary information about the derivative instruments is as follows:

	March 31,2013	December 31,2012

Notional amount	$7,696	$7,750
Weighted average pay rate on interest-rate swaps	3.86%	3.86%
Weighted average receive rate on interest-rate swaps	0.23%	0.24%
Weighted average maturity (years)	4.3	4.6
Fair value of interest-rate swaps	$(907)	$(990)
Fair value of yield maintenance provisions	907	990

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three months ended March 31, 2013 or 2012.

Mortgage banking derivatives: Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $5,611 and $2,079 of interest rate lock commitments related to residential mortgage loans at March 31, 2013 and December 31, 2012, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $35 and $45 at March 31, 2013 and December 31, 2012, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 13 – CONTINGENT LIABILITIES

CFBank participates in a multi-employer contributory trusteed pension plan.  On August 17, 2012, CFBank was notified by the trustees of the plan that, due to CFBank’s financial performance and the CFBank Order, it was required to make a contribution or provide a letter of credit in the amount of the funding shortfall plus estimated cost of annuitization of benefits in the plan, which was determined to be $908.   CFBank obtained a letter of credit from Comerica Bank for this amount.  The cost of obtaining the letter of credit was $9. CFBank may be required to make additional contributions or provide additional amounts via an expanded letter of credit if the funding shortfall increases in the future.  If CFBank’s financial condition should worsen in the future, the trustee may execute the letter of credit, resulting in a charge to CFBank.

NOTE 14 – INCOME TAXES

The Company maintained a valuation allowance against deferred tax assets at March 31, 2013 and December 31, 2012, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information.  This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

As a result of the change in stock ownership associated with the stock offering completed in August 2012, within the guidelines of Section 382 of the Internal Revenue Code of 1986, the Company incurred an ownership change. At year-end 2012, the Company had net operating loss carryforwards of $25,941, which expire at various dates from 2024 to 2032, and alternative minimum tax credit carryforwards of $60, which do not expire. As a result, its ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,342 of net operating loss carryforwards will expire unutilized and, as required by accounting standards, reduced deferred tax assets and the valuation allowance by $6,916 to reflect this lost realizability as of December 31, 2012.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2012.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

At March 31, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2009.

NOTE 15- ACCUMULATED OTHER COMPREHENSIVE INCOME

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Three Months Ended March 31, 2013 (1)

			Unrealized Gains and Losses on Available-for-Sale Securities	Total

	Accumulated Other Comprehensive Income (Loss) at January 1, 2013		$107	$107

	Other comprehensive income before reclassifications		25	25
	Amount reclassified from accumulated other comprehensive income	(2)	-	-
	Net current-period other comprehensive income (loss)		25	25

	Accumulated Other Comprehensive Income at March 31, 2013		$132	$132

(1)	All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)	There no amounts reclassified out of other comprehensive income for the three months ended March 31, 2013

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the Holding Company) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  The following factors could cause such differences:

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

•	our ability to meet the requirements of the Orders, as defined below, under the section captioned “Cease and Desist Orders”;
•	uncertainty related to the counterparty to call our interest-rate swaps;
•	uncertainty related to our ability to continue to receive limited waivers from the FDIC allowing us to roll over or renew reciprocal CDARS deposits;
•	our ability to generate profits in the future;
•	changes in tax laws, rules and regulations;
•

various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (FED), the Federal Deposit Insurance Corporation (FDIC) and the Office of the Comptroller of the Currency (OCC);

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;
•	our ability to grow our core businesses;
•	technological factors which may affect our operations, pricing, products and services;
•	unanticipated litigation, claims or assessments; and

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	management's ability to manage these and other risks.

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  The Holding Company, including its subsidiaries, together referred to as “the Company,” believes it has chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.  Our filings with the Securities and Exchange Commission (SEC) detail other risks, all of which are difficult to predict and many of which are beyond our control.

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

The disruption in capital, credit and financial markets which began in 2008 continued to have a detrimental effect on our national and local economies into 2013.  These effects have included lower real estate values; tightened availability of credit; increased loan delinquencies, foreclosures, personal and business bankruptcies and unemployment rates; decreased consumer confidence and spending; significant loan charge-offs and write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade.  We do not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects.  Adverse effects of these conditions could include increases in loan delinquencies and charge-offs; increases in our loan loss reserves based on general economic factors; increases to our specific loan loss reserves due to the impact of these conditions on specific borrowers or the collateral for their loans; increases in the number of foreclosed assets; declines in the value of our foreclosed assets due to the impact of these conditions on property values; increases in our cost of funds due to increased competition and aggressive deposit pricing by local and national competitors with liquidity needs; attrition of our core deposits due to this aggressive deposit pricing and/or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of our common stock.

CEASE AND DESIST ORDERS

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the OTS, the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd – Frank Act, the FED replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as a primary regulator of CFBank. The requirements of the Orders will remain in effect until terminated, modified or suspended by regulators.  See Note 2 to the consolidated financial statements included in this quarterly report for additional information regarding the Orders.

The significant directives contained in the Orders, including requirements to reduce the level of our classified and criticized assets, growth and operating metrics in line with an approved business plan, restrictions on brokered deposits, restrictions on certain types of lending and restrictions on dividend payments,  may impede our ability to operate our business efficiently and to effectively compete in the markets we serve.  In addition, the regulators must approve any deviation from our business plan, which could limit our ability to make market responsive changes to our business quickly.  Certain provisions of the Orders that could have a negative impact on the financial condition and operating results of CFBank and the Holding Company are as follows:

1.

The CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, and CFBank will not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remains in place, even if it meets or exceeds these capital levels. At March 31, 2013, CFBank had 10.60% core capital, 12.98% tier 1 risk-based capital and 14.26% total risk-based capital.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

2.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering losses.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company, as a result of the 2012 stock offering and payoff of its TARP obligations with $3 million, has nearly four years of operating capital.  The regulators have further required the Holding Company to develop a business plan, separate from the Bank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

3.

Because CFBank is not considered well-capitalized as a result of the CFBank Order, it is prohibited from accepting or renewing brokered deposits without FDIC approval and is subject to market rate limitations published by the FDIC when offering deposits to the general public.  See the section titled “Financial Condition - Deposits” and the section titled “Liquidity and Capital Resources” for additional information regarding these regulatory restrictions.

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

The Holding Company and CFBank have incurred, and expect to continue to incur, some additional regulatory compliance expense in connection with the Orders. It is possible that regulatory compliance expenses related to the Orders could have a material adverse impact on us in the future.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General. Assets totaled $216.4 million at March 31, 2013 and increased $1.4 million, or 0.7%, from $215.0 million at December 31, 2012.  The increase was primarily due to a $13.8 million increase in net loan balances, partially offset by a $10.7 million decrease in cash and cash equivalents used to fund higher earning asset growth.

Cash and cash equivalents.  Cash and cash equivalents totaled $14.4 million at March 31, 2013 and decreased $10.7 million, or 42.7%, from $25.1 million at December 31, 2012. The decrease in cash and cash equivalents was primarily due to the funding of higher yielding loans.  Management anticipated that the level of on-balance-sheet liquidity would

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

decrease as new loan originations are made pursuant to the business plan implemented since completion of the stock offering in August 2012.

Securities. Securities available for sale totaled $14.5 million at March 31, 2013 and decreased $3.1 million, or 17.8%, compared to $17.6 million at December 31, 2012.  The decrease was due to maturities and repayments.

Loans.  Net loans totaled $166.8 million at March 31, 2013 and increased 13.8 million, or 9.0%, from $153.0 million at December 31, 2012. The increase was primarily due to higher commercial, multi-family residential, commercial real estate and single-family residential loan balances. A renewed lending focus after the successful capital raise was a key driver in growing earning assets.

On December 11, 2012 the Bank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  At March 31, 2013 and December 31, 2012, CFBank held $27,434 and $25,373, respectively, of such loans which are included in single family residential loan totals.  Through a participation agreement, CFBank agreed to purchase from Northpointe 75% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are $0 reserves allocated to these loans. During the three months ended March 31, 2013, loan origination activity in the program totaled $124,243 and payoffs for the same period totaled $122,169.  At no point during the quarter did the total outstanding loan balances exceed the maximum aggregate purchase interest of $45,000.  Northpointe maintains a 25% ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans.

Allowance for loan losses (ALLL). The ALLL totaled $5.7 million at March 31, 2013 and increased $0.4 million,or 8.5%, from $5.2 million at December 31, 2012.  The increase in the ALLL was due to a 9.0% increase in overall loan balances, partially offset by a 12.4% decrease in nonperforming assets, a 29.5% decrease in past due loans, and a 2.97% decrease in criticized and classified loans during the three months ended March, 31, 2013. The ratio of the ALLL to total loans was 3.29% at March 31, 2013, compared to 3.31% at December 31, 2012.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans of all classes within the commercial, commercial real estate and multi-family residential loan segments, regardless of size, and loans of all other classes over $500,000, are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. If a loan is impaired, a portion of the ALLL is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s effective interest rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance loans, such as

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and are classified as impaired.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding the ALLL.

Individually impaired loans totaled $9.0 million at March 31, 2013 and decreased $883,000, or 9.0%, from $9.9 million at December 31, 2012.  The decrease was due to $883,000 in principal payoffs of two impaired loans during the three months ended March 31, 2013. The amount of the ALLL specifically allocated to individually impaired loans totaled $842,000 million at March 31, 2013 and $830,000 at December 31, 2012.

The specific reserve on impaired loans is based on management’s estimate of the present value of estimated future cash flows using the loan’s effective interest rate or the fair value of collateral, if repayment is expected solely from the collateral.  On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals or internal evaluations to help make this determination.  Determination of whether to use an updated appraisal or internal evaluation is based on factors including, but not limited to, the age of the loan and the most recent appraisal, condition of the property and whether we expect the collateral to go through the foreclosure or liquidation process.  Management considers the need for a downward adjustment to the valuation based on current market conditions and on management’s analysis, judgment and experience. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $791,000, or 12.4%, and totaled $5.6 million at March 31, 2013, compared to $6.4 million at December 31, 2012.  The decrease in nonperforming loans was due to loan payments and proceeds from the sale of underlying collateral of various loans.  The $707,000 decrease in nonperforming commercial real estate loans was primarily due to payoff of three commercial real estate loans. The ratio of nonperforming loans to total loans decreased to 3.2% at March 31, 2013 primarily due to an increase in overall loan portfolio balances.

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $2.8 million at March 31, 2013 and $3.3 million at December 31, 2012.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at March 31, 2013 and December 31, 2012 do not include $3.6 million and $3.7 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. The levels of criticized and classified loans decreased during the three months ended March 31, 2013.  Loans designated as special mention decreased $948,000 million, or 7.3%, and totaled $12.1 million at March 31, 2013, compared to $13.1 million at December 31, 2012.  Loans classified as substandard increased $96,000, or .61%, and totaled $15.8 million at March 31, 2013, compared to $15.7 million at December 31, 2012.  No loans were classified as doubtful at March 31, 2013 and December 31, 2012. The decrease in criticized and classified loans was due to principal repayments and payoffs.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding risk classification of loans.

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

Total past due loans decreased $938,000, or 29.5%, and totaled $2.2 million at March 31, 2013, compared to $3.2 million at December 31, 2012.  Past due loans totaled 1.3% of the loan portfolio at March 31, 2013, compared to 2.0% at December 31, 2012.  The decrease in the balance of past due loans was primarily due to lower delinquencies in the commercial real estate and residential and single-family loan segments,  partially offset by an increase in delinquencies in

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

the consumer loan segment.  The decrease in the delinquency rate is primarily related to lower delinquencies offset by an increase in overall loan balances.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $13.9 million, or 48.7%, of the commercial portfolio at March 31, 2013 compared to $11.8 million, or 46.4%, at December 31, 2012. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank. Interest only home equity lines of credit totaled $10.3 million, or 75.3%, of the total home equity lines credit at March 31, 2013 compared to $10.4 million, or 70%, at December 31, 2012.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2013;  however, future additions to the ALLL may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $1.5 million at March 31, 2013, and remained relatively constant compared to $1.5 million at December 31, 2012. During the three months ended March 31, 2013, there was a sale of a single family residential property, and a small recovery on the remaining property.  Foreclosed assets at March 31, 2013 consisted of one multi-family property in Mansfield, Ohio.

The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming and other loans with credit issues.

Deposits. Deposits totaled $168.7 million at March 31, 2013 and decreased $4.8 million, or 2.8%, from $173.5 million at December 31, 2012.  The decrease was primarily due to decreases in certificate of deposit and checking accounts of $5.8 million and $1.7 million, respectively, offset by increases in money market and savings accounts totaling $2.7 million. The decrease in CD’s was due primarily to a decrease in brokered deposits and CDARS balances, as discussed more fully below.

CFBank is a participant in the CDARS program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $27.8 million at March 31, 2013 and decreased $4.2 million, or 13.2%, from $32.0 million at December 31, 2012. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Customer balances in the CDARS program totaled $4.1 million at March 31, 2103 and decreased $0.1 million, or 2.4%, from $4.2 million at December 31, 2012. Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances.  Customer balances in the CDARS program represented 14.8% of total brokered deposits at March 31, 2013 and 13.0% of total brokered deposits at December 31, 2012. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, including a current limited 90 day waiver which expires on June 12, 2013.  The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between March 13, 2013 and June 13, 2013. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

FHLB advances. Long-term FHLB advances totaled $10.0 million at March 31, 2013, and December 31, 2012. Short-term FHLB advances totaled $5,955 and $0 at March 31, 2013 and December 31, 2012, respectively.  The short-term advance at March 31, 2013, was paid back by April 4, 2013.  In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days.  See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.

Other Borrowings. Other borrowings totaled $1 million and $0 at March 31, 2013 and December 31, 2012, respectively. The $1 million is a line of credit with a commercial bank and was paid off the following day.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both March 31, 2013 and December 31, 2012.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company.  The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years.  The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering.  Cumulative deferred interest payments through September 30, 2012, totaling $348,000 were paid current in December 2012 with the approval of the FED.  Cumulative deferred interest payments subsequent to September 30, 2012, have been accrued and totaled $83,400 as of March 31, 2013. Cumulative deferred interest payments were $256,000 at March 31, 2012. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED.

Stockholders’ equity.    Stockholders’ equity totaled $22.9 million at March 31, 2013 and decreased $0.8 million, or 3.3%, from $23.7 million at December 31, 2012.  The decrease was due to a net loss of $0.8 million during the quarter ended March 31, 2013.

On August 20, 2012, the Company announced the successful completion of its common stock offering.  The Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the common stock offering.

The Holding Company was a participant in the TARP Capital Purchase Program and issued $7.2 million of preferred stock to Treasury on December 5, 2008. In connection with the issuance of the preferred stock, the Holding Company also issued to Treasury a warrant to purchase 67,314 shares of the Company’s common stock at an exercise price of $16.10 per share. On September 26, 2012, pursuant to an agreement with the Treasury and upon receipt of regulatory approval, the Holding Company utilized $3.0 million of the proceeds from its common stock offering to redeem the TARP obligations.

Comparison of the Results of Operations for the Three Months Ended March 31, 2013 and 2012

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

General.   Net loss attributable to common stockholders totaled $0.8 million, or $(0.05) per diluted common share for the quarter ended March 31, 2013, compared to a net loss attributable to common stockholders of $0.8 million, or $(1.03) per diluted common share for the quarter ended March 31, 2012.  For the three months ended March 31, 2012, preferred stock dividends and accretion of discount on the preferred stock increased the net loss attributable to the common stockholders by $110.  Due to the redemption of the TARP obligation on September 26, 2012, there will no longer be an impact related to the preferred stock dividends and accretion of discount on the net loss attributable to the common stockholders.   For the three months ended March 31, 2013 compared to March 31, 2012, the net loss remained relatively consistent as the $0.1 million increase in provision expense and $0.1 million decrease in net interest income for the quarter ended March 31, 2013, was offset by a $0.2 decrease in noninterest expense.

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

Net interest income totaled $1.2 million for the quarter ended March 31, 2013 and decreased $81,000, or 6.4%, compared to $1.3 million for the quarter ended March 31, 2012. The decrease in net interest income was due primarily to rates repricing on the asset side, as there was a larger decrease in the yield on interest-earning assets than in the cost of interest-bearing liabilities. The average yield on interest-earning assets decreased 25 bps and the average cost of interest-bearing liabilities decreased 19 bps during the quarter ended March 31, 2013, compared to the quarter ended March 31, 2012.  The average yield on interest-earning assets decreased primarily in the loan portfolio as maturities and paydowns of higher priced loans, are replaced with new loans at today’s lower market prices.  The mix of earning assets has improved, as lower yielding liquid assets are replaced with higher yielding loans. The average cost of interest-bearing liabilities decreased primarily due to reduced deposit pricing in the current year quarter, as well as the favorable re-pricing that occurred in the CD portfolio as CD’s re-priced at today’s lower rates.

Interest income.  Interest income totaled $1.7 million and decreased $305,000, or 15.1%, for the quarter ended March 31, 2013, compared to $2.0 million for the quarter ended March 31, 2012. The decrease in interest income was primarily due to a decrease of 109 bps in yields, as loans continue to re-price at today’s lower interest rates, partially offset by a favorable volume variance due to the increase in average loan balances from $144.9 million at March 31, 2012, to $154.7 million at March 31, 2013.

Interest expense.    Interest expense decreased $0.2 million, or 29.9%, to $0.5 million for the first quarter of 2013, compared to $0.7 in the first quarter of 2012.    The decrease in interest expense resulted from lower deposit costs due to a 19 bp decrease in average rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in the deposit base, primarily broker CD’s.

Provision for loan losses.  The provision for loan losses totaled $326,000 for the quarter ended March 31, 2013 and increased $126,000, or 63.0%, compared to $200,000 for the quarter ended March 31, 2012.  The increase in the provision for loan losses for the quarter ended March 31, 2013 was primarily due to growth in the loan portfolio and one commercial loan relationship where the risk rating was downgraded.  Due to the low credit risk associated with the Northpointe loan program, as previously discussed, there are no reserves associated with the loan activity in this program.

Net charge-offs decreased $788,000 due to the fact that there were recoveries of $119,000 for the quarter ended March 31, 2013, compared to net charge-offs totaling $669,000, or 1.79% of average loans on an annualized basis for the quarter ended March 31, 2012. The decrease in net charge-offs during the three months ended March 31, 2013 was primarily related to multi-family residential and commercial real estate loans. The decrease in net charge-offs resulted from our ongoing loan workout efforts.  The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2013 and 2012.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For the three months ended March 31,
	2013	2012
	(Dollars in thousands)
Commercial	$(17)	$(29)
Single-family residential real estate	(1)	(2)
Multi-family residential real estate	(29)	394
Commercial real estate	(54)	298
Home equity lines of credit	(2)	17
Other consumer loans	(16)	(9)
Total	$(119)	$669

The level of loan charge-offs may increase in the future as we increase our workout efforts related to nonperforming and other loans with credit issues.

Noninterest income.  Noninterest income for the quarter ended March 31, 2013 totaled $133,000 and decreased $25,000, or 15.8%, compared to $158,000 for the quarter ended March 31, 2012. The decrease was primarily due to net gains on sales of loans during the quarter ended March 31, 2013, which was partially offset by an increase in service charges on deposits.  There were no sales of securities in the current year quarter.

Noninterest expense. Noninterest expense decreased $161,000 or 8.2%, and totaled $1.8 million for the first quarter of 2013, compared to $2.0 million for the first quarter of 2012. The decrease in noninterest expense during the three months ended March 31,2013 was primarily due to a decrease in salaries and employee benefits, FDIC premiums and director fees.

Salaries and employee benefits expense decreased $99,000 or 10.0%, and totaled $892,000 for the three months ended March 31, 2013, compared to $991,000 for the three months ended March 31, 2012. The decrease was primarily a result of a restructuring that occurred after the capital raise.

Director fees decreased $40,000, or 88.9%, and totaled $5,000 for the three months ended March 31, 2013, compared to $45,000 for the three months ended March 31, 2012.  The decrease was due to a decrease in fees paid to the former Chairman of the Board upon completion of the stock offering and a suspension of director fees beginning in September 2012 in consideration of the financial performance of the Company.  Director fees are expected to resume after the Company achieves profitability.

FDIC premiums decreased $45,000, or 28.8%, and totaled $111,000 for the three months ended March 31, 2013, compared to $156,000 for the three months ended March 31, 2012.  The decrease was primarily due to  a lower assessment base and an improvement in the rate in the current year quarter.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended March 31, 2013.  As such, there was no income tax expense or benefit for the quarters ended March 31, 2013 or 2012.

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

	For Three Months Ended March 31,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$15,572	$60	1.56%	$17,977	$63	1.44%
Loans and loans held for sale (3)	154,674	1,596	4.13%	144,855	1,891	5.22%
Other earning assets	32,487	34	0.42%	59,655	40	0.27%
FHLB stock	1,942	21	4.33%	1,942	22	4.53%
Total interest-earning assets	204,675	1,711	3.35%	224,429	2,016	3.60%
Noninterest-earning assets	11,122			18,809
Total assets	$215,797			$243,238

Interest-bearing liabilities:
Deposits	$156,008	408	1.05%	$191,634	593	1.24%
FHLB advances and other borrowings	15,488	117	3.02%	20,897	156	2.99%
Total interest-bearing liabilities	171,496	525	1.22%	212,531	749	1.41%

Noninterest-bearing liabilities	21,179			21,294
Total liabilities	192,675			233,825

Equity	23,122			9,413
Total liabilities and equity	$215,797			$243,238

Net interest-earning assets	$33,179			$11,898
Net interest income/interest rate spread		$1,186	2.13%		$1,267	2.19%
Net interest margin			2.32%			2.26%
Average interest-earning assets
to average interest-bearing liabilities	119.35%			105.60%

(1) Average balance is computed using the carrying value of securities.Average yield is computed using the historical amortized cost average balance for available for sale securities

(2) Average yields and interest earned are stated on a fully taxable equivalent basis.

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

	Three Months Ended
	March 31, 2013
	Compared to Three Months Ended
	March 31, 2012

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$25	$(28)	$(3)
Loans and loans held for sale	(998)	703	(295)
Other earning assets	77	(83)	(6)
FHLB Stock	(1)		(1)
Total interest-earning assets	(897)	592	(305)

Interest-bearing liabilities:
Deposits	(84)	(101)	(185)
FHLB advances and other borrowings	12	(51)	(39)

Total interest-bearing liabilities	(72)	(152)	(224)

Net change in net interest income	$(825)	$744	$(81)

 (1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry.  These policies are presented in Note 1 to our audited consolidated financial statements in our 2012 Annual Report to Stockholders incorporated by reference into our 2012 Annual Report on Form 10-K.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operation, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial position or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Notes 4 and 6 to the consolidated financial statements included in this quarterly report and in Notes 1, 4 and 6 to the consolidated financial statements in our 2012 Annual Report to Stockholders incorporated by reference into our 2012 Annual Report on Form 10-K.

Valuation of the deferred tax asset.    In line with the Cease and Desist Order the Company needed to embark on a recapitalization program through the sale of $19.5 million in additional common stock in order to improve capitalization for the Bank and provide working capital in the holding company. In negotiations with the Treasury Department as to the redemption of $7,500 in TARP obligations, the Company needed to further increase the recapitalization by $3.0 million. The recapitalization was closed at the maximum $22.5 million level through the issuance of 15.0 million shares of common stock.  As a result of the change in stock ownership associated with the stock offering completed in August 2012, within the guidelines of Section 382 of the Internal Revenue Code of 1986, the Company incurred an ownership change. At year-end 2012, the Company had net operating loss carryforwards of $25,941, which expire at various dates from 2024 to 2032, and alternative minimum tax credit carryforwards of $60, which do not expire. As a result, its ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,342 of net operating loss carryforwards will expire unutilized and, as required by accounting standards, reduced deferred tax assets and the valuation allowance by $6,916 to reflect this lost realizability.

The Company maintained a valuation allowance against deferred tax assets at March 31, 2013 and December 31, 2012, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely- than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2012. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve. At December 31, 2012 and 2011, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months. At March 31, 2013, the valuation allowance totaled $3.5 million, compared to $3.1 million at December 31, 2012. Additional information is included in Notes 1 and 14 to our consolidated financial statements.

Fair value of financial instruments.  Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 6 to the consolidated financial statements included in this quarterly report and in Notes 1 and 6 to the consolidated financial statements in our 2012 Annual Report to Stockholders incorporated by reference into our 2012 Annual Report on Form 10-K.

Fair value of foreclosed assets.    Another critical accounting policy relates to fair value of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Notes 5 and 6 to the consolidated financial statements included in this quarterly report and in Notes 1, 5 and 6 to the consolidated financial statements in our 2012 Annual Report to Stockholders incorporated by reference into our 2012 Annual Report on Form 10-K.

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

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program.  In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the FRB and borrowing from Comerica.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$18,781	$32,396
Additional borrowing capacity at the FHLB	321	7,460
Additional borrowing capacity at the FRB	17,283	14,859
Unused commercial bank line of credit	-	1,000
Total	$36,385	$55,715

Cash available from liquid assets and borrowing capacity decreased $19.3 million, or 34.7%, to $36.4 million at March 31, 2013 from $55.7 million at December 31, 2012.  The decline in cash is a result of using those liquid assets to fund higher yielding loans and improve the overall mix of earning assets.

Cash, unpledged securities and deposits in other financial institutions decreased $13.6 million, or 42%, during 2013. The decrease was primarily due to brokered and retail deposits maturities, and the mortgage purchase program.

CFBank’s additional borrowing capacity with the FHLB decreased to $.03 million at March 31, 2013 from $7.5 million at December 31, 2012 primarily due to a decrease in the balance of eligible loans pledged as collateral for advances and a $6 million short-term borrowing at March 31, 2013. In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days.

CFBank’s  additional borrowing capacity  at  the FRB  increased to $17.3 million at  March 31, 2013, up from $14.9  million at December 31, 2012. In addition, CFBank is once again eligible for participating  in  the FRB’s primary credit program, providing  CFBank  access  to short-term funds  at  any  time,  for  any reason, based  on  the  collateral  pledged.

CFBank’s  borrowing capacity with  both the FHLB and FRB may be negatively impacted by changes such as,  but not limited  to, further  tightening of credit policies by  the FHLB or FRB, deterioration  in the credit performance of  CFBank’s loan portfolio or  CFBank’s financial performance, or a decrease  in the balance of pledged  collateral.

At March 31, 2013, CFBank  had drawn on its $1.0  million  line  of  credit  with  one  commercial bank at month end, which was subsequently repaid the following day.  At December 31, 2012, the $1.0 million line was fully available.

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

Prior  to  receipt  of  the CFBank  Order  in  May 2011, CFBank used brokered deposits as an element of a diversified funding strategy and  an  alternative  to  borrowings. As a result of the CFBank Order, we are  prohibited  from accepting or renewing brokered deposits without FDIC  approval. We have the ability  to seek wholesale deposits  that  are  not

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

considered  brokered deposits. At March 31, 2013, CFBank had $27.8 million  in  brokered  deposits with  maturity  dates  from April 2013  through August  2016.

The prohibition on brokered deposits  limits  CFBank’s  ability  to participate  in the CDARS  program and impacts our  liquidity management. Although  CFBank customers participate  in  the CDARS  program,  CDARS deposits  are considered brokered deposits by regulation. We expect brokered deposits, including customer deposits  in  the CDARS  program, to continue to decrease  as a result  of  the prohibition  on brokered deposits contained in the  CFBank Order  and due to CFBank’s focus on lower  cost  retail deposits.

CFBank relies on  competitive interest rates,  customer  service, and relationships with  customers  to retain deposits. To  promote and stabilize liquidity  in the banking and financial services  sector,  the FDIC,  as  included  in  the Dodd-Frank  Act  as previously discussed, permanently  increased deposit  insurance coverage  from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s program which  provides  unlimited deposit  insurance coverage, through  December 31, 2012, for noninterest bearing  transaction accounts. Based  on our historical experience with deposit retention, current retention strategies  and participation in  programs offering additional FDIC insurance  protection,  we believe  that, although it  is not possible  to  predict  future  terms  and conditions upon renewal, a significant portion of  existing non-brokered deposits may  remain with CFBank. Deposit  retention may be negatively impacted by other factors,  including, but not  limited to, additional  restrictions  or penalties  imposed by regulators pursuant to the Orders.

The  Holding  Company, as a savings and  loan holding company, has  more limited sources  of  liquidity than CFBank. In general,  in addition to its  existing liquid  assets,  sources of liquidity  include funds raised  in  the securities markets  through debt or equity offerings, dividends received from its subsidiaries or the sale of assets.  Pursuant  to  the  Holding Company Order, the Holding  Company may not,  directly or indirectly,  incur,  issue, renew,  rollover,  or pay  interest  or principal on any debt or commit  to do  so, increase  any current lines of  credit, or  guarantee  the debt of  any entity,  without prior written  notice  to and written  non-objection from the  FED. In addition, the Holding  Company may not declare,  make,  or pay  any cash dividends or other capital distributions  or  purchase, repurchase or redeem  or  commit  to purchase, repurchase, or redeem any  Holding  Company equity  stock without  the prior written non-objection of  the FED. The Holding  Company Order does  not restrict  the Holding Company’s  ability  to raise funds in the securities markets  through equity  offerings. See  the section titled “Financial Condition – Stockholders’ equity”  for a discussion of  the registered common stock offering completed by  the Company in August 2012.

The Holding  Company  at  March 31, 2013,  as a result of  the securities offering, has  adequate  funds to  meet its operating expenses for several years. The Holding Company’s current cash requirements include operating expenses and  exclude interest  on subordinated debentures,  which have been deferred, as discussed below:

Annual debt service  on the subordinated debentures is  currently approximately $165,000. The subordinated debentures have a variable rate of  interest,  reset quarterly,  equal  to the three-month LIBOR plus  2.85%. The total rate  in effect was 3.16% at March 31, 2013 and 3.21% at December 31,2012. An increase in the three-month LIBOR would  increase  the  debt  service  requirement of  the subordinated debentures. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $83 as of March 31, 2013 and $42 at December 31, 2012.

Banking regulations limit  the amount of dividends  that can be paid to the Holding  Company by CFBank without prior regulatory approval. Generally,  financial  institutions  may  pay dividends without prior  approval as  long  as  the dividend  is  not more  than  the total  of  the current  calendar  year-to-date earnings plus any earnings  from the previous two  years not already paid  out  in dividends,  and  as long as  the financial  institution remains well  capitalized after  the dividend payment.  As of March 31, 2013,  CFBank may  pay  no  dividends  to  the Holding  Company  without  receiving  the prior  written  approval of the OCC. Pursuant to the  CFBank  Order,  CFBank may not declare  or pay dividends or  make any other capital distributions  without receiving  prior written  approval  of the OCC. Future dividend payments by CFBank  to  the Holding

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Company  would be based on  future earnings and regulatory approval.  The payment of dividends  from CFBank  to the Holding  Company  is  not likely  to be approved by the OCC  while  CFBank  is  suffering losses.

A portion of the  proceeds from  the completed  common stock offering has been retained by  the  Holding  Company  for general corporate purposes  and is  estimated to be  sufficient  to support the Holding  Company’s cash requirements  for several  years.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

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

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) in the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Holding Company or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings which CFBank is a party to incidental to its banking business.  We consider none of those proceedings to be material.

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Ruld 10b-18(a)(3) under the Exchange Act during the first quarter of 2013. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED.

(d)

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 67 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated:  May 15, 2013By:/s/ Timothy T. O’Dell

Timothy T. O’Dell

Chief Executive Officer

Dated:  May 15, 2013By:/s/ John W. Helmsdoerfer

John W. Helmsdoerfer, CPA

Chief Financial Officer

CENTRAL FEDERAL CORPORATION

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