Form 10-Q
period 2013-06-30
CENTRAL FEDERAL CORP
filed 2013-08-07
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$33,197	$25,152
Interest-bearing deposits in other financial institutions	2,726	2,726
Securities available for sale	12,155	17,639
Loans held for sale	629	623
Loans, net of allowance of $6,065 and $5,237	179,877	153,043
FHLB stock	1,942	1,942
Foreclosed assets, net	1,538	1,525
Premises and equipment, net	5,252	5,317
Assets held for sale	167	167
Other intangible assets	30	49
Bank owned life insurance	4,470	4,405
Accrued interest receivable and other assets	2,631	2,447
	$244,614	$215,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$23,536	$18,008
Interest bearing	181,143	155,500
Total deposits	204,679	173,508
FHLB advances	10,000	10,000
Advances by borrowers for taxes and insurance	187	241
Accrued interest payable and other liabilities	2,285	2,488
Subordinated debentures	5,155	5,155
Total liabilities	222,306	191,392

Stockholders' equity
Common stock, $.01 par value,
shares authorized; 50,000,000
shares issued; 15,935,417 in 2013 and 15,936,417 in 2012	159	159
Additional paid-in capital	47,958	47,919
Accumulated deficit	(22,661)	(21,297)
Accumulated other comprehensive income	97	107
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)
Total stockholders' equity	22,308	23,643
	$244,614	$215,035

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$1,734	$1,769	$3,330	$3,660
Securities	43	58	103	121
FHLB stock dividends	20	21	41	43
Federal funds sold and other	37	41	71	81
	1,834	1,889	3,545	3,905
Interest expense
Deposits	421	557	829	1,150
Long-term FHLB advances and other debt	77	81	153	190
Subordinated debentures	42	45	83	92
	540	683	1,065	1,432

Net interest income	1,294	1,206	2,480	2,473
			-	-
Provision for loan losses	324	200	650	400

Net interest income after provision for loan losses	970	1,006	1,830	2,073
			-	-
Noninterest income
Service charges on deposit accounts	83	58	156	117
Net gains on sales of loans	107	92	113	135
Loan servicing fees, net	-	5	-	13
Net gain on sales of securities	-	143	-	143
Earnings on bank owned life insurance	33	32	65	65
Other	46	10	68	25
	269	340	402	498
			-	-
Noninterest expense
Salaries and employee benefits	961	953	1,853	1,944
Occupancy and equipment	84	59	159	133
Data processing	143	137	306	279
Franchise taxes	85	46	170	101
Professional fees	175	199	387	417
Director fees	3	46	8	91
Postage, printing and supplies	69	56	127	104
Advertising and promotion	6	4	12	7
Telephone	21	16	37	33
Loan expenses	9	23	26	31
Foreclosed assets, net	1	188	(18)	206
Depreciation	53	62	107	129
FDIC premiums	36	142	147	298
Amortization of intangibles	10	10	19	20
Regulatory assessment	39	21	78	66
Other insurance	36	38	73	80
Other	62	30	105	55
	1,793	2,030	3,596	3,994
Income (loss) before incomes taxes	(554)	(684)	(1,364)	(1,423)
Income tax expense (benefit)	-	-	-	-
Net loss	(554)	(684)	(1,364)	(1,423)
Preferred stock dividends and accretion of discount on preferred stock	-	(111)	-	(221)
Earnings (loss) attributable to common stockholders	$(554)	$(795)	$(1,364)	$(1,644)

Earnings (loss) per common share:
Basic	$(0.04)	$(0.96)	$(0.09)	$(1.99)
Diluted	$(0.04)	$(0.96)	$(0.09)	$(1.99)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

Net income (loss)	$(554)	$(684)	$(1,364)	$(1,423)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(35)	(305)	(10)	(198)
Reclassification adjustment for gains realized in income	-	143	-	143
Net change in unrealized gains (losses)	(35)	(162)	(10)	(55)
Tax effect	-	-	-	-
Other comprehensive income (loss)	(35)	(162)	(10)	(55)
Comprehensive income (loss)	$(589)	$(846)	$(1,374)	$(1,478)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2013	$159	$47,919	$(21,297)	$107	$(3,245)	$23,643
Net loss			(1,364)			(1,364)
Other comprehensive Income (loss)				(10)		(10)
Release of 100 stock-based incentive plan shares, net of forfeitures		(6)				(6)
Stock option expense, net of forfeitures		56				56
Offering costs associated with issuance of common stock		(11)				(11)
Balance at June 30, 2013	$159	$47,958	$(22,661)	$97	$(3,245)	$22,308

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2012	$7,120	$9	$27,837	$(22,163)	$386	$(3,245)	$9,944
Net loss				(1,423)			(1,423)
Other comprehensive income (loss)					(55)		(55)
Accretion of discount on preferred stock	27			(27)			-
Release of 600 stock-based incentive plan shares			7				7
Stock option expense, net of forfeitures			3				3
Preferred stock dividends				(194)			(194)

Balance at June, 2012	$7,147	$9	$27,847	$(23,807)	$331	$(3,245)	$8,282

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	June 30,
	2013	2012

Net loss	$(1,364)	$(1,423)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	650	400
Provision for losses on foreclosed assets	-	182
Valuation (gain) loss on mortgage servicing rights	-	(1)
Depreciation	107	129
Amortization, net	244	357
Net gains on sales of securitites	-	(143)
Originations of loans held for sale	(13,965)	(11,697)
Proceeds from sale of loans held for sale	14,071	11,360
Net gains on sales of loans	(113)	(135)
Loss on disposal of premises and equipment	-	4
Gain on sale of foreclosed assets	(21)	-
Earnings on bank owned life insurance	(65)	(65)
Stock-based compensation expense	50	10
Net change in:
Accrued interest receivable and other assets	(190)	(667)
Accrued interest payable and other liabilities	(202)	705
Net cash from (used by) operating activities	(798)	(984)

Cash flows from investing activities
Available-for-sale securities:
Sales	-	2,144
Maturities, prepayments and calls	5,298	5,854
Purchases	-	(7,000)
Loan originations and payments, net	(27,572)	18,338
Additions to premises and equipment	(42)	(22)
Proceeds from the sale of foreclosed assets	68	-
Proceeds from mortgage insurance on foreclosed assets	14	29
Net cash from (used by) investing activities	(22,234)	19,343

Cash flows from financing activities
Net change in deposits	31,142	(18,740)
Net change in short-term borrowings from the FHLB and other debt	-	(5,742)
Net change in advances by borrowers for taxes and insurance	(54)	(104)
Cost associated with issuance of common stock	(11)	-
Net cash from (used by) financing activities	31,077	(24,586)

Net change in cash and cash equivalents	8,045	(6,227)

Beginning cash and cash equivalents	25,152	61,436

Ending cash and cash equivalents	$33,197	$55,209

Supplemental cash flow information:
Interest paid	$961	$1,344

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$74	$186
Loans transferred from held for sale to portfolio	-	(109)

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2013 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2012 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2012.  The Company has consistently followed those policies in preparing this Form 10-Q.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic
Net loss	$(554)	$(684)	$(1,364)	$(1,423)
Less: Preferred dividends and accretion of discount on preferred stock	-	(111)	-	(221)
Less: Net loss allocated to unvested share-based payment awards	-	3	-	6
Net loss allocated to common stockholders	$(554)	$(792)	$(1,364)	$(1,638)

Weighted average common shares outstanding including unvested share-based payment awards	15,823,677	825,491	15,823,869	825,469
Less: Unvested share-based payment awards	(133)	(2,700)	(299)	(3,000)
Average shares	15,823,544	822,791	15,823,570	822,469

Basic loss per common share	$(0.04)	$(0.96)	$(0.09)	$(1.99)

Diluted
Net loss allocated to common stockholders	$(554)	$(792)	$(1,364)	$(1,638)

Weighted average common shares outstanding for basic loss per common share	15,823,544	822,791	15,823,570	822,469
Add: Dilutive effects of assumed exercises of stock options	-	-	-	-
Add: Dilutive effects of assumed exercises of stock warrant	-	-	-	-
Average shares and dilutive potential common shares	15,823,544	822,791	15,823,570	822,469

Diluted loss per common share	$(0.04)	$(0.96)	$(0.09)	$(1.99)

The following stock options and warrant were not considered in computing diluted earnings (loss) per common share because the options or warrant were anti-dilutive or the Company reported a net loss for the periods presented.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Stock options	240,406	42,116	240,406	42,116
Stock warrant	-	67,314	-	67,314

Adoption of New Accounting Standards:

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this ASU did not have a material impact on the Company, however, disclosures have been presented as part of notes to the financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 2- REGULATORY ORDER CONSIDERATIONS

Regulatory Order Considerations: On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the Holding Company Order and the CFBank Order, respectively, and collectively, the Orders) by the Office of Thrift Supervision (OTS), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the Dodd-Frank Act), the Federal Reserve Bank replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (OCC) replaced the OTS as the primary regulator of CFBank.

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

The CFBank Order requires it, among other things, to: (i) maintain 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by every December 31 a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) raise capital to reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans not in line with agreed Board approval conditions, loan policies and credit administration procedures; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth in line with CFBank’s business plan absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the Federal Deposit Insurance Corporation (FDIC) limits on brokered deposits.  As a result of the CFBank Order, we are prohibited from offering above-market interest rates and are subject to market rates published by the FDIC when offering deposits to the general public.  In addition, CFBank is considered “adequately capitalized” for regulatory purposes and will not be considered “well-capitalized” so long as the CFBank Order remains in effect.  If CFBank’s capital falls below the levels to be considered adequately capitalized, it may be subject to substantially greater regulatory scrutiny, including the imposition of additional restrictions on our operations.

The Company has been unprofitable for the past three years.  If we do not generate profits in the future, our capital levels will be negatively impacted and the regulators could take additional enforcement action against us, including the imposition of further operating restrictions.

Because CFBank is under a regulatory order, it is prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service (CDARS) program, without FDIC approval.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods, commencing in June, 2011, through the current 90-day waiver period which runs through September 11, 2013.  Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the additional requests will be granted by the FDIC or that customers will roll over their CDARS deposits even if CFBank is granted additional waivers.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts CFBank’s liquidity management.  The Company monitors on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity.  At June 30, 2013, CFBank had $27,272 in brokered deposits,  which included $3.6 million in reciprocal CDARS deposits in the program, with maturity dates from August 2013 through August 2016. At June 30, 2013, cash, unpledged securities and deposits in other financial institutions totaled $37,047.

Brokered deposit maturities over the next four years are as follows:

June 30, 2014	$17,214
June 30,2015	3,427
June 30, 2016	6,432
June 30, 2017	199
27,272

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

We have received or provided all required approvals, non-objections, notifications and waivers with regard to the Orders.  Details of these items are disclosed in Note 2- Regulatory Order Considerations to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2012.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

and public offering.

On August 20, 2012, the Company announced the successful completion of its restructured registered common stock offering.  The Company sold 15.0 million shares of its common stock (including shares sold to the standby purchasers) at $1.50 per share, resulting in gross proceeds of $22,500 before expenses of $2,279.

A portion of the proceeds from the restructured registered common stock offering was retained by the Holding Company for general corporate purposes and is estimated to be sufficient to support the Holding Company’s cash requirements for the foreseeable future based on its current business plan.    Holding Company cash provided from net proceeds of the stock offering was reduced by $3,000 for redemption of the Company’s TARP obligations from the U.S. Treasury and a $13,500 capital contribution to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order. See Note 10 – Preferred Stock for additional information on redemption of the TARP obligations.  The Holding Company’s current cash requirements include debt service on the subordinated debentures and operating expenses.  See Note 8 –  Subordinated Debentures for additional information on debt service requirements of the subordinated debentures.  Management believes the Holding Company’s liquidity is sufficient at June 30, 2013.

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013
Corporate debt	$4,394	$1	$21	$4,374
State and municipal	1,941	2	7	1,936
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,159	58	-	1,217
Collateralized mortgage obligations	4,564	64	-	4,628

Total	$12,058	$125	$28	$12,155

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Corporate debt	$4,429	$-	$64	$4,365
State and municipal	2,006	-	20	1,986
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,399	87	-	1,486
Collateralized mortgage obligations	9,698	117	13	9,802

Total	$17,532	$204	$97	$17,639

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2013 or December 31, 2012.

The proceeds from the sales of securities for the three and six months ended June 30, 2012 are listed below.

	Three months ended		Six months ended
	June 30,		June 30,
	2013	2012	2013	2012
Proceeds	$-	$2,144	$-	$2,144
Gross gains	-	143	-	143
Gross losses	-	-	-	-

Tax effect-expense	$-	$-	$-	$-

The amortized cost and fair value of debt securities at June 30, 2013 are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2013		December 31, 2012
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$50	$50
Due from one to five years	6,336	6,310	6,385	6,301
Mortgage-backed securities	1,159	1,217	1,399	1,486
Collateralized mortgage obligations	4,564	4,628	9,698	9,802

Total	$12,059	$12,155	$17,532	$17,639

Fair value of securities pledged was as follows:

	June 30,	December 31,
	2013	2012
Pledged as collateral for:
FHLB advances	$3,324	$4,707
Public deposits	1,713	2,199
Interest-rate swaps	787	1,511
Total	$5,824	$8,417

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

At June 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$3,873	$22	$-	$-	$3,873	$22
State and municipal	909	7	-	-	909	7
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	-	-	-	-	-	-
Total temporarily impaired	$4,782	$29	$-	$-	$4,782	$29

December 31, 2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$4,365	$64	$-	$-	$4,365	$64
State and municipal	1,936	20	-	-	1,936	20
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	1,673	13	-	-	1,673	13
Total temporarily impaired	$7,974	$97	$-	$-	$7,974	$97

The unrealized losses in Corporate  debt and State and Municipal Securities at June  30, 2013 and December 31, 2012, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2013 and December 31, 2012.

There was no unrealized loss in Collateralized Mortgage Obligations at June 30, 2013.  The unrealized loss at December 31, 2012 is related to one Ginnie Mae collateralized mortgage obligation. This security carries the full faith and credit guarantee of the U.S. government.   Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell this security and it is likely that it will not be required to sell this security before their anticipated recovery, the Company did not consider this security  to be other-than-temporarily impaired at December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	June 30,	December 31,
	2013	2012

Commercial	$27,611	$25,408
Real estate:
Single-family residential	55,123	43,058
Multi-family residential	24,501	21,576
Commercial	62,242	54,291
Construction	1,701	14
Consumer:
Home equity lines of credit	13,809	12,963
Other	955	970
Subtotal	185,942	158,280
Less: ALLL	(6,065)	(5,237)

Loans, net	$179,877	$153,043

Commercial loans included $12,538 and $11,782, respectively, of commercial lines of credit which required interest only payments at June 30, 2013 and December 31, 2012.

Home equity lines of credit included $11,658 and $10,447, respectively, of loans which required interest only payments at June 30, 2013 and December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage Purchase Program

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  At June 30, 2013 and December 31,2012, CFBank held $35,763 and $25,373, respectively, of such loans which have been included in single family residential loan totals above.  Through a participation agreement, CFBank agreed to purchase from Northpointe an 80% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  The maximum aggregate purchase interest shall not exceed $45,000.  Northpointe maintains a 20% ownership interest in each loan it participates.  The agreement further calls for full control to be relinquished by the broker to Northpointe and its participants with recourse to the broker after 120 days, at the sole discretion of Northpointe. As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2012.

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2013:

	Three months ended June 30, 2013
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,409	$239	$1,604	$2,197	$1	$220	$12	$5,682
Addition to (reduction in) provision for loan losses	31	128	69	(44)	18	125	(3)	324
Charge-offs	-	-	-	-	-	(17)	-	(17)
Recoveries	9	1	57	4	-	3	2	76
Ending balance	$1,449	$368	$1,730	$2,157	$19	$331	$11	$6,065

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Six months ended June 30, 2013
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,311	$332	$1,396	$1,946	$-	$241	$11	$5,237
Addition to (reduction in) provision for loan losses	112	34	248	153	19	102	(18)	650
Charge-offs	-	-	-	-	-	(17)	-	(17)
Recoveries	26	2	86	58	-	5	18	195
Ending balance	$1,449	$368	$1,730	$2,157	$19	$331	$11	$6,065

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2012:

	Three months ended June 30, 2012
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,802	$190	$1,446	$1,912	$-	$274	$17	$5,641
Addition to (reduction in) provision for loan losses	(589)	58	(58)	712	-	45	32	200
Charge-offs	(84)	(7)	(18)	(496)	-	(40)	(34)	(679)
Recoveries	248	4	-	2	-	7	2	263
Reclass of ALLL on loan -related commitments (1)	9	-	-	-	-	-	-	9
Ending balance	$1,386	$245	$1,370	$2,130	$-	$286	$17	$5,434

	Six months ended June 30, 2012
		Real Estate					Consumer
		Single-	Multi-				Home Equity
	Commercial	family	family	Commercial	Construction		lines of credit	Other	Total

Beginning balance	$2,281	$207	$1,470	$1,863	$		$272	$17	$6,110
Addition to (reduction in) provision for loan losses	(1,097)	39	312	1,059			64	23	400
Charge-offs	(99)	(7)	(434)	(930)			(60)	(34)	(1,564)
Recoveries	292	6	22	138			10	11	479
Reclass of ALLL on loan -related commitments (1)	9	-	-				-	-	9
Ending balance	$1,386	$245	$1,370	$2,130		$-	$286	$17	$5,434

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2013:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$632	$111	$673	$143	$-	$-	$-	$1,559
Collectively evaluated for impairment	817	257	1,057	2,014	19	331	11	4,506
Total ending allowance balance	$1,449	$368	$1,730	$2,157	$19	$331	$11	$6,065

Loans:
Individually evaluated for impairment	$1,092	$479	$2,068	$5,610	$-	$-	$-	$9,249
Collectively evaluated for impairment	26,519	54,644	22,433	56,632	1,701	13,809	955	176,693
Total ending loan balance	$27,611	$55,123	$24,501	$62,242	$1,701	$13,809	$955	$185,942

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

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2013.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three and six months ended June 30, 2013.  Cash payments of interest during the three and six months ended June 30, 2013 totaled $57 and $114, respectively.

	As of June 30, 2013			Three months ended June 30, 2013		Six months ended June 30, 2013
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$121	$-	$165	$-	$169	$-
Real estate:
Single-family residential	-	-	-	-	-	-	-
Multi-family residential	185	185	-	188	-	192	-
Commercial:
Non-owner occupied	2,172	1,505	-	1,510	-	1,913	-
Owner occupied	2,110	1,159	-	1,174	-	1,197	-
Land	-	-	-	-	-	-	-
Construction	-	-	-	-	-	-	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	-	-	-
Purchased for portfolio	-	-	-	-	-	-	-
Other						-	-
Total with no allowance recorded	4,602	2,970	-	3,037	-	3,471	-

With an allowance recorded:
Commercial	971	971	632	849	5	866	11
Real estate:
Single-family residential	479	479	111	127	3	127	5
Multi-family residential	2,005	1,883	673	1,900	1	1,922	2
Commercial:
Non-owner occupied	2,186	2,187	124	2,191	34	2,211	69
Owner occupied	388	388	7	390	6	392	12
Land	416	371	12	377	6	381	11
Construction
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	-	-
Purchased for portfolio	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total with an allowance recorded	6,445	6,279	1,559	5,834	55	5,899	110
Total	$11,047	$9,249	$1,559	$8,871	$55	$9,370	$110

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2012.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three and six months ended June 30, 2012.  Cash payments of interest during the three and six months ended June 30, 2012 totaled $50 and $118, respectively

	As of December 31, 2012			Three months ended June 30, 2012		Six months ended June 30, 2012
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$136	$121	$-	$133	$-	$89	$-
Real estate:
Single-family residential	-	-	-	-	-	-	-
Multi-family residential	2,001	1,879	-	3,955	29	4,099	39
Commercial:
Non-owner occupied	3,000	2,195	-	1,909	-	1,571	-
Owner occupied	2,195	1,244	-	413	-	422	-
Land	-	-	-	-	-	-	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	-	-	-
Purchased for portfolio	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total with no allowance recorded	7,332	5,439	-	6,410	29	6,181	39

With an allowance recorded:
Commercial	970	970	609	679	9	687	22
Real estate:
Single-family residential	129	129	71	131	-	111	-
Multi-family residential	288	288	24	90	2	91	3
Commercial:
Non-owner occupied	2,239	2,239	105	2,411	36	2,404	87
Owner occupied	396	396	7	406	6	407	12
Land	438	393	14	438	6	461	13
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	-	-	-
Purchased for portfolio	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-
Total with an allowance recorded	4,460	4,415	830	4,155	59	4,161	137
Total	$11,792	$9,854	$830	$10,565	$88	$10,342	$176

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	June 30,	December 31,
	2013	2012
Nonaccrual loans:
Commercial	$599	$714
Real estate:
Single-family residential	171	113
Multi-family residential	2,006	2,082
Commercial:
Non-owner occupied	1,505	2,195
Owner occupied	1,159	1,243
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-
Purchased for portfolio	-	9
Total nonaccrual and nonperforming loans	$5,440	$6,356

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2013 or December 31, 2012.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$-	$121	$121	$27,490	$478
Real estate:
Single-family residential	1,059	110	149	1,318	53,805	22
Multi-family residential	-	-	-	-	24,501	2,006
Commercial:
Non-owner occupied	-	-	949	949	31,614	556
Owner occupied	-	-	-	-	24,807	1,159
Land	-	-	-	-	4,872	-
Construction	-	-	-	-	1,701	-
Consumer:
Home equity lines of credit:
Originated for portfolio		61	-	61	11,822	-
Purchased for portfolio	126	-	-	126	1,800	-
Other	3	-	-	3	952	-
Total	$1,188	$171	$1,219	$2,578	$183,364	$4,221

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

Troubled Debt Restructurings (TDRs):

As of June 30, 2013 and December 31, 2012, TDR’s totaled $6.6 million and $7.0 million, respectively.  The Company allocated $1.6 million and $830 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2013 and December 31, 2012, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2013 or December 31, 2012 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2013, there was one single-family residential loan modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties. The modified terms included a reduction in the stated interest rate of the loan from 6.5% to 3.5%, for a period of six months, and a deferral of two interest payments to the end of the loan. The impact to the income statement was approximately $5,200.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

During the six months ended June 30, 2012, the terms of two loans were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties. In addition to the loan described in the preceding paragraph, one single-family residential loan was modified as a TDR during the six months ended June 30, 2012 and included a reduction in the stated interest rate of the loan from 10% to 5%, a waiver of a portion of the accrued and unpaid interest, addition of the remaining accrued and unpaid interest to the principal balance and extension of the maturity date from 2034 to 2042. This modification involved a reduction in the stated interest rate of the loan for a period of 30 years.

There were no TDRs in payment default or that became nonperforming during the period ended June 30, 2013 and 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended June 30, 2013 and 2012 that did not meet the definition of a TDR. These loans had a total recorded investment of $6,350 and $5,448 as of June 30, 2013 and 2012, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in a payment that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2013 and December 31, 2012, nonaccrual TDRs were as follows:

	June 30,	December 31,
	2013	2012
Commercial	$478	$528
Real estate:
Multi-family residential	2,006	2,082
Commercial:
Non-owner occupied	-	388
Owner occupied	265	288
Total	$2,749	$3,286

Nonaccrual loans at June 30, 2013 and December 31, 2012 do not include $3,848 and $3,684, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans by risk category and by class of loans as of June 30, 2013 and based on the most recent analysis performed follows.  There were no loans rated doubtful at June 30, 2013 and December 31, 2012.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$250	$22,952	$3,150	$1,259	$27,611
Real estate:
Single-family residential	54,904	-	-	219	55,123
Multi-family residential	-	19,202	2,449	2,850	24,501
Commercial:
Non-owner occupied	176	25,341	2,354	4,692	32,563
Owner occupied	-	21,414	597	2,796	24,807
Land	112	1,363	433	2,964	4,872
Construction	-	1,701	-	-	1,701
Consumer:					-
Home equity lines of credit:					-
Originated for portfolio	11,781	-	-	102	11,883
Purchased for portfolio	1,501	-	425	-	1,926
Other	955	-	-	-	955
	$69,679	$91,973	$9,408	$14,882	$185,942

The recorded investment in loans by risk category and by class of loans as of December 31, 2012 follows.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$285	$21,013	$2,637	$1,473	$25,408
Real estate:
Single-family residential	42,945	-	-	113	43,058
Multi-family residential	-	12,846	5,790	2,939	21,575
Commercial:
Non-owner occupied	322	21,147	2,995	5,486	29,950
Owner occupied	-	16,385	762	2,627	19,774
Land	119	987	434	3,028	4,568
Construction	-	14	-	-	14
Consumer:
Home equity lines of credit:
Originated for portfolio	10,719	-	-	-	10,719
Purchased for portfolio	1,800	-	435	9	2,244
Other	970	-	-	-	970
	$57,160	$72,392	$13,053	$15,675	$158,280

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2013 Using
Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,374
State and municipal	1,936
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,217
Collateralized mortgage obligations	4,628
Total securities available for sale	$12,155

Loans held for sale	629

Yield maintenance provisions (embedded derivatives)	$716

Interest rate lock commitments	$28

Financial Liabilities:
Interest-rate swaps	$716

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2013 or December 31, 2012.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2013 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$121
Real Estate:
Single-family residential	368
Multi-family residential	1,342
Commercial:
Non-owner occupied	1,505
Owner occupied	1,159
Total impaired loans	$4,495

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2012 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$121
Real Estate:
Single-family residential	57
Multi-family residential	2,070
Commercial:
Non-owner occupied	1,806
Owner occupied	1,244
Total impaired loans	$5,298

The Company had no assets or liabilities, that were material, measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2013 or December 31, 2012.

The Impaired loan servicing rights, which are carried at fair value at June 30, 2013 and December 31, 2012, are not material based on the value of the asset.

Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $5,748 with a valuation allowance of $1,253, at June 30, 2013. There were no write-downs of impaired collateral dependent loans during the three and six months ended June 30, 2013 and $401 and $1,266 during the three and six months ended June 30, 2012, respectively.  Impaired loans carried at the fair value of collateral had an unpaid principal balance of $5,909, with a valuation allowance of $611 at December 31, 2012.

During the three and six months ended June 30, 2013, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial	$121	Income approach	Adjustment for differences in net operating income expectations	-10.00%
Commercial real estate:
Single-family residential	368	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.30%

Multi-family residential	1,342	Comparable sales approach	Adjustment for differences between the comparable market transactions	-39.0% to -27.1% (-32.7%)
Commercial:
Non-owner occupied	1,505	Comparable sales approach	Adjustment for differences between the comparable market transactions	-9.74% to 9.18% (-1.25%)

Owner occupied	1,159	Comparable sales approach	Adjustment for differences between the comparable market transactions	-6.3% to 0.5% (-0.8%)

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2013 or December 31, 2012.

As of June 30, 2013 and December 31, 2012, the aggregate fair value, contractual balance (including accrued interest) and gain or loss were as follows:

	June 30, 2013	December 31, 2012

Aggregate fair value	$629	$623
Contractual balance	621	595
Gain (loss)	8	28

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2013 and 2012 for loans held for sale were:

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Three months ended June 30,		Six month ended June 30,
	2013	2012	2013	2012
Interest income	$11	$7	$16	$19
Interest expense	-	-	-	-
Change in fair value	(9)	13	(20)	4
Total change in fair value	$2	$20	$(4)	$23

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 were as follows:

	Fair Value Measurements at June 30, 2013 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$33,197	$33,197	$-	$-	$33,197
Interest-bearing deposits in other financial institutions	2,726	2,726	-	-	2,726
Securities available for sale	12,155	-	12,155	-	12,155
Loans held for sale	629	-	629	-	629
Loans, net	179,877	-	-	182,221	182,221
FHLB stock	1,942	-	-	-	n/a
Accrued interest receivable	69	11	59	-	70
Yield maintenance provisions (embedded derivatives)	716	-	716	-	716
Interest rate lock commitments	28	-	28	-	28

Financial liabilities
Deposits	$(204,679)	$(88,665)	$(117,168)	$-	$(205,833)
FHLB advances	(10,000)	-	(10,187)	-	(10,187)
Subordinated debentures	(5,155)	-	(2,979)	-	(2,979)
Accrued interest payable	(202)	(1)	(201)	-	(202)
Interest-rate swaps	(716)	-	(716)	-	(716)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

	Fair Value Measurements at December 31, 2012 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,152	$25,152	$-	$-	$25,152
Interest-bearing deposits in other financial institutions	2,726	2,726		-	2,726
Securities available for sale	17,639	-	17,639	-	17,639
Loans held for sale	623	-	623	-	623
Loans, net	153,043	-	-	156,256	156,256
FHLB stock	1,942	-	-	-	n/a
Accrued interest receivable	105	10	95	-	105
Yield maintenance provisions (embedded derivatives)	990	-	990	-	990
Interest rate lock commitments	45	-	45	-	45

Financial liabilities
Deposits	$(173,508)	$(75,340)	$(99,946)	$-	$(175,286)
FHLB advances	(10,000)	-	(10,338)	-	(10,338)
Subordinated debentures	(5,155)	-	(2,999)	-	(2,999)
Accrued interest payable	(98)	-	(98)	-	(98)
Interest-rate swaps	(990)	-	(990)	-	(990)

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 6 –FHLB ADVANCES

Variable and Fixed Rate Advances from the FHLB were as follows:

	Rate	June 30,2013	December 31, 2012
Fixed Rate Advances
Maturities:
January 2014	3.12%	$5,000	$5,000
May 2014	3.06%	5,000	5,000
Total		$10,000	$10,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The advances were collateralized as follows:

	June 30, 2013	December 31, 2012

Single-family mortgage loans	$11,955	$9,917
Multi-family mortgage loans	5,986	4,968
Commercial real estate loans	4,234	1,185
Securities	3,324	4,707
Cash	3,300	3,300
Total	$28,799	$24,077

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $17,383 from the FHLB at June 30, 2013.  In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of one year. CFBank was subsequently notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days in November 2011 and 30 days in April 2012. On June 28, 2013, CFBank’s maximum maturity for future advances was increased to one year.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 7 - OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (the FRB) at June 30, 2013 or at December 31, 2012.

Assets pledged as collateral with the FRB were as follows:

	June 30, 2013	December 31, 2012

Commercial Loans	12,887	9,352
Commercial Real Estate Loans	20,187	16,700
Total	$33,074	$26,052

Based on the collateral pledged, CFBank was eligible to borrow up to $21,988 from the FRB at June 30, 2013.

CFBank had a $1.0 million line of credit with a commercial bank at both June 30, 2013 and December 31, 2012. There were no outstanding borrowings on this line of credit at June 30, 2013 and December 31, 2012.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.

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

Cumulative deferred interest payments through September 30, 2012 totalling $348 were paid current in December 2012 with the approval of the FED. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $125 as of June  30, 2013. Cumulative deferred interest payments were $42 at December 31, 2012. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.13% at June 30, 2013 and 3.21% at December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the Plans), as described below.  Total compensation cost that was charged to income for those Plans totaled $29 and $50, respectively, for the three and six months ended June 30, 2013 and $4 and $10, respectively, for three and six months ended June 30, 2012.  The total income tax (expense) benefit was not material for the three or six months ended June 30, 2013 and 2012.

The Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares for stock option grants and 15,511 shares for restricted stock awards.  The 2003 Equity Compensation Plan (2003 Plan), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, stockholders approved the First Amendment to the 2009 Equity Compensation Plan to increase the number of shares of common stock reserved for awards thereunder to 1,500,000.

Stock Options

The Plans permit the grant of stock options to directors, officers and employees for up to 1,638,778 shares of common stock.  Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years, and are exercisable for ten years from the date of grant.  Unvested stock options immediately vest upon a change in control.

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

There were no options granted during the three months ended June 30, 2013 and the three and six months ended June 30, 2012.     The fair value of the 30,000 options granted during the six months ended June 30, 2013 was determined using the following weighted‑average assumptions as of the grant dates as listed in the table below.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013

Risk-free interest rate	1.32%	1.32%
Expected term (years)	7	7
Expected stock price volatility	80%	80%
Dividend yield	0%	0%

A summary of stock option activity in the Plans for the six months ended June 30, 2013 follows:

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	234,696	$4.29
Granted	30,000	1.50
Exercised	-	-
Expired	-	-
Cancelled or Forfeited	(24,290)	18.21
Outstanding at end of period	240,406	$2.53	9.2	$-

Expected to vest	227,410	$1.34	9.4	$-

Exercisable at end of period	12,996	$23.48	5.0	$-

During the six months ended June 30, 2013, there were 24,290 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares is reversed.

	Six months ended June 30,
	2013	2012

Weighted average fair value of options granted	$1.08	n/a

As of June 30, 2013, there was $122 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.6 years.  Substantially all of the 227,410 nonvested stock options at June 30, 2013 are expected to vest.

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is  determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 1,334,632 shares available to be issued, net of option awards under the Plans at June 30, 2013.  There were no shares of restricted stock issued during the three or six months ended June 30, 2013 and 2012.

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2013 follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	1,400	$6.61
Granted	-	-
Vested	-	-
Forfeited	(1,000)	7.25
Nonvested at June 30, 2013	400	$5.00

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no shares forfeited during the three months ended June 30, 2013 and 1,000 shares forfeited during the six months ended June 30, 2013, which resulted in the reversal of previously recognized expense associated with the nonvested shares. As of June 30, 2013, the total unrecognized compensation cost related to nonvested restricted shares granted under the Plans was immaterial.  There were no shares vested during the three or six months ended, June 30, 2013 and 2012.

NOTE 10 – PREFERRED STOCK

On December 5, 2008, in connection with the Troubled Asset Relief Program (TARP) Capital Purchase Program, the Company issued to the U.S. Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (Preferred Stock) for $7,225.  The Preferred Stock initially paid quarterly dividends at a five percent annual rate.

The Company’s Board of Directors elected to defer dividend payments on the Preferred Stock beginning with the dividend payable on November 15, 2010.

Pursuant to the Holding Company Order, as described in Note 2, the Holding Company may not declare, make, or pay any cash dividends (including dividends on the Preferred Stock, or the Holding Company’s common stock) or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED.  On July 13, 2012, the Company received approval from the FRB of Cleveland of an agreement with U.S. Treasury to redeem the Preferred Stock, including all accrued but unpaid dividends and the common stock warrant issued in connection with the TARP Capital Purchase Program (together, the “TARP obligations”) using proceeds of the Holding Company’s common stock offering. On August 23, 2012, the Holding Company received regulatory non-objection from the OCC for redemption of the TARP obligations.

On September 26, 2012, pursuant to the agreement with U.S. Treasury, the Holding Company utilized $3,000 of the proceeds from its stock offering to redeem the TARP obligations including deferred dividends totaling $801.  The redemption included satisfaction of common stock warrants associated with the preferred stock. The redemption was completed at a discount and resulted in an increase in common stockholders’ equity of $4,960.  At June 30, 2013 and December 31, 2012, the preferred stock was fully redeemed. Preferred stock dividend and accretions totaled $0 for the three and six months ended June  30, 2013 and $111 and $221 for the three and six months ended June 30, 2012.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets. CFBank met the capital requirement at June 30, 2013 and December 31, 2012 as a result of a $13,500 capital contribution from the Holding Company using net proceeds of the stock offering. However, CFBank will not be considered “well-capitalized” under applicable regulatory capital standards as long as it is subject to individual minimum capital requirements under the CFBank Order.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		By Terms Of
	Actual		Adequacy Purposes		Capital Standards		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2013
Total Capital to risk
weighted assets	$24,352	13.17%	$14,793	8.00%	$18,491	10.00%	$22,189	12.00%

Tier 1 (Core) Capital to risk
weighted assets	21,994	11.89%	7,396	4.00%	11,094	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	21,994	9.19%	9,569	4.00%	11,961	5.00%	18,138	8.00%

Tangible Capital to
adjusted total assets	21,994	9.19%	3,588	1.50%	N/A	N/A	N/A	N/A

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		By Terms Of
	Actual		Adequacy Purposes		Capital Standards		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31,2012
Total Capital to risk
weighted assets	$25,002	15.53%	$12,878	8.00%	$16,098	10.00%	$19,317	12.00%

Tier 1 (Core) Capital to risk
weighted assets	22,950	14.26%	6,439	4.00%	9,659	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	22,950	10.97%	8,372	4.00%	10,465	5.00%	16,744	8.00%

Tangible Capital to
adjusted total assets	22,950	10.97%	3,139	1.50%	N/A	N/A	N/A	N/A

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method of calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirement unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter.  Management believes that this test has been met at June 30, 2013 and December 31, 2012.

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

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year's net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. Currently, CFBank must receive regulatory approval prior to any dividend payments.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 12 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:  CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $7,644 at June 30, 2013 and $7,750 at December 31, 2012.

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

Contingent Features:  The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2013, CFBank had pledged $787 in securities as collateral for these derivatives.   Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status under regulatory capital standards due to the CFBank Order. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank fails to qualify as “well capitalized” under regulatory capital standards. If the counterparty elected to request payment, CFBank would be required to remit $716 based on the June 30, 2013 valuation of the interest-rate swaps. The yield maintenance provisions may not be unwound to offset the repayment of the interest-rate swaps, as they may only be invoked in the event of prepayment of the borrowers’ loans.  Should market interest rates decrease from June 30, 2013 levels, the payment may increase in the event the swaps are called.   In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers prepaying the loans, as of June 30, 2013 would incur a net $716 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Summary information about the derivative instruments is as follows:

	30-Jun-13	31-Dec-12

Notional amount	$7,644	$7,750
Weighted average pay rate on interest-rate swaps	3.86%	3.86%
Weighted average receive rate on interest-rate swaps	0.22%	0.24%
Weighted average maturity (years)	4.1	4.6
Fair value of interest-rate swaps	$(716)	$(990)
Fair value of yield maintenance provisions	716	990

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three or six months ended June 30, 2013 or 2012.

Mortgage banking derivatives: Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $4,756 and $2,079 of interest rate lock commitments related to residential mortgage loans at June 30, 2013 and December 31, 2012, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $28 and $45 at June 30, 2013 and December 31, 2012, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

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

NOTE 14 – INCOME TAXES

The Company maintained a valuation allowance against deferred tax assets at June 30, 2013 and December 31, 2012, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information.  This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

At June 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2009.

NOTE 15- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended June 30, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Three and Six Months Ended June 30, 2013 (1)

			Three Months ended		Six Months ended
			June 30,2013		June 30,2013

			Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

	Accumulated Other Comprehensive Income (Loss)		$132		$107

	Other comprehensive income (loss) before reclassifications		(35)		(10)
	Amount reclassified from accumulated other comprehensive income	(2)	-	(2)	-
	Net current-period other comprehensive income (loss)		(35)		(10)

	Accumulated Other Comprehensive Income at June 30, 2013		$97		$97

(1)	All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)	There no amounts reclassified out of other comprehensive income for the three and six months ended June, 2013

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank Act) was signed into law.  The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency.  Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing and, when appropriate, submitting comments to the SEC and Financial Accounting Standards Board (FASB) with respect to existing or proposed accounting principles, standards or procedures. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until full implementation is completed, but the possibility of significant additional compliance costs exists, and the Dodd-Frank Act consequently may have a material adverse impact on our operations.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

1.

The CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, and CFBank will not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remains in place, even if it meets or exceeds these capital levels. At June 30, 2013, CFBank had 9.19% core capital, 11.89% tier 1 risk-based capital and 13.17% total risk-based capital.

2.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering losses.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company, as a result of the 2012 stock offering and payoff of its TARP obligations with $3 million, has adequate operating capital for the foreseeable future. The Holding Company had $3.4 million in cash and cash equivalents at June 30, 2013.  The regulators have further required the Holding Company to develop a business plan, separate from the Bank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

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

Financial Condition

General. Assets totaled $244.6 million at June 30, 2013 and increased $29.6 million, or 13.8%, from $215.0 million at December 31, 2012.  The increase was primarily due to a $26.8 million increase in net loan balances and a $8.0 million increase in cash and cash equivalents, partially offset by a $5.5 million decrease in securities.

Cash and cash equivalents.  Cash and cash equivalents totaled $33.2 million at June 30, 2013 and increased $8.0 million, or 32.0%, from $25.1 million at December 31, 2012. The increase in liquidity was a result of management's efforts to increase deposit activity though strategic initiatives in order to fund anticipated loan growth in the pipeline.

Securities. Securities available for sale totaled $12.2 million at June 30, 2013 and decreased $5.5 million, or 31.1%, compared to $17.6 million at December 31, 2012.  The decrease was due to maturities and repayments.

Loans.    Net loans totaled $179.9 million at June 30, 2013 and increased $26.8 million, or 17.5%, from $153.0 million at December 31, 2012. The increase was primarily due to higher commercial, multi-family residential, commercial real estate and single-family residential loan balances. A renewed lending focus after the successful capital raise was a key driver in growing earning assets.

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  At June 30, 2013 and December 31, 2012, CFBank held $35,778 and $25,373, respectively, of such loans which are included in single family residential loan totals.  Through a participation agreement, CFBank agreed to purchase from Northpointe 80% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are minimal reserves allocated to these loans. During the three and six months ended period ended June 30, 2013, loan origination activity totaled $154,162 and $278,405, respectively, and payoffs for the same period totaled $145,831 and  $268,000,  respectively.  At no point during the quarter did the total outstanding loan balances exceed the maximum aggregate purchase interest of $45,000. Northpointe maintains a 20% ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans.

Allowance for loan losses (ALLL). The ALLL totaled $6.1 million at June 30, 2013 and increased $0.8 million, or 15.8%, from $5.2 million at December 31, 2012.  The increase in the ALLL was due to a 17.5% increase in overall loan balances, partially offset by a 14.4% decrease in nonperforming assets, a  19.1% decrease in past due loans, and a 15.5% decrease in criticized and classified loans during the six months ended June 30, 2013. The ratio of the ALLL to total loans was 3.26% at June 30, 2013, compared to 3.31% at December 31, 2012. In addition, the ratio of the ALLL to nonperforming assets improved to 111.5% at June 30, 2013, compared to 82.4% at December 31, 2012.

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

Individually impaired loans totaled $9.2 million at June 30, 2013 and decreased $605,000, or 6.1%, from $9.9 million at December 31, 2012.  The decrease was due to $636,000 in principal payoffs of four impaired loans, a $452,000 decrease in existing impaired loan balances, partially offset by a  $482,000 increase in two new impaired loans for the six months ended June 30, 2013. The amount of the ALLL specifically allocated to individually impaired loans totaled $1.6 million at

June 30, 2013 and $830,000 at December 31, 2012. The increase was due primarily to one large commercial relationship where an additional impairment reserve was allocated based on the Bank’s updated quarterly assessment of the property.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $916,000, or 14.4%, and totaled $5.4 million at June 30, 2013, compared to $6.4 million at December 31, 2012.  The decrease in nonperforming loans was due to loan payments and payoffs.    The $774,000 decrease in

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

nonperforming commercial real estate loans was primarily due to payoff of four commercial real estate loans. The ratio of nonperforming loans to total loans decreased to 2.9% at June 30, 2013 from 4.0% at December 31, 2012 primarily due to an increase in overall loan portfolio balances and a decrease in nonperforming loans.

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $2.7 million at June 30, 2013 and $3.3 million at December 31, 2012.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at June 30, 2013 and December 31, 2012 do not include $3.8 million and $3.7 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. The levels of criticized and classified loans decreased during the six months ended June 30, 2013.  Loans designated as special mention decreased $3.6 million, or 27.9%, and totaled $9.4 million at June 30, 2013, compared to $13.1 million at December 31, 2012.  Loans classified as substandard decreased  $793,000, or 5.1%, and totaled $14.9 million at June 30, 2013, compared to $15.7 million at December 31, 2012.  No loans were classified as doubtful at June 30, 2013 and December 31, 2012. The decrease in criticized and classified loans was due to principal repayments and payoffs and two relationships that were upgraded.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding risk classification of loans.

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

Total past due loans decreased $607,000, or 19.1%, and totaled $2.6 million at June 30, 2013, compared to $3.2 million at December 31, 2012.  Past due loans totaled 1.4% of the loan portfolio at June 30, 2013, compared to 2.0% at December 31, 2012.  The decrease in the balance of past due loans was primarily due to lower delinquencies in the commercial real estate and residential and single-family loan segments,  partially offset by an increase in delinquencies in the consumer loan segment.  The decrease in the delinquency rate is primarily related to lower delinquencies offset by an increase in overall loan balances.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $12.5 million, or 45.4%, of the commercial portfolio at June 30, 2013 compared to $11.8 million, or 46.4%, at December 31, 2012. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank. Interest only home equity lines of credit totaled $11.7 million, or 78.1%, of the total home equity lines credit at June 30, 2013 compared to $10.4 million, or 70.0%, at December 31, 2012.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2013;  however, future additions to the ALLL may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $1.5 million at June 30, 2013, and remained relatively constant compared to $1.5 million at December 31, 2012. During the six months ended June 30, 2013, there was a sale of a single family residential property, a small recovery on a commercial property and a single family residential property transferred into REO.  Foreclosed assets at June 30, 2013 consisted of one multi-family property in Mansfield, Ohio and one single family residential property located in Wintersville, Ohio.

The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming and other loans with credit issues.

Deposits. Deposits totaled $204.7 million at June 30, 2013 and increased $31.2 million, or 18.0%, from $173.5 million at December 31, 2012.  The increase was primarily due to increases in certificate of deposit, money market and checking accounts of $17.8 million, $6.8 million and $5.4 million, respectively. The increase in CD’s was offset by a  $4.7 million decrease in brokered deposits and CDARS balances, as discussed more fully below.

CFBank is a participant in the CDARS program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $27.3 million at June 30, 2013 and decreased $4.7  million, or 14.7%, from $32.0 million at December 31, 2012. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.

Customer balances in the CDARS program totaled $3.6 million at June 30, 2103 and decreased $0.6 million, or 13.3%, from $4.2 million at December 31, 2012. Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances.  Customer balances in the CDARS program represented 13.21% of total brokered deposits at June 30, 2013 and 13.0% of total brokered deposits at December 31, 2012. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, including a current limited 90 day waiver which expires on September 11, 2013.  The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between June 13, 2013 and September 11, 2013. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FHLB advances. Long-term FHLB advances totaled $10.0 million at June 30, 2013, and December 31, 2012. In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 30 days. On June 28, 2013, CFBank’s maximum maturity for future advances was increased to one year.  See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.

Subordinated debentures.    Subordinated debentures totaled $5.2 million at both June 30, 2013 and December 31, 2012.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company.  The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years.  The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering.  Cumulative deferred interest payments through September 30, 2012, totaling $348,000,  were paid current in December 2012 with the approval of the Federal Reserve Bank.  Cumulative deferred interest payments subsequent to September 30, 2012, have been accrued and totaled $125,318 as of June 30, 2013. Cumulative deferred interest payments were $301,576 at June 30, 2012. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the Federal Reserve Bank.

Stockholders’ equity.    Stockholders’ equity totaled $22.3 million at June 30, 2013 and decreased $1.3 million, or 5.6%, from $23.6 million at December 31, 2012.  The decrease was primarily due to a net loss of $1.4 million during the six months ended June 30, 2013.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process and to ensure compliance with the order.  The Bank has been successful in effectively leveraging its capital to support quality balance sheet growth and driving increased net interest income.  The balance sheet growth has resulted in a decline in the Core Capital and Total Risk Based capital ratio, as was anticipated.    Management remains focused on preserving capital, and eventually growing capital though improving results from operations, however, should the need arise, the bank has additional sources of capital and alternatives it could utilize to remain in compliance with the order.

Currently, the Holding Company has excess cash to cover its expenses for the foreseeable future, and could inject capital into the bank if needed to remain in compliance with the capital ratios set forth in the order.  Also, the Bank has the flexibility to effectively manage its balance sheet size as a result of the short duration of the assets as discussed with the Northpointe mortgage program, as well as to deploy those assets into higher earning assets to improve net interest come as the opportunity presents itself. On August 20, 2012, the Company announced the successful completion of its common stock offering.  The Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million. See Note 2 to our consolidated financial statements included in this quarterly report for additional information regarding the common stock offering.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Three Months Ended June 30, 2013 and 2012

General.   Net loss attributable to common stockholders totaled $0.6 million, or $(0.04) per diluted common share, for the quarter ended June 30, 2013, compared to a net loss attributable to common stockholders of $0.8 million, or $(0.96) per diluted common share, for the quarter ended June 30, 2012.  For the three months ended June 30, 2012, preferred stock dividends and accretion of discount on the preferred stock increased the net loss attributable to the common stockholders by $111.  Due to the redemption of the TARP obligation on September 26, 2012, there will no longer be an impact related to the preferred stock dividends and accretion of discount on the net loss attributable to the common stockholders.   For the three months ended June 30, 2013 compared to June 30, 2012, the net loss decreased by $130 due primarily to a decrease in noninterest expense and improvement in net interest income, offset by a increase in provision expense and decrease in noninterest income.

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

Net interest income totaled $1.3 million for the quarter ended June 30, 2013 and increased $88,000 or 7.3%, compared to $1.2 million for the quarter ended June 30, 2012. The increase in net interest income was primarily due to a $143,000 decrease interest expense, which more than offset the $55,000 decrease in interest income. The decrease in interest expense was primarily attributed to a 23 bps decrease in average rates, as a result of lower deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in higher rate brokered CD’s that are maturing and not being replaced. The decrease in interest income was attributed to a reduction in the yield on average interest earning assets, as loans continue to re-price at today’s lower interest rates, and the loan portfolio mix, which was partially offset by a favorable volume variance due to the increase in average loan balances.  The mix of earning assets continued to improve as well, as lower yielding assets were redeployed into higher yielding loans.

Interest income.  Interest income totaled $1.8 million and decreased $55,000, or 2.9%, for the quarter ended June 30, 2013, compared to $1.9 million for the quarter ended June 30, 2012. The decrease in interest income was primarily due to a decrease of 84 bps in loan yields, as loans continue to re-price at today’s lower interest rates, coupled with a shift in the mix of the loan portfolio; this decrease was partially offset by a favorable volume variance due to the increase in average loan balances from $136.0 million at June 30, 2012, to $159.1 million at June 30, 2013.

The decrease in loan yields is attributed to loans maturing and paying down at higher rates, and being replaced with loans   priced at today’s lower rate environment.  In addition, the increase in the Northpointe mortgage program balances has shifted the loan portfolio mix and impacted the overall loan yield since the average yield on these balances is lower than the commercial loan portfolio.  From an interest rate risk perspective, the bank’s balance sheet remains well positioned, due to the shorter duration of these assets.

Interest expense.    Interest expense totaled $540,000 and decreased $143,000, or 21.0%, for the quarter ended June 30, 2013, compared to $683,000 for the quarter ended June 30, 2012.  The decrease in interest expense resulted from lower deposit costs due to a 23 bps decrease in average rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in brokered CD’s.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for loan losses.  The provision for loan losses totaled $324,000 for the quarter ended June 30, 2013 and increased $124,000, or 62.0%, compared to $200,000 for the quarter ended June 30, 2012.  The increase in the provision for loan losses for the quarter ended June 30, 2013 was primarily due to growth in the loan portfolio, an increase in reserve due to one large commercial relationship and one downgrade, offset by pay downs of substandard loans and two commercial loan relationships where the risk rating was upgraded.

Net charge-offs decreased $475,000 due to the fact that there were recoveries of $59,000 for the quarter ended June 30, 2013, compared to net charge-offs totaling $416,000, or 1.18% of average loans on an annualized basis for the quarter ended June 30, 2012. The decrease in net charge-offs during the three months ended June 30, 2013 was primarily related to multi-family residential and commercial real estate loans resulting from our ongoing loan workout efforts.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2013 and 2012.

	For the three months ended June 30,
	2013	2012
	(Dollars in thousands)
Commercial	$(9)	$(164)
Single-family residential real estate	(1)	3
Multi-family residential real estate	(57)	18
Commercial real estate	(4)	494
Home equity lines of credit	14	33
Other consumer loans	(2)	32
Total	$(59)	$416

The level of loan charge-offs may increase in the future as we increase our workout efforts related to nonperforming and other loans with credit issues.

Noninterest income.  Noninterest income for the quarter ended June 30, 2013 totaled $269,000 and decreased $71,000, or 20.9%, compared to $340,000 for the quarter ended June 30, 2012.    The decrease was primarily due to the fact there were no sales of securities for the second quarter, compared to $143 gain on the sale of securities during the three months ended June 30, 2012, and a decline in loan servicing fees during the three months ended June 30, 2013. The decrease was partially offset by an increase in service charges on deposits.

Noninterest expense. Noninterest expense decreased $237,000, or 11.7%, and totaled $1.8 million for the second quarter of 2013, compared to $2.0 million for the second quarter of 2012. The decrease in noninterest expense during the three months ended June 30, 2013 was primarily due to a decrease in expenses associated with foreclosed assets and a decrease in FDIC premiums, primarily as a result of a lower assessment rate.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended June 30, 2013.  As such, there was no income tax expense or benefit for the quarters ended June 30, 2013 or 2012.

Comparison of the Results of Operations for the Six Months Ended June 30, 2013 and 2012

General.   Net loss attributable to common stockholders totaled $1.4 million, or $(0.09) per diluted common share, for the six months ended June 30, 2013, compared to a net loss attributable to common stockholders of $1.6 million, or $(1.99) per diluted common share, for the six months ended June 30, 2012.  For the six months ended June 30, 2012, preferred stock dividends and accretion of discount on the preferred stock increased the net loss attributable to the common stockholders by $221.  Due to the redemption of the TARP obligation on September 26, 2012, there will no longer be an impact related to the preferred stock dividends and accretion of discount on the net loss attributable to the common stockholders.   For the six months ended June 30, 2013 compared to June 30, 2012, the net loss decreased by $59 due primarily to a decrease in noninterest expense and improvement in net interest income, offset by a increase in provision expense and decrease in noninterest income.

Net interest income.     Net interest income totaled $2.5 million for the six months ended June 30, 2013 and slightly increased by $7,000, compared to $2.5 million for the six months ended June 30, 2012. The slight increase in net interest income was due to a favorable rate and volume variance on the deposit side, coupled with a favorable volume variance on earnings assets due to loan growth, which more than offset the unfavorable rate variance on the earning asset side as loan yields continued to re-price downwards in today’s rate environment.  The overall mix of the Bank’s earning assets continues to improve.

Interest income.  Interest income totaled $3.5 million and decreased $360,000, or 9.2%, for the six months ended June 30, 2013, compared to $3.9 million for the six months ended June 30, 2012. The decrease in interest income was primarily due to a decrease of 84 bps in loan yields, as loans continue to re-price at today’s lower interest rates, coupled with a mix shift in the loan portfolio due to increased volumes associated with the Northpointe Mortgage Program; this decline was partially offset by a favorable volume variance due to the increase in average loan balances from $140.4 million at June 30, 2012, to $152.4 million at June 30, 2013.

Interest expense.    Interest expense totaled $1.1 million and decreased $367,000, or 25.6%, for the six months ended June 30, 2013, compared to $1.4 for the six months ended June 30, 2012.  The decrease in interest expense resulted from lower deposit costs due to a 21 bps decrease in average rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in the average deposit base, primarily broker CD’s.

Provision for loan losses.  The provision for loan losses totaled $650,000 for the six months ended June 30, 2013 and increased $250,000, or 62.5%, compared to $400,000 for the six months ended June 30, 2012.  The increase in the provision for loan losses for the six months ended June 30, 2013 was primarily due to growth in the loan portfolio, an increase in reserve due to one large commercial relationship and one downgrade during the quarter, offset by pay downs of substandard loans and two commercial loan relationships where the risk rating was upgraded.

Net charge-offs decreased $1.3 million due to the fact that there were recoveries of $178,000 for the six months ended June 30, 2013, compared to net charge-offs totaling $1.1 million, or 1.49% of average loans on an annualized basis for the six months ended June 30, 2012. The decrease in net charge-offs during the six months ended June 30, 2013 was

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

primarily related to multi-family residential and commercial real estate loans resulting from our ongoing loan workout efforts.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2013 and 2012.

	For the Six months ended June 30,
	2013	2012
	(Dollars in thousands)
Commercial	$(26)	$(193)
Single-family residential real estate	(2)	1
Multi-family residential real estate	(86)	412
Commercial real estate	(58)	792
Home equity lines of credit	12	50
Other consumer loans	(18)	23
Total	$(178)	$1,085

The level of loan charge-offs may increase in the future as we increase our workout efforts related to nonperforming and other loans with credit issues.

Noninterest income.  Noninterest income for the six months ended June 30, 2013 totaled $402,000 and decreased $96,000, or 19.3%, compared to $498,000 for the six months ended June 30, 2012. The decrease was primarily due to the fact there were no sales of securities in the current year to date results, compared to  a $143 gain on the sale of securities during the six months ended June 30, 2012, and declines in net gains on the sale loans and loan servicing fees during the six months ended June 30, 2013. The decrease was partially offset by an increase in service charges on deposits.

Noninterest expense. Noninterest expense decreased $398,000, or 10.0%, and totaled $3.6 million for the six months ended June 30, 2013, compared to $4.0 million for the six months ended 2012. The decrease in noninterest expense during this period  was primarily due to a $224,000 decrease in expenses associated with foreclosed assets, a $151,000 decrease in FDIC premiums, primarily as a result of a lower assessment rate and lower compensation expense due to fewer positions and restructuring; this was partially offset by smaller increases in franchise taxes, data processing and occupancy costs.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the six months ended June 30, 2013.  As such, there was no income tax expense or benefit for the six months ended June 30, 2013 or 2012.

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

	For Three Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,359	$43	1.30%	$16,908	$58	1.41%
Loans and loans held for sale (3)	159,104	1,734	4.36%	135,960	1,769	5.20%
Other earning assets	38,654	37	0.38%	55,398	41	0.30%
FHLB stock	1,942	20	4.12%	1,942	21	4.33%
Total interest-earning assets	213,059	1,834	3.45%	210,208	1,889	3.60%
Noninterest-earning assets	22,557			19,476
Total assets	$235,616			$229,684

Interest-bearing liabilities:
Deposits	$175,079	421	0.96%	$185,675	557	1.20%
FHLB advances and other borrowings	15,301	119	3.11%	15,650	126	3.22%
Total interest-bearing liabilities	190,380	540	1.13%	201,325	683	1.36%

Noninterest-bearing liabilities	22,565			19,746
Total liabilities	212,945			221,071

Equity	22,671			8,613
Total liabilities and equity	$235,616			$229,684

Net interest-earning assets	$22,679			$8,883
Net interest income/interest rate spread		$1,294	2.32%		$1,206	2.24%
Net interest margin			2.44%			2.30%
Average interest-earning assets
to average interest-bearing liabilities	111.91%			104.41%

(1) Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities

(2) Average yields and interest earned are stated on a fully taxable equivalent basis.

(3) Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

	For Six Months Ended June 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$14,778	$103	1.41%	$17,443	$121	1.42%
Loans and loans held for sale (3)	152,376	3,330	4.37%	140,408	3,660	5.21%
Other earning assets	35,484	71	0.40%	59,654	81	0.27%
FHLB stock	1,942	41	4.22%	1,942	43	4.43%
Total interest-earning assets	204,580	3,545	3.48%	219,447	3,905	3.57%
Noninterest-earning assets	21,292			17,014
Total assets	$225,872			$236,461

Interest-bearing liabilities:
Deposits	$166,095	829	1.00%	$188,655	1,150	1.22%
FHLB advances and other borrowings	15,397	236	3.07%	18,273	282	3.09%
Total interest-bearing liabilities	181,492	1,065	1.17%	206,928	1,432	1.38%

Noninterest-bearing liabilities	21,372			20,520
Total liabilities	202,864			227,448

Equity	23,008			9,013
Total liabilities and equity	$225,872			$236,461

Net interest-earning assets	$23,088			$12,519
Net interest income/interest rate spread		$2,480	2.31%		$2,473	2.19%
Net interest margin			2.43%			2.26%
Average interest-earning assets
to average interest-bearing liabilities	112.72%			106.05%

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

	Three Months Ended			Six Months Ended
	June 30, 2013			June 30, 2013
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2012			June 30, 2012

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(4)	$(11)	$(15)	$(1)	$(17)	$(18)
Loans and loans held for sale	(1,193)	1,158	(35)	(1,033)	703	(330)
Other earning assets	47	(51)	(4)	66	(76)	(10)
FHLB Stock	(1)	-	(1)	(2)	-	(2)
Total interest-earning assets	(1,151)	1,096	(55)	(970)	610	(360)

Interest-bearing liabilities:
Deposits	(106)	(30)	(136)	(193)	(128)	(321)
FHLB advances and other borrowings	(4)	(3)	(7)	(2)	(44)	(46)

Total interest-bearing liabilities	(110)	(33)	(143)	(195)	(172)	(367)

Net change in net interest income	$(1,041)	$1,129	$88	$(775)	$782	$7

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this quarterly report and in Notes 1, 4 and 6 to the consolidated financial statements in our 2012 Annual Report to Stockholders incorporated by reference into our 2012 Annual Report on Form 10-K.

Valuation of the deferred tax asset.    At year-end 2012, the Company had net operating loss carryforwards of $25.9 million, which expire at various dates from 2024 to 2032, and alternative minimum tax credit carryforwards of $60,000, which do not expire. As a result of the change in stock ownership associated with the stock offering completed in August 2012, within the guidelines of Section 382 of the Internal Revenue Code of 1986, the Company incurred an ownership change. As a result, its ability to utilize carryforwards that arose before the stock offering closed is limited to $163,000 per year.  Due to this limitation, management determined it is more likely than not that $20.3 million of net operating loss carryforwards will expire unutilized and, as required by accounting standards, reduced deferred tax assets and the valuation allowance by $6.9 million to reflect this lost realizability.

The Company maintained a valuation allowance against deferred tax assets at June 30, 2013 and December 31, 2012, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely- than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

Federal income tax laws provided additional deductions, totaling $2.3 million,  for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2012. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve. At December 31, 2012 and 2011, the Company had no unrecognized tax benefits recorded. The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months. At June 30, 2013, the valuation allowance totaled $3.7 million, compared to $3.1 million at December 31, 2012. Additional information is included in Notes 1 and 14 to our consolidated financial statements.

Fair value of financial instruments.  Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 5 to the consolidated financial statements included in this quarterly report and in Notes 1 and 6 to the consolidated financial statements in our 2012 Annual Report to Stockholders incorporated by reference into our 2012 Annual Report on Form 10-K.

Fair value of foreclosed assets.    Another critical accounting policy relates to fair value of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Note 5 to the consolidated financial statements included in this quarterly report and in Notes 1, 5 and 6 to the consolidated financial statements in our 2012 Annual Report to Stockholders incorporated by reference into our 2012 Annual Report on Form 10-K.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the FRB and borrowing from Comerica.

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$37,047	$32,396
Additional borrowing capacity at the FHLB	7,383	7,460
Additional borrowing capacity at the FRB	21,801	14,859
Unused commercial bank line of credit	1,000	1,000
Total	$67,231	$55,715

Cash available from liquid assets and borrowing capacity increased $11.5 million, or 20.7%, to $67.2 million at June 30, 2013 from $55.7 million at December 31, 2012.  In addition, Cash, unpledged securities and deposits in other financial institutions increased $4.7 million, or 14.4%, during 2013. The increase in cash is a result of management’s efforts to improve liquidity and increase deposit levels in order to fund future anticipated loan growth.

CFBank’s additional borrowing capacity with the FHLB decreased slightly to $ 7.4 million at June 30, 2013 from $7.5 million at December 31, 2012 primarily due to a decrease in the balances of eligible loans pledged as collateral for advances. In June 2013, CFBank became eligible for future advances with a maximum maturity of 365 days, compared to the previous agreement in which Advances were limited to a maximum maturity of 30 days.

CFBank’s  additional borrowing capacity  at  the FRB  increased to $21.8 million at  June 30, 2013, up from $14.9  million at December 31, 2012. In addition, CFBank is once again eligible for participating  in  the FRB’s primary credit program, providing  CFBank  access  to short-term funds  at  any  time,  for  any reason, based  on  the  collateral  pledged.

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

Prior  to  receipt  of  the CFBank  Order  in  May 2011, CFBank used brokered deposits as an element of a diversified funding strategy and  an  alternative  to  borrowings. As a result of the CFBank Order, we are  prohibited  from accepting or renewing brokered deposits without FDIC  approval. We have the ability  to seek wholesale deposits  that  are  not considered  brokered deposits. At June 30, 2013, CFBank had $27.3 million  in  brokered  deposits with  maturity  dates  from August 2013  through August  2016.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CFBank relies on  competitive interest rates,  customer  service, and relationships with  customers  to retain deposits. To  promote and stabilize liquidity  in the banking and financial services  sector,  the FDIC,  as  included  in  the Dodd-Frank  Act  as previously discussed, permanently  increased deposit  insurance coverage  from $100,000 to $250,000 per depositor. CFBank is a participant in the FDIC’s program which  provides  unlimited deposit  insurance coverage, through June 30, 2013, for noninterest bearing  transaction accounts. Based  on our historical experience with deposit retention, current retention strategies  and participation in  programs offering additional FDIC insurance  protection,  we believe  that, although it  is not possible  to  predict  future  terms  and conditions upon renewal, a significant portion of  existing non-brokered deposits may  remain with CFBank. Deposit  retention may be negatively impacted by other factors,  including, but not  limited to, additional  restrictions  or penalties  imposed by regulators pursuant to the Orders.

The  Holding  Company, as a savings and  loan holding company, has  more limited sources  of  liquidity than CFBank. In general,  in addition to its  existing liquid  assets,  sources of liquidity  include funds raised  in  the securities markets  through debt or equity offerings, dividends received from its subsidiaries or the sale of assets.  Pursuant  to  the  Holding Company Order, the Holding  Company may not,  directly or indirectly,  incur,  issue, renew,  rollover,  or pay  interest  or principal on any debt or commit  to do  so, increase  any current lines of  credit, or  guarantee  the debt of  any entity,  without prior written  notice  to and written  non-objection from the  FED. In addition, the Holding  Company may not declare,  make,  or pay  any cash dividends or other capital distributions  or  purchase, repurchase or redeem  or  commit  to purchase, repurchase, or redeem any  Holding  Company equity  stock without  the prior written non-objection of  the Federal Reserve Bank. The Holding  Company Order does  not restrict  the Holding Company’s  ability  to raise funds in the securities markets  through equity  offerings. See  the section titled “Financial Condition – Stockholders’ equity”  for a discussion of  the registered common stock offering completed by  the Company in August 2012.

The Holding  Company  at  June 30, 2013,  as a result of  the securities offering, has  adequate  funds to  meet its operating expenses for several years. The Holding Company’s current cash requirements include operating expenses and  exclude interest  on subordinated debentures,  which have been deferred, as discussed below:

Annual debt service  on the subordinated debentures is  currently approximately $165,000. The subordinated debentures have a variable rate of  interest,  reset quarterly,  equal  to the three-month LIBOR plus  2.85%. The total rate  in effect was 3.13% at June 30, 2013 and 3.21% at December 31, 2012. An increase in the three-month LIBOR would  increase  the  debt  service  requirement of  the subordinated debentures. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $125 as of June 30, 2013 and $42 at December 31, 2012.

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

As of June 30, 2013,  CFBank may  pay  no  dividends  to  the Holding  Company  without  receiving  the prior  written  approval of the OCC. Pursuant to the  CFBank  Order,  CFBank may not declare  or pay dividends or  make any other capital distributions  without receiving  prior written  approval  of the OCC. Future dividend payments by CFBank  to  the Holding  Company  would be based on  future earnings and regulatory approval.  The payment of dividends  from CFBank  to the Holding  Company  is  not likely  to be approved by the OCC  while  CFBank  is  suffering losses.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

A portion of the  proceeds from  the completed  common stock offering has been retained by  the  Holding  Company  for general corporate purposes  and is  estimated to be  sufficient  to support the Holding  Company’s cash requirements  for several  years.  The Holding Company had $3.4 million in cash and cash equivalents at June 30, 2013.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

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

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) for the three month and six month period ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 1. Legal Proceedings

There are no pending legal proceedings to which the Holding Company or any of its subsidiaries is a party or to which any of their property is subject, except for routine legal proceedings to which CFBank is a party incidental to its banking business.  We consider none of those proceedings to be material.

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Form 10-K for the year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the second quarter of 2013. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the Federal Reserve Bank.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 69 of this report on Form 10-Q

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

v

Dated: August 7, 2013	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: August 7, 2013	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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