Form 10-Q
period 2013-09-30
CENTRAL FEDERAL CORP
filed 2013-11-08
CIK 1070680

CENTRAL FEDERAL CORPORATION

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [  ]Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No[X]

As of October 31, 2013, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
Cash and cash equivalents	$46,785	$25,152
Interest-bearing deposits in other financial institutions	1,982	2,726
Securities available for sale	10,544	17,639
Loans held for sale	4,856	623
Loans, net of allowance of $6,171 and $5,237	170,325	153,043
FHLB stock	1,942	1,942
Foreclosed assets, net	1,464	1,525
Premises and equipment, net	3,451	5,317
Assets held for sale	2,070	167
Other intangible assets	20	49
Bank owned life insurance	4,503	4,405
Accrued interest receivable and other assets	2,450	2,447
	$250,392	$215,035

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$24,795	$18,008
Interest bearing	185,881	155,500
Total deposits	210,676	173,508
FHLB advances	10,000	10,000
Advances by borrowers for taxes and insurance	174	241
Accrued interest payable and other liabilities	2,428	2,488
Subordinated debentures	5,155	5,155
Total liabilities	228,433	191,392

Stockholders' equity
Common stock, $.01 par value,
shares authorized; 50,000,000
shares issued; 15,935,417 in 2013 and 15,936,417 in 2012	159	159
Additional paid-in capital	47,990	47,919
Accumulated deficit	(23,046)	(21,297)
Accumulated other comprehensive income	101	107
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)
Total stockholders' equity	21,959	23,643
	$250,392	$215,035

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$1,822	$1,656	$5,152	$5,316
Securities	52	45	155	166
FHLB stock dividends	21	20	62	63
Federal funds sold and other	36	41	107	122
	1,931	1,762	5,476	5,667
Interest expense
Deposits	417	501	1,246	1,651
Long-term FHLB advances and other debt	79	78	232	268
Subordinated debentures	42	46	125	138
	538	625	1,603	2,057

Net interest income	1,393	1,137	3,873	3,610
			-	-
Provision for loan losses	76	543	726	943

Net interest income after provision for loan losses	1,317	594	3,147	2,667

Noninterest income
Service charges on deposit accounts	92	63	248	180
Net gains (losses) on sales of loans	(1)	146	112	281
Loan servicing fees, net	-	6	-	19
Net gain on sales of securities	-	-	-	143
Earnings on bank owned life insurance	33	33	98	98
Other	52	14	120	39
	176	262	578	760

Noninterest expense
Salaries and employee benefits	970	1,013	2,823	2,957
Occupancy and equipment	70	68	229	201
Data processing	158	146	464	425
Franchise taxes	84	65	254	166
Professional fees	211	234	598	651
Director fees	5	28	13	119
Postage, printing and supplies	42	28	169	132
Advertising and promotion	20	4	32	11
Telephone	18	17	55	50
Loan expenses	29	69	55	100
Foreclosed assets, net	(4)	776	(22)	982
Depreciation	54	54	161	183
FDIC premiums	80	144	227	442
Amortization of intangibles	11	10	30	30
Regulatory assessment	41	39	119	105
Other insurance	37	36	110	116
Other	52	34	157	89
	1,878	2,765	5,474	6,759
Income (loss) before incomes taxes	(385)	(1,909)	(1,749)	(3,332)
Income tax expense (benefit)	-	-	-	-
Net loss	(385)	(1,909)	(1,749)	(3,332)
Preferred stock dividends and accretion of discount on preferred stock	-	(107)	-	(328)
Discount on redemption of preferred stock	-	4,960	-	4,960
Earnings (loss) attributable to common stockholders	$(385)	$2,944	$(1,749)	$1,300

Earnings (loss) per common share:
Basic	$(0.02)	$0.38	$(0.11)	$0.42
Diluted	$(0.02)	$0.38	$(0.11)	$0.42

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Net income (loss)	$(385)	$(1,909)	$(1,749)	$(3,332)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	4	1	(6)	89
Reclassification adjustment for gains realized in income	-	-	-	(143)
Net change in unrealized gains (losses)	4	1	(6)	(54)
Tax effect	-	-	-	-
Other comprehensive income (loss)	4	1	(6)	(54)
Comprehensive income (loss)	$(381)	$(1,908)	$(1,755)	$(3,386)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2013	$159	$47,919	$(21,297)	$107	$(3,245)	$23,643
Net loss			(1,749)			(1,749)
Other comprehensive Income (loss)				(6)		(6)
Release of 100 stock-based incentive plan shares, net of forfeitures		(6)				(6)
Stock option expense, net of forfeitures		88				88
Offering costs associated with issuance of common stock		(11)				(11)
Balance at September 30, 2013	$159	$47,990	$(23,046)	$101	$(3,245)	$21,959

					Accumulated
			Additional		Other		Total
	Preferred	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2012	$7,120	$9	$27,837	$(22,163)	$386	$(3,245)	$9,944
Net loss				(3,332)			(3,332)
Other comprehensive income (loss)					(54)		(54)
Accretion of discount on preferred stock	39			(39)			-
Release of 1,050 stock-based incentive plan shares			3				3
Stock option expense, net of forfeitures			3				3
Preferred stock dividends				(289)			(289)
Redemption of TARP obligations, including $801 accrued dividends	(7,159)			4,960			(2,199)
Proceeds from issuance of 15.0 million shares in common stock offering, net of $2,214 offering expenses		150	20,136				20,286
Balance at September, 2012	$-	$159	$47,979	$(20,863)	$332	$(3,245)	$24,362

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2013	2012

Net loss	$(1,749)	$(3,332)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	726	943
Provision for losses on foreclosed assets	-	962
Valuation (gain) loss on mortgage servicing rights	-	(1)
Depreciation	161	183
Amortization, net	338	529
Net gains on sales of securities	-	(143)
Originations of loans held for sale	(19,775)	(20,676)
Proceeds from sale of loans held for sale	15,656	19,486
Net gains on sales of loans	(112)	(281)
Loss on disposal of premises and equipment	-	4
Gain on sale of foreclosed assets	(28)	(9)
Earnings on bank owned life insurance	(98)	(98)
Stock-based compensation expense	82	6
Net change in:
Accrued interest receivable and other assets	(13)	525
Accrued interest payable and other liabilities	(60)	552
Net cash from (used by) operating activities	(4,872)	(1,350)

Cash flows from investing activities
Net decrease in interest-bearing deposits in other financial institutions	744	-
Available-for-sale securities:
Sales	-	2,144
Maturities, prepayments and calls	6,864	8,730
Purchases	-	(7,000)
Loan originations and payments, net	(18,117)	27,105
Additions to premises and equipment	(198)	(22)
Proceeds from the sale of foreclosed assets	149	98
Proceeds from mortgage insurance on foreclosed assets	14	29
Net cash from (used by) investing activities	(10,544)	31,084

Cash flows from financing activities
Net change in deposits	37,127	(37,533)
Net change in short-term borrowings from the FHLB and other debt	-	(5,742)
Net change in advances by borrowers for taxes and insurance	(67)	(34)
Redemption of TARP obligations	-	(3,000)
Net proceeds from issuance of common stock	-	20,286
Cost associated with issuance of common stock	(11)	-
Net cash from (used by) financing activities	37,049	(26,023)

Net change in cash and cash equivalents	21,633	3,711

Beginning cash and cash equivalents	25,152	61,436

Ending cash and cash equivalents	$46,785	$65,147

Supplemental cash flow information:
Interest paid	$1,472	$1,906

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$74	$282
Loans transferred from held for sale to portfolio	-	109
Transfer from premises and equipment to assets held for sale	1,903	-

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the “Holding Company”) and its wholly owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC (together with the Holding Company referred to as the “Company”).  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“the SEC”) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2013 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K. Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2012 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2012.  The Company has consistently followed those policies in preparing this Form 10-Q.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The factors used in the earnings per share computation follow:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic
Net loss	$(385)	$(1,909)	$(1,749)	$(3,332)
Less: Preferred dividends and accretion of discount on preferred stock	-	(107)	-	(328)
Plus: Discount on redemption of preferred stock	-	4,960	-	4,960
Less: Net loss allocated to unvested share-based payment awards	-	(1)	-	(1)
Earnings (loss) allocated to common stockholders	$(385)	$2,943	$(1,749)	$1,299

Weighted average common shares outstanding including unvested share-based payment awards	15,823,677	7,673,201	15,823,805	3,113,356
Less: Unvested share-based payment awards	(33)	(2,167)	(210)	(2,722)
Average shares	15,823,644	7,671,034	15,823,595	3,110,634

Basic earnings (loss) per common share	$(0.02)	$0.38	$(0.11)	$0.42

Diluted
Earnings (loss) allocated to common stockholders	$(385)	$2,943	$(1,749)	$1,299

Weighted average common shares outstanding for basic loss per common share	15,823,644	7,671,034	15,823,595	3,110,634
Add: Dilutive effects of assumed exercises of stock options	-	273	-	92
Add: Dilutive effects of assumed exercises of stock warrant	-	-	-	-
Average shares and dilutive potential common shares	15,823,644	7,671,307	15,823,595	3,110,726

Diluted earnings (loss) per common share	$(0.02)	$0.38	$(0.11)	$0.42

The following stock options and warrant were not considered in computing diluted earnings (loss) per common share because the options or warrant were anti-dilutive or the Company reported a net loss for the periods presented.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Stock options	247,216	39,694	247,216	39,964
Stock warrant		63,574	-	66,067

Adoption of New Accounting Standards:

In February 2013, the FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220); Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. The objective of this Update is to improve the reporting of reclassifications out of accumulated other comprehensive income.  The amendments in this Update require an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. GAAP to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012.  The adoption of this ASU did not have a material impact on the Company; however, disclosures have been presented as part of notes to the financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 2- REGULATORY ORDER CONSIDERATIONS

Regulatory Order Considerations: On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Bank replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC") replaced the OTS as the primary regulator of CFBank.

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

The CFBank Order requires CFBank, among other things, to: (i) maintain 8% core capital and 12% total risk-based capital, after establishing an adequate allowance for loan and lease losses; (ii) submit by every December 31 a capital and business plan to regulators that describes strategies to meet these required capital ratios and contains operating strategies to achieve realistic core earnings; (iii) raise capital to reach the required levels; (iv) not originate, participate in or acquire any nonresidential real estate loans or commercial loans not in line with agreed Board approved conditions, loan policies and credit administration procedures; (v) adopt a revised credit administration policy, problem asset reduction plan, management succession plan and liquidity management policy; (vi) limit asset growth in line with CFBank’s business plan absent prior regulatory approval for additional growth; (vii) not pay cash dividends or make any other capital distributions without prior regulatory approval; (viii) obtain prior regulatory approval for changes in directors and senior executive officers; (ix) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to regulators; (x) not enter into any significant arrangement or contract with a third party service provider without prior regulatory approval; and (xi) comply with the Federal Deposit Insurance Corporation (“FDIC”) limits on brokered deposits.  As a result of the CFBank Order, we are prohibited from offering above-market interest rates and are subject to market rates published by the FDIC when offering deposits to the general public.  In addition, CFBank is considered “adequately capitalized” for regulatory purposes and will not be considered “well-capitalized” so long as the CFBank Order remains in effect.  If CFBank’s capital falls below the levels to be considered adequately capitalized, it may be subject to substantially greater regulatory scrutiny, including the imposition of additional restrictions on our operations.

The Company has been unprofitable for the past three years.  If we do not generate profits in the future, our capital levels will be negatively impacted and the regulators could take additional enforcement action against us, including the imposition of further operating restrictions.

Because CFBank is under a regulatory order, it is prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service (CDARS) program, without FDIC approval.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods, commencing in June, 2011, through the current 90-day waiver period which runs from October 2, 2013 through December 30, 2013. The only exception during that timeframe was a period between September 12, 2013, through October 1, 2013, since there were no deposits that matured during that timeframe. In addition, management requested and received a limited waiver for a 17 day period from August 28, 2013 through September 13, 2013 to accept brokered deposits under this waiver for CDARS reciprocal deposits of an existing customer with other banking relationships with the CFBank maturing during the 17 day period, and not to exceed $3,134,500. Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the additional requests will

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

be granted by the FDIC or that customers will roll over their CDARS deposits even if CFBank is granted additional waivers.

The prohibition on brokered deposits significantly limits CFBank’s ability to participate in the CDARS program and impacts CFBank’s liquidity management.  The Company monitors on-balance-sheet liquidity to deal with scheduled brokered deposit maturities and the potential impact of other regulatory restrictions on liquidity.  At September 30, 2013, CFBank had $24,513 in brokered deposits, which included $6.7 million in reciprocal CDARS deposits in the program, with maturity dates from October 2013 through August 2016. At September 30, 2013, cash, unpledged securities and deposits in other financial institutions totaled $49,879.

Brokered deposit maturities over the next four years are as follows:

September 30, 2014	$13,678
September 30, 2015	8,223
September 30, 2016	2,612
September 30, 2017	-
$24,513

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

We have received or provided all required approvals, non-objections, notifications and waivers with regard to the Orders.  Additional details regarding these items are disclosed in Note 2- Regulatory Order Considerations to the Consolidated Financial Statements contained in the Company’s 2012 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2012.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

On August 20, 2012, the Company announced the successful completion of its restructured registered common stock offering.  The Company sold 15.0 million shares of its common stock (including shares sold to the standby purchasers) at $1.50 per share, resulting in gross proceeds of $22,500 before expenses of $2,290.

A portion of the proceeds from the restructured registered common stock offering was retained by the Holding Company for general corporate purposes and is estimated to be sufficient to support the Holding Company’s cash requirements for the foreseeable future based on its current business plan.    Holding Company cash provided from net proceeds of the stock offering was reduced by $3,000 for redemption of the Company’s TARP obligations from the U.S. Treasury and a $13,500 capital contribution to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order. See Note 10 – Preferred Stock for additional information on redemption of the TARP obligations.  The Holding Company’s current cash requirements include debt service on the subordinated debentures and operating expenses.  See Note 8 –  Subordinated Debentures for additional information on debt service requirements of the subordinated debentures.  Management believes the Holding Company’s liquidity is sufficient at September 30, 2013.

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
Corporate debt	$4,378	$5	$10	$4,373
State and municipal	1,933	-	7	1,926
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,053	56	-	1,109
Collateralized mortgage obligations	3,079	57	-	3,136

Total	$10,443	$118	$17	$10,544

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
Corporate debt	$4,429	$-	$64	$4,365
State and municipal	2,006	-	20	1,986
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,399	87	-	1,486
Collateralized mortgage obligations	9,698	117	13	9,802

Total	$17,532	$204	$97	$17,639

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2013 or December 31, 2012.

The proceeds from the sales of securities for the three and nine months ended September 30, 2013 are listed below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2013	2012	2013	2012
Proceeds	$-	$-	$-	$2,144
Gross gains	-	-	-	143
Gross losses	-	-	-	-

Tax effect-expense	$-	$-	$-	$-

The amortized cost and fair value of debt securities at September 30, 2013 are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2013
	Amortized	Fair
	Cost	Value
Due in one year or less	$-	$-
Due from one to five years	6,311	6,299
Mortgage-backed securities	1,053	1,109
Collateralized mortgage obligations	3,079	3,136

Total	$10,443	$10,544

Fair value of securities pledged was as follows:

	September 30,	December 31,
	2013	2012
Pledged as collateral for:
FHLB advances	$2,401	$4,707
Public deposits	1,265	2,199
Interest-rate swaps	558	1,511
Total	$4,224	$8,417

At September 30, 2013 and December 31, 2012, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes securities with unrealized losses at September 30, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$1,244	$10	$-	$-	$1,244	$10
State and municipal	1,926	7	-	-	1,926	7
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	-	-	-	-	-	-
Total temporarily impaired	$3,170	$17	$-	$-	$3,170	$17

December 31, 2012	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$4,365	$64	$-	$-	$4,365	$64
State and municipal	1,936	20	-	-	1,936	20
Issued by U.S. government-sponsored entities and agencies:
Collateralized mortgage obligations	1,673	13	-	-	1,673	13
Total temporarily impaired	$7,974	$97	$-	$-	$7,974	$97

The unrealized losses in Corporate  debt and State and municipal securities at September  30, 2013 and December 31, 2012, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2013 and December 31, 2012.

There was no unrealized loss in Collateralized mortgage obligations at September 30, 2013.  The unrealized loss at December 31, 2012 is related to one Ginnie Mae collateralized mortgage obligation. This security carries the full faith and credit guarantee of the U.S. government.   Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell this security and it is likely that it will not be required to sell this security before their anticipated recovery, the Company did not consider this security  to be other-than-temporarily impaired at December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	September 30,	December 31,
	2013	2012

Commercial	$31,509	$25,408
Real estate:
Single-family residential	30,885	43,058
Multi-family residential	26,464	21,576
Commercial	65,093	54,291
Construction	7,530	14
Consumer:
Home equity lines of credit	14,141	12,963
Other	874	970
Subtotal	176,496	158,280
Less: ALLL	(6,171)	(5,237)

Loans, net	$170,325	$153,043

Commercial loans included $13,334 and $11,782, respectively, of commercial lines of credit which required interest only payments at September 30, 2013 and December 31, 2012.

Home equity lines of credit included $12,056 and $10,447, respectively, of loans which required interest only payments at September 30, 2013 and December 31, 2012.

Mortgage Purchase Program

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  At September 30, 2013 and December 31, 2012, CFBank held $11,462 and $25,373, respectively, of such loans which have been included in single family residential loan totals above.  The decline is due to a softening in the mortgage market. Through a participation agreement, CFBank agreed to purchase from Northpointe an 80% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  The maximum aggregate purchase interest shall not exceed $45,000.  Northpointe maintains a 20% ownership interest in each loan it participates.  The agreement further calls for full control to be relinquished by the broker to Northpointe and its participants with recourse to the broker after 120 days, at the sole discretion of Northpointe. As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2013:

	Three months ended September 30, 2013
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,449	$368	$1,730	$2,157	$19	$331	$11	$6,065
Addition to (reduction in) provision for loan losses	159	(93)	19	44	62	(113)	(2)	76
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	9	1	1	4	-	13	2	30
Ending balance	$1,617	$276	$1,750	$2,205	$81	$231	$11	$6,171

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Nine months ended September 30, 2013
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,311	$332	$1,396	$1,946	$-	$241	$11	$5,237
Addition to (reduction in) provision for loan losses	271	(59)	267	197	81	(11)	(20)	726
Charge-offs	-	-	-	-	-	(17)	-	(17)
Recoveries	35	3	87	62	-	18	20	225
Ending balance	$1,617	$276	$1,750	$2,205	$81	$231	$11	$6,171

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2012:

	Three months ended September 30, 2012
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,386	$245	$1,370	$2,130	$-	$286	$17	$5,434
Addition to (reduction in) provision for loan losses	(370)	(15)	544	510	-	(115)	(11)	543
Charge-offs	-	-	-	(536)	-	-	-	(536)
Recoveries	-	1	-	-	-	3	6	10
Reclass of ALLL on loan -related commitments (1)	(9)	-	-	-	-	-	-	(9)
Ending balance	$1,007	$231	$1,914	$2,104	$-	$174	$12	$5,442

(1) Reclassified from (to) accrued interest payable and other liabilities in the consolidated balance sheet

	Nine months ended September 30, 2012
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$2,281	$207	$1,470	$1,863	$-	$272	$17	$6,110
Addition to (reduction in) provision for loan losses	(1,467)	23	856	1,570	-	(51)	12	943
Charge-offs	(99)	(7)	(434)	(1,467)	-	(60)	(34)	(2,101)
Recoveries	292	8	22	138	-	13	17	490
Reclass of ALLL on loan -related commitments (1)	-	-	-	-	-	-	-	-
Ending balance	$1,007	$231	$1,914	$2,104	$-	$174	$12	$5,442

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2013:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	602	109	634	139	-	-	-	$1,484
Collectively evaluated for impairment	1,015	167	1,116	2,066	81	231	11	4,687
Total ending allowance balance	$1,617	$276	$1,750	$2,205	$81	$231	$11	$6,171

Loans:
Individually evaluated for impairment	$1,030	$476	$2,028	$5,547	$-	$-	$-	$9,081
Collectively evaluated for impairment	30,479	30,409	24,436	59,546	7,530	14,141	874	167,415
Total ending loan balance	$31,509	$30,885	$26,464	$65,093	$7,530	$14,141	$874	$176,496

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

The following table presents loans individually evaluated for impairment by class of loans at September 30, 2013.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2013.  Cash payments of interest during the three and nine months ended September 30, 2013 totaled $54 and $169, respectively.

	As of September 30, 2013			Three months ended September 30, 2013		Nine months ended September 30, 2013
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$121	$-	$248	$-	$297	$-
Real estate:
Single-family residential	-	-	-	-	-	-	-
Multi-family residential	176	176	-	178	-	187	-
Commercial:
Non-owner occupied	2,159	1,492	-	1,496	-	1,905	-
Owner occupied	2,066	1,115	-	1,370	-	1,418	-
Total with no allowance recorded	4,536	2,904	-	3,292	-	3,807	-

With an allowance recorded:
Commercial	909	909	602	793	7	831	20
Real estate:
Single-family residential	476	476	109	477	2	478	6
Multi-family residential	1,974	1,852	634	1,866	1	1,903	3
Commercial:
Non-owner occupied	2,172	2,172	120	2,177	35	2,199	104
Owner occupied	402	402	7	162	6	163	18
Land	411	366	12	368	5	377	17
Total with an allowance recorded	6,344	6,177	1,484	5,843	56	5,951	168
Total	$10,880	$9,081	$1,484	$9,135	$56	$9,758	$168

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

	As of December 31, 2012			Three months ended September 30, 2012		Nine months ended September 30, 2012
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$136	$121	$-	$130	$-	$137	$-
Real estate:
Single-family residential	-	-	-	-	-	-	-
Multi-family residential	2,001	1,879	-	2,032	-	2,170	-
Commercial:
Non-owner occupied	3,000	2,195	-	1,869	-	2,357	-
Owner occupied	2,195	1,244	-	1,360	-	1,400	-
Total with no allowance recorded	7,332	5,439	-	5,391	-	6,064	-

With an allowance recorded:
Commercial	970	970	609	672	8	686	30
Real estate:
Single-family residential	129	129	71	129	1	131	1
Multi-family residential	288	288	24	1,996	61	2,002	103
Commercial:
Non-owner occupied	2,239	2,239	105	2,670	40	2,684	127
Owner occupied	396	396	7	402	6	406	19
Land	438	393	14	416	6	452	19
Total with an allowance recorded	4,460	4,415	830	6,285	122	6,361	299
Total	$11,792	$9,854	$830	$11,676	$122	$12,425	$299

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	September 30,	December 31,
	2013	2012
Nonaccrual loans:
Commercial	$573	$714
Real estate:
Single-family residential	190	113
Multi-family residential	1,968	2,082
Commercial:
Non-owner occupied	1,492	2,195
Owner occupied	1,115	1,243
Consumer:
Home equity lines of credit:
Originated for portfolio	53	-
Purchased for portfolio		9
Total nonaccrual and nonperforming loans	$5,391	$6,356

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2013 or December 31, 2012.

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$-	$121	$121	$31,388	$452
Real estate:
Single-family residential	1,048	51	46	1,145	29,740	144
Multi-family residential	-	-	-	-	26,464	1,968
Commercial:
Non-owner occupied	-	-	949	949	34,318	543
Owner occupied	-	-	-	-	25,023	1,115
Land	-	441	-	441	4,362	-
Construction	-	-	-	-	7,530	-
Consumer:
Home equity lines of credit:	-	-	-
Originated for portfolio	-	-	-	-	12,247	53
Purchased for portfolio	125	-	-	125	1,769	-
Other	6	-	-	6	868	-
Total	$1,179	$492	$1,116	$2,787	$173,709	$4,275

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2012:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$65	$121	$186	$25,222	$593
Real estate:
Single-family residential	1,105	122	74	1,301	41,757	39
Multi-family residential	-	-	-	-	21,576	2,082
Commercial:
Non-owner occupied	40	-	1,611	1,651	28,299	583
Owner occupied	-	-	-	-	19,774	1,244
Land	-	-	-	-	4,568	-
Construction	-	-	-	-	14	-
Consumer:
Home equity lines of credit:
Originated for portfolio	20	-	-	20	10,699	-
Purchased for portfolio	-	-	9	9	2,235	-
Other	18	-	-	18	951	-
Total	$1,183	$187	$1,815	$3,185	$155,095	$4,541

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Troubled Debt Restructurings (TDRs):

As of September 30, 2013 and December 31, 2012, TDRs totaled $6.6 million and $7.0 million, respectively.  The Company allocated $1.5 million and $830 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2013 and December 31, 2012, respectively.  The Company had not committed to lend any additional amounts as of September 30, 2013 or December 31, 2012 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended September 30, 2013, there were two commercial loans modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.  The modified terms included converting a revolving line of credit to a 10-month term loan with a 36-month amortization and a change in the stated interest rate of the loan from 4.75% to 6.75%.  The other modification consolidated two existing TDRs into one loan with a 5 year term amortizing over 15 years and a change in the stated interest rates, of 6% and 5.5%, to 5%. These TDRs had associated reserves of $76.

During the nine months ended September 30, 2013, the terms of three loans were modified as TDRs where concessions were granted to borrowers experiencing financial difficulties.  In addition to the loans described in the preceding paragraph, one single-family residential loan was modified as a TDR. The modified terms included a reduction in the stated interest rate of the loan from 6.5% to 3.5%, for a period of six months, and a deferral of two interest payments to the end of the loan. The impact to the income statement was approximately $5.  These TDRs had associated reserves of $143.

During the quarter ended September 30, 2012, no loans were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

During the nine months ended September 30, 2012, the terms of two loans were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties. One non-owner occupied commercial real estate loan included an extension of the maturity date from May 31, 2012 to September 30, 2012 and required a $50 principal repayment at the date of modification. One single-family residential loan was modified as a TDR during the nine months ended September 30, 2012 and included a reduction in the stated interest rate of the loan from 10% to 5%, a waiver of a portion of the accrued and unpaid interest, addition of the remaining accrued and unpaid interest to the principal balance and extension of the maturity date from 2034 to 2042. This modification involved a reduction in the stated interest rate of the loan for a period of 30 years.

There were no TDRs in payment default or that became nonperforming during the period ended September 30, 2013 and 2012.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended September 30, 2013 and 2012 that did not meet the definition of a TDR. These loans had a total recorded investment of $4,026 and $9,235 as of September 30, 2013 and 2012, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in a payment that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At September 30, 2013 and December 31, 2012, nonaccrual TDRs were as follows:

	September 30,	December 31,
	2013	2012
Commercial	$452	$528
Real estate:
Multi-family residential	1,968	2,082
Commercial:
Non-owner occupied	-	388
Owner occupied	252	288
Total	$2,672	$3,286

Nonaccrual loans at September 30, 2013 and December 31, 2012 do not include $3,933 and $3,684, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans by risk category and by class of loans as of September 30, 2013 and based on the most recent analysis performed follows.  There were no loans rated doubtful at September 30, 2013 and December 31, 2012.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$220	$27,026	$3,061	$1,202	$31,509
Real estate:					-
Single-family residential	30,649	-	-	236	30,885
Multi-family residential		21,223	2,435	2,806	26,464
Commercial:					-
Non-owner occupied	169	28,125	2,333	4,640	35,267
Owner occupied	-	21,702	589	2,732	25,023
Land	89	1,335	441	2,938	4,803
Construction	-	7,530	-	-	7,530
Consumer:
Home equity lines of credit:
Originated for portfolio	12,093	-	-	154	12,247
Purchased for portfolio	1,475	-	419	-	1,894
Other	874	-	-	-	874
	$45,569	$106,941	$9,278	$14,708	$176,496

The recorded investment in loans by risk category and by class of loans as of December 31, 2012 follows.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$285	$21,013	$2,637	$1,473	$25,408
Real estate:
Single-family residential	42,945	-	-	113	43,058
Multi-family residential	-	12,846	5,790	2,939	21,575
Commercial:
Non-owner occupied	322	21,147	2,995	5,486	29,950
Owner occupied	-	16,385	762	2,627	19,774
Land	119	987	434	3,028	4,568
Construction	-	14	-	-	14
Consumer:
Home equity lines of credit:
Originated for portfolio	10,719	-	-	-	10,719
Purchased for portfolio	1,800	-	435	9	2,244
Other	970	-	-	-	970
	$57,160	$72,392	$13,053	$15,675	$158,280

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2013 Using
Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,373
State and municipal	1,926
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	1,109
Collateralized mortgage obligations	3,136
Total securities available for sale	$10,544

Loans held for sale	4,856

Yield maintenance provisions (embedded derivatives)	$678

Interest rate lock commitments	$26

Financial Liabilities:
Interest-rate swaps	$678

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2013 or December 31, 2012.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2013 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$-
Real Estate:
Single-family residential	283
Multi-family residential	1,167
Commercial:
Non-owner occupied	236
Owner occupied
Total impaired loans	$1,686

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2012 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$121
Real Estate:
Single-family residential	57
Multi-family residential	2,070
Commercial:
Non-owner occupied	1,806
Owner occupied	1,244
Total impaired loans	$5,298

The Company had no assets or liabilities, that were material, measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2013 or December 31, 2012.

The Impaired loan servicing rights, which are carried at fair value at September 30, 2013 and December 31, 2012, are not material based on the value of the asset.

Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $3,141 with a valuation allowance of $1,149 and partial charge-offs of $306, at September 30, 2013. There were no write-downs of impaired collateral dependent loans during the three and nine months ended September 30, 2013 and $536 and $1,802 during the three and nine months ended September 30, 2012, respectively.  Impaired loans carried at the fair value of collateral had an unpaid principal balance of $5,909, with a valuation allowance of $611 at December 31, 2012.

During the three and nine months ended September 30, 2013, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial real estate:
Single-family residential	283	Comparable sales approach	Adjustment for differences between the comparable market transactions	-5.80%

Multi-family residential	1,167	Comparable sales approach	Adjustment for differences between the comparable market transactions	-32.60%
Commercial:
Non-owner occupied	236	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measures at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial	$121	Income approach	Adjustment for differences in net operating income expectations	-10.00%
Commercial real estate:
Single -family residential	57	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.30%

Multi-family residential	2,070	Comparable sales approach	Adjustment for differences between the comparable market transactions	-39.0% to -27.1% (-32.7%)
Commercial:
Non-owner occupied	1,806	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.2% to 16.7% (7.3%)

Owner occupied	1,244	Comparable sales approach	Adjustment for differences between the comparable market transactions	-6.3% to 0.5% (-0.8%)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2013 or December 31, 2012.

As of September 30, 2013 and December 31, 2012, the aggregate fair value, contractual balance (including accrued interest) and gain or loss were as follows:

	September 30, 2013	December 31, 2012

Aggregate fair value	$4,856	$623
Contractual balance	4,822	595
Gain (loss)	34	28

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2013 and 2012 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income	$13	$15	$29	$34
Interest expense	-	-	-	-
Change in fair value	26	9	6	13
Total change in fair value	$39	$24	$35	$47

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 were as follows:

	Fair Value Measurements at September 30, 2013 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$46,785	$46,785	$-	$-	$46,785
Interest-bearing deposits in other financial institutions	1,982	1,982	-	-	1,982
Securities available for sale	10,544	-	10,544	-	10,544
Loans held for sale	4,856	-	4,856	-	4,856
Loans, net	170,325	-	-	171,820	171,820
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	74	4	70	-	74
Yield maintenance provisions (embedded derivatives)	678	-	678	-	678
Interest rate lock commitments	26	-	26	-	26

Financial liabilities
Deposits	$(210,676)	$(91,226)	$(120,545)	$-	$(211,771)
FHLB advances	(10,000)	-	(10,121)	-	(10,121)
Subordinated debentures	(5,155)	-	(2,991)	-	(2,991)
Accrued interest payable	(228)	-	(228)	-	(228)
Interest-rate swaps	(678)	-	(678)	-	(678)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 were as follows:

	Fair Value Measurements at December 31, 2012 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,152	$25,152	$-	$-	$25,152
Interest-bearing deposits in other financial institutions	2,726	2,726	-	-	2,726
Securities available for sale	17,639	-	17,639	-	17,639
Loans held for sale	623	-	623	-	623
Loans, net	153,043	-	-	156,256	156,256
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	105	10	95	-	105
Yield maintenance provisions (embedded derivatives)	990	-	990	-	990
Interest rate lock commitments	45	-	45	-	45

Financial liabilities
Deposits	$(173,508)	$(75,340)	$(99,946)	$-	$(175,286)
FHLB advances	(10,000)	-	(10,338)	-	(10,338)
Subordinated debentures	(5,155)	-	(2,999)	-	(2,999)
Accrued interest payable	(98)	-	(98)	-	(98)
Interest-rate swaps	(990)	-	(990)	-	(990)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

(Dollars in thousands)

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1 or 2 classification, consistent with the asset or liability with which they are associated.

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

NOTE 6 –FHLB ADVANCES

Variable and Fixed Rate Advances from the FHLB were as follows:

	Rate	September 30,2013	December 31, 2012
Fixed Rate Advances
Maturities:
January 2014	3.12%	$5,000	$5,000
May 2014	3.06%	5,000	5,000
Total		$10,000	$10,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The advances were collateralized as follows:

	September 30, 2013	December 31, 2012

Single-family mortgage loans	$13,695	$9,917
Multi-family mortgage loans	7,037	4,968
Commercial real estate loans	3,750	1,185
Securities	2,401	4,707
Cash	3,300	3,300
Total	$30,183	$24,077

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $18,753 from the FHLB at September 30, 2013.  In May 2011, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of one year. CFBank was subsequently notified by the FHLB that the maximum maturity for future advances was further reduced to 180 days in November 2011 and 30 days in April 2012. On June 28, 2013, CFBank’s maximum maturity for future advances was increased to one year.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 7 - OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (the “FRB”) at September 30, 2013 or at December 31, 2012.

Assets pledged as collateral with the FRB were as follows:

	September 30, 2013	December 31, 2012

Commercial Loans	14,840	9,352
Commercial Real Estate Loans	22,571	16,700
Total	$37,411	$26,052

Based on the collateral pledged, CFBank was eligible to borrow up to $23,082 from the FRB at September 30, 2013.

CFBank had a $1.0 million line of credit with a commercial bank at both September 30, 2013 and December 31, 2012. There were no outstanding borrowings on this line of credit at September 30, 2013 and December 31, 2012.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.

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

The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus from time to time, accrued and unpaid interest.  The subordinated debentures mature on December 30, 2033.  The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture.  There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments on the subordinated debt in 2010.

Cumulative deferred interest payments through September 30, 2012 totaling  $348 were paid current in December 2012 with the approval of the Federal Reserve Bank. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $167 as of September  30, 2013. Cumulative deferred interest payments were $42 at December 31, 2012. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the Federal Reserve Bank.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.12% at September 30, 2013 and 3.21% at December 31, 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that was charged (credited) to income for those Plans totaled $32 and $82, respectively, for the three and nine months ended September 30, 2013 and ($3) and $6, respectively, for the three and nine months ended September 30, 2012.  The total income tax benefit (expense) was not material for the three or nine months ended September 30, 2013 and 2012.

The Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares for stock option grants and 15,511 shares for restricted stock awards.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, stockholders approved the First Amendment to the 2009 Equity Compensation Plan to increase the number of shares of common stock reserved for awards thereunder to 1,500,000.

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

There were 40,000 and 70,000 options granted during the three and nine months ended September 30, 2013 and 30,000 options granted during the three and nine months ended September 30, 2012.    The fair value of the options granted was determined using the following weighted‑average assumptions as of the grant dates as listed in the table below.

	Three months ended	Three months ended	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

Risk-free interest rate	2.00%	1.16%	1.71%	1.16%
Expected term (years)	7	7	7	7
Expected stock price volatility	80.23%	76.42%	80.05%	76.42%
Dividend yield	0%	0%	0%	0%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

A summary of stock option activity in the Plans for the nine months ended September 30, 2013 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	234,696	$4.29
Granted	70,000	1.44
Exercised	-	-
Expired	-	-
Cancelled or Forfeited	(27,480)	19.60
Outstanding at end of period	277,216	$2.05	9.2	$-

Expected to vest	257,210	$1.34	9.3	$-

Exercisable at end of period	20,006	$11.16	7.0	$-

During the nine months ended September 30, 2013, there were 27,480 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares is reversed.

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

Weighted average fair value of options granted	$1.02	0.94	$1.05	0.94

As of September 30, 2013, there was $103 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.5 years.  Substantially all of the 257,210 nonvested stock options at September 30, 2013 are expected to vest.

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 1,297,822 shares available to be issued, net of option awards under the Plans at September 30, 2013.  There were no shares of restricted stock issued during the three or nine months ended September 30, 2013 and 2012.

A summary of changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2013 follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value

Nonvested at January 1, 2013	1,400	$6.61
Granted	-	-
Vested	(400)	5.00
Forfeited	(1,000)	7.25
Nonvested at September 30, 2013	-	$-

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no shares forfeited during the three months ended September 30, 2013 and 1,000 shares forfeited during the nine months ended September 30, 2013, which resulted in the reversal of previously recognized expense associated with the nonvested shares. As of September 30, 2013, there was no unrecognized compensation cost related to nonvested restricted shares granted under the Plans.  There were 400 shares vested during the three and nine months ended, September 30, 2013 and 2012.

NOTE 10 – PREFERRED STOCK

On December 5, 2008, in connection with the Troubled Asset Relief Program (“TARP”) Capital Purchase Program, the Company issued to the U.S. Treasury 7,225 shares of Central Federal Corporation Fixed Rate Cumulative Perpetual Preferred Stock, Series A (“Preferred Stock”) for $7,225.  The Preferred Stock initially paid quarterly dividends at a five percent annual rate.

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

On September 26, 2012, pursuant to the agreement with U.S. Treasury, the Holding Company utilized $3,000 of the proceeds from its stock offering to redeem the TARP obligations including deferred dividends totaling $801.  The redemption included satisfaction of common stock warrants associated with the preferred stock. The redemption was completed at a discount and resulted in an increase in common stockholders’ equity of $4,960.  At September 30, 2013 and December 31, 2012, the preferred stock was fully redeemed. Preferred stock dividend and accretions totaled $0 for the three and nine months ended September 30, 2013 and $107 and $328 for the three and nine months ended September 30, 2012.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The CFBank Order required CFBank to have by September 30, 2011, and maintain thereafter, 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets. CFBank met the capital requirement at September 30, 2013 and December 31, 2012 as a result of a $13,500 capital contribution from the Holding Company using net proceeds of the stock offering. However, CFBank will not be considered “well-capitalized” under applicable regulatory capital standards as long as it is subject to individual minimum capital requirements under the CFBank Order.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		By Terms Of
	Actual		Adequacy Purposes		Capital Standards		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2013
Total Capital to risk
weighted assets	$24,081	13.28%	$14,512	8.00%	$18,140	10.00%	$21,768	12.00%

Tier 1 (Core) Capital to risk
weighted assets	21,765	12.00%	7,256	4.00%	10,884	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	21,765	8.88%	9,806	4.00%	12,358	5.00%	19,613	8.00%

Tangible Capital to
adjusted total assets	21,765	8.88%	3,677	1.50%	N/A	N/A	N/A	N/A

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		By Terms Of
	Actual		Adequacy Purposes		Capital Standards		CFBank Order
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31,2012
Total Capital to risk
weighted assets	$25,002	15.53%	$12,878	8.00%	$16,098	10.00%	$19,317	12.00%

Tier 1 (Core) Capital to risk
weighted assets	22,950	14.26%	6,439	4.00%	9,659	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	22,950	10.97%	8,372	4.00%	10,465	5.00%	16,744	8.00%

Tangible Capital to
adjusted total assets	22,950	10.97%	3,139	1.50%	N/A	N/A	N/A	N/A

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

The final rule will become effective for CFBank on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

The Qualified Thrift Lender test requires at least 65% of assets be maintained in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends, or CFBank must convert to a commercial bank charter.  Management believes that this test has been met at September 30, 2013 and December 31, 2012.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 12 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:  CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $7,591 at September 30, 2013 and $7,750 at December 31, 2012.

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

Contingent Features:  The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At September 30, 2013, CFBank had pledged $1,058 in securities and cash as collateral for these derivatives.   Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status under regulatory capital standards due to the CFBank Order. While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank fails to qualify as “well capitalized” under regulatory capital standards. If the counterparty elected to request payment, CFBank would be required to remit $678 based on the September 30, 2013 valuation of the interest-rate swaps. The yield maintenance provisions may not be unwound to offset the repayment of the interest-rate swaps, as they may only be invoked in the event of prepayment of the borrowers’ loans.  Should market interest rates decrease from September 30, 2013 levels, the payment may increase in the event the swaps are called.   In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers prepaying the loans, as of September 30, 2013 would incur a net $678 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Summary information about the derivative instruments is as follows:

	September 30, 2013	December 31, 2012

Notional amount	$7,591	$7,750
Weighted average pay rate on interest-rate swaps	3.86%	3.86%
Weighted average receive rate on interest-rate swaps	0.20%	0.24%
Weighted average maturity (years)	3.8	4.6
Fair value of interest-rate swaps	$(678)	$(990)
Fair value of yield maintenance provisions	678	990

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three or nine months ended September 30, 2013 or 2012.

Mortgage banking derivatives: Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $6,364 and $2,079 of interest rate lock commitments related to residential mortgage loans at September 30, 2013 and December 31, 2012, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $26 and $45 at September 30, 2013 and December 31, 2012, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

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

NOTE 14 – INCOME TAXES

The Company maintained a valuation allowance against deferred tax assets at September 30, 2013 and December 31, 2012, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information.  This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

At year-end 2012, the Company had net operating loss carryforwards of $25,941, which expire at various dates from 2024 to 2032, and alternative minimum tax credit carryforwards of $60, which do not expire.  As a result of the change in stock ownership associated with the stock offering completed in August 2012, within the guidelines of Section 382 of the Internal Revenue Code of 1986, the Company incurred an ownership change. As a result, its ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,342 of net operating loss carryforwards will expire unutilized and, as required by accounting standards, reduced deferred tax assets and the valuation allowance by $6,916 to reflect this lost realizability as of December 31, 2012.  Additional adjustments to deferred tax assets and valuation allowance due to the annual limitation will be made at year-end, if necessary, but are expected to have zero income statement impact.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

At September 30, 2013 and December 31, 2012, the Company had no unrecognized tax benefits.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.

The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2010.

NOTE 15- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended September 30, 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Three and Nine Months Ended September 30, 2013 (1)

			Three Months ended		Nine Months ended
			September 30,2013		September 30,2013

			Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

	Accumulated Other Comprehensive Income (Loss)		$97		$107

	Other comprehensive income (loss) before reclassifications		4		(6)
	Amount reclassified from accumulated other comprehensive income	(2)	-	(2)	-
	Net current-period other comprehensive income (loss)		4		(6)

	Accumulated Other Comprehensive Income at September 30, 2013		$101		$101

(1)	All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)	There no amounts reclassified out of other comprehensive income for the three and nine months ended September, 2013

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 16- SUBSEQUENT EVENTS AND OTHER MATTERS

On October 7, 2013, the Company filed a Current Report on Form 8-K and a  press release announcing that, subject to regulatory approval, the Company, expected to finalize the sale of its Fairlawn office building during October, which would clear the way to allow CFBank to upgrade its services available for its Fairlawn, Ohio customers and in addition establish a banking presence in the Cleveland market. CFBank expects to open an office in Cleveland in January 2014 and is currently seeking to locate in the Chagrin Blvd. area of Cleveland.

In conjunction with the sale of the Fairlawn office building, CFBank will relocate its main office branch into a banking office roughly 200 yards away from its current location. This new branch provides drive thru banking capabilities along with a drive up ATM, and the short move allows CFBank to further enhance its customer service capabilities for its local Fairlawn, Ohio customers.

Based on the pending transaction, the Company classified the net book value of the building and land, amounting to $2.1 million, as assets held for sale on the balance sheet.  On October 22, 2013, the holding company received regulatory non-objection to the sale as mentioned above, and also approval to downstream approximately $1.5 million of capital into the Bank from the proceeds.  On October 29, 2013, the transaction was completed and the Company received proceeds of approximately $3.2 million and as a result, is expecting to recognize a gain on sale of assets of approximately $1.0 million during the fourth quarter.  The remaining depreciation on the books that would be accelerated due to the sale is not material.  This transaction did not occur with a related party.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  The following factors could cause such differences:

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
•

results of examinations of the Holding Company and CFBank by our regulators, including the possibility that our regulators may, among other things, require CFBank to increase its allowance for loan losses or write-down assets;

•	our ability to meet the requirements of the Orders, as defined below under the section captioned “Cease and Desist Orders”;
•	uncertainty related to the counterparty to call our interest-rate swaps;
•	uncertainty related to our ability to continue to receive limited waivers from the FDIC allowing us to roll over or renew reciprocal CDARS deposits;
•	our ability to generate profits in the future;
•	changes in tax laws, rules and regulations;
•

various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (the “FED”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”);

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;
•	our ability to grow our core businesses;
•	technological factors which may affect our operations, pricing, products and services;
•	unanticipated litigation, claims or assessments; and
•	management's ability to manage these and other risks.

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  The Holding Company, including its subsidiaries, together referred to as the “Company,” believes it has chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.  Our filings with the Securities and Exchange Commission (the “SEC”) detail other risks, all of which are difficult to predict and many of which are beyond our control.

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

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law.  The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency.  Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing and, when appropriate, submitting comments to the SEC and Financial Accounting Standards Board (FASB) with respect to existing or proposed accounting principles, standards or procedures. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until full implementation is completed, but the possibility of significant additional compliance costs exists, and the Dodd-Frank Act consequently may have a material adverse impact on our operations.

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

CEASE AND DESIST ORDERS

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the OTS, the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd–Frank Act, the FED replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank. The requirements of the Orders will remain in effect until terminated, modified or suspended by the regulators.  See Note 2 to the consolidated financial statements included in this quarterly report for additional information regarding the Orders.

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

1.

The CFBank Order requires CFBank to have 8% core capital and 12% total risk-based capital, and CFBank will not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remains in place, even if it meets or exceeds these capital levels. At September 30, 2013, CFBank had 8.88% core capital, 12.00% tier 1 risk-based capital and 13.28% total risk-based capital, in compliance with the requirements of the CFBank Order.

2.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Pursuant to the CFBank Order, CFBank may not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering losses.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company, as a result of the 2012 stock offering and payoff of its TARP obligations with $3 million, has adequate operating capital for the foreseeable future. The Holding Company had $3.3 million in cash and cash equivalents at September 30, 2013.  The regulators have further required the Holding Company to develop a business plan, separate from the Bank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

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

Financial Condition

General. Assets totaled $250.4 million at September 30, 2013 and increased $35.4 million, or 16.4%, from $215.0 million at December 31, 2012.  The increase was primarily due to a $17.3 million increase in net loan balances and a $21.6 million increase in cash and cash equivalents, partially offset by a $7.1 million decrease in securities.

Cash and cash equivalents.  Cash and cash equivalents totaled $46.8 million at September 30, 2013 and increased $21.6 million, or 86.0%, from $25.1 million at December 31, 2012. The increase in liquidity was a result of management's efforts to increase deposit activity though strategic initiatives in order to fund anticipated loan growth in the pipeline and a reduction in balances in the Northpointe Bank Mortgage Purchase Program.

Securities. Securities available for sale totaled $10.6 million at September 30, 2013 and decreased $7.1 million, or 40.2%, compared to $17.6 million at December 31, 2012.  The decrease was due to maturities and repayments.

Loans.  Net loans totaled $170.3 million at September 30, 2013 and increased $17.3 million, or 11.3%, from $153.0 million at December 31, 2012. The increase was primarily due to higher commercial, multi-family residential, commercial real estate and construction loan balances. A renewed lending focus after the successful capital raise was a key driver in growing earning assets.

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  At September 30, 2013 and December 31, 2012, CFBank held $11,462 and $25,373, respectively, of such loans which are included in single family residential loan totals.  The decline is due to a softening in the mortgage market. Through a participation agreement, CFBank agreed to purchase from Northpointe an 80% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are no reserves allocated to these loans. During the three and nine months ended period ended September 30, 2013, loan origination activity totaled $131,475 and $409,880, respectively, and payoffs for the same period totaled $155,791 and  $423,791, respectively.  At no point during the quarter did the total outstanding loan balances exceed the maximum aggregate purchase interest of $45,000. Northpointe maintains a 20% ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for loan losses (ALLL). The ALLL totaled $6.2 million at September 30, 2013 and increased $934,000, or 17.8%, from $5.2 million at December 31, 2012.  The increase in the ALLL was due to a 11.5% increase in overall loan balances, partially offset by a 15.2% decrease in nonperforming loans, a 12.5% decrease in past due loans, and a 16.5% decrease in criticized and classified loans during the nine months ended September 30, 2013. The ratio of the ALLL to total loans was 3.50% at September 30, 2013, compared to 3.31% at December 31, 2012. In addition, the ratio of the ALLL to nonperforming assets improved to 114.5% at September 30, 2013, compared to 82.4% at December 31, 2012.

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

Individually impaired loans totaled $9.1 million at September 30, 2013 and decreased $773,000, or 7.8%, from $9.9 million at December 31, 2012.  The decrease was due to $886,000 in principal payoffs of six impaired loans, a $601,000 decrease in existing impaired loan balances, partially offset by a $713,000 increase in three new impaired loans for the nine months ended September 30, 2013. The amount of the ALLL specifically allocated to individually impaired loans totaled $1.5 million at September 30, 2013 and $830,000 at December 31, 2012. The increase was due primarily to one large commercial relationship where an additional impairment reserve was allocated based on the Bank’s updated quarterly assessment of the property during the second quarter.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $965,000, or 15.2%, and totaled $5.4 million at September 30, 2013, compared to $6.4 million at December 31, 2012.  The decrease in nonperforming loans was due to loan payments and payoffs.  The $831,000 decrease in nonperforming commercial real estate loans was primarily due to payoff of four commercial real estate loans. The ratio of nonperforming loans to total loans decreased to 3.1% at September 30, 2013 from 4.0% at December 31, 2012 primarily due to an increase in overall loan portfolio balances and a decrease in nonperforming loans.

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $2.7 million at September 30, 2013 and $3.3 million at December 31, 2012.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at September 30, 2013 and December 31, 2012 do not include $3.9 million and $3.7 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

Industry information is adjusted based on management’s judgment regarding items specific to CFBank and the current factors discussed previously.  The adjustment process is dynamic, as current experience adds to the historical information, and economic conditions and outlook migrate over time.  Specifically, industry information is adjusted by comparing the historical payment default rates (CFBank historical default rates and industry estimates of payment default rates) against the current rate of payment default to determine if the current level is high or low compared to historical rates, or rising or falling in light of the current economic outlook.  Industry information is adjusted by comparison to CFBank’s historical loss rates, including its one, two and three year loss rates, as well as the trend in those loss rates, past due, nonaccrual, criticized and classified loans.  This adjustment process is performed for each segment of the portfolio. The following portfolio segments have been identified:  commercial loans; single-family residential real estate loans; multi-family residential real estate loans; commercial real estate loans; construction loans; home equity lines of credit; and other consumer loans.  These individual segments are then further segregated by classes and internal loan risk ratings.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. However, the levels of criticized and classified loans decreased during the nine months ended September 30, 2013.  Loans designated as special mention decreased $3.8 million, or 28.9%, and totaled $9.3 million at September 30, 2013, compared to $13.1 million at December 31, 2012.  Loans classified as substandard decreased $1.0 million, or 6.2%, and totaled $14.7 million at September 30, 2013, compared to $15.7 million at December 31, 2012.  No loans were classified as doubtful at September 30, 2013 and December 31, 2012.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding risk classification of loans.

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

Total past due loans decreased $398,000, or 12.5%, and totaled $2.8 million at September 30, 2013, compared to $3.2 million at December 31, 2012.  Past due loans totaled 1.6% of the loan portfolio at September 30, 2013, compared to 2.0% at December 31, 2012.  The decrease in the balance of past due loans was primarily due to lower delinquencies in the commercial real estate and residential and single-family loan segments,  partially offset by an increase in delinquencies in the consumer loan segment.  The decrease in the delinquency rate is primarily related to lower delinquencies and an increase in overall loan balances.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $13.3 million, or 42.3%, of the commercial portfolio at September 30, 2013 compared to $11.8 million, or 46.4%, at December 31, 2012. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated,

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

increasing the risk to CFBank. Interest only home equity lines of credit totaled $12.1 million, or 85.3%, of the total home equity lines credit at September 30, 2013 compared to $10.4 million, or 70.0%, at December 31, 2012.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2013 however, future additions to the ALLL may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in the ALLL and loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Loans held for sale.  Loans held for sale totaled $4.9 million at September 30, 2013 and increased $4.2 million from $623,000 at December 31, 2013.  The increase is attributed to an increase in loan volume and the timing of sales to the investors, as a result of the expansion of the mortgage operations.

Foreclosed assets. Foreclosed assets totaled $1.5 million at September 30, 2013, and remained relatively constant compared to $1.5 million at December 31, 2012. During the nine months ended September 30, 2013, there was a sale of a single family residential property, a small recovery on a commercial property and the single family residential property that transferred into REO in May 2013, which was subsequently sold in August 2013.  Foreclosed assets at September 30, 2013 consisted of one multi-family property in Mansfield, Ohio.

The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming and other loans with credit issues.

Deposits. Deposits totaled $210.7 million at September 30, 2013 and increased $37.2 million, or 21.4%, from $173.5 million at December 31, 2012.  The increase was primarily due to increases in certificate of deposit, money market and checking accounts of $21.3 million, $9.3 million and $6.1 million, respectively. The increase in CD’s was offset by a $7.5 million decrease in brokered deposits and CDARS balances, as discussed more fully below.

CFBank is a participant in the CDARS program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $24.5 million at September 30, 2013 and decreased $7.5 million, or 23.3%, from $32.0 million at December 31, 2012. We expect brokered deposits to continue to decrease as a result of the prohibition on acceptance or renewal of brokered deposits contained in the CFBank Order. See the section titled “Liquidity and Capital Resources” for additional information regarding regulatory restrictions on brokered deposits.

Since receipt of the CFBank Order in May 2011, we are prohibited from accepting or renewing brokered deposits, including CDARS balances.  Customer balances in the CDARS program represented 27.4% of total brokered deposits at September 30, 2013 and 13.0% of total brokered deposits at December 31, 2012. CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, including a current limited 90 day waiver which expires on December 30, 2013.  The only exception during that timeframe was a period between September 12, 2013, through October 1, 2013, since there were no deposits that matured during that timeframe.  The current limited waiver allows CFBank to roll over or renew core deposits in the reciprocal CDARS program that have yet to mature or have matured and remained with CFBank between October 2, 2013 and December 30, 2013. In addition, management

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

requested and received a limited waiver for a 17 day period from August 28, 2013 through September 13, 2013 to accept brokered deposits under this waiver for CDARS reciprocal deposits of an existing customer with other banking relationships with the Bank maturing during the 17 day period, and not to exceed $3,134,500.  Management intends to submit additional requests for waivers in the future; however, there can be no assurance that the requests will be granted by the FDIC or that customers will roll over or renew their CDARS deposits even if CFBank is granted additional waivers.

FHLB advances. Long-term FHLB advances totaled $10.0 million at September 30, 2013, and December 31, 2012. In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 30 days. On June 28, 2013, CFBank’s maximum maturity for future advances was increased to one year. See the section titled “Liquidity and Capital Resources” for additional information regarding limitations on FHLB advances.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both September 30, 2013 and December 31, 2012.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Company.  The terms of the subordinated debentures allow for the Company to defer interest payments for a period not to exceed five years.  The Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering.  Cumulative deferred interest payments through September 30, 2012, totaling $348,000, were paid current in December 2012 with the approval of the Federal Reserve Bank.  Cumulative deferred interest payments subsequent to September 30, 2012, have been accrued and totaled $167,473 as of September 30, 2013. Cumulative deferred interest payments were $348,000 at September 30, 2012. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the Federal Reserve Bank.

Stockholders’ equity.  Stockholders’ equity totaled $22.0 million at September 30, 2013 and decreased $1.7 million, or 7.1%, from $23.6 million at December 31, 2012.  The decrease was primarily due to a net loss of $1.7 million during the nine months ended September 30, 2013.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process and to ensure compliance with the Orders.  CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income.  The balance sheet growth has resulted in a decline in the Core Capital and Total Risk Based capital ratio, as was anticipated.    Management remains focused on preserving capital, and eventually growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize to remain in compliance with the Orders.

Currently, the Holding Company has excess cash to cover its expenses for the foreseeable future, and could inject capital into CFBank if needed to remain in compliance with the capital ratios set forth in the  Orders.  Also, CFBank has the flexibility to manage its balance sheet size as a result of the short duration of the assets as discussed with the Northpointe mortgage program, as well as to deploy those assets into higher earning assets to improve net interest income as the opportunity presents itself.

During the third quarter, the Company entered into negotiations regarding the sale of the Fairlawn office building, and on October 7, 2013,  The Company filed an 8-K and a press release announcing that, subject to regulatory approval, the Company, expected to finalize the sale of its Fairlawn office building during October.  Based on the pending transaction, the Company classified the net book value of the building and land, amounting to $2.1 million, as assets held for sale on

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

the balance sheet.  On October 22, 2013, the Company received regulatory non-objection to the sale as mentioned above, and also approval to downstream approximately $1.5 million of capital into the Bank from the proceeds.  On October 29, 2013, the transaction was completed and the Company received proceeds of approximately $3.2 million and as a result, is expecting to recognize a gain on sale of assets of approximately $1.0 million during the fourth quarter.  The remaining depreciation on the books that would be accelerated due to the sale is not material.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2013 and 2012

General.   Net loss attributable to common stockholders totaled $0.4 million, or $(0.02) per diluted common share, for the quarter ended September 30, 2013, compared to net earnings attributable to common stockholders of $2.9 million, or $0.38 per diluted common share, for the quarter ended September 30, 2012, as a result of the discount on the redemption of the TARP obligation.  For the three months ended September 30, 2012, the discount on the redemption of the TARP obligation increased the net earnings attributable to common stockholders by $5.0 million, while the preferred stock dividends and accretion of discount on the preferred stock increased the net loss attributable to the common stockholders by $107,000.  Due to the redemption of the TARP obligation on September 26, 2012, there will no longer be an impact related to the preferred stock dividends and accretion of discount on the net loss attributable to the common stockholders.

The net loss of $0.4 million for the quarter ended September 30, 2013, compared to the net loss of $1.9 million for the quarter ended September 30, 2013, improved $1.5 million due primarily to a $0.9 million decrease in noninterest expense, a $0.5 decrease in provision expense and a $0.3 million improvement in net interest income.

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

Net interest income totaled $1.4 million for the quarter ended September 30, 2013 and increased $256,000 or 22.5%, compared to $1.1 million for the quarter ended September 30, 2012. The increase in net interest income was primarily due to a $169,000 increase in interest income, coupled with a $87,000 decrease in interest expense.  The increase in interest income was primarily attributed to a $18.5 million increase in average interest-earnings assets outstanding, or 9.1%, and improved mix.  The decrease in interest expense was attributed to a 27 bps reduction in the average cost of funds on interest bearing liabilities, which offset a $13.4 million, or 7.9%, increase in interest bearing liabilities, due to deposit growth. As a result, net interest margin of 2.53% improved 27 bps over the third quarter of 2012.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest income.  Interest income totaled $1.9 million and increased $169,000,  or 9.6%, for the quarter ended September 30, 2013, compared to $1.8 million for the quarter ended September 30, 2012. The increase in interest income was primarily due to a $41.5 million, or 32%,  increase in average loan outstanding balances for the quarter ended September 30, 2013 compared to the quarter ended September 20, 2012, which more than offset a decline in loan yields, as loans continue to re-price at today’s lower interest rates.  The loan growth occurred primarily in the commercial and commercial real estate portfolios aligned with the Bank’s strategy.  In addition, the mix of earning assets continues to improve.

The decrease in loan yields is attributed to loans maturing and paying down at higher rates, and being replaced with loans   priced at today’s lower rate environment.  In addition, the decrease in the Northpointe mortgage program balances, for the three months ended September 30, 2013, has shifted the loan portfolio mix and impacted the overall loan yield since the average yield on these balances is lower than the commercial loan portfolio.

Interest expense.    Interest expense totaled $538,000 and decreased $87,000, or 13.9%, for the quarter ended September 30, 2013, compared to $625,000 for the quarter ended September 30, 2012.  The decrease in interest expense resulted from lower deposit costs due to a 27 bps decrease in average rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in higher cost brokered CD’s.

Provision for loan losses.  The provision for loan losses totaled $76,000 for the quarter ended September 30, 2013 and decreased $467,000, or 86.0%, compared to $543,000 for the quarter ended September 30, 2012.  The decrease in the provision for loan losses for the quarter ended September 30, 2013 was primarily due to improved credit quality, a decrease in special mention and substandard loans, and a decrease in net charge-offs, which more than offset the provision for growth in the portfolio.  Net charge-offs decreased $556,000 due to the fact that there were recoveries of $30,000 for the quarter ended September 30, 2013, compared to net charge-offs totaling $526,000, or 1.59% of average loans on an annualized basis, for the quarter ended September 30, 2012. The decrease in net charge-offs during the three months ended September 30, 2013 was primarily related to commercial real estate loans.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2013 and 2012.

	For the three months ended September 30,
	2013	2012
	(Dollars in thousands)
Commercial	$(9)	$-
Single-family residential real estate	(1)	(1)
Multi-family residential real estate	(1)	-
Commercial real estate	(4)	536
Home equity lines of credit	(13)	(3)
Other consumer loans	(2)	(6)
Total	$(30)	$526

The level of loan charge-offs may increase in the future as we increase our workout efforts related to nonperforming and other loans with credit issues.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income.  Noninterest income for the quarter ended September 30, 2013 totaled $176,000 and decreased $86,000, or 32.8%, compared to $262,000 for the quarter ended September 30, 2012.  The decrease was primarily due to the fact there were no net gains on the sale of loans for the quarter ended September 30, 2013, compared to $146,000 gain on the sale of loans during the quarter ended September 30, 2012.  The decrease was partially offset by an increase in service charges on deposits and other miscellaneous income.

During the quarter the Company received its first two payments related to sales activities from joint ventures.  The Holding Company recognized income of approximately $30,000 during the quarter ended September 30, 2013 from joint ventures.

Noninterest expense.  Noninterest expense decreased $887,000, or 32.1%, and totaled $1.9 million for the third quarter of 2013, compared to $2.8 million for the third quarter of 2012. The decrease in noninterest expense during the three months ended September 30, 2013 was primarily due to a decrease in expenses associated with foreclosed assets, director fees, FDIC premiums, primarily as a result of a lower assessment rate, and salaries and benefits due to a restructuring of staffing levels. The $23,000, or 82.2% decrease in director fees was due to the fact that the company has decided to defer director fees at this current time and the only expense being recognized is related to stock option grants.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended September 30, 2013.  There was no income tax expense or benefit for the quarters ended September 30, 2013 or 2012.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2013 and 2012

General.   Net loss attributable to common stockholders totaled $1.7 million, or $(0.11) per diluted common share, for the nine months ended September 30, 2013, compared to net earnings attributable to common stockholders of $1.3 million, or $0.42 per diluted common share, for the nine months ended September 30, 2012.  For the nine months ended September 30, 2012, the discount on the redemption of the TARP obligation increased the net earnings attributable to common stockholders by $5.0 million, while the preferred stock dividends and accretion of discount on the preferred stock increased the net loss attributable to the common stockholders by $328,000.  Due to the redemption of the TARP obligation on September 26, 2012, there will no longer be an impact related to the preferred stock dividends and accretion of discount on the net loss attributable to the common stockholders.

For the nine months ended September 30, 2013 compared to September 30, 2012, the net loss decreased by $1.6 million due primarily to a $1.3 million decrease in noninterest expenses, a $263,000 increase in net interest income, and a $217,000 decrease in provision expense, offset by a $182,000 decrease in noninterest income.

Net interest income.   Net interest income totaled $3.9 million for the nine months ended September 30, 2013 and increased by $263,000, or 7.3%, compared to $3.6 million for the nine months ended September 30, 2012. The increase in net interest income was primarily due to a $454,000 decrease in interest expense, which more than offset a $191,000 decrease in interest income.  The decrease in interest expense was primarily attributed to a 23 bps decrease in the average cost of funds on interest bearing liabilities, combined with a $12.5 million decrease in average interest-bearing liabilities, as brokered CD’s continue to runoff at higher rates.  The decrease in interest income is a result of asset re-pricing and mix, which offset the increase in average loans growth.  As a result, net interest margin of 2.46% for the nine months ending September 30, 2013 improved 22 bps compared to 2.24% for the same period for 2012.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest income.  Interest income totaled $5.5 million for the nine months ending September 30, 2013, and decreased $191,000, or 3.4%, compared to $5.7 million for the nine months ended September 30, 2012. The decrease in interest income was primarily due to a decrease of 85 bps in loan yields, as loans continue to re-price at today’s lower interest rates, coupled with a mix shift in the loan portfolio due to increased volumes associated with the Northpointe Mortgage Program; this decline was partially offset by a favorable volume variance due to a $21.8 million, or 16.0%, increase in average loan balances.  In addition, the mix of average earning assets has improved.

Interest expense.    Interest expense totaled $1.6 million and decreased $454,000, or 22.1%, for the nine months ended September 30, 2013, compared to $2.1 million for the nine months ended September 30, 2012.  The decrease in interest expense resulted from lower deposit costs due to a 24 bps decrease in average deposit rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a $10.6 million decrease in the average deposit base due to the runoff of brokered CD’s.

Provision for loan losses.  The provision for loan losses totaled $726,000 for the nine months ended September 30, 2013 and decreased $217,000, or 23.0%, compared to $943,000 for the nine months ended September 30, 2012.  The decrease in the provision for loan losses for the nine months ended September 30, 2013 was primarily due to improved credit quality, a decrease in special mention and classified assets, and a decrease in net charge-offs, which more than offset provision expense related to growth in the loan portfolio.  Net charge-offs decreased $1.8 million due to the fact there were recoveries of $208,000 for the nine months ended September 30, 2013, compared to net charge-offs totaling $1.6 million, or 1.53% of average loans on an annualized basis for the nine months ended September 30, 2012. The decrease in net charge-offs during the nine months ended September 30, 2013 was primarily related to multi-family residential and commercial real estate loans.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2013 and 2012.

	For the Nine months ended September 30,
	2013	2012
	(Dollars in thousands)
Commercial	$(35)	$(193)
Single-family residential real estate	(3)	(1)
Multi-family residential real estate	(87)	412
Commercial real estate	(62)	1,329
Home equity lines of credit	(1)	47
Other consumer loans	(20)	17
Total	$(208)	$1,611

The level of loan charge-offs may increase in the future as we increase our workout efforts related to nonperforming and other loans with credit issues.

Noninterest income.  Noninterest income for the nine months ended September 30, 2013 totaled $578,000 and decreased $182,000, or 24.0%, compared to $760,000 for the nine months ended September 30, 2012. The decrease was primarily due to the fact there were no sales of securities in the current year to date results, compared to a $143,000

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

gain on the sale of securities during the nine months ended September 30, 2012, and declines in net gains on the sale loans of $169,000 during the nine months ended September 30, 2013. The decrease was partially offset by an increase in service charges on deposits.

Noninterest expense. Noninterest expense decreased $1.3 million, or 19.0%, and totaled $5.5 million for the nine months ended September 30, 2013, compared to $6.8 million for the nine months ended 2012. The decrease in noninterest expense during the period was primarily due to a $1.0 million decrease in expenses associated with foreclosed assets, a $215,000 decrease in FDIC premiums, primarily as a result of a lower assessment rate, a $134,000 decrease in salaries and benefits due to a restructuring.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the nine months ended September 30, 2013.  There was no income tax expense or benefit for the nine months ended September 30, 2013 or 2012.

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

	For Three Months Ended September 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,369	$52	1.84%	$15,336	$45	1.20%
Loans and loans held for sale (3)	170,364	1,822	4.28%	128,880	1,656	5.14%
Other earning assets	36,803	36	0.39%	55,855	41	0.29%
FHLB stock	1,942	21	4.33%	1,942	20	4.12%
Total interest-earning assets	220,478	1,931	3.50%	202,013	1,762	3.49%
Noninterest-earning assets	24,801			23,093
Total assets	$245,279			$225,106

Interest-bearing liabilities:
Deposits	$181,725	417	0.92%	$168,344	501	1.19%
FHLB advances and other borrowings	15,155	121	3.19%	15,155	124	3.27%
Total interest-bearing liabilities	196,880	538	1.09%	183,499	625	1.36%

Noninterest-bearing liabilities	26,246			21,427
Total liabilities	223,126			204,926

Equity	22,153			20,180
Total liabilities and equity	$245,279			$225,106

Net interest-earning assets	$23,598			$18,514
Net interest income/interest rate spread		$1,393	2.41%		$1,137	2.13%
Net interest margin			2.53%			2.26%
Average interest-earning assets
to average interest-bearing liabilities	111.99%			110.09%

 (1) Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities

(2) Average yields and interest earned are stated on a fully taxable equivalent basis.

(3) Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2013			2012
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,642	$155	1.53%	$16,741	$166	1.30%
Loans and loans held for sale (3)	158,372	5,152	4.34%	136,565	5,316	5.19%
Other earning assets	35,924	107	0.40%	59,655	122	0.27%
FHLB stock	1,942	62	4.26%	1,942	63	4.33%
Total interest-earning assets	209,880	5,476	3.48%	214,903	5,667	3.51%
Noninterest-earning assets	22,461			17,773
Total assets	$232,341			$232,676

Interest-bearing liabilities:
Deposits	$171,305	1,246	0.97%	$181,885	1,651	1.21%
FHLB advances and other borrowings	15,316	357	3.11%	17,234	406	3.14%
Total interest-bearing liabilities	186,621	1,603	1.15%	199,119	2,057	1.38%

Noninterest-bearing liabilities	22,997			20,822
Total liabilities	209,618			219,941

Equity	22,723			12,735
Total liabilities and equity	$232,341			$232,676

Net interest-earning assets	$23,259			$15,784
Net interest income/interest rate spread		$3,873	2.33%		$3,610	2.13%
Net interest margin			2.46%			2.24%
Average interest-earning assets
to average interest-bearing liabilities	112.46%			107.93%

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

	Three Months Ended			Nine Months Ended
	September 30, 2013			September 30, 2013
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2012			September 30, 2012

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$69	$(62)	$7	$34	$(45)	$(11)
Loans and loans held for sale	(1,404)	1,570	166	(1,231)	1,067	(164)
Other earning assets	53	(58)	(5)	61	(76)	(15)
FHLB Stock	1	-	1	(1)	-	(1)
Total interest-earning assets	(1,281)	1,450	169	(1,137)	946	(191)

Interest-bearing liabilities:
Deposits	(299)	215	(84)	(313)	(92)	(405)
FHLB advances and other borrowings	(3)	-	(3)	(4)	(45)	(49)

Total interest-bearing liabilities	(302)	215	(87)	(317)	(137)	(454)

Net change in net interest income	$(979)	$1,235	$256	$(820)	$1,083	$263

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Valuation of the deferred tax asset.    At year-end 2012, the Company had net operating loss carryforwards of $25.9 million, which expire at various dates from 2024 to 2032, and alternative minimum tax credit carryforwards of $60,000, which do not expire. As a result of the change in stock ownership associated with the stock offering completed in August 2012, within the guidelines of Section 382 of the Internal Revenue Code of 1986, the Company incurred an ownership change. As a result, its ability to utilize carryforwards that arose before the stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.3 million of net operating loss carryforwards will expire unutilized and, as required by accounting standards, reduced deferred tax assets and the valuation allowance by $6.9 million to reflect this lost realizability as of December 31, 2012.  Additional adjustments to deferred tax assets and valuation allowance due to the annual limitation will be made at year-end, if necessary, but are expected to have zero income statement impact.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company maintained a valuation allowance against deferred tax assets at September 30, 2013 and December 31, 2012, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely- than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to establish a full valuation allowance against the entire net deferred tax asset.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program.  In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB, borrowings from the FRB and borrowing from a correspondent bank.

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$49,879	$32,396
Additional borrowing capacity at the FHLB	8,753	7,460
Additional borrowing capacity at the FRB	23,082	14,859
Unused commercial bank line of credit	1,000	1,000
Total	$82,714	$55,715

Cash available from liquid assets and borrowing capacity increased $27.0 million, or 48.5%, to $82.7 million at September 30, 2013 from $55.7 million at December 31, 2012. The increase in cash is a result of management’s efforts to improve liquidity and increase deposit levels in order to fund future anticipated loan growth.

CFBank’s additional borrowing capacity with the FHLB increased to $8.8 million at September 30, 2013 from $7.5 million at December 31, 2012 primarily due to a an increase in the balances of eligible loans pledged as collateral for advances. In June 2013, CFBank became eligible for future advances with a maximum maturity of 365 days, compared to the previous agreement in which advances were limited to a maximum maturity of 30 days.

CFBank’s  additional borrowing capacity  at  the FRB  increased to $23.1 million at  September 30, 2013, up from $14.9  million at December 31, 2012. In addition, CFBank is once again eligible for participating  in  the FRB’s primary credit program, providing  CFBank  access  to short-term funds  at  any  time,  for  any reason, based  on  the  collateral  pledged.

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

Prior  to  receipt  of  the CFBank  Order  in  May 2011, CFBank used brokered deposits as an element of a diversified funding strategy and  an  alternative  to  borrowings. As a result of the CFBank Order, we are  prohibited  from accepting or renewing brokered deposits without FDIC  approval. We have the ability  to seek wholesale deposits  that  are  not considered  brokered deposits. At September 30, 2013, CFBank had $24.5 million  in  brokered  deposits with  maturity  dates  from October 2013  through August  2016.

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

The Holding  Company  at  September 30, 2013,  as a result of  the securities offering, has  adequate  funds to  meet its operating expenses for several years. The Holding Company’s current cash requirements include operating expenses and  exclude interest  on subordinated debentures,  which have been deferred, as discussed below:

Annual debt service  on the subordinated debentures is  currently approximately $165,000. The subordinated debentures have a variable rate of  interest,  reset quarterly,  equal  to the three-month LIBOR plus  2.85%. The total rate  in effect was 3.12% at September 30, 2013 and 3.21% at December 31, 2012. An increase in the three-month LIBOR would  increase  the  debt  service  requirement of  the subordinated debentures. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $167 as of September 30, 2013 and $42 at December 31, 2012.

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

As of September 30, 2013,  CFBank could pay  no  dividends  to  the Holding  Company  without  receiving  the prior  written  approval of the OCC. Pursuant to the  CFBank  Order,  CFBank may not declare  or pay dividends or  make any other capital distributions  without receiving  prior written  approval  of the OCC. Future dividend payments by CFBank  to  the Holding  Company  would be based on  future earnings and regulatory approval.  The payment of dividends  from CFBank  to the Holding  Company  is  not likely  to be approved by the OCC  while  CFBank  is  suffering losses.

A portion of the  proceeds from  the completed  common stock offering has been retained by  the  Holding  Company  for general corporate purposes  and is  estimated to be  sufficient  to support the Holding  Company’s cash requirements  for several  years.  The Holding Company had $3.3 million in cash and cash equivalents at September 30, 2013.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2012.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2013.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) for the three month period ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the third quarter ended September 30, 2013. Pursuant to the Holding Company Order, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the Federal Reserve Bank.

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

       CENTRAL FEDERAL CORPORATION

v

Dated: November 8, 2013	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: November 8, 2013	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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