Form 10-K
period 2013-12-31
CENTRAL FEDERAL CORP
filed 2014-03-31
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

Or

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to______________

Commission File Number 0-25045

CENTRAL FEDERAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7000 N. High Street, Worthington, Ohio	43085
(Address of Principal Executive Offices)	(Zip Code)

(614) 334-7979
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	Nasdaq® Capital Market
(Title of Class)	(Name of Exchange on which Registered)

Securities registered pursuant to Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

YES [  ]    NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act

YES [  ]   NO [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES[X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)                                                                                                                                                                    YES[X]    NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2013 was $20.7 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 15, 2014, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Rule 14a-3(b) Annual Report to Stockholders  for its fiscal year ended December 31, 2013, which was filed with the Securities and Exchange Commission (the Commission) on or about March 31, 2014, and its Proxy Statement for the 2014 Annual Meeting of Stockholders  to be held on May 21,  2014,  are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Form 10-K”) and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the Holding Company) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risk set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

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

PART I

Item 1.    Business.

General

Central Federal Corporation (the “Holding Company”),  was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization.  CFBank is a savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank.  As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary.

As a savings and loan holding company, we are subject to regulation by the FED.  Central Federal Capital Trust I (the “Trust”), a wholly owned subsidiary of the Holding Company,  was formed in 2003 to raise additional funding for the Company.  The Holding Company is not considered the primary beneficiary of this trust (variable interest entity), therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

Ghent Road, Inc., a wholly-owned subsidiary of the Holding Company, previously owned land adjacent to CFBank’s former Fairlawn, Ohio office. Smith Ghent LLC, a wholly-owned subsidiary of the Holding Company for 2013 and 2012, owned the office building and land in Fairlawn which was leased to CFBank. During 2013, the land and building owned by these subsidiaries was sold. Following the sale of the property, both Ghent Road, Inc. and Smith Ghent LLC were legally dissolved in October 2013  (but remain as part of the consolidated reporting).  Upon the sale of the property, CFBank signed a lease agreement to relocate its branch to a nearby location, also in Fairlawn, Ohio.

Currently, the corporation does not transact material business other than through CFBank.  At December 31, 2013,  assets totaled  $255.7 million and stockholders’ equity totaled $22.9 million.

CFBank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve.  Our business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of online internet banking, mobile banking, remote deposit and corporate cash management.  We attract retail and business deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit.  The majority of our customers are small businesses, small business owners and consumers.  Revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities.  Our primary sources of funds are retail and business deposit accounts and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances, other borrowings and proceeds from the sale of loans.  Our principal market area for loans and deposits includes the following Ohio counties:  Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; and Columbiana County through our offices in Calcutta and Wellsville, Ohio; and (since January 2014) Cuyahoga County, through our loan production office in Woodmere, Ohio.   We originate commercial and conventional real estate loans and business loans primarily throughout Ohio.

Cease and Desist Orders

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FED replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank. See Note 2 to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

The Orders have imposed significant directives applicable to the Holding Company and CFBank, including requirements that we reduce the level of our classified and criticized assets, achieve growth and operating metrics in line with an approved business plan, and comply with restrictions on brokered deposits and on certain types of lending and prohibitions on dividends and repurchases of our capital stock.  The CFBank Order required CFBank to have 8% core capital and 12% total risk-based capital, and CFBank could not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remained in place, even if it met or exceeded these capital levels. In addition, the regulators were required to approve any deviation from our business plan and certain compensation arrangements with directors and executive officers.

On August 20, 2012, the Holding Company announced the successful completion of its restructured registered common stock offering.  The Holding Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million before expenses.  With the proceeds from the stock offering, the Holding Company contributed $13.5 million to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order.  In addition, the Holding Company used proceeds from the common stock offering to redeem its TARP obligations on September 26, 2012.  The remaining proceeds from the restructured registered common stock offering were retained by the Company for general corporate purposes.  See Note 2 of our consolidated financial statements included in the 2013 Annual Report found in Exhibit 13.1 of this report.

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Notwithstanding the release of the CFBank Order, CFBank is required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12%.  In addition, in connection with the release and termination of the CFBank Order, CFBank has made certain commitments to the OCC to continue to adhere to certain prudent practices, including, without limitation, maintaining a written program to continue to improve CFBank’s credit underwriting and administrative process; take actions to protect its interest in criticized assets as identified by CFBank, the OCC examiners or its external loan review process and implement its written program to effectively identify, monitor, control and continue to reduce the level of credit risk to CFBank; review and monitor progress against such plan with the Board of Directors and continue CFBank’s aggressive workout efforts and individualized workout plans on all criticized assets greater than $250,000.

The Holding Company Order remains in effect with the FRB.  The Holding Company Order requires the Company, among other things, to:  (i) submit by every December 31 a capital plan to the FRB that establishes a minimum tangible capital ratio commensurate with the Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (iv) not enter into any new contractual arrangement related to compensation to benefits with any director or senior executive officer without prior notification to the FRB.

The significant directives contained in the Orders, including the requirement to reduce the level of our criticized classified assets, maintain growth and operating parameters in line with our business plan, restrictions on broker deposits, restrictions on certain types of lending and restrictions on dividend payments, have provided challenges for our operation of our business and our ability to effectively compete in our markets. In addition, the Orders have required that we obtain approval from our regulators for any deviations from our business plan, which has limited our flexibility to make changes to the scope of our business activities.  We have also incurred significant additional regulatory compliance expense in connection with the Orders, and it is possible that regulatory compliance expenses related to the Orders could continue to have a material adverse impact on us in the future.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Pursuant to the CFBank Order, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval. A portion of the proceeds from the stock offering were retained by the Holding Company for general corporate purposes and management believes the Holding Company’s liquidity is sufficient at December 31, 2013. Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering losses.  It is unlikely that CFBank will be able to pay dividends to the Holding Company until the level of problem assets is reduced and CFBank obtains sustained profitability.

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

Lending Activities

Loan Portfolio Composition.  The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans and, to a lesser degree, mortgage loans secured by single-family residences and consumer loans.  It also consists of a portfolio of residential mortgage loans totaling $12.7 million as a result of participation in the Northpointe Mortgage Purchase Program. To a lesser extent, CFBank also finances a variety of commercial and residential construction projects. At December 31, 2013, gross loans receivable totaled  $212.9 million and increased approximately $54.6 million, or 34.5% from $164.9 million at December 31, 2012.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $158.4 million and represented 77.5%  of the gross loan portfolio at December 31, 2013 and 64.0%  at December 31, 2012. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased  $63.7 million, or 62.8% during 2013. Portfolio single-family residential mortgage loans, including related construction loans and the Mortgage Purchase Program Loans, totaled $32.2 million and represented 15.1% of total gross loans at year-end 2013, compared to 27.2% at year-end 2012. The remainder of the portfolio consisted of consumer loans, which totaled $15.7 million, or 7.4% of gross loans receivable at year-end 2013.

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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,
	2013		2012		2011		2010		2009
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$32,219	15.13%	$43,058	27.21%	$18,214	11.58%	$23,273	11.61%	$29,578	12.37%
Multi-family	32,197	15.12%	21,576	13.63%	27,163	17.27%	35,308	17.61%	37,788	15.81%
Construction	11,465	5.39%	14	0.01%	-	0.00%	4,919	2.45%	5,811	2.43%
Commercial real estate	83,752	39.34%	54,291	34.30%	69,757	44.35%	80,725	40.26%	96,854	40.51%
Total real estate mortgage loans	159,633	74.99%	118,939	75.15%	115,134	73.20%	144,225	71.93%	170,031	71.12%

Consumer loans:
Home equity loans	352	0.17%	419	0.26%	651	0.41%	968	0.48%	1,159	0.48%
Home equity lines of credit	14,851	6.98%	12,963	8.19%	14,921	9.49%	16,316	8.14%	19,023	7.96%
Automobile	77	0.04%	50	0.03%	41	0.03%	98	0.05%	4,943	2.07%
Other	431	0.20%	501	0.32%	529	0.34%	724	0.36%	1,040	0.43%
Total consumer loans	15,711	7.38%	13,933	8.80%	16,142	10.27%	18,106	9.03%	26,165	10.94%

Commercial loans	37,526	17.63%	25,408	16.05%	25,994	16.53%	38,194	19.04%	42,897	17.94%
Total loans receivable	212,870	100.0%	158,280	100.0%	157,270	100.0%	200,525	100.0%	239,093	100.0%

Less:
Allowance for loan losses	(5,729)		(5,237)		(6,110)		(9,758)		(7,090)
Loans receivable, net	$207,141		$153,043		$151,160		$190,767		$232,003

Loan Maturity.  The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2013.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2013
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$19,191	$281	$1,551	$21,023
After one year:
More than one year to three years	49,526	214	8,037	57,777
More than three years to five years	30,877	201	12,015	43,093
More than five years to 10 years	30,082	1,427	6,305	37,814
More than 10 years to 15 years	12,363	6,866	45	19,274
More than 15 years	17,594	6,722	9,573	33,889
Total due after 2013	140,442	15,430	35,975	191,847
Total amount due	$159,633	$15,711	$37,526	$212,870

The following table sets forth at December 31, 2013, the dollar amount of total loans receivable contractually due after December 31, 2014, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2014
	Fixed	Adjustable	Total
Real estate mortgage loans(1)	$73,051	$67,391	$140,442
Consumer loans	594	14,836	15,430
Commercial loans	10,467	25,508	35,975
Total loans	$84,112	$107,735	$191,847

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans.    Lending activities are conducted through our offices located in Summit, Cuyahoga, Franklin and Columbiana Counties, Ohio. We originate commercial, commercial real estate and multi-family mortgage loans and expanded into business financial services in the Fairlawn,  Woodmere and Columbus, Ohio markets.

Commercial, commercial real estate and multi-family loans are originated as fixed, floating and ARM structures. Fixed rate loans are generally limited to three to five years. Historically, CFBank also has also utilized interest-rate swaps to protect the related fixed rate loans from changes in value due to changes in interest rates.  See Note 20 to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.

CFBank participates in various loan programs offered by the Small Business Administration (SBA) enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 90%.  We also participated in the State of Ohio’s GrowNOW program, which provides small business borrowers with a 3% interest rate reduction on small business loans funded through deposits from the State of Ohio at CFBank. Neither the SBA nor the GrowNOW programs are a material component of our lending programs.

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

Single-Family Mortgage Lending.    A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are primarily obtained from our loan officers and their contacts within the local real estate industry and with existing or past customers and members of the local communities. We offer both fixed-rate and adjustable-rate mortgage (ARM) loans with maturities generally up to 30 years, priced competitively with current market rates.    We offer several ARM loan programs with terms of up to 30 years and interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 6.0% lifetime cap.  The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

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

We currently sell substantially all of the single-family mortgage loans that we originate on a servicing released basis.  All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten to comply with additional guidelines as may be required by the individual investor.  CFBank is  a direct endorsed underwriter, a designation by the Department of Housing and Urban Development that allows us to offer loans insured by the Federal Housing Authority (FHA).

A high volume of residential mortgage originations is a key metric for the continued success of our mortgage business. For the year ended December 31, 2013, single-family mortgage loans originated for sale totaled $32.6 million, an increase of $2.1 million or 6.9% over the $30.5 million that was originated in 2012. The increase in originations was partially due to additional mortgage loan originators in the current year.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential originations in 2013. If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

At December 31, 2013, portfolio single-family mortgage loans originated by CFBank totaled $19.5 million, or 9.2% of total loans. Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85%  of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance.  Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance.  Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family ARM loans, which totaled $7.1 million, or 21.9% of the single-family mortgage loan portfolio at December 31, 2013, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

On December 11, 2012,  CFBank entered into a Mortgage Purchase Program with Northpointe, a Michigan banking corporation. Through a Participation Agreement, CFBank agreed to temporarily purchase from the Michigan bank fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The Participation Agreement provides for CFBank to purchase individually (MERS registered) loans from the Michigan bank and hold them until funded by the end investor. This process on average takes roughly 14 days. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions like Wells Fargo Bank.  The Purchase Agreement provided CFBank with $12.7 million and $25.4 million in purchased mortgage loans at December 31, 2013 and December 31, 2012,  respectively.  CFBank purchases a 80% interest in these loans (which have been pre-sold to investor) from Northpointe.  These Loans are 100% risk-rated and held as portfolio loans.  See Note 4 to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included  as Exhibit 13.1 to this Form 10-K.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity. Commercial real estate and multi-family residential mortgage loan balances  increased $40.1 million to $115.9 million at December 31, 2013. This represented an increase of 52.8% over the $75.9 million balance at December 31, 2012.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $250,000.  In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans. At times, CFBank accommodates loans to borrowers who desire fixed rate loans for longer than three to five years. It has utilized interest-rate swaps to protect these fixed rate loans from changes in value due to changes in interest rates, as appropriate. See Note 20 to the Consolidated Financial Statements  included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.  Adjustable rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity. During 2013, commercial lending activity has improved over prior years and increased by $12.1 million, or 47.7% to $37.5 million at year-end 2013.

We originate commercial loans primarily to businesses located within our primary market area. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed rate loans are generally limited to a maximum term of five years.  Adjustable rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. With some economic improvement in our market areas, there was also an increase in commercial building activity. During 2013, construction loans increased to $11.5 million, which was a substantial increase from the $14,000 in the portfolio at year-end 2012. Due to capital restrictions in 2012, prior to the successful capital raise, the origination of construction loans was not a major lending focus. Though still not a major focus in the development of our loan portfolios, the additional capital has allowed CFBank to take advantage of select market opportunities in this area.

Construction loans are made to finance the construction of residential and commercial properties generally located within our primary market area.  Construction loans are fixed or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years.  Our policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property, and an independent appraisal of the property is required.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant and regular inspections are required to monitor the progress of construction.  Land development loans generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.  Loans on raw land generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits.  At December 31, 2013 the consumer loan portfolio totaled $15.7 million, which was 7.4% of gross loans receivable. During 2013, the consumer loan portfolio grew $1.8 million, or 12.8% over the year-end 2012 balance of $13.9 million.

Home equity lines of credit include those purchased in the past and loans we originate for our portfolio.  We offer a  variable rate home equity line of credit which we originate for our portfolio.  The interest rate adjusts monthly at various margins above the prime rate of interest as disclosed in The Wall Street Journal.  The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment and the borrower’s FICO® score.  The amount of the line is based on the borrower’s credit history,  income and equity in the home.  When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment.  The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral.

Delinquencies and Classified Assets.  Management and the Board of Directors monitors the status of all loans 30 days or more past due on a monthly basis through the analysis of past due statistics and trends for all loans.  Procedures with respect to resolving delinquencies vary depending on the nature and type of the loan and period of delinquency.  We make efforts, consistent with safety and soundness principles, to work with the borrower and develop action steps to have the loan brought current.  If the loan is not brought current, it then becomes necessary to take additional legal actions including the repossession of collateral.

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

Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets.    We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system.    Loans are classified into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by banking regulators.    Loans designated as special mention are considered criticized assets.  Loans designated as substandard, doubtful or loss are considered classified assets. Loans designated as special mention possess weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that there will be some loss if the deficiencies are not corrected. A loan considered doubtful has all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable.  Loans designated as loss are considered uncollectible based on the borrower’s inability to make payments, and any value attached to collateral, if any, is based on liquidation value. Loans considered loss are generally uncollectible and have so little value that their continuance as assets is not warranted and are charged off, unless certain circumstances exit that could potentially warrant a specific reserve be established.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for detailed information on criticized and classified loans as of December 31, 2013 and 2012.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2013, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	3	$390
Single-family residential real estate	3	55
Multi-family residential real estate	2	829
Commercial real estate	13	7,605
Home equity lines of credit	3	272
Total	24	$9,151

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2013				December 31, 2012				December 31, 2011
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of	of	of	of	of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	1	$36	10	$479	2	$122	5	$113	7	$281	11	$736
Multi-family	-	-	1	1,701	-	-	2	2,082	-	-	3	4,996
Commercial	-	-	5	2,943	-	-	9	3,438	1	51	6	2,356
Consumer loans:
Home equity lines of credit	-	-	1	52	-	-	1	9	-	-	3	166
Home equity loans	-	-	-	-	-	-	-	-	1	30	-	-
Automobile	-	-	-	-	-	-	-	-	-	-	-	-
Other	-	11	-	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	2	563	1	65	3	714	-	-	1	47
Total delinquent loans	1	$47	19	$5,738	3	$187	20	$6,356	9	$362	24	$8,301

Delinquent loans as a percent of total loans		.02%		2.78%		.12%		4.02%		.23%		5.28%

	December 31, 2010				December 31, 2009
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	8	$444	3	$266	-	$-	6	$426
Multi-family	-	-	3	3,986	-	-	8	4,406
Commercial	-	-	5	3,550	2	515	15	6,864
Consumer loans:
Home equity lines of credit	1	54	2	161	-	-	5	1,307
Home equity loans	-	-	-	-
Automobile	-	-	-	-	3	18	1	14
Other	1	31	1	10	3	4	-	-
Commercial loans	-	-	5	2,084	-	-	1	217
Total delinquent loans	10	$529	19	$10,057	8	$537	36	$13,234

Delinquent loans as a percent of total loans		.26%		5.02%		.22%		5.54%

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

	At December 31,
	2013	2012	2011	2010	2009
Nonaccrual loans:
Single-family real estate	$479	$113	$736	$266	$426
Multi-family real estate	1,701	2,082	4,996	3,986	4,406
Commercial real estate	2,943	3,438	2,356	3,550	6,864
Consumer	52	9	166	171	1,307
Commercial	563	714	47	2,084	217
Total nonaccrual loans	5,738	6,356	8,301	10,057	13,220
Loans past due 90 days or more and still accruing:
Consumer	-	-	-	-	14
Total nonaccrual loans	-	-	-	-	14
Total nonperforming loans	5,738	6,356	8,301	10,057	13,234
REO	1,636	1,525	2,370	3,509	-
Other foreclosed assets	-	-	-	1,000	-
Total nonperforming assets	7,374	7,881	10,671	14,566	13,234
Troubled Debt Restructurings	3,517	3,684	4,597	839	1,310
Total nonperforming and troubled debt restructurings	$10,891	$11,565	$15,268	$15,405	$14,544
Nonperforming loans to total loans	2.70%	4.02%	5.28%	5.02%	5.54%
Nonperformng assets to total assets	2.88%	3.66%	4.25%	5.29%	4.83%

The $618,000 decrease in nonperforming loans in 2013 compared to 2012 was primarily due to loan payments and payoffs offset by loans that became nonperforming in 2013. There were $930,000 in loans that became nonperforming in 2013 primarily related to seven single family residential loans, one consumer loan and one commercial real estate loan. The commercial real estate loan was $420,000, the consumer loan was $52,000 while the residential loans totaled $458,000.

CFBank has seen steady improvement in the credit quality of its level of nonperforming loans over the last three years. The majority of the nonperforming loans were primarily related to deterioration in the commercial, multi-family residential real estate, commercial real estate, and home equity lines of credit portfolios as a result of the sustained adverse economic conditions and its effect on collateral values and borrowers’ ability to make loan payments. For the year ended December 31, 2013, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $531,000.  There was no interest income recognized on nonaccrual loans in 2013.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”).    Loans restructured in 2013 identified as TDRs totaled $2,416.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $2.6 million in TDRs at December 31, 2013, while non-accrual loans included $3.3 million of TDRs at December 31, 2012.

At year-end 2013 there were $3.5 million of TDRs including $58,000 in multi-family loans, $2.55 million in commercial real estate loans, $348,000 in land loans, $126,000 in single family residential loans and $430,000 in commercial loans which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on nonperforming loans and TDRs as of December 31, 2013 and 2012.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan Losses (ALLL). The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $5.7 million at December 31, 2013 an increase of $492,000 or 9.4% from $5.2 million at December 31, 2012.  The ratio of the ALLL to total loans totaled 2.69% at December 31, 2013, compared to 3.31% at December 31, 2012. The increase in the dollar balance in the allowance for the current year was due to additional reserves for troubled loans and the growth in our outstanding loan balances. The ratio of the allowance to total loans declined due to lower level of reserve required as a result of improved credit quality.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2013; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the periods indicated.

	2013	2012	2011	2010	2009
ALLL, beginning of period	$5,237	$6,110	$9,758	$7,090	$3,119
Charge-offs:
Real estate loans:
Single-family	164	64	124	169	453
Multi-family	59	796	3,167	250	287
Commercial real estate	6	1,467	2,652	3,145	1,114
Consumer loans:
Home equity	17	126	241	830	388
Automobile	-	5	-	50	17
Other	6	34	18	44	7
Commercial loans	-	99	1,296	1,677	3,998
Total charge-offs	252	2,591	7,498	6,165	6,264

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	3	9	7	51	18
Multi-family	88	22	9	47	-
Commercial real estate	66	138	202	99	5
Consumer loans:
Home equity	29	17	27	10	3
Automobile	8	7	11	20	22
Other	13	16	2	-	-
Commercial loans	41	380	214	128	295
Total recoveries	248	589	472	355	343
Net charge-offs (Recoveries)	4	2,002	7,026	5,810	5,921
Provision for loan losses	496	1,129	3,375	8,468	9,928
Reclassification of ALLL on loan-related commitments	-	-	3	10	(36)
ALLL, end of period	$5,729	$5,237	$6,110	$9,758	$7,090
ALLL to total loans	2.69%	3.31%	3.89%	4.87%	2.97%
ALLL to nonperforming loans	99.85%	82.39%	73.61%	97.03%	53.57%
Net charge-offs (Recoveries) to ALLL	0.07%	38.23%	114.99%	59.54%	83.51%
Net charge-offs (recoveries) to average loans	0.00%	1.43%	3.97%	2.63%	2.47%

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

	At December 31,
	2013			2012			2011
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$120	2.09%	15.13%	$332	6.34%	27.21%	$207	3.39%	11.58%
Multi-family	1,262	22.03%	15.12%	1,396	26.66%	13.63%	1,470	24.06%	17.27%
Commercial real estate	2,325	40.58%	39.34%	1,946	37.16%	34.30%	1,863	30.49%	44.35%
Construction	119	2.08%	5.39%	-	.00%	0.01%	-	.00%	-
Consumer loans:
Home equity lines of credit	139	2.43%	6.98%	241	4.60%	8.19%	272	4.45%	9.49%
Other	5.09%		.41%	11.21%		.61%	17.28%		.78%
Commercial loans	1,759	30.70%	17.63%	1,311	25.03%	16.05%	2,281	37.33%	16.53%
Total ALLL	$5,729	100.00%	100.00%	$5,237	100.00%	100.00%	$6,110	100.00%	100.00%

	At December 31,
	2010			2009
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$241	2.47%	11.61%	$445	6.28%	12.37%
Multi-family	2,520	25.82%	17.61%	713	10.06%	15.81%
Commercial real estate	4,719	48.36%	40.26%	4,057	57.22%	40.51%
Construction	74.76%		2.45%	134	1.89%	2.43%
Consumer loans:
Home equity lines of credit	303	3.11%	8.14%	886	12.50%	7.96%
Other	22.23%		.89%	96	1.35%	2.98%
Commercial loans	1,879	19.25%	19.04%	759	10.70%	17.94%
Total ALLL	$9,758	100.00%	100.00%	$7,090	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $1.6 million at December 31, 2013, and increased  $111 thousand,  or 7.3%, from $1.5 million at December 31, 2012. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding foreclosed assets at December 31, 2013.   The level of foreclosed assets may increase in the future as foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations.

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

At December 31, 2013, the securities portfolio totaled $9.7 million.  At December 31, 2013, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements contained in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2013		2012		2011
Securities Available For Sale	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value
Corporate	$4,360	$4,363	$4,429	$4,365	$-	$-
State and Municipal	1,926	1,919	2,006	1,986	-	-
Issued by U.S. government-sponsored entities and agencies:
Mortgaged Back Securities	934	983	1,399	1,486	1,475	1,673
Collateralized mortgage obligations	2,354	2,408	9,698	9,802	16,655	16,843
Total temporarily impaired	$9,574	$9,673	$17,532	$17,639	$18,130	$18,516

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2013.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Corporate	$1,370	1.05%	$2,990	1.36%	$-	0.00%	$-	0.00%	$4,360	1.27%
State and Municipal	1,016	1.29%	910	1.28%	-	0.00%	-	0.00%	1,926	1.28%
Issued by U.S. government-sponsored entities and agencies:
Mortgaged Back Securities	-	0.00%	66	7.46%	274	6.96%	594	3.76%	934	4.96%
Collateralized mortgage obligations	-	0.00%	-	0.00%	768	4.19%	1,586	2.96%	2,354	3.36%
Total Securities Available For Sale	$2,386	1.15%	$3,966	1.45%	$1,042	4.92%	$2,180	3.18%	$9,574	2.15%

Sources of Funds

General.    CFBank’s primary sources of funds are deposits, principal and interest payments on loans and securities, proceeds from sales of loans, borrowings, and funds generated from operations of CFBank.  Contractual loan payments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general market interest rates and economic conditions and competition.   Borrowings may be used on a short-term basis for liquidity purposes or on a long-term basis to fund asset growth or manage interest rate risk in accordance with asset/liability management strategies.

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets.

Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FED.  In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FED. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings. See the section titled “Financial Condition – Stockholders’ equity” included in our 2013 Annual Report to Stockholders,  included as Exhibit 13.1 to this form 10-K.

CFBank serves as a potential source of liquidity for the Holding Company to provide the liquidity necessary to meet its obligations. Banking regulations limit the amount of dividends that may be paid to the Holding Company by CFBank without prior approval of the OCC. As of December 31, 2013, CFBank could pay no dividends to the Holding Company under these regulations without receiving the prior written approval of the OCC.  In addition, pursuant to the CFBank Order, CFBank was also prohibited from declaring or paying dividends or making any other capital distributions without receiving prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering losses.

The Holding Company’s available cash and cash equivalents, totaled $3.3 million at December 31, 2013. Based on historical cash utilization rate and estimates of future requirements, there is sufficient liquidity to cover operating expenses for approximately 3 years. See the section titled “Liquidity and Capital Resources” and Note 2  to the Consolidated Financial Statements contained in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding Holding  Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 56.2%  of average deposit balances in 2013.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits, as well as customer service and relationships with customers.  Prior to the release of the CFBank Order and at December 31, 2013,  we were prohibited from offering above-market interest rates and were subject to market rate limitations published by the FDIC when offering deposits to the general public.  Accordingly, rates offered by competing financial institutions affect our ability to attract and retain deposits.

Prior to receipt of the CFBank Order in May 2011, CFBank used brokered deposits as an element of a diversified funding strategy and an alternative to borrowings. As a result of the CFBank Order, we were prohibited from accepting or renewing brokered deposits without FDIC approval, although we had the ability to seek wholesale deposits that were not considered brokered deposits.  As a result of the termination of the CFBank Order in 2014, the restrictions on CFBank’s acceptance and renewal of brokered deposits was lifted.  At December 31, 2013, CFBank had $21.0 million in brokered deposits with maturity dates from January 2014 through August 2016. At December 31, 2013, cash, unpledged securities and deposits in other financial institutions totaled $22.7 million and was sufficient to cover all brokered deposit maturities.

CFBank has been a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by banking regulation.  Customer balances in the CDARS program totaled $5.9 million at December 31, 2013 and increased $1.7 million, or 40.5%, from $4.2 million at December 31, 2012.

Certificate accounts in amounts of $100,000 or more totaled $94.2 million at December 31, 2013,  maturing as follows:

		Weighted
		Average
Maturity Period	Amount	Rate
	(Dollars in thousands)

Three months or less	$20,263	1.66%
Over 3 through 6 months	15,028	0.66%
Over 6 through 12 months	23,181	1.61%
Over 12 months	35,741	2.00%
Total	$94,213

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.  Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2013			2012			2011
		Percent	Average		Percent	Average		Percent	Average
	Average	of Total	Rate	Average	of Total	Rate	Average	of Total	Rate
	Balance	Average Deposits	Paid	Balance	Average Deposits	Paid	Balance	Average Deposits	Paid

Interest-bearing checking accounts	$10,583	5.41%	0.02%	$12,177	6.31%	0.05%	$12,984	5.57%	0.10%
Money market accounts	38,662	19.77%	0.27%	35,806	18.54%	0.23%	45,428	19.49%	0.51%
Savings accounts	14,631	7.48%	0.10%	13,750	7.12%	0.10%	12,204	5.24%	0.10%
Certificates of deposit	109,850	56.16%	1.38%	114,107	59.10%	1.76%	143,145	61.41%	1.76%
Noninterest- bearing deposits:
Demand deposits	21,857	11.18%	-	17,250	8.93%	-	19,334	8.29%	-
Total Average Deposits	$195,583	100.00%	0.94%	$193,090	100.00%	1.20%	$233,095	100.00%	1.30%

The following table presents by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2013.

	Period to Maturity from December 31, 2013				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2013	2012	2011
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$48,601	$17,329	$1,020	$373	$67,323	$22,307	$22,119
1.00 to 1.99%	11,672	351	4,500	268	16,791	26,789	58,990
2.00 to 2.99%	13,966	19,801	421	-	34,188	47,488	51,662
3.00 to 3.99%	-	142	100	-	242	281	690
4.00 to 4.99%	-	-	-	-	-	694	675
5.00% and above	-	-	499	-	499	609	825
Total certificate accounts	$74,239	$37,623	$6,540	$641	$119,043	$98,168	$134,961

See the section titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund operations.  The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $10.0 million at December 31, 2013.  Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $19.4 million at year-end 2013.  Due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 30 days.  On June 28, 2013, CFBank’s maximum maturity for future advances was increased to one year.  With the release of CFBank’s Order, CFBank was notified by FHLB that the term restriction for borrowing not to exceed one year, had been lifted.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank (FRB) through the Borrower in Custody program.  The borrowings are collateralized by commercial and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $25.1 million at year-end 2013.  There were no amounts outstanding from the FRB at December 31, 2013.  CFBank also had $1.0 million available in an unsecured line of credit with a  commercial bank at December 31, 2013.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns. There was no amount outstanding on this line of credit at December 31, 2013.    See the section titled “Liquidity and Capital Resources” contained in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

During the course of the year, CFBank had engaged in certain loan participations that according to the structure of the transactions, do not qualify for sales accounting treatment, and are therefore accounted for as secured borrowings.  CFBank retains an ownership interest in these loans and provides customary servicing to the third-parties which are typically other community banks.   As of year-end 2013, there were five loan participations classified as secured borrowings totaling $6.5 million.  There were no secured borrowing transactions as of December 31, 2012.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2013 Annual Report to Stockholders, attached as Exhibit 13.1 to this Form 10-K, for information regarding subordinated debentures issued by the Company in 2003.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2013	2012	2011
Short-term FHLB advances and other borrowings:
Average balance outstanding	$123	$-	$4
Maximum amount outstanding at any month-end during the period	6,955	-	1,500
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	0.13%	0.39%	0.75%

Subsidiary Activities

As of December 31, 2013,  we maintained CFBank and the Trust as wholly owned subsidiaries.

As a result of the sale of its office building in Fairlawn, Ohio in October 2013, the Holding Company dissolved both Ghent Road, Inc. and Smith Ghent LLC prior to year end.  All activities of these subsidiaries, including the sale of real estate, are included in the consolidated results presented for 2013 and 2012.

Personnel

As of December 31, 2013,  the Company had 54 full-time and 12 part-time employees.

Regulation and Supervision

Set forth below is a brief description of certain laws and regulations that apply to us.  This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

General. The Holding Company, as a federally chartered savings and loan holding company, and CFBank, as a federal savings association,  have historically been subject to examination and comprehensive federal regulation and oversight by the OTS. As of July 21, 2011, the Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions. In particular, the Dodd-Frank Act transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the OTS to the OCC and the FED, respectively. CFBank has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law, and certain other requirements established by the FED.

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

For information with respect to the operating and other restrictions imposed on the Holding Company and CFBank by the FED and the OCC as a result of the Orders, see the section below titled “Regulatory Agreements.”

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

•	New capital regulations for thrift holding companies were adopted;
•	The prohibition on the payment of interest on demand deposits was repealed, effective July 21, 2011;
•	The standard maximum amount of deposit insurance per customer was permanently increased to $250,000;
•	The deposit insurance assessment base calculation was expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period;
•

New capital regulations for bank holding companies have been adopted, which will impose stricter capital requirements, and any new trust preferred securities issued after May 19, 2010 will no longer constitute Tier I capital; and

•

New corporate governance requirements applicable to all public companies in all industries now require new compensation practices and disclosure requirements, including requiring companies to “claw back” incentive compensation under certain circumstances, to consider the independence of compensation advisors, and to make additional disclosures in proxy statements with respect to compensation matters.

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

Regulation of the Holding Company

General. The Holding Company, as a unitary savings and loan holding company, is subject to regulation, periodic examination, enforcement authority and oversight by the FED. As a subsidiary of a savings and loan holding company, CFBank is also subject to certain restrictions in its dealings with the Holding Company and its affiliates.

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

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings institutions, including CFBank, are required to maintain QTL status to avoid certain restrictions on their operations.  This status is maintained by meeting the QTL test, which requires a savings institution to have a designated level of thrift-related assets generally consisting of residential housing related loans and investments, thereby indirectly limiting investment in other assets.  At December 31, 2013, CFBank met the test and has met the test since its effectiveness.  If CFBank loses QTL status, it becomes subject to national bank investment and activity limits.

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

Under the CFBank Order, CFBank was required to have and maintain 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  CFBank met both capital levels at December 31, 2013 and December 31, 2012.  Although the OCC released and terminated the CFBank Order effective as of January 23, 2014, CFBank is required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12%.   See Note 2 to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information on CFBank’s compliance with these capital requirements.

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

In July 2013, the Office of the Comptroller of the Currency and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method of calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a new common equity Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on a nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation” buffer consisting of 2.5% of common equity Tier 1 capital to risk-weight assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule will become effective for CFBank on January 1, 2015. The capital conservation buffer requirements will be phased in beginning January 1, 2016 and ending January 1, 219 when the full capital conservation buffer will be effective.  The imposition by the OCC or the FDIC of any of these measures on CFBank may have a substantial adverse effect on our operations, profitability and viability.

FDIC Regulation and Insurance of Accounts.  CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  Effective July 21, 2010, the basic deposit insurance level was increased to $250,000.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2013 were $300,000, which declined from previous years due a lower assessment base and improved risk ratings. Generally, FDIC insurance premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund due to the cost of large bank failures and the increase in the number of troubled banks.  In addition, our deposit insurance costs have been higher than those of many of our competitors, as we have paid elevated FDIC premiums as a result of the CFBank Order.

In accordance with the Dodd-Frank Act, the FDIC issued new regulations setting insurance premium assessments effective April 2011.  The new premiums are based on an institution’s total assets minus its Tier 1 capital instead of its deposits.  The intent of the new assessment calculations is not to substantially change the level of premiums paid, notwithstanding the use of assets as the calculation base instead of deposits.  CFBank’s premiums are based on its assignment under one of four risk categories based on capital, supervisory ratings and other factors.  If our risk category changes,  our premiums could increase substantially.

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

Limitations on Dividends and Other Capital Distributions.    Banking regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, for savings institutions such as CFBank, it is required that before and after the proposed distribution the institution remain well-capitalized.  Savings institutions may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC.  Pursuant to the CFBank Order, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC.

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

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2013. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

Our ability to pay dividends on or to repurchase our common stock is no longer subject to limits due to our participation in the TARP Capital Purchase Program which was retired in September 2012.  See Notes 17 and 18 to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K.

Regulatory Agreements.  On May 25, 2011, the Holding Company and CFBank consented to the issuance of the Holding Company Order and CFBank Order by the OTS, the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Act, the FED replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank.

The Orders have imposed significant directives applicable to the Holding Company and CFBank, including requirements that we reduce the level of our classified and criticized assets, achieve growth and operating metrics in line with an approved business plan, and comply with restrictions on brokered deposits and on certain types of lending and prohibitions on dividends and repurchases of our capital stock.  The CFBank Order required CFBank to have 8% core capital and 12% total risk-based capital, and CFBank could not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remained in place, even if it met or exceeded these capital levels. In addition, the regulators were required to approve any deviation from our business plan and certain compensation arrangements with directors and executive officers.

On August 20, 2012, the Holding Company announced the successful completion of its restructured registered common stock offering.  The Holding Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million before expenses.  With the proceeds from the stock offering, the Holding Company contributed $13.5 million to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order.  In addition, the Holding Company used proceeds from the common stock offering to redeem its TARP obligations on September 26, 2012.  The remaining proceeds from the restructured registered common stock offering were retained by the Company for general corporate purposes.  See Note 2 of our consolidated financial statements included in the 2013 Annual Report found in Exhibit 13.1 of this report.

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Notwithstanding the release of the CFBank Order, CFBank is required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12%.  In addition, in connection with the release and termination of the CFBank Order, CFBank has made certain commitments to the OCC to continue to adhere to certain prudent practices, including, without limitation, maintaining a written program to continue to improve CFBank’s credit underwriting and administrative process; take actions to protect its interest in criticized assets as identified by CFBank, the OCC examiners or its external loan review process and implement its written program to effectively identify, monitor, control and continue to reduce the level of credit risk to CFBank; review and monitor progress against such plan with the Board of Directors and continue CFBank’s aggressive workout efforts and individualized workout plans on all criticized assets greater than $250,000.

The Holding Company Order remains in effect with the FRB.  The Holding Company Order requires the Company, among other things, to:  (i) submit by every December 31 a capital plan to the FRB that establishes a minimum tangible capital ratio commensurate with the Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (iv) not enter into any new contractual arrangement related to compensation to benefits with any director or senior executive officer without prior notification to the FRB.

The requirements of the Holding Company Order will remain in effect until terminated, modified or suspended by regulators.

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

The Company maintained a valuation allowance against deferred tax assets at December 31, 2013 and December 31, 2012, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of the Bank and provided working capital for the holding company. The result of the change in stock ownership associated with the stock offering, within the guidelines of Section 382 of the Internal Revenue Code of 1986, was that the Company incurred an ownership change. At year-end 2013, the Company had net operating loss carryforwards of $27,835, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit   carryforwards of $60, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

See Note 14 to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Ohio Taxation

In 2013, The Holding Company and Ghent Road, Inc. were subject to the Ohio corporate franchise tax, which is a tax measured by both net earnings and net worth.  In general, the tax liability is the greater of 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000, or 0.4% times taxable net worth.  The minimum tax is either $50 or $1,000 per year based on the size of the corporation, and the maximum tax liability as measured by net worth is limited to $150,000 per year.

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

Certain holding companies will qualify for complete exemption from the net worth tax if certain conditions are met.  The Holding Company met these conditions for the 2013 tax year, and thus, calculated its Ohio franchise tax on the net income basis only.  When the Holding Company files as a qualifying holding company, Ghent Road, Inc. must make an adjustment to its net worth computation.

CFBank is a financial institution for State of Ohio tax purposes.  As such, for 2013 CFBank was subject to the Ohio corporate franchise tax on financial institutions, which is imposed annually at a rate of 1.3% of CFBank’s apportioned book net worth, determined in accordance with U.S. generally accepted accounting principles, less any statutory deductions.  As a financial institution, CFBank was not subject to any tax based on net income or net profits imposed by the State of Ohio.

Beginning on January 1, 2014, the Ohio corporate franchise tax is being phased out and the Holding Company will no long be subject to this tax on a stand-alone basis. For the 2014 tax year the consolidated organization will be subject to a newly enacted Ohio Financial Institutions tax (“FIT”). The FIT is a business privilege tax for financial institutions doing business or domiciled in the State of Ohio. The three-tier structure charges financial institutions based on total capital at the prior calendar year-end based on regulatory reporting requirements. Based on its size, the Holding Company will be charged at 80 basis points of its total equity capital.

Delaware Taxation

As a Delaware corporation not earning income in Delaware, the Company is exempted from Delaware corporate income tax, but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Available Information

Our website address is www.CFBankonline.com.  We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the Securities Exchange Commission (SEC).  These reports can be found on our website under the caption “Investor Relations – SEC Filings.”  Investors also can obtain copies of our filings from the SEC website at www.sec.gov.

Item 1A.  Risk Factors.

The following are certain risk factors that could impact our business, financial results and results of operations.  Investing in our common stock involves risks, including those described below.  These risk factors should be considered by prospective and current investors in our common stock when evaluating the disclosures contained in this Form 10-K and in other reports that we file with the SEC. These risk factors could cause actual results and conditions to differ materially from those projected in forward- looking statements.  If any of the events described in the following risk factors actually occur, or if additional risks and uncertainties not presently known to us or that we believe are immaterial do materialize, then our business, financial condition or results of operations could be materially adversely impacted.  In addition, the trading price of our common stock could decline due to any of the events described in these risk factors.

We remain subject to the Holding Company Order, which contains a number of directives and restrictions applicable to the Holding Company.  Our failure to comply with the Holding Company Order could result in additional enforcement action against us.

At this time, the Holding Company Order remains in effect with the FRB.  The Holding Company Order requires the Company, among other things, to:  (i) submit by every December 31 a capital plan to the FRB that establishes a minimum tangible capital ratio commensurate with the Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (iv) not enter into any new contractual arrangement related to compensation to benefits with any director or senior executive officer without prior notification to the FRB.  If we fail to comply with the terms and conditions of the Holding Company Order, the FRB could take additional enforcement action against us. We have incurred significant additional regulatory compliance expense in connection with the Holding Company Order and the CFBank Order, which was terminated by the OCC in January 2014.  It is possible that regulatory compliance expenses related to the Holding Company Order could have a material adverse impact on us in the future.  While we plan to take appropriate actions and intend to seek to have the Holding Company Order terminated in the future, there can be no assurance that such actions will result in the FRB terminating the Holding Company Order.

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions both nationally and in our market areas.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  Moreover, our lending and deposit gathering activities are concentrated in the following Ohio counties:  Summit County, and contiguous counties through our office in Fairlawn, Ohio; Franklin County, and contiguous counties through our office in Worthington, Ohio; Columbiana County, and contiguous counties through our offices Woodmere, Ohio.   Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.  Real estate values in these Ohio communities have been negatively impacted by the recent economic crisis.  During the last several years, the U.S. economy has been marked by sluggish labor market improvements, limited GDP growth, low inflation, and, only recently, upward movement in housing prices, as well as uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions.  Continued uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values, a decrease in the demand for our loans and other products and services, a further impairment of certain intangible assets, such as goodwill, and an increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.  An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, an increase in our provision for loan losses, and valuation adjustments on loans held for sale, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Both the national and global financial markets have experienced severe disruption and volatility, and general economic conditions have declined significantly.  Adverse developments in credit quality, asset values and revenue opportunities throughout the financial services industry, as well as general uncertainty regarding the economic, industry and regulatory environment, have had a marked negative impact on the industry.  Dramatic declines in the U.S. housing market, with falling home and real estate prices, increasing foreclosures and high unemployment, have negatively affected the credit performance of loans and resulted in significant write-downs of asset values by many financial institutions.  The U.S. and the governments of other countries have taken steps to try to stabilize the financial system, including investing in financial institutions, and have also been working to design and implement programs to improve general economic conditions.  Notwithstanding the actions of the U.S. and other governments, these efforts may not succeed in improving industry, economic or market conditions and may result in adverse unintended consequences.  Factors that could continue to pressure financial services companies, including the Company, are numerous and include: (i) worsening credit quality, leading among other things to increases in loan losses and reserves; (ii) continued or worsening disruption and volatility in financial markets, leading to, among other things, continuing reductions in asset values; (iii) capital and liquidity concerns regarding financial institutions generally; (iv) limitations resulting from or imposed in connection with governmental actions intended to stabilize or provide additional regulation of the financial system; or (v) recessionary conditions that are deeper or last longer than currently anticipated.

We may make, or be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of nonperforming assets will fluctuate.  Although we have made progress in reducing our level of nonperforming assets during 2013 and 2012, and remain committed to aggressive workout efforts, our nonperforming assets could remain at higher than desired levels for the immediate future.  If housing and real estate markets resume decline, we expect that we will experience increased delinquencies and credit losses.  Current levels of, or an increase in our nonperforming assets, credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

We are a holding company and depend on our subsidiary bank for dividends.

As a financial holding company, the Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates.  The Holding Company’s principal source of funds to support its operations, pay dividends on its common shares and service is debt is dividends from CFBank.  In the event that CFBank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its other obligations or pay dividends on its common shares.  Accordingly, the Holding Company’s inability to receive dividends from CFBank could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that CFBank may pay to the Holding Company without regulatory approval.  Under these laws and regulations, the amount of dividends that may be paid by CFBank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  In addition, the FRB has issued policy statements that provide that insured banks and bank and savings holding companies should generally only pay dividends out of current operating earnings.  Thus, the ability of CFBank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict the Holding Company’s ability to declare and pay dividends on its common shares.  The ability of CFBank and any other subsidiaries to pay dividends to the Holding Company is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements and contractual obligations.  At December 31, 2013, CFBank could not pay dividends without the OCC’s approval.  The Holding company cannot pay dividends without regulatory approval.

Deposit insurance premiums may increase and have a negative effect on our results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions.  The costs of resolving bank failures has increased during the last few years and decreased the DIF.  The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums.  If the costs of future bank failures increase, the deposit insurance premiums required to be paid by CFBank may also increase.

CFBank is a party to interest-rate swap agreements that could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status due to the CFBank Order.

Though CFBank has raised capital to the levels required by the Orders, they remain a party to interest-rate swap agreements that could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status.  CFBank utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position. CFBank has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap.  The agreements with the borrowers only require payment on the yield maintenance provision in the event of prepayment of the loan or loan default.  While the counterparty has not requested payment at this time, it may elect to do so at any time while CFBank does not maintain a well-capitalized status.  If the counterparty elected to request payment, CFBank would be required to remit  $599,000 based on the valuation of the SWAP contract at December 31, 2013. Should interest rates decrease from December 31, 2013 levels, the required payment may increase in the event the swaps are called. In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers’ prepaying the loans, as of December 31, 2013 would incur a net $599,000 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

Changing interest rates may decrease our earnings and asset values.

Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to inflation, recession, changes in employment levels, changes in the money supply and domestic and international disorder and instability in domestic and foreign financial markets.  Changes in the interest rate environment may reduce our profits.  Net interest income is a significant component of our net income, and consists of the difference, or spread, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.  Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods to which they reprice, they may react in different degrees to changes in market interest rates.  In addition, residential mortgage loan origination volumes and refinancing are affected by market interest rates on loans.  Rising interest rates generally are associated with a lower volume of loan originations and refinancings, while falling interest rates are usually associated with higher loan originations and refinancings.  Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations.  Cash flows are affected by changes in market interest rates.  Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase.  A majority of our commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest.  Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change.  Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.

Legislative or regulatory changes or actions could adversely impact our business.

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the deposit insurance fund, not to benefit our shareholders.  Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses.  Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition.

In light of current conditions in the global financial markets and the global economy, regulators have increased their focus on the regulation of the financial services industry.  In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets.  Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations.  In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market contemplate winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

The Dodd-Frank Act was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and have and will continue to require extensive rulemaking by regulatory authorities.  In addition, we may be subjected to higher deposit insurance premiums to the FDIC.  We may also be subject to additional regulations under the newly established Consumer Financial Protection Bureau, which was given broad authority to implement new consumer protection regulations.  These and other provisions of the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage.

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the final rules will lead to higher capital requirements and more restrictive leverage and liquidity ratios than those currently in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The rules will also revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The rules will not begin to phase in until January 1, 2014 for larger institutions and January 1, 2015 for smaller, less complex banking organizations such as the Company, and will be fully phased in by January 1, 2019.  Until the rules are fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

In December 2013, five federal agencies adopted a final regulation implementing the Volcker Rule provision of the Dodd-Frank Act (the "Volcker Rule"). The Volcker Rule places limits on the trading activity of insured depository institutions and entities affiliated with a depository institution, subject to certain exceptions. The trading activity includes a purchase or sale as principal of a security, derivative, commodity future or option on any such instrument in order to benefit from short-term price movements or to realize short-term profits.  The Volcker Rule exempts specified U.S. Government, agency and/or municipal obligations, and it accepts trading conducted in certain capacities, including as a broker or other agent, through a deferred compensation or pension plan, as a fiduciary on behalf of customers, to satisfy a debt previously contracted, repurchase and securities lending agreements and risk-mitigating hedging activities.    The Volcker Rule also prohibits a banking entity from having an ownership interest in, or certain relationships with, a hedge fund or private equity fund, with a number of exceptions.

We face strong competition from other financial institutions, financial services companies and other organizations offering services similar to those offered by us, which could result in our not being able to sustain or grow our loan and deposit businesses.

We conduct our business operations primarily in Summit, Columbiana, Franklin and Cuyahoga Counties, Ohio, and make loans generally throughout Ohio.  Increased competition within these markets may result in reduced loan originations and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  Many competitors offer the types of loans and banking services that we offer.  These competitors include other savings associations, community banks, regional banks and money center banks.  We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  Our competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

We rely on deposits, FHLB advances and other borrowings to fund our operations.  We believe that, although it is not possible to predict future terms and conditions upon renewal, a significant portion of existing non-brokered deposits will remain with CFBank. Prior to January 23, 2014, we were generally prohibited from using brokered deposits or above-market pricing of deposits to retain deposits or increase funding.  CDARS balances are considered brokered deposits by regulation.

CFBank’s borrowing capacity from the FHLB decreased in 2011 and 2012 primarily due to increased collateral requirements as a result of the credit performance of CFBank’s loan portfolio, tightening of overall credit policies by the FHLB and a decline in eligible collateral due to a reduction in new loan originations.  In April 2012, CFBank was notified by the FHLB that, due to regulatory considerations, CFBank is only eligible for future advances with a maximum maturity of 30 days.  Effective June 28, 2013, because of improved risk metrics, the term for future advances was extended to 365 days. With the release of the CFBank Order, the 365 day term restriction is lifted as of January 24, 2014. CFBank maintains various loans pledged to the FHLB and FRB as collateral.  Based on this collateral, CFBank was eligible to borrow up to $19.4 million from the FHLB and $25.1 million from the FRB at December 31, 2013. At year-end 2013 and 2012 there was $10.0 million outstanding with the FHLB but no outstanding borrowings with the FRB. In addition, CFBank maintained a $1.0 million line of credit with one commercial bank at December 31, 2013. There was no outstanding balance on this line of credit.

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

We may need to raise additional capital in the future, but that capital may not be available when we need it. Any additional securities issued in a capital raising transaction may dilute your ownership if you do not, or are not permitted to, invest in the additional issuances.

Prior to January 23, 2014, the CFBank Order required CF Bank  to maintain its tier one (core) capital and total risk-based capital ratios at or above 8.0% and 12.0%, respectively.  Although the CFBank Order has been lifted by the OCC, CFBank continues to be required to maintain these higher capital levels. We may at some point need to raise additional capital, through offerings of our common stock, preferred stock, securities convertible into common stock, or rights to acquire such securities or our common stock, to maintain these required capital ratios and to support our operations and any future growth, as well as to protect against the impact of any further deterioration in our loan portfolio.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time and on our financial performance.  If we cannot raise additional capital when needed, our results of operations and financial condition may be adversely affected.

Under our Amended and Restated Certificate of Incorporation, we have additional authorized shares of common stock and preferred stock that we can issue from time to time at the discretion of our Board of Directors, without further action by the stockholders, except where stockholder approval is required by law or Nasdaq requirements. The issuance of any additional shares of common stock, preferred stock or convertible securities could be substantially dilutive to holders of our common stock.  Holders of our shares of common stock have no preemptive rights that entitle them to purchase their pro-rata share of any offering of shares of any class or series; therefore, our stockholders may not be permitted to invest in future issuances of our common stock and may, as a result, be diluted.

We rely heavily on our management team, and the unexpected loss of key management may adversely affect our operations.

Our success is strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve.  Our ability to retain executive officers and the current management team will continue to be important to successful implementation of our strategies.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Changes in tax laws could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, withholding and ad valorem taxes.  Changes to our taxes could have a material adverse effect on our results of operations.  In addition, our customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products.  In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

We need to constantly update our technology in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs.   Our future success will depend, in part, on our ability to use current technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.  Some of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our information systems may experience an interruption or security breach.

We rely heavily on communications and information systems to conduct our business.  Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.  While we have policies and procedures designed to prevent or limit the effect of the possible failure, interruption or security breach of our information systems, there can be no assurance that any such failure, interruption or security breach will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failure, interruption or security breach of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability.

We may be the subject of litigation which could result in legal liability and damage to our business and reputation.

From time to time, we may be subject to claims or legal action from customers, employees or others.  Financial institutions like the Company and CFBank are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees.  Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages.  We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding our business.  These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief.  Like other large financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information.  Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations and/or cause significant reputational harm to our business.

Although publicly traded, our Common Stock has substantially less liquidity than the average liquidity of stocks listed on NASDAQ.

Although our common stock is listed for trading on NASDAQ, our common stock has substantially less liquidity than the average liquidity for companies listed on NASDAQ. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This marketplace depends on the individual decisions of investors and general economic and market conditions over which we have no control. This limited market may affect your ability to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our common stock. For these reasons, our common stock should not be viewed as a short-term investment.

The market price of our common stock may fluctuate in the future, and this volatility may be unrelated to our performance. General market price declines or overall market swings in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

If we fail to continue to meet all applicable continued listing requirements of the NASDAQ Capital Market and NASDAQ determines to delist our Common Stock, the market liquidity and market price of our Common Stock could decline, and our ability to access the capital markets could be negatively affected.

Our common stock is listed on the NASDAQ Capital Market.  To maintain that listing, we must satisfy minimum financial and other continued listing requirements, primarily related to the price of our common stock.  Delisting from the NASDAQ Capital Market could adversely affect the market liquidity of our Common Stock and the market price of our common stock could decrease.  In addition, delisting of our common stock could materially adversely affect our access to the capital markets.  Any limitation on market liquidity or reduction in the price of our common stock as a result of delisting could adversely affect our ability to raise capital on terms acceptable to us, or at all.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conduct our business through four branch offices located in Summit, Columbiana and Franklin Counties, Ohio.  The net book value of the Company’s properties totaled $3.3 million at December 31, 2013. In 2012 and 2013, Ghent Road Inc. owned land located adjacent to the Fairlawn, Ohio office and Smith Ghent LLC owned the Fairlawn office and leased it to CFBank.  In October 2013, the property and offices were sold (and both Ghent Road, Inc. and Smith Ghent LLC were subsequently dissolved), and CFBank entered into a new lease for an office location in Fairlawn, Ohio.  Additionally, CFBank entered into a new lease agreement in Woodmere, Ohio in Cuyahoga County for the location of a loan production office effective January 2014.  See Note 8 to the Consolidated Financial Statements included in our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K,for further discussion.

Locations

Administrative Office:

7000 N. High Street

Worthington, Ohio 43085

Branch Offices:

601 Main Street

Wellsville, Ohio 43968

49028 Foulks Drive

Calcutta, Ohio 43920

25 Ghent Road

Fairlawn, Ohio 44333

7000 N. High Street

Worthington, Ohio 43085

Item 3.    Legal Proceedings.

We may, from time to time, be involved in various legal proceedings in the normal course of business.  Periodically, there have been various claims and lawsuits involving CFBank, such as claims to enforce liens, condemnation proceedings on properties in which CFBank holds security interests, claims involving the making and servicing of real property loans and other issues incident to our banking business.

We are not a party to any other pending legal proceeding that management believes would have a material adverse effect on our financial condition or operations, if decided adversely to us.

Item 4.    Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During the fiscal quarter ended December 31, 2013, the Company did not repurchase any of its securities.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated herein by reference from our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Market Prices and Dividends Declared”,  in “Note 2 – Regulatory Order Considerations and Management’s Plans” and in “Note 19 – Regulatory  Capital Matters” therein, respectively.

The equity compensation plan information required by Item 201(d) of Regulation S-K is set forth in this Form 10-K under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this form 10-k; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk therein.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2013 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

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

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2013, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management identified the following deficiency in internal control over financial reporting as of December 31, 2013 that management considers to be a material weakness:

•

The Company did not maintain effective controls over certain loan participation transactions to identify potential transactions that could result in loan participations sold being classified as secured borrowings.

To remediate the material weakness described above, and enhance our internal controls over financial reporting, management has initiated the following changes:

•

Subsequent to December 31, 2013, management amended its loan participation agreements to remove the language that disqualified the loan participations from sales accounting treatment and entered into amended loan participation agreements with the participating institutions with respect to five loans that were classified as  secured borrowings; and

•

Management is in the process of revising its standardized loan participation agreement to ensure that loan participations thereunder will qualify for sales accounting treatment.  In addition, management is in the process of implementing procedures to ensure that any modifications to the standardized loan participation agreement will require approval by the Chief Executive Officer and Chief Financial Officer prior to executing the transaction.

Based on its identification of the material weakness described above, management concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures did not meet the criteria for effective internal control over financial reporting and, therefore, was not effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s independent registered accounting firm pursuant to the rules of the SEC that permit the Corporation to provide only management’s report in this filing.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2013 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) of the Exchange Act; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”   therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated herein by reference from our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (“2014 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Provided below is information regarding our executive officers:

3
Name	Age at December 31, 2013	Position held with the Holding Company and/or Subsidiaries
Robert E. Hoeweler	66	Chairman CFBank and Holding Company
Timothy T. O’Dell	60	Chief Executive Officer Holding Company and CFBank; Director and Secretary, Ghent Road Inc.; Secretary, Smith Ghent LLC
Thad R. Perry	70	President, CFBank; Director and Treasurer, Ghent Road Inc.; Treasurer, Smith Ghent LLC
John Helmsdoerfer	55	Chief Financial Officer, CFBank; Treasurer, Holding Company

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

Mr. O’Dell is the CEO and Director of CFBank and the Holding Company.  Prior to joining CFBank he was the owner of the Chetwood Group, which provided advisory services to a number of privately held enterprises in construction, health care, real estate and professional services. Prior to founding Chetwood in 2003, Mr. O’Dell spent 22 years at Fifth Third Bank, and was a senior executive with Fifth Third’s Central Ohio operations for 12 of those years, concluding his tenure serving as President and Chief Executive Officer for 10 of his years with Fifth Third –Central Ohio, Mr. O’Dell also served as a senior lender and managed its commercial banking and residential and commercial real estate divisions. During his tenure, Fifth Third’s Central Ohio division grew by $4 billion in deposits and $5 billion in loans from organic growth and through strategic acquisitions.  Mr. O’Dell served on the board of the Columbus Chamber of Commerce and The Ohio State University Medical Center, and he was a founding investor in the Ohio TechAngel Venture Fund.  Mr. O'Dell holds a B.B.A. from Marshall University.

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

Mr. Helmsdoerfer has been the CFO of the Holding Company and CFBank since March 2013.  As a CPA with over 30 years of financial experience, which includes Big Four public accounting and 23 years as a CFO, he has a diverse finance and operations background in addition to his financial services background.  Prior to joining CFBank, Mr. Helmsdoerfer spent 18 years with Fifth Third Bank where he held positions as both a CFO and Regional CFO for the Central Ohio affiliate and region.   He also served as CFO for Nationwide Bank and Wilmington Savings Bank during his career.   Mr. Helmsdoerfer holds a B.S.B.A degree from Miami University where he graduated cum laude.

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2014 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”    Copies of Section 16 reports, Forms 3, 4 and 5 are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

Code of Ethics.  We have adopted a Code of Ethics and Business Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer.  Since the Company’s inception in 1998, we have had a code of ethics.  We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work.  The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.  All employees are required to attend annual training sessions to review the Code of Ethics and Business Conduct.  The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the tab “Investor Relations – Corporate Governance.”  Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2014 Proxy Statement, under the caption “CORPORATE GOVERNANCE.”

Item 11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2014 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2013 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-EQUITY COMPENSATION PLAN INFORMATION,” and from our 2013 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 16 – Stock-Based Compensation” therein.

See Part II, Item 8, Financial Statements, Notes  1  and 16, for a description of the principal provisions of our equity compensation plans.  The information required by Item 8  is incorporated herein by reference from our 2013 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rules 14a-3(b) and (c) of the Exchange Act; the financial statements appear under the caption “Financial Statements”  therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2014  Proxy Statement, under the caption “CORPORATE GOVERNANCE- CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” AND “CORPORATE GOVERNANCE DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accounting Fees and Services.

Information required this Item 14 is incorporated by reference from our 2014 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

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
Date: March 31, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 31, 2014
Robert E. Hoeweler.

/s/ Timothy T. O’Dell	Director, Chief Executive Officer	March 31, 2014
Timothy T. O’Dell

/s/Thad R. Perry	Director, President	March 31, 2014
Thad R. Perry, CPA (inactive)

/s/ Thomas P. Ash	Director	March 31, 2014
Thomas P. Ash

/s/ James H. Fraunberg II	Director	March 31, 2014
James H. Fraunberg II

/s/ Edward W. Cochran	Director	March 31, 2014
Edward W. Cochran

s/ Robert H. Milbourne	Director	March 31, 2014
Robert H. Milbourne

EXHIBIT INDEX

Exhibit No.     Description of Exhibit

3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30,2009, filed with the commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011(File No. 0-25045))

3.5

Amendment to Certificate of  Incorporation of the registrant (incorporated) by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.7

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

10.1*	1999 Stock-Based Incentive Plan (as Amended and Restated) (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2000)
10.2*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009)
10.3

Form of Incentive Stock Options Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.4

Form of Non-Qualified Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.5

Order to Cease and Desist issued by the Office of Thrift Supervision for CFBank and the Related Stipulation and Consent (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011)

10.6

Order to Cease and Desist issued by the Office of Thrift Supervision for Central Federal Corporation and the Related Stipulation and Consent (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K, filed with the Commission on May 27, 2011)

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2013
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

______________________________

*Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K