Form 10-Q
period 2014-03-31
CENTRAL FEDERAL CORP
filed 2014-05-15
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to______________

Commission File Number 0-25045

CENTRAL FEDERAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7000 North High St.,  Worthington, Ohio  43085

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ]     No[X]

As of May 15, 2014, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

PART I. Financial Information	Page

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2014 (unaudited)
and December 31, 2013	3

Consolidated Statements of Loss for the three months ended
March 31, 2014 and 2013 (unaudited)	4

Consolidated Statements of Comprehensive Income (Loss)
for the three months ended March 31, 2014 and 2013 (unaudited)	5

Consolidated Statements of Changes in Stockholders’ Equity
for the three months ended March 31, 2014 and 2013 (unaudited)	6

Consolidated Statements of Cash Flows for the three months ended
March 31, 2014 and 2013 (unaudited)	7

Notes to Consolidated Financial Statements	8

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	61

Item 4. Controls and Procedures	62

PART II. Other Information	63

Item 1. Legal Proceedings	63

Item 1A. Risk Factors	63

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	63

Item 3. Defaults Upon Senior Securities	63

Item 4. Mine Safety Disclosures	63

Item 5. Other Information	63

Item 6. Exhibits	65

Signatures	64

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$21,578	$19,160
Interest-bearing deposits in other financial institutions	1,486	1,982
Securities available for sale	9,074	9,672
Loans held for sale, at fair value	4,090	3,285
Loans, net of allowance of $5,763 and $5,729	208,902	207,141
FHLB stock	1,942	1,942
Foreclosed assets, net	1,636	1,636
Premises and equipment, net	3,753	3,547
Bank owned life insurance	4,567	4,535
Accrued interest receivable and other assets	1,961	2,848
Total assets	$258,989	$255,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$30,772	$27,652
Interest bearing	184,916	180,657
Total deposits	215,688	208,309
FHLB advances	13,000	10,000
Other secured borrowings	-	6,526
Advances by borrowers for taxes and insurance	137	575
Accrued interest payable and other liabilities	2,309	2,319
Subordinated debentures	5,155	5,155
Total liabilities	236,289	232,884

Commitments and Contingent Liabilities

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 15,935,417 in 2014 and 2013	159	159
Additional paid-in capital	48,141	48,067
Accumulated deficit	(22,429)	(22,215)
Accumulated other comprehensive income	74	98
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)
Total stockholders' equity	22,700	22,864
	$258,989	$255,748

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF LOSS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2014	2013
Interest and dividend income
Loans, including fees	$2,122	$1,596
Securities	44	60
FHLB stock dividends	20	21
Federal funds sold and other	17	34
	2,203	1,711
Interest expense
Deposits	355	408
FHLB advances and other debt	45	76
Subordinated debentures	42	41
	442	525
Net interest income	1,761	1,186
Provision for loan losses	20	326
Net interest income after provision for loan losses	1,741	860

Noninterest income
Service charges on deposit accounts	103	73
Net gains on sales of loans	17	6
Earnings on bank owned life insurance	32	32
Other	93	22
	245	133

Noninterest expense
Salaries and employee benefits	1,103	892
Occupancy and equipment	158	75
Data processing	207	163
Franchise taxes	50	85
Professional fees	297	212
Director fees	12	5
Postage, printing and supplies	84	58
Advertising and promotion	3	6
Telephone	25	16
Loan expenses	4	17
Foreclosed assets, net	11	(19)
Depreciation	52	54
FDIC premiums	79	111
Amortization of intangibles	-	9
Regulatory assessment	39	39
Other insurance	36	37
Other	40	43
	2,200	1,803
Income (loss) before incomes taxes	(214)	(810)
Income tax expense	-	-
Net income (loss)	(214)	(810)

Earnings (loss) attributable to common stockholders	$(214)	$(810)

Earnings (loss) per common share:
Basic	$(0.01)	$(0.05)
Diluted	$(0.01)	$(0.05)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended March 31,
	2014	2013

Net income (loss)	$(214)	$(810)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(24)	25
Reclassification adjustment for gains realized in income	-	-
Net change in unrealized gains (losses)	(24)	25
Tax effect	-	-
Other comprehensive income (loss)	(24)	25
Comprehensive income (loss)	$(238)	$(785)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2014	$159	$48,067	$(22,215)	$98	$(3,245)	$22,864
Net loss			(214)			(214)
Other comprehensive Income (loss)				(24)		(24)
Stock option expense, net of forfeitures		74				74
Balance at March 31, 2014	$159	$48,141	$(22,429)	$74	$(3,245)	$22,700

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2013	$159	$47,919	$(21,297)	$107	$(3,245)	$23,643
Net loss			(810)			(810)
Other comprehensive income (loss)				25		25
Release of 100 stock-based incentive plan shares		(6)				(6)
Stock option expense, net of forfeitures		27				27
Offering costs associated with issuance of common stock		(11)				(11)
Balance at March 31, 2013	$159	$47,929	$(22,107)	$132	$(3,245)	$22,868

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 31,
	2014	2013

Net loss	$(214)	$(810)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	20	326
Depreciation	52	54
Amortization, net	70	134
Originations of loans held for sale	(7,821)	(4,658)
Proceeds from sale of loans held for sale	7,033	3,152
Net gains on sales of loans	(17)	(6)
Gain on sale of foreclosed assets	-	(21)
Earnings on bank owned life insurance	(32)	(32)
Stock-based compensation expense	74	21
Net change in:
Accrued interest receivable and other assets	887	(116)
Accrued interest payable and other liabilities	(11)	68
Net cash from (used by) operating activities	41	(1,888)

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in other financial institutions	496	-
Available-for-sale securities:
Maturities, prepayments and calls	539	3,076
Loan originations and payments, net	(1,807)	(14,094)
Additions to premises and equipment	(259)	(6)
Proceeds from the sale of foreclosed assets	-	68
Proceeds from mortgage insurance on foreclosed assets	-	14
Net cash from (used by) investing activities	(1,031)	(10,942)

Cash flows from financing activities
Net change in deposits	7,372	(4,793)
Net change in short-term borrowings from the FHLB and other debt	(1,026)	6,955
Proceeds from long-term FHLB advances and other debt	2,500	-
Repayments on long-term FHLB advances and other debt	(5,000)	-
Net change in advances by borrowers for taxes and insurance	(438)	(67)
Cost associated with issuance of common stock	-	(11)
Net cash from (used by) financing activities	3,408	2,084

Net change in cash and cash equivalents	2,418	(10,746)

Beginning cash and cash equivalents	19,160	25,152

Ending cash and cash equivalents	$21,578	$14,406

Supplemental cash flow information:
Interest paid	$411	$479

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the “Holding Company”) and its wholly-owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC, (together referred to as the “Company”).  Ghent Road, Inc. was formed in 2006 and owned the land adjacent to the corporate office, and Smith Ghent LLC owned the office building on such land. During October 2013, the Company consummated a sale of its corporate office building and adjacent land, and relocated its main office branch to a nearby location. After the sale was finalized, Ghent Road, Inc. and Smith Ghent LLC were legally dissolved, prior to year-end 2013.  However, the results of operations of Ghent Road, Inc. and Smith Ghent LLC for 2013 prior to dissolution are included in these consolidated financial statements.  Intercompany transactions and balances are eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2014 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K.  Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2013 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2013.  The Company has consistently followed those policies in preparing this Form 10-Q.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, adjusted for purchase premiums and discounts, deferred loan fees and costs, accrued interest receivable and an allowance for loan losses (ALLL).  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments. The recorded investment in loans includes accrued interest receivable.

The accrual of interest income on all classes of loans, except other consumer loans, is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Other consumer loans are typically charged off no later than 90 days past due.  Past due status is based on the contractual terms of the loan for all classes of loans.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Commercial, multi-family residential real estate loans and commercial real estate loans placed on nonaccrual status are individually classified as impaired loans.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income in the period in which it is placed in a nonaccrual status.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status.  Loans are considered for return to accrual status provided all the principal and interest amounts are contractually due are brought current, there is a current and well documented credit analysis,  there is reasonable assurance of repayment of principal and interest, and the customer has demonstrated sustained, amortizing payment performance of at least six months.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Loan Losses (ALLL):  The ALLL is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans within any loan class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and classified as impaired.

Factors considered by management in determining impairment for all loan classes include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Loans of all classes within the commercial, multi-family residential and commercial real estate segments, regardless of size, and loans of all other classes with balances over $250 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loans existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

TDRs of all classes of loans are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. If the payment of the loan is dependent on the sale of the collateral, then costs to liquidate the collateral are included when determining the impairment.  For TDRs that subsequently default, the amount of reserve is determined in accordance with the accounting policy for the ALLL.

Interest income on all classes of impaired loans that are on nonaccrual status is recognized in accordance with the accounting policy on nonaccrual loans.  Cash receipts on all classes of impaired loans that are on nonaccrual status are generally applied to the principal balance outstanding.  Interest income on all classes of impaired loans that are not on nonaccrual status is recognized on the accrual method. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note.

The general reserve component covers non impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by the Company over a three year period.  The general component is calculated based on CFBank’s loan balances and actual historical three year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

During the fourth quarter, after running parallel calculations and analyzing results for the last two quarters, the Bank revised its ALLL methodology for the general reserve.  Previously, the base methodology relied more heavily on industry data and loss given default rates and probability of default.  Based on the fact that the Bank has been tracking historical loss rates for a significant time, the new methodology uses a historical three year loss rate as its base methodology.  Similar to before, the base methodology may be supplemented with economic and judgmental factors.  Based on the change in methodology which considered portfolio migration, three year loss rates and revised economic and judgmental factors, a $250 reduction to the allowance for loan loss was recorded.  The impact on prior quarters was not considered material.

CFBank’s charge-off policy for commercial loans, single-family residential real estate loans, multi-family residential real estate loans, commercial real estate loans, construction loans and home equity lines of credit requires management to record a specific reserve or charge-off as soon as it is apparent that the borrower is troubled and there is, or likely will be a collateral shortfall related to the estimated value of the collateral securing the loan.  Other consumer loans are typically charged off no later than 90 days past due.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Three months ended March 31,
	2014	2013
Basic
Net loss	$(214)	$(810)
Less: Net loss allocated to unvested share-based payment awards	-	-
Earnings (loss) allocated to common stockholders	$(214)	$(810)

Weighted average common shares outstanding including unvested share-based payment awards	15,823,710	15,824,181
Less: Unvested share-based payment awards	-	(854)
Average shares	15,823,710	15,823,327

Basic earnings (loss) per common share	$(0.01)	$(0.05)

Diluted
Earnings (loss) allocated to common stockholders	$(214)	$(810)

Weighted average common shares outstanding for basic loss per common share	15,823,710	15,823,327
Add: Dilutive effects of assumed exercises of stock options	-	-
Add: Dilutive effects of assumed exercises of stock warrant	-	-
Average shares and dilutive potential common shares	15,823,710	15,823,327

Diluted earnings (loss) per common share	$(0.01)	$(0.05)

The following stock options were not considered in computing diluted earnings (loss) per common share because the options were anti-dilutive or the Company reported a net loss for the periods presented.

	Three months ended March 31,
	2014	2013
Stock options	632,126	259,076

Adoption of New Accounting Standards:

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or  a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application is permitted. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

In December 2011, the FASB amended existing guidance on disclosures about offsetting assets and liabilities. These amendments will enhance disclosures required by U.S. GAAP by requiring improved information about derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the Codification or subject to a master netting arrangement or similar agreement, irrespective of whether they are offset. This information will enable users of an entity's financial statements to evaluate the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. In January 2013, the FASB clarified that ordinary trade receivables and receivables are not in the scope of the December 2011 amended guidance. These amendments are effective for fiscal years beginning on or after January 1, 2013, and interim periods within those years. Retrospective disclosure is required for all comparative periods presented.  The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.

NOTE 2- REGULATORY ORDER CONSIDERATIONS

Regulatory Order Considerations:  On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Bank (the “FRB”) replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Notwithstanding the release of the CFBank Order, CFBank is required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12%.  In addition, in connection with the release and termination of the CFBank Order, CFBank has made certain commitments to the OCC to continue to adhere to certain prudent practices, including, without limitation, maintaining a written program to continue to improve CFBank’s credit underwriting and administrative process; take actions to protect its interest in criticized assets as identified by CFBank, the OCC examiners or its external loan review process; implement its written program to effectively identify, monitor, control and continue to reduce the level of credit risk to CFBank; review and monitor progress against such plan with the Board of Directors; and continue CFBank’s aggressive workout efforts and individualized workout plans on all criticized assets greater than $250,000.

The Holding Company Order remains in effect with the FRB.  The Holding Company Order requires the Company, among other things, to:  (i) submit by every December 31 a capital plan to the FRB that establishes a minimum tangible capital ratio commensurate with the Company’s consolidated risk profile, reduces the risk from current debt levels and addresses the Company’s cash flow needs; (ii) not pay cash dividends, redeem stock or make any other capital distributions without prior regulatory approval; (iii) not pay interest or principal on any debt or increase any Company debt or guarantee the debt of any entity without prior regulatory approval; (iv) obtain prior regulatory approval for changes in directors and senior executive officers; and (iv) not enter into any new contractual arrangement related to compensation or benefits with any director or senior executive officer without prior notification to the FRB.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

At March 31, 2014, CFBank had $18,408 in brokered deposits with maturity dates from April 2014 through August 2016. At March 31, 2014, cash, unpledged securities and deposits in other financial institutions totaled $24,614,  which is sufficient to cover brokered deposit maturities in 2014.  Brokered deposit maturities over the next three years are as follows:

March 31, 2015	$8,003
March 31, 2016	10,206
March 31, 2017	199
$18,408

Previously, because CFBank was under a regulatory order, it was prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service® (CDARS) program, without FDIC approval.  While under the CFBank Order, the Bank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012, September 14, 2012 and December 31, 2013.  On January 8, 2014, CFBank received a waiver for a 90-day period to allow the bank to renew deposits under the CDARS program.  With the release of the CFBank Order, CFbank is no longer subject to these restrictions.

CFBank dividends serve as a potential source of liquidity to the Holding Company to meet its obligations.  As of December 31, 2013, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering losses.

The directives contained in the Orders, and in commitments with our regulators, including higher capital requirements, requirements to reduce the level of our classified and criticized assets and various operating restrictions, may impede our full ability to operate our business and compete effectively in our markets.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders and the other regulatory requirements and directives to which we are subject, and we are continuing to work toward compliance with the provisions having future compliance dates.  Management believes we have received or provided all required approvals, non-objections, notifications and waivers with regard to the Orders.

As previously noted, the CFBank Order was terminated by the OCC on January 23, 2014.  The Holding Company Order will remain in effect until terminated, modified or suspended by the FRB.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2014
Corporate debt	$4,343	$13	$5	$4,351
State and municipal	1,918	-	29	1,889
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	840	42	-	882
Collateralized mortgage obligations	1,899	53	-	1,952
Total	$9,000	$108	$34	$9,074

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Corporate debt	$4,360	$11	$8	$4,363
State and municipal	1,926	-	7	1,919
Issued by U.S. government-sponsored entities and agencies:				-
Mortgage-backed securities - residential	934	49	-	983
Collateralized mortgage obligations	2,354	53	-	2,407

Total	$9,574	$113	$15	$9,672

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2014 or March 31, 2013.

There were no sales of securities for the three months ended March 31, 2014 or March 31, 2013.

The amortized cost and fair value of debt securities at March 31, 2014 are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	March 31, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,379	$2,373	$2,386	$2,379
Due from one to five years	3,882	3,867	3,900	3,903
Mortgage-backed securities	840	882	934	983
Collateralized mortgage obligations	1,899	1,952	2,354	2,407

Total	$9,000	$9,074	$9,574	$9,672

Fair value of securities pledged was as follows:

	March 31,	December 31,
	2014	2013
Pledged as collateral for:
FHLB advances	$1,789	$2,024
Public deposits	604	905
Interest-rate swaps	422	443
Total	$2,815	$3,372

At March 31, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$238	$-	$1,001	$5	$1,239	$5
State and municipal	1,011	1	878	28	1,889	29
Total temporarily impaired	$1,249	$1	$1,879	$33	$3,128	$34

December 31, 2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$239	$1	$1,002	$7	$1,241	$8
State and municipal	1,015	1	904	6	1,919	7
Total temporarily impaired	$1,254	$2	$1,906	$13	$3,160	$15

The unrealized losses in Corporate debt and State and municipal securities at March 31, 2014 and December 31, 2013, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2014 and December 31, 2013.

There was no unrealized loss in Collateralized mortgage obligations at March 31, 2014 and December 31, 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	March 31,	December 31,
	2014	2013

Commercial	$43,105	$37,526
Real estate:
Single-family residential	25,169	32,219
Multi-family residential	28,671	32,197
Commercial	82,466	83,752
Construction	17,306	11,465
Consumer:
Home equity lines of credit	15,377	14,851
Other	2,571	860
Subtotal	214,665	212,870
Less: ALLL	(5,763)	(5,729)

Loans, net	$208,902	$207,141

Commercial loans included $14,371 and $12,918, respectively, of commercial lines of credit which required interest only payments at March 31, 2014 and December 31, 2013.

Home equity lines of credit included $12,983 and $12,144, respectively, of loans which required interest only payments at March 31, 2014 and December 31, 2013.

Mortgage Purchase Program

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase an 80% interest from Northpointe fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans common credit risks such as the following are substantially reduced: past due, impairment and TDR, nonperforming, and nonaccrual classification, therefore no allowance is allocated to these loans.  NorthPointe maintains a 20% ownership interest in each loan it participates. The agreement further calls for full control to be relinquished by the Broker to NorthPointe and its Participants with recourse to the broker after 120 days, at the sole discretion of Northpointe.  As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.    At March 31, 2014 and December 31, 2013, CFBank held $4,998 and $12,743, respectively, of such loans which have been included in single-family residential loan totals above.

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the consolidated financial statements in the Company’s 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2014:

	Three months ended March 31, 2014
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,759	$120	$1,262	$2,325	$119	$139	$5	$5,729
Addition to (reduction in) provision for loan losses	(175)	38	196	(265)	259	(35)	2	20
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	3	1	-	4	-	5	1	14
Ending balance	$1,587	$159	$1,458	$2,064	$378	$109	$8	$5,763

The following table presents the activity in the ALLL by portfolio segment for the three months ended March, 2013:

	Three months ended March 31, 2013
		Real Estate				Consumer
		Single-	Multi-			Home Equity
	Commercial	family	family	Commercial	Construction	lines of credit	Other	Total

Beginning balance	$1,311	$332	$1,396	$1,946	$-	$241	$11	$5,237
Addition to (reduction in) provision for loan losses	81	(94)	179	197	1	(23)	(15)	326
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	17	1	29	54	-	2	16	119
Ending balance	$1,409	$239	$1,604	$2,197	$1	$220	$12	$5,682

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2014:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$487	$-	$369	$163	$-	$-	$-	$1,019
Collectively evaluated for impairment	1,100	159	1,089	1,901	378	109	8	4,744
Total ending allowance balance	$1,587	$159	$1,458	$2,064	$378	$109	$8	$5,763

Loans:
Individually evaluated for impairment	$926	$311	$1,725	$5,706	$-	$-	$-	$8,668
Collectively evaluated for impairment	42,179	24,858	26,946	76,760	17,306	15,377	2,571	205,997
Total ending loan balance	$43,105	$25,169	$28,671	$82,466	$17,306	$15,377	$2,571	$214,665

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2013:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$532	$-	$402	$191	$-	$-	$-	$1,125
Collectively evaluated for impairment	1,227	120	860	2,134	119	139	5	4,604
Total ending allowance balance	$1,759	$120	$1,262	$2,325	$119	$139	$5	$5,729

Loans:
Individually evaluated for impairment	992	$317	$1,759	$5,845	$-	$-	$-	$8,913
Collectively evaluated for impairment	36,534	31,902	30,438	77,907	11,465	14,851	860	203,957
Total ending loan balance	$37,526	$32,219	$32,197	$83,752	$11,465	$14,851	$860	$212,870

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at March 31, 2014.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three months ended March 31, 2014.  Cash payments of interest during the three months ended March 31, 2014 totaled $54.

	As of March 31, 2014			Three months ended March 31, 2014
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$120	$-	$121	$-
Real estate:
Single-family residential	346	185	-	185	-
Multi-family residential	-	-	-	-	-
Commercial:
Non-owner occupied	2,009	1,440	-	1,444	-
Owner occupied	1,987	1,036	-	1,044	-
Land	-	-	-	-	-
Total with no allowance recorded	4,477	2,781	-	2,794	-

With an allowance recorded:
Commercial	806	806	487	817	6
Real estate:
Single-family residential	126	126	-	126	2
Multi-family residential	1,725	1,725	369	1,736	1
Commercial:
Non-owner occupied	2,117	2,117	44	2,122	33
Owner occupied	392	392	7	394	5
Land	766	721	112	733	5
Total with an allowance recorded	5,932	5,887	1,019	5,928	52
Total	$10,409	$8,668	$1,019	$8,722	$52

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2013.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three months ended March 31, 2013.  Cash payments of interest during the three months ended March 31, 2013 totaled $57.

	As of December 31, 2013			Three months ended March 31, 2013
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$120	$-	$172	$-
Real estate:
Single-family residential	352	191	-	-	-
Multi-family residential	-	-	-	1,860	-
Commercial:
Non-owner occupied	2,022	1,453	-	1,928	-
Owner occupied	2,021	1,070	-	1,219	-
Land	-	-	-	-	-
Total with no allowance recorded	4,530	2,834	-	5,179	-

With an allowance recorded:
Commercial	872	872	532	884	5
Real estate:
Single-family residential	126	126	-	128	2
Multi-family residential	1,759	1,759	402	280	1
Commercial:
Non-owner occupied	2,158	2,158	46	2,230	34
Owner occupied	397	397	7	393	6
Land	812	767	138	386	6
Total with an allowance recorded	6,124	6,079	1,125	4,301	54
Total	$10,654	$8,913	$1,125	$9,480	$54

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	March 31,	December 31,
	2014	2013
Nonaccrual loans:
Commercial	$523	$563
Real estate:
Single-family residential	463	479
Multi-family residential	1,669	1,701
Commercial:
Non-owner occupied	1,440	1,453
Owner occupied	1,036	1,070
Land	381	420
Consumer:
Home equity lines of credit:
Originated for portfolio	52	52
Total nonaccrual and nonperforming loans	$5,564	$5,738

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at March 31, 2014 or December 31, 2013.

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$9	$121	$130	$42,975	$402
Real estate:
Single-family residential	334	61	354	749	24,420	109
Multi-family residential	548	-	-	548	28,123	1,669
Commercial:
Non-owner occupied	-	-	923	923	41,506	517
Owner occupied	-	-	-	-	34,691	1,036
Land	-	-	381	381	4,965	-
Construction	309	-	-	309	16,997	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	13,535	52
Purchased for portfolio	-	-	-	-	1,842	-
Other	42	-	-	42	2,529	-
Total	$1,233	$70	$1,779	$3,082	$211,583	$3,785

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$-	$121	$121	$37,405	$442
Real estate:
Single-family residential	352	268	247	867	31,352	232
Multi-family residential	-	-	-	-	32,197	1,701
Commercial:
Non-owner occupied	-	-	923	923	42,199	530
Owner occupied	-	-	-	-	35,202	1,070
Land	-	-	420	420	5,008	-
Construction	-	-	-	-	11,465	-
Consumer:
Home equity lines of credit:
Originated for portfolio	52	-	-	52	12,930	52
Purchased for portfolio	123	-	-	123	1,746	-
Other	2	11	-	13	847	-
Total	$529	$279	$1,711	$2,519	$210,351	$4,027

Troubled Debt Restructurings (TDRs):

As of March 31, 2014 and December 31, 2013, TDRs totaled $5.9 million and $6.1 million, respectively.  The Company allocated $918 and $998 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2014 and December 31, 2013, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2014 or December 31, 2013 to customers with outstanding loans classified as nonaccrual TDRs.

During the quarter ended March 31, 2014 and March 31, 2013, no loans were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

There were no TDRs in payment default or that became nonperforming during the period ended March 31, 2014 and 2013.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended March 31, 2014 and 2013 that did not meet the definition of a TDR. These loans had a total recorded investment of $379 and $6,635 as of March 31, 2014 and 2013, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2014 and December 31, 2013, nonaccrual TDRs were as follows:

	March 31,	December 31,
	2014	2013
Commercial	$402	$442
Real estate:
Single-family residential	185	190
Multi-family residential	1,668	1,701
Commercial:
Non-owner occupied	-	-
Owner occupied	224	238
Total	$2,479	$2,571

Nonaccrual loans at March 31, 2014 and December 31, 2013 do not include $3,435 and $3,517, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans by risk category and by class of loans as of March 31, 2014 and based on the most recent analysis performed follows.  There were no loans rated doubtful at March 31, 2014.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$196	$41,431	$586	$892	$43,105
Real estate:
Single-family residential	24,653	-	-	516	25,169
Multi-family residential	-	26,180	-	2,491	28,671
Commercial:
Non-owner occupied	159	37,243	519	4,508	42,429
Owner occupied	-	31,219	858	2,614	34,691
Land	86	2,011	-	3,249	5,346
Construction	5,295	12,011	-	-	17,306
Consumer:
Home equity lines of credit:
Originated for portfolio	13,383	-	-	152	13,535
Purchased for portfolio	1,265	-	409	168	1,842
Other	2,571	-	-	-	2,571
	$47,608	$150,095	$2,372	$14,590	$214,665

The recorded investment in loans by risk category and by class of loans as of December 31, 2013 follows.  There were no loans rated doubtful at December 31, 2013.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$228	$35,424	$921	$953	$37,526
Real estate:
Single-family residential	31,685	-	-	534	32,219
Multi-family residential	-	29,667	-	2,530	32,197
Commercial:
Non-owner occupied	3,170	34,834	556	4,561	43,121
Owner occupied	-	31,489	1,045	2,669	35,203
Land	87	2,023	-	3,318	5,428
Construction	2,115	9,350	-	-	11,465
Consumer:
Home equity lines of credit:
Originated for portfolio	12,828	-	-	154	12,982
Purchased for portfolio	1,285	-	414	170	1,869
Other	860	-	-	-	860
	$52,258	$142,787	$2,936	$14,889	$212,870

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

Derivatives:  The fair value of derivatives, which includes yield maintenance provisions, interest rate lock commitments and interest rate swaps, is based on valuation models using observable market data as of the measurement date (Level 2).

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

Appraisals for both collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company approved by the Board of Directors annually. Once received, the loan officer or a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are updated as needed based on facts and circumstances associated with the individual properties.  Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties.  Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property.  Management applies an additional discount to real estate appraised values, typically to reflect changes in market conditions since the date of the appraisal and to cover disposition costs (including selling expenses) based on the intended disposition method of the property.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Loans held for sale:  Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2014 using Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,351
State and municipal	1,889
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	882
Collateralized mortgage obligations	1,952
Total securities available for sale	$9,074

Loans held for sale	4,090

Yield maintenance provisions (embedded derivatives)	$553

Interest rate lock commitments	$32

Financial Liabilities:
Interest-rate swaps	$553

Fair Value Measurements at December 31, 2013 using Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,363
State and municipal	1,919
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	983
Collateralized mortgage obligations	2,407
Total securities available for sale	$9,672

Loans held for sale	3,285

Yield maintenance provisions (embedded derivatives)	$599

Interest rate lock commitments	$16

Financial Liabilities:
Interest-rate swaps	$599

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2014 or December 31, 2013.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2014 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$-
Real Estate:
Single-family residential	310
Multi-family residential	1,301
Commercial:
Non-owner occupied	-
Owner occupied	231
Land	609
Total impaired loans	$2,451

Fair Value Measurements at December 31, 2013 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$-
Real Estate:
Single-family residential	316
Multi-family residential	1,301
Commercial:
Non-owner occupied	-
Owner occupied	234
Land	629
Total impaired loans	$2,480

The Company had no assets or liabilities, that were material, measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2014 or December 31, 2013.

The Impaired loan servicing rights, which are carried at fair value at March 31, 2014 and December 31, 2013, are not material based on the value of the asset.

Impaired loans carried at the fair value of the collateral for collateral dependent loans, had an unpaid principal balance of $3,337 with a valuation allowance of $886, at March 31, 2014. There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2014 or 2013.  Impaired loans carried at the fair value of collateral had an unpaid principal balance of $3,465, with a valuation allowance of $985 at December 31, 2013.

During the three months ended March 31, 2014, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial real estate:
Single-family residential	310	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-17.67% - 2.35) -8.33%

Multi-family residential	1,301	Comparable sales approach	Adjustment for differences between the comparable market transactions	-20.59%
Commercial:
Owner occupied	231	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%

Land	609	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-8.59% - 8.10%) 1.44%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measures at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	Range (Weighted Average)
Impaired loans:
Commercial real estate:
Single -family residential	316	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-17.67% - 2.35) -8.33%

Multi-family residential	1,301	Comparable sales approach	Adjustment for differences between the comparable market transactions	-20.59%
Commercial:
Owner occupied	234	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%

Land	629	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-8.59% - 8.10%) 1.44%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2014 or December 31, 2013.

As of March 31, 2014 and December 31, 2013, the aggregate fair value, contractual balance (including accrued interest) and gain or loss were as follows:

	March 31, 2014	December 31, 2013

Aggregate fair value	$4,090	$3,285
Contractual balance	4,059	3,270
Gain (loss)	31	15

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2014 and 2013 for loans held for sale were:

	Three months ended March 31,
	2014	2013
Interest income	$16	$5
Interest expense	-	-
Change in fair value	16	(11)
Total change in fair value	$32	$(6)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 were as follows:

	Fair Value Measurements at March 31, 2014 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,578	$21,578	$-	$-	$21,578
Interest-bearing deposits in other financial institutions	1,486	1,486	-	-	1,486
Securities available for sale	9,074	-	9,074	-	9,074
Loans held for sale	4,090	-	4,090	-	4,090
Loans, net	208,902	-	-	209,472	209,472
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	69	4	65	-	69
Yield maintenance provisions (embedded derivatives)	553	-	553	-	553
Interest rate lock commitments	32	-	32	-	32

Financial liabilities
Deposits	$(215,688)	$(92,232)	$(124,260)	$-	$(216,492)
FHLB advances and other borrowings	(13,000)	-	(13,013)	-	(13,013)
Advances by borrowers for taxes and insurance	(137)	-	-	(137)	(137)
Subordinated debentures	(5,155)	-	(2,925)	-	(2,925)
Accrued interest payable	(287)	-	(287)	-	(287)
Interest-rate swaps	(553)	-	(553)	-	(553)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:

	Fair Value Measurements at December 31, 2013 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,160	$19,160	$-	$-	$19,160
Interest-bearing deposits in other financial institutions	1,982	1,982	-	-	1,982
Securities available for sale	9,672	-	9,672	-	9,672
Loans held for sale	3,285	-	3,285	-	3,285
Loans, net	207,141	-	-	207,445	207,445
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	50	4	46	-	50
Yield maintenance provisions (embedded derivatives)	599	-	599	-	599
Interest rate lock commitments	16	-	16	-	16

Financial liabilities
Deposits	$(208,309)	$(89,266)	$(119,933)	$-	$(209,199)
FHLB advances and other borrowings	(16,526)	-	(10,051)	(6,526)	(16,577)
Subordinated debentures	(5,155)	-	(3,004)	-	(3,004)
Accrued interest payable	(255)	-	(255)	-	(255)
Interest-rate swaps	(599)	-	(599)	-	(599)

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

The fair values for secured borrowings are valued in the same manner as loans noted above, resulting in a level 3 classification.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 6 –FHLB ADVANCES

Fixed Rate Advances from the FHLB were as follows:

	Rate	March 31, 2014	December 31, 2013
Fixed Rate Advances
Maturities:
January 2014	3.12%		$5,000
April 2014	0.20%	2,500	-
May 2014	3.06%	5,000	5,000
July 2014	0.20%	3,000	-
January 2015	0.35%	2,500	-
Total		$13,000	$10,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

In January 2014, a $5,000 fixed rated advance matured and was replaced with a $2,500 advance with a 12 month term with a fixed rate of .35%, a $2,500 advance with a 3 month term with a fixed rate of .20% and a $3,000 advance with a 6 month term with a fixed rate of .20%.

The advances were collateralized as follows:

	March 31, 2014	December 31, 2013

Single-family mortgage loans	$14,833	$14,940
Multi-family mortgage loans	4,787	4,890
Commercial real estate loans	2,904	3,339
Securities	1,789	2,024
Cash	3,300	3,300
Total	$27,613	$28,493

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $ 18,585 from the FHLB at March 31, 2014.  As of December 31, 2013, due to credit restrictions imposed by the FHLB due to the CFBank Order, any advances were limited to terms of no longer than one year. Effective January 24, 2014, as a result of the termination of the CFBank Order, the FHLB notified CFBank that term restrictions on the advances have been lifted.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 7 - OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (the “FRB”) at March 31, 2014 or at December 31, 2013.

Assets pledged as collateral with the FRB were as follows:

	March 31, 2014	December 31, 2013

Commercial Loans	20,020	19,591
Commercial Real Estate Loans	30,183	28,721
Total	$50,203	$48,312

Based on the collateral pledged, CFBank was eligible to borrow up to $31,494 from the FRB at March 31, 2014.

CFBank had a $1.0 million line of credit with a commercial bank at both March 31, 2014 and December 31, 2013.  There were no outstanding borrowings on this line of credit at March 31, 2014 or December 31, 2013.  If CFBank were to borrow on this line of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During the course of 2013, CFBank entered into certain loan participations that, according to the structure of the transactions, did not qualify for sales accounting treatment and are therefore accounted for as secured borrowings.  At December 31, 2013, there were five loan participation agreements classified as secured borrowings totaling approximately $6,500.  The maturities of the secured borrowings range from March 2016 through January 2024, with a weighted average rate of approximately 4.10%. These loans provided CFBank with the ability to repurchase the loan at their discretion. During March 2014, management amended the aforementioned loan participation agreements to remove the language that disqualified the loan participations from sales accounting treatment and CFBank entered into amended loan participation agreements with the participating institutions with respect to the five loans that were classified as secured borrowings at December 31, 2013.  There were no secured borrowing transactions as of March 31, 2014.  CFBank retains an ownership interest in participated loans and provides customary servicing to the third-parties which are typically other community banks.

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

The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest.  The subordinated debentures mature on December 30, 2033.  The subordinated debentures are also redeemable in whole or in part, from time to time, upon the occurrence of specific events defined within the trust indenture.  There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures for a period not to exceed five consecutive years. The Company’s Board of Directors elected to defer interest payments on the subordinated debentures in 2010.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Cumulative deferred interest payments through September 30, 2012 totaling $348 were paid current in December 2012 with the approval of the FRB. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $251 as of March 31, 2014 and  $210  as of December 31, 2013. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FRB.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.08% at March 31, 2014 and 3.10% at December 31, 2013.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $74 and $21, respectively, for the three months ended March 31, 2014 and 2013.  The total income tax effect was not material for the three months ended March 31, 2014 and 2013.

The Plans, which are stockholder-approved, provide for stock option grants and restricted stock awards to directors, officers and employees. The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares of common stock for stock option grants and 15,511 shares of common stock for restricted stock awards.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan, which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, stockholders approved the First Amendment to the 2009 Equity Compensation Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 1,500,000.

Stock Options

The Plans permit the grant of stock options to directors, officers and employees for up to 1,638,778 shares of common stock.  Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years, and are exercisable for ten years from the date of grant.  Unvested stock options immediately vest upon a change of control.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no options granted during the three months ended March 31, 2014  The fair value of the options granted during the three months ended March 31, 2013 was determined using the following weighted average assumptions as of the grant dates as listed in the table below.

Three months ended
March 31, 2013

Risk-free interest rate	1.32%
Expected term (years)	7
Expected stock price volatility	80%
Dividend yield	0%

A summary of stock option activity in the Plans for the three months ended March 31, 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	639,686	$1.70
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled or Forfeited	(7,560)	1.44
Outstanding at end of period	632,126	$1.70	9.2	$-

Expected to vest	545,001	$1.40	9.3	$-

Exercisable at end of period	87,125	$3.63	8.2	$-

During the three months ended March 31, 2014, there were 7,560 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares is reversed.

There were no shares granted or exercised during the three months ended March 31, 2014 and 30,000 shares granted during the three months ended March 31, 2013.

As of March 31, 2014, there was $307 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.6 years.  Substantially all of the 545,001 nonvested stock options at March 31, 2014 are expected to vest.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock was determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 942,912 shares available for stock option grants and restricted stock to be issued under the Plans at March 31, 2014.  There were no shares of restricted stock issued during the three months ended March 31, 2014 and 2013.  As of March 31, 2014 there were no nonvested restricted share awards.

There were no shares forfeited during the three months ended March 31, 2014.  During the three months ended March 31, 2013, 1,000 shares were forfeited, which resulted in the reversal of previously recognized expense associated with the nonvested shares. As of March 31, 2013, the total unrecognized compensation cost related to nonvested restricted shares granted under the Plans was immaterial.  There were no shares vested during the three months ended March 31, 2014 and 2013.

NOTE 10 – REGULATORY CAPITAL MATTERS

CFBank is subject to regulatory capital requirements administered by federal banking agencies.  Prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action.

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

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Applicable Regulatory		Required By
	Actual		Adequacy Purposes		Action Regulations		OCC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2014
Total Capital to risk
weighted assets	$27,476	12.43%	$17,678	8.00%	$22,097	10.00%	$26,517	12.00%

Tier 1 (Core) Capital to risk
weighted assets	24,676	11.17%	8,839	4.00%	13,258	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	24,676	9.64%	10,241	4.00%	12,802	5.00%	20,483	8.00%

Tangible Capital to
adjusted total assets	24,676	9.64%	3,840	1.50%	N/A	N/A	N/A	N/A

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

					To Be Well
					Capitalized Under
			For Capital		Applicable Regulatory		Required By
	Actual		Adequacy Purposes		Capital Standards		OCC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31,2013
Total Capital to risk
weighted assets	$26,246	12.08%	$17,385	8.00%	$21,731	10.00%	$26,078	12.00%

Tier 1 (Core) Capital to risk
weighted assets	23,492	10.81%	8,693	4.00%	13,039	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	23,492	9.34%	10,061	4.00%	12,576	5.00%	20,121	8.00%

Tangible Capital to
adjusted total assets	23,492	9.34%	3,773	1.50%	N/A	N/A	N/A	N/A

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  CFBank met the heightened capital requirements imposed by the OCC at March 31, 2014, as discussed below, and met the capital requirement at December 31, 2013 as required by the CFBank Order.  However, CFBank was not considered “well capitalized” under the aforementioned applicable regulatory capital standards at December 31, 2013 because of the existence of the CFBank Order as of such date.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remains subject to the heightened capital requirements imposed by the OCC and is required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets.  See Note 2.-Regulatory Order Considerations for additional information.

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test has been met at March 31, 2014 and December 31, 2013.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. CFBank must receive regulatory approval prior to any dividend payments.  Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 14-Income taxes.

As of March 31, 2014, CFBank could pay no dividends to the Holding Company under the regulations described above without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering losses.

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:  CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $5,859 at March 31, 2014 and $7,535 at December 31, 2013.

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

Contingent Features:  The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2014, CFBank had $922 in securities and cash pledged as collateral for these derivatives.   Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps could be called by the counterparty as a result of CFBank’s failure to maintain well-capitalized status under regulatory capital standards.  Should market interest rates decrease from March 31, 2014 levels, the payment may increase in the event the swaps are called.   In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers prepaying the loans, as of March 31, 2014 would incur a net $553 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	March 31, 2014	December 31, 2013

Notional amount	$5,859	$7,535
Weighted average pay rate on interest-rate swaps	4.18%	3.86%
Weighted average receive rate on interest-rate swaps	0.16%	0.19%
Weighted average maturity (years)	4.3	3.6
Fair value of interest-rate swaps	$(553)	$(599)
Fair value of yield maintenance provisions	553	599

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three months ended March 31, 2014 or 2013.

Mortgage banking derivatives: Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $5,854 and $3,476 of interest rate lock commitments related to residential mortgage loans at March 31, 2014 and December 31, 2013, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $32 and $16 at March 31, 2014 and December 31, 2013, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 12 – INCOME TAXES

The Company maintained a valuation allowance against the net deferred tax assets at March 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, within the guidelines of Section 382 of the Internal Revenue Code of 1986, was that the Company incurred an ownership change. At year-end 2013, the Company had net operating loss carryforwards of $27,835, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit   carryforwards of $60, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

At March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2010.

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

			Three months ended March 31,
			2014	2013

			Unrealized Gains and Losses on Available-for-Sale Securities	Unrealized Gains and Losses on Available-for-Sale Securities

	Accumulated Other Comprehensive Income (Loss)		$98	$107

	Other comprehensive income before reclassifications		(24)	25
	Amount reclassified from accumulated other comprehensive income	(2)	-	-
	Net current-period other comprehensive income (loss)		(24)	25

	Accumulated Other Comprehensive Income		$74	$132

(1)	All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)	There no amounts reclassified out of other comprehensive income for the three months ended March 31, 2014 and 2013

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 14- SUBSEQUENT EVENT

On May 12, 2014, the Company completed the sale of 270,000 shares of its newly designated 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B, with a liquidation preference of $25.00 per share (“Series B Preferred Stock”), for an aggregate offering price of $6,750,000.  The 270,000 shares of Series B Preferred Stock were sold pursuant to the Company’s private placement of up to 480,000 shares of Series B Preferred Stock for an offering price of $25.00 per share.  The Series B Preferred Stock was sold by the Company with the assistance of McDonald Partners, LLC, as placement agent, on a best efforts basis.   After payment of approximately $272,250 in placement fees to McDonald Partners, LLC and approximately $75,000 of other offering expenses, the Company’s net proceeds from its sale of the 270,000 shares of Series B Preferred Stock were approximately $6,402,750.

For each share of Series B Preferred Stock sold in the private placement, the Company also agreed to issue, at no additional charge, a warrant (“Warrant”) to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700,000 (28,000 shares) of Series B Preferred Stock in the private placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700,000 (28,000 shares) or more of Series B Preferred Stock in the private placement.  Warrants to purchase an aggregate of 610,000 shares of common stock were issued by the Company to the purchasers of the 270,000 shares of Series B Preferred Stock sold on May 12, 2014.  Subject to certain limitations, the Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a cash purchase price of $1.85 per share of common stock.

The Series B Preferred Stock and Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any state in reliance upon exemptions from registration thereunder, including the exemptions provided under Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.  The Series B Preferred Stock and Warrants were sold solely to “accredited investors” as defined in Rule 501(a), and neither the Series B Preferred Stock or Warrants, nor any shares of common stock of the Company into which the Series B Preferred Stock may be converted or for which the Warrants may be exercised, may be resold for a period of at least six months from the date of issue without registration or an exemption from registration under the Securities Act and applicable state securities laws.  However, the Company has agreed to provide certain registration rights to the holders of the Warrants pursuant to the terms of a Registration Rights Agreement entered into as of May 12, 2014, between the Company and each purchaser of Series B Preferred Stock and Warrants in the private placement.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

Statements in this quarterly report and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the Holding Company) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  The following factors could cause such differences:

•

a continuation of difficult economic conditions including high unemployment rates or other adverse changes in general economic conditions, economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

•	changes in interest rates that may reduce net interest margin and impact funding sources;
•	the possibility that we will need to make increased provisions for loan losses;
•	our ability to maintain sufficient liquidity to continue to fund our operations;
•	our ability to reduce our high level of nonperforming assets and the associated operating expenses;
•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;
•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;
•

results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan losses or write-down assets;

•	our ability to continue to meet regulatory guidelines, and to meet the requirements of the regulatory orders and commitments to which we are subject;
•	uncertainty related to the counterparty to call our interest-rate swaps;
•	our ability to generate profits in the future;
•	our ability to raise additional capital in the future, if necessary;
•	changes in tax laws, rules and regulations;
•	increases in deposit insurance rates or premiums;
•	further legislative and regulatory changes which may increase compliance costs and burdens;
•	unexpected losses of key management;
•

various monetary and fiscal policies and regulations, including those determined by the Board of Governors of the Federal Reserve System (the “FRB”), the Federal Deposit Insurance Corporation (the “FDIC”) and the Office of the Comptroller of the Currency (the “OCC”);

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

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  The Company, believes it has chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

Our filings with the Securities and Exchange Commission (the “SEC”), detail other risks, all of which are difficult to predict and many of which are beyond our control.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses, income and other various taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses.  In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and cash flows.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act included numerous provisions designed to strengthen the financial industry, enhance consumer protection, expand disclosures and provide for transparency.  Some of these provisions included changes to FDIC insurance coverage, which included a permanent increase in the coverage to $250,000 per depositor. Additional provisions created a Bureau of Consumer Financial Protection, which is authorized to write rules on all consumer financial products. Still other provisions created a Financial Stability Oversight Council, which is not only empowered to determine the entities that are systemically significant and therefore require more stringent regulations, but which is also charged with reviewing, and, when appropriate, submitting comments to the SEC and Financial Accounting Standards Board (FASB) with respect to existing or proposed accounting principles, standards or procedures. The aforementioned are only a few of the numerous provisions included in the Dodd-Frank Act. The overall impact of the entire Dodd-Frank Act will not be known until full implementation is completed, but the possibility of significant additional compliance costs exists, and the Dodd-Frank Act consequently may have a material adverse impact on our operations.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CEASE AND DESIST ORDERS

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FRB replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank.  See Note 2 to the consolidated financial statements included in this quarterly report for additional information regarding the Orders.

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

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Pursuant to the CFBank Order, in effect through January 23, 2014, CFBank could not declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators while CFBank is suffering losses.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $2.1 million in cash and cash equivalents at March 31, 2014.  The regulators have further required the Holding Company to develop a business plan, separate from the Bank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General. Assets totaled $259.0 million at March 31, 2014 and increased $3.2 million, or 1.3%, from $255.7 million at December 31, 2013.  The increase was primarily due to a $2.4 million increase in cash and cash equivalents, a $1.8 million increase in net loan balances, partially offset by a $598,000 decrease in securities available for sale and a  $496,000 decrease in interest bearing deposits in other financial institutions related to repayments and maturities.

Cash and cash equivalents.  Cash and cash equivalents totaled $21.6 million at March 31, 2014 and increased $2.4 million, or 12.6%, from $19.2 million at December 31, 2013.  The increase in liquidity was a result of management's efforts to increase deposit activity in order to fund anticipated loan growth in the pipeline.

Securities. Securities available for sale totaled $9.1 million at March 31, 2014 and decreased $598,000, or 6.2%, compared to $9.7 million at December 31, 2013.  The decrease was due to maturities and repayments.

Loans.  Net loans totaled $208.9 million at March 31, 2014 and increased 1.8 million, or 0.9%, from $207.1 million at December 31, 2013. The increase was primarily due to a $5.6 million increase in commercial and a $5.8 million increase in construction loan balances, partially offset by a $3.5 million decrease in multi-family and $7.1 million decrease in single-family residential loan balances,  as a result of a decline in Northpointe loan balances.

On December 11, 2012, the Bank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.   Through a participation agreement, CFBank agreed to purchase from Northpointe an 80% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are no reserves allocated to these loans.  Northpointe maintains a 20% ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans. During

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

the three months ended March 31, 2014, loan origination activity in the program totaled $34.1 and payoffs for the same period totaled $41.8, respectively.  At March 31, 2014 and December 31, 2013, CFBank held $5.0 million and $12.7, respectively, of such loans which are included in single family residential loan totals.

Allowance for loan losses (ALLL). The ALLL totaled $5.8 million at March 31, 2014 and increased $34,000,  or 0.6%, from $5.7 million at December 31, 2013.  The increase in the ALLL was due to a 0.9% increase in overall loan balances and net recoveries during the three months ended March 31, 2014. The ratio of the ALLL to total loans was 2.68% at March 31, 2014, compared to 2.69% at December 31, 2013.  In addition, the ratio of the ALLL to nonperforming loans improved to 103.6% at March 31, 2014, compared to 99.9% at December 31, 2013.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans of all classes within the commercial, commercial real estate and multi-family residential loan segments, regardless of size, and loans of all other classes over $500,000, are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and are classified as impaired.  See Notes 1 and 4 to our consolidated financial statements included in this quarterly report for additional information regarding the ALLL.

Individually impaired loans totaled $8.7 million at March 31, 2014, and decreased $245,000, or 2.7%, from $8.9 million at December 31, 2013.  The decrease was primarily due to loan repayments.  The amount of the ALLL specifically allocated to individually impaired loans totaled $1.0 million at March 31, 2014 and $1.1 million at December 31, 2013.

The specific reserve on impaired loans is based on management’s estimate of the present value of estimated future cash flows using the loan’s effective rate or the fair value of collateral, if repayment is expected solely from the collateral.  On at least a quarterly basis, management reviews each impaired loan to determine whether it should have a specific reserve or partial charge-off. Management relies on appraisals or internal evaluations to help make this determination.  Determination of whether to use an updated appraisal or internal evaluation is based on factors including, but not limited to, the age of the loan and the most recent appraisal, condition of the property and whether we expect the collateral to go through the foreclosure or liquidation process.  Management considers the need for a downward adjustment to the valuation based on current market conditions and on management’s analysis, judgment and experience. The amount ultimately charged-off for these loans may be different from the specific reserve, as the ultimate liquidation of the collateral and/or projected cash flows may be different from management’s estimates.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $174,000, or 3.0%, and totaled $5.6 million at March 31, 2014, compared to $5.7 million at December 31, 2013.  The decrease in nonperforming loans was due to loan repayments. The ratio of nonperforming loans to total loans decreased to 2.6% at March 31, 2014 compared to 2.7% at December 31, 2013.

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $2.5 million at March 31, 2014 and $2.6 million at December 31, 2013.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at March 31, 2014 and December 31, 2013 do not include $3.4 million and $3.5 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

See Note 4 to the consolidated financial statements included in this quarterly report for additional information regarding impaired loans and nonperforming loans.

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by the Company over a three year period.  The general component is calculated based on CFBank’s loan balances and actual historical three year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

During the fourth quarter of 2013, after running parallel calculations and analyzing results for the last two quarters CFBank revised its ALLL methodology for the general reserve.  Previously, the base methodology relied more heavily on industry data and loss given default rates and probability of default.  Based on the fact that CFBank has been tracking historical loss rates for a significant time, the new methodology uses a historical three year loss rate as its base methodology.  Similar to before, the base methodology may be supplemented with economic and judgmental factors.    Based on the change in methodology which considered portfolio migration, three year loss rates and revised economic and judgmental factors, a $250,000 reduction to the allowance for loan loss was recorded.  The impact on prior quarters was not considered material.

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

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. However, the levels of criticized and classified loans decreased during the three months ended March 31, 2014.  Loans designated as special mention decreased $564,000, or 19.2%, and totaled $2.4 million at March 31, 2014, compared to $2.9 million at December 31, 2013.  Loans classified as substandard decreased $299,000, or 2.0%, and totaled $14.6 million at March 31, 2014, compared to $14.9 million at December 31, 2013.  No loans were classified as doubtful at March 31, 2014 and December 31, 2013.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding risk classification of loans.

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

Total past due loans increased $563,000, or 22.3%, and totaled $3.1 million at March 31, 2014, compared to $2.5 million at December 31, 2013.  Past due loans totaled 1.4% of the loan portfolio at March 31, 2014, compared to 1.2% at December 31, 2013.  The increase was primarily due to an increase in multi-family residential and construction loans, partially offset by a decrease in equity lines and residential mortgage loans.  See Note 4 to our consolidated financial statements included in this quarterly report for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $14.3 million, or 33.3%, of the commercial portfolio at March 31, 2014 compared to $12.9 million, or 34.4%, at December 31, 2013.  Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $13.0 million, or 82.6%, of the total home equity lines credit at March 31, 2014 compared to $12.1 million, or 81%, at December 31, 2013.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2014; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or based on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $1.6 million at March 31, 2014, and remained constant compared to $1.6 million at December 31, 2013.  Foreclosed assets at March 31, 2014 consisted of one multi-family property in Mansfield, Ohio.

The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming and other loans with credit issues.

Deposits. Deposits totaled $215.7 million at March 31, 2014 and increased $7.4 million, or 3.5%, from $208.3 million at December 31, 2013.  The increase is primarily attributed to a $4.7 million increase in checking account balances, a $4.4 million increase in certificate of deposits and a $815,000 increase in saving account balances, offset by a $2.5 million decrease in money market account balances.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $18.4 million at March 31, 2014, and decreased $3.0 million, or 13.9%, from $21.4 million at December 31, 2013.  The decrease in brokered deposits is primarily due to the maturity of a $5.0 million brokered certificate of deposit,  offset by a $2.4 million increase in CDARS balances.

While the CFBank Order was in place from May 2011 until January 2014,  CFBank was prohibited from accepting or renewing brokered deposits, including CDARS balances.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, and the restrictions were subsequently lifted upon the termination of the CFBank Order in January 2014.  Customer balances in the CDARS program totaled $8.3 million at March 31, 2014 and increased $2.4 million, or 40.9%, from $5.9 million at December 31, 2013.

FHLB advances. FHLB advances totaled $13.0 million at March 31, 2014 and $10.0 million December 31, 2013, respectively.  At year-end 2013, CFBank was limited to borrowing term maturities not exceeding 365 days due to restrictions imposed by FHLB due to the existence of the CFBank Order.  With the termination of the CFBank Order effective January 23, 2014, the FHLB notified CFBank that the restriction on borrowing terms had been lifted, effective January 24, 2014.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both March 31, 2014 and December 31, 2013.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering. Cumulative deferred interest payments through September 30, 2012 totaling $348,000 were paid current in December 2012 with the approval of the FRB. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $251,000 as of March 31, 2014 and $210,000 as of December 31, 2013. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FRB.

Stockholders’ equity.    Stockholders’ equity totaled $22.7 million at March 31, 2014, a decrease of $164,000, or 0.72%, from $22.9 million at December 31, 2013.  The decline in total stockholders’ equity was primarily attributed to a $214,000 net operating loss during the three months ended March 31, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process and to ensure compliance with its regulatory requirements and commitments.  CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income.  The balance sheet growth has resulted in a decline in the Core Capital and Total Risk Based capital ratios, as was anticipated.  Management remains focused on preserving capital, and eventually growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize to remain in compliance with the increased capital requirements to which CFBank is subject.

Currently, the Holding Company has excess cash to cover its expenses for the foreseeable future, and could inject capital into CFBank if necessary for CFBank to remain in compliance with its required capital ratios.  Also, CFBank has the flexibility to manage its balance sheet size as a result of the short duration of the assets as discussed with the Northpointe mortgage program, as well as to deploy those assets into higher earning assets to improve net interest income as the opportunity presents itself.

Comparison of the Results of Operations for the Three Months Ended March 31, 2014 and 2013

General.   Net loss attributable to common stockholders totaled $214,000,or $(0.01) per diluted common share, for the quarter ended March 31, 2014, compared to a net loss attributable to common stockholders of $810,000, or $(0.05) per diluted common share, for the quarter ended March 31, 2013.    The net loss improved $596,000, or 73.6%, primarily due to a $575,000 increase in net interest income, a  $112,000 increase in noninterest income and a $306,000 decrease in provision expense, offset by an $397,000 increase in noninterest expense.

Net interest income.  Net interest income is a significant component of net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities.  Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.  The tables below titled “Average Balances, Interest Rates and Yields” and “Rate/Volume Analysis of Net Interest Income” provide important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income.

Net interest income totaled $1.8 million for the quarter ended March 31, 2014 and increased $575,000, or 48.5%, compared to $1.2 million for the quarter ended March 31, 2013.  The increase in net interest income was primarily due to a $492,000, or 28.8%, increase in interest income, coupled with an $83,000, or 15.8%, decrease in interest expense.  The increase in interest income was primarily attributed to a $28.6 million, or 14.0%, increase in average interest-earning assets outstanding, a 43bps increase in average yield and improved mix. The decrease in interest expense was attributed to a 31 bps reduction in the average cost of funds on interest bearing liabilities, and improved mix from noninterest bearing deposits.  As a result, the net interest margin of 3.02% for the quarter ended March 31, 2014 improved 70 bps compared to the net interest margin of 2.32% for the quarter ended March 31, 2013.

Interest income.  Interest income totaled $2.2 million and increased $492,000, or 28.8%, for the quarter ended March 31, 2014, compared to $1.7 million for the quarter ended March 31, 2013. The increase in interest income was primarily due to a $52.0 million increase in average loan and loan available for sale balances from $154.7 million at March 31, 2013, to $206.7 million at March 31, 2014 and a 43bps improvement in the average yield on interest earning assets.

Interest expense.    Interest expense totaled $442,000 and decreased $83,000, or 15.8%, for the quarter ended March 31, 2014, compared to $525,000 for the quarter ended March 31, 2013.  The decrease in interest expense resulted from lower deposit costs due to a 31 bps decrease in average rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in higher cost brokered CD’s. In addition, an FHLB term advance matured during the first quarter 2014 and was replaced with a lower cost advance.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for loan losses.  The provision for loan losses totaled $20,000 for the quarter ended March 31, 2014 and decreased $306,000, or 93.9%, compared to $326,000 for the quarter ended March 31, 2013.  The decrease in the provision for loan losses for the quarter ended March 31, 2014 was primarily due to improved credit quality and a decrease in special mention and substandard loans, which more than offset the provision for growth in the portfolio for new loans generated in 2014, and a slight decrease in net recoveries. Net recoveries decreased $105,000 due to the fact that there were net recoveries of $14,000 for the quarter ended March 31, 2014 compared to net recoveries of $119,000 for the quarter ended March 31, 2013.  The decrease in net recoveries is primarily due to commercial real estate and multi-family residential real estate loans.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2014 and 2013.

	For the three months ended March 31,
	2013	2012
	(Dollars in thousands)
Commercial	$(3)	$(17)
Single-family residential real estate	(1)	(1)
Multi-family residential real estate	-	(29)
Commercial real estate	(4)	(54)
Home equity lines of credit	(5)	(2)
Other consumer loans	(1)	(16)
Total	$(14)	$(119)

Noninterest income.  Noninterest income for the quarter ended March 31, 2014 totaled $245,000 and increased $112,000, or 84.2%, compared to $133,000 for the quarter ended March 31, 2013. The increase was primarily due to a $30,000 increase in service charges, a  $71,000 increase in other noninterest income and an $11,000 increase in net gain on sale of loans. The $71,000 increase in other noninterest income included $30,000 of revenue resulting from sales activities from the Company’s joint ventures, as discussed in Note 22 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K

Noninterest expense. Noninterest expense increased $397,000, or 22.0%, and totaled $2.2 million for the first quarter of 2014, compared to $1.8 million for the first quarter of 2013. The increase in noninterest expense during the three months ended March 3, 2014 was primarily due to a $211,000 increase in salaries and employee benefits, an $85,000 increase in professional fees, and an $83,000 increase in occupancy and equipment. Salaries and benefit expenses increased primarily due to the investment in the mortgage personnel as this business line was ramped up in the latter part of 2013.  Professional fees increased due to increased legal and workout fees, increased audit, tax and accounting fees, and increased consulting fees associated with special project work related to the mortgage division.  The increase in occupancy and equipment expenses related to rent expense, leasehold improvements and associated utilities associated with our growth and expansion.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended March 31, 2014.  As such, there was no income tax expense or benefit for the quarters ended March 31, 2014 or 2013.

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

	For Three Months Ended March 31,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,354	$44	1.90%	$15,572	$60	1.56%
Loans and loans held for sale (3)	206,683	2,122	4.11%	154,674	1,596	4.13%
Other earning assets	15,295	17	0.44%	32,487	34	0.42%
FHLB stock	1,942	20	4.12%	1,942	21	4.33%
Total interest-earning assets	233,274	2,203	3.78%	204,675	1,711	3.35%
Noninterest-earning assets	21,833			11,122
Total assets	$255,107			$215,797

Interest-bearing liabilities:
Deposits	$177,590	355	0.80%	$156,008	408	1.05%
FHLB advances and other borrowings	17,622	87	1.97%	15,488	117	3.02%
Total interest-bearing liabilities	195,212	442	0.91%	171,496	525	1.22%

Noninterest-bearing liabilities	37,108			21,179
Total liabilities	232,320			192,675

Equity	22,787			23,122
Total liabilities and equity	$255,107			$215,797

Net interest-earning assets	$38,062			$33,179
Net interest income/interest rate spread		$1,761	2.87%		$1,186	2.13%
Net interest margin			3.02%			2.32%
Average interest-earning assets
to average interest-bearing liabilities	119.50%			119.35%

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

	Three Months Ended
	March 31, 2014
	Compared to Three Months Ended
	March 31, 2013

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$63	$(79)	$(16)
Loans and loans held for sale	(55)	581	526
Other earning assets	13	(30)	(17)
FHLB Stock	(1)	-	(1)
Total interest-earning assets	20	472	492

Interest-bearing liabilities:
Deposits	(318)	265	(53)
FHLB advances and other borrowings	(113)	83	(30)

Total interest-bearing liabilities	(431)	348	(83)

Net change in net interest income	$451	$124	$575

 (1) Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with GAAP and conform to general practices within the banking industry.  These policies are presented in Note 1 to our audited consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operation, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial position or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this quarterly report and in Notes 1, 4 and 6 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset.    The Company maintained a valuation allowance against the net deferred tax assets at March 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of  CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, within the guidelines of Section 382 of the Internal Revenue Code of 1986, was that the Company incurred an ownership change. At year-end 2013, the Company had net operating loss carryforwards of $27,835, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit   carryforwards of $60, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

At March 31, 2014 and December 31, 2013, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2010.

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 5 to the consolidated financial statements included in this quarterly report and in Notes 1 and 6 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fair value of foreclosed assets.    Another critical accounting policy relates to the fair values of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Note 5 to the consolidated financial statements included in this quarterly report and in Notes 1, 5 and 6 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.

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

CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, and the activities of competitors, the requirements of our own deposit and loan customers and regulatory considerations.  Management believes that the Holding Company’s and CFBank’s liquidity is sufficient to meet its daily operating needs and fulfill its strategic planning.

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program.  In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB and borrowings from the FRB and our commercial bank line of credit.

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$24,614	$22,735
Additional borrowing capacity at the FHLB	5,585	9,404
Additional borrowing capacity at the FRB	31,494	25,110
Unused commercial bank line of credit	1,000	1,000
Total	$62,693	$58,249

Cash, unpledged securities and deposits in other financial institutions increased $1.9 million, or 8.3%, to $24.6 million at March 31, 2014 compared $22.7 million at December 31, 2013.  The increase in cash is a result of management’s efforts to improve liquidity and increase deposit levels in order to fund future anticipated loan growth.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB decreased $3.8 million, or 40.6%, to $5.6 million at March 31, 2014,  compared to $9.4 million at December 31, 2013.The decrease in additional borrowing capacity is primarily due to the $3.0 million in additional FHLB Advances that CFBank added in January 2014.    As of December 31, 2013, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 365 days.  On January 24, 2014, CFBank was notified by the FHLB that the restriction on the term of future advances had been lifted as a result of the CFBank Order being terminated effective January 23, 2014.

CFBank’s additional borrowing capacity at the FRB increased to $31.5 million at March 31, 2014 from $25.1 million at December 31, 2013.  In addition, CFBank is once again eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at March 31, 2014 and December 31, 2013.

Deposits are obtained predominantly from the areas in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions may affect our ability to attract and retain deposits.  As a result of the CFBank Order, we were prohibited from offering above-market interest rates and were subject to market rates published by the FDIC when offering deposits to the general public. However, these limitations are no longer applicable to CFBank as a result of the termination of the CFBank Order in January of 2014.  See Note 2 – Regulatory Considerations for further discussion.

As a result of the CFBank Order, we were prohibited from accepting or renewing brokered deposits without FDIC approval, although we had the ability to seek wholesale deposits that are not considered brokered deposits.  At December 31, 2013, CFBank had $21.0 million in brokered deposits with maturity dates from January 2014 through August 2016. In addition, the prohibition on brokered deposits limited CFBank’s ability to participate in the CDARS program and impacted our liquidity management. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation.  As a result of the termination of the CFBank Order effective January 23, 2014, the restrictions on broker deposits no longer apply and, therefore, we will have greater access to more diversified funding sources.  See Note 2 – Regulatory Considerations for further discussion.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, as  included in the Dodd-Frank Act as previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor.

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FRB.  In addition, the Holding Company may not declare, make, or pay any cash dividends or other capital distributions or purchase, repurchase or redeem or commit to purchase, repurchase, or redeem any Holding Company equity stock without the prior written non-objection of the FRB. The Holding Company Order does not restrict the Holding Company’s ability to raise funds in the securities markets through equity offerings.

The Holding Company had adequate funds at March 31, 2014 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and exclude interest on subordinated debentures, which have been deferred, as discussed below.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual debt service  on the subordinated debentures is  currently approximately $170,000. The subordinated debentures have a variable rate of  interest,  reset quarterly,  equal  to the three-month LIBOR plus  2.85%. The total rate  in effect was 3.08% at March 31, 2014 and 3.10% at December 31, 2013. An increase in the three-month LIBOR would  increase  the  debt  service  requirement of  the subordinated debentures. Cumulative deferred payments subsequent to September 30, 2012 have been accrued and totaled $251,000 as of March 31, 2014 and $210,000 at December 31, 2013.

Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of December 31, 2013, CFBank could not pay any dividends to the Holding Company without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and subject to regulatory approval. However, the payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC while CFBank is suffering losses.

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

A portion of the proceeds from the common stock offering completed in 2012 has been retained by the Holding Company for general corporate purposes.   The Holding Company had $2.1 million in cash and cash equivalents at March 31, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2014.

Changes in internal control over financial reporting.  We made the following changes in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) for the three month period ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management identified the following deficiency in internal control over financial reporting as of December 31, 2013 that management considered to be a material weakness:

•

The Company did not maintain effective controls over certain loan participation transactions to identify potential transactions that could result in loan participations sold being classified as secured borrowings.

To remediate the material weakness described above, and enhance our internal controls over financial reporting, management completed the following changes during quarter ended March 31, 2014:

•

Subsequent to December 31, 2013, management amended its loan participation agreements to remove the language that disqualified the loan participations from sales accounting treatment and entered into amended loan participation agreements with the participating institutions with respect to five loans that were classified as  secured borrowings; and

•

Management revised its standardized loan participation agreement to ensure that loan participations thereunder will qualify for sales accounting treatment.  In addition, management implemented procedures to ensure that any modifications to the standardized loan participation agreement will require approval by the Chief Executive Officer and Chief Financial Officer prior to executing the transaction.

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

We are not a party to any other pending legal proceeding that management believes would have a material adverse effect on our financial condition or operations, if decided adversely to us. .

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the first quarter of 2014.

(d)

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 64 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

v

Dated: May 15, 2014	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: May 15, 2014	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Certificate for the Series B Preferred Stock of Central Federal Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.3

Form of Warrant for the purchase of common stock of Central Federal Corporation (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.4

Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

CENTRAL FEDERAL CORPORATION

11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)