Form 10-Q
period 2014-06-30
CENTRAL FEDERAL CORP
filed 2014-08-14
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$18,881	$19,160
Interest-bearing deposits in other financial institutions	1,486	1,982
Securities available for sale	8,635	9,672
Loans held for sale, at fair value	3,259	3,285
Loans, net of allowance of $5,871 and $5,729	247,675	207,141
FHLB stock	1,942	1,942
Foreclosed assets, net	1,636	1,636
Premises and equipment, net	3,839	3,547
Bank owned life insurance	4,600	4,535
Accrued interest receivable and other assets	2,504	2,848
Total assets	$294,457	$255,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$30,215	$27,652
Interest bearing	212,506	180,657
Total deposits	242,721	208,309
FHLB advances	13,000	10,000
Other secured borrowings	-	6,526
Advances by borrowers for taxes and insurance	168	575
Accrued interest payable and other liabilities	4,240	2,319
Subordinated debentures	5,155	5,155
Total liabilities	265,284	232,884

Commitments and Contingent Liabilities

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 15,935,417 in 2014 and 2013	159	159
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
270,000 issued at June 30, 2014 and 0 shares issued at December 31, 2013.	3	-
Additional paid-in capital	54,571	48,067
Accumulated deficit	(22,390)	(22,215)
Accumulated other comprehensive income	75	98
Treasury stock, at cost; 111,707 shares	(3,245)	(3,245)
Total stockholders' equity	29,173	22,864
	$294,457	$255,748

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$2,402	$1,734	$4,524	$3,330
Securities	42	43	86	103
FHLB stock dividends	19	20	39	41
Federal funds sold and other	15	37	32	71
	2,478	1,834	4,681	3,545
Interest expense
Deposits	368	421	723	829
FHLB advances and other debt	26	77	71	153
Subordinated debentures	41	42	83	83
	435	540	877	1,065
Net interest income	2,043	1,294	3,804	2,480
Provision for loan losses	108	324	128	650
Net interest income after provision for loan losses	1,935	970	3,676	1,830

Noninterest income
Service charges on deposit accounts	106	83	209	156
Net gains on sales of loans	132	107	149	113
Earnings on bank owned life insurance	32	33	64	65
Other	88	46	181	68
	358	269	603	402
Noninterest expense
Salaries and employee benefits	1,051	961	2,154	1,853
Occupancy and equipment	135	84	293	159
Data processing	224	143	431	306
Franchise taxes	49	85	99	170
Professional fees	257	175	554	387
Director fees	13	3	25	8
Postage, printing and supplies	57	69	141	127
Advertising and promotion	1	6	4	12
Telephone	27	21	52	37
Loan expenses	11	9	15	26
Foreclosed assets, net	70	1	81	(18)
Depreciation	70	53	122	107
FDIC premiums	85	36	164	147
Amortization of intangibles	-	10	-	19
Regulatory assessment	39	39	78	78
Other insurance	33	36	69	73
Other	73	62	113	105
	2,195	1,793	4,395	3,596
Income (loss) before incomes taxes	98	(554)	(116)	(1,364)
Income tax expense	-	-	-	-
Net income (loss)	98	(554)	(116)	(1,364)
Dividends on Series B preferred stock	(59)	-	(59)	-
Earnings (loss) attributable to common stockholders	$39	$(554)	$(175)	$(1,364)

Earnings (loss) per common share:
Basic	$0.00	$(0.04)	$(0.01)	$(0.09)
Diluted	$0.00	$(0.04)	$(0.01)	$(0.09)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2014	2013	2014	2013

Net income (loss)	$98	$(554)	$(116)	$(1,364)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	1	(35)	(23)	(10)
Reclassification adjustment for gains realized in income	-	-	-	-
Net change in unrealized gains (losses)	1	(35)	(23)	(10)
Tax effect	-	-	-	-
Other comprehensive income (loss)	1	(35)	(23)	(10)
Comprehensive income (loss)	$99	$(589)	$(139)	$(1,374)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2014	$159	$-	$48,067	$(22,215)	$98	$(3,245)	$22,864
Net loss				(116)			(116)
Other comprehensive Income (loss)					(23)		(23)
Stock option expense, net of forfeitures			149				149
Cash dividends declared on Series B preferred stock ($0.2170 per share)				(59)			(59)
Issuance of 270,000 shares Series B preferred stock at $.01 par value, net of $392 in offering expenses		3	6,355				6,358
Balance at June 30, 2014	$159	$3	$54,571	$(22,390)	$75	$(3,245)	$29,173

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

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	June 30,
	2014	2013

Net loss	$(116)	$(1,364)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	128	650
Depreciation	122	107
Amortization, net	134	244
Originations of loans held for sale	(22,953)	(13,965)
Proceeds from sale of loans held for sale	23,127	14,071
Net gains on sales of loans	(149)	(113)
Gain on sale of foreclosed assets	-	(21)
Earnings on bank owned life insurance	(64)	(65)
Stock-based compensation expense	149	50
Net change in:
Accrued interest receivable and other assets	344	(190)
Accrued interest payable and other liabilities	1,862	(202)
Net cash from (used by) operating activities	2,584	(798)

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in other financial institutions	496	-
Available-for-sale securities:
Maturities, prepayments and calls	945	5,298
Loan originations and payments, net	(40,714)	(27,572)
Additions to premises and equipment	(414)	(42)
Proceeds from the sale of foreclosed assets	-	68
Proceeds from mortgage insurance on foreclosed assets	-	14
Net cash from (used by) investing activities	(39,687)	(22,234)

Cash flows from financing activities
Net change in deposits	34,399	31,142
Net change in short-term borrowings from the FHLB and other debt	(1,026)	-
Proceeds from long-term FHLB advances and other debt	5,000	-
Repayments on long-term FHLB advances and other debt	(7,500)	-
Net change in advances by borrowers for taxes and insurance	(407)	(54)
Net proceeds from issuance of Series B preferred stock	6,358	-
Cost associated with issuance of common stock	-	(11)
Net cash from (used by) financing activities	36,824	31,077

Net change in cash and cash equivalents	(279)	8,045

Beginning cash and cash equivalents	19,160	25,152

Ending cash and cash equivalents	$18,881	$33,197

Supplemental cash flow information:
Interest paid	$1,102	$961

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$-	$74

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2014 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K.  Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2013 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2013.  The Company has consistently followed those policies in preparing this Form 10-Q.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income in the period in which it is placed in a nonaccrual status.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status.  Loans are considered for return to accrual status provided all the principal and interest amounts that are contractually due are brought current, there is a current and well-documented credit analysis,  there is reasonable assurance of repayment of principal and interest, and the customer has demonstrated sustained, amortizing payment performance of at least six months.

Allowance for Loan Losses (ALLL):  The ALLL is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required based on an evaluation of past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Interest income on all classes of impaired loans that are on nonaccrual status is recognized in accordance with the accounting policy on nonaccrual loans.  Cash receipts on all classes of impaired loans that are on nonaccrual status are generally applied to the principal balance outstanding.  Interest income on all classes of impaired loans that are not on nonaccrual status is recognized on the accrual method. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured loan terms.

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by the Company over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual historical three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

During the fourth quarter of 2013, after running parallel calculations and analyzing results for the last two quarters, CFBank revised its ALLL methodology for the general reserve.  Previously, the base methodology relied more heavily on industry data and loss given default rates and probability of default.  Based on the fact that CFBank had been tracking historical loss rates for a significant time, the new methodology uses a historical three-year loss rate as its base methodology.  Similar to before, the base methodology may be supplemented with economic and judgmental factors.  Based on the change in methodology which considered portfolio migration, three-year loss rates and revised economic and judgmental factors, a $250 reduction to the allowance for loan loss was recorded during the fourth quarter of 2013.  The impact on prior quarters was not considered material.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

CFBank’s charge-off policy for commercial loans, single-family residential real estate loans, multi-family residential real estate loans, commercial real estate loans, construction loans and home equity lines of credit requires management to record a specific reserve or charge-off as soon as it is apparent that the borrower is troubled and there is, or likely will be, a collateral shortfall related to the estimated value of the collateral securing the loan.  Other consumer loans are typically charged off no later than 90 days past due.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic
Net earnings (loss)	$98	$(554)	$(116)	$(1,364)
Dividends on Series B preferred stock	(59)	-	(59)	-
Earnings (loss) allocated to common stockholders	$39	$(554)	$(175)	$(1,364)

Weighted average common shares outstanding including unvested share-based payment awards	15,823,710	15,823,677	15,823,710	15,823,869
Less: Unvested share-based payment awards	-	(133)		(299)
Average shares	15,823,710	15,823,544	15,823,710	15,823,570

Basic earnings (loss) per common share (1)	$0.00	$(0.04)	$(0.01)	$(0.09)

Diluted
Net earnings (loss) allocated to common stockholders	$39	$(554)	$(175)	$(1,364)

Weighted average common shares outstanding for basic loss per common share	15,823,710	15,823,544	15,823,710	15,823,570
Add: Dilutive effects of assumed exercises of stock options	40,258	-	40,258	-
Add: Dilutive effects of assumed exercises of stock warrants	-	-	-	-
Average shares and dilutive potential common shares	15,863,968	15,823,544	15,863,968	15,823,570

Diluted earnings (loss) per common share (2)	$0.00	$(0.04)	$(0.01)	$(0.09)

(1)	Basic earnings (loss) per share is less than $0.01 per share for the three months ended June 30, 2014
(2)	Diluted earnings (loss) per share is less than $0.01 per share for the three months ended June 30, 2014

The following stock options, preferred share conversions and warrants were not considered in computing diluted earnings (loss) per common share because the options were anti-dilutive or the Company reported a net loss for the periods presented. The shares shown do not reflect any weighting based on issuance date, and are outstanding amounts at period end.

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Stock options	51,369	240,406	51,369	240,406
Series B preferred stock	3,857,143	-	3,857,143	-
Stock warrants	610,000	-	610,000	-

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Adoption of New Accounting Standards:

In July 2013, the FASB amended existing guidance related to the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or  a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability, and shall not be combined with deferred tax assets.  These amendments are effective for interim and annual reporting periods beginning after December 15, 2013. Early adoption and retrospective application is permitted. The effect of adopting this standard did not have a material effect on the Company's operating results or financial condition.

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

NOTE 2- REGULATORY ORDER CONSIDERATIONS

Regulatory Order Considerations:  On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board (the “FRB”) replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank.

The Orders imposed significant directives applicable to the Holding Company and CFBank, including requirements that we reduce the level of our classified and criticized assets, achieve growth and operating metrics in line with an approved business plan, and comply with restrictions on brokered deposits and on certain types of lending and prohibitions on dividends and repurchases of our capital stock.  The CFBank Order required CFBank to have 8% core capital and 12% total risk-based capital, and CFBank could not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remained in place, even if it met or exceeded these capital levels. In addition, the regulators were required to approve any deviation from our business plan and certain compensation arrangements with directors and executive officers.

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

On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Notwithstanding the termination of the Holding Company Order, the Holding Company is required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments require the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.

The significant directives contained in the Orders and the commitments made by CFBank and the Holding Company in connection with the release and termination of the Orders have provided challenges for the operation of our business and our ability to effectively compete in our markets. In addition, the Orders and our ongoing commitments to the regulators have required that we obtain approval from our regulators for any deviations from our business plan, which has limited our flexibility to make changes to the scope of our business activities.

The Company has been unprofitable for the past three years.  If we do not generate profits in the future, our capital levels will be negatively impacted and the regulators could take additional enforcement action against us, including the imposition of further operating restrictions.

At June 30, 2014, CFBank had $36,676 in brokered deposits with maturity dates from July 2014 through August 2016.  At June 30, 2014, cash, unpledged securities and deposits in other financial institutions totaled $21,422.    Brokered deposit maturities over the next three years are as follows:

June 30, 2015	$24,764
June 30, 2016	9,713
June 30, 2017	2,199
$36,676

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

CFBank dividends serve as a potential source of liquidity to the Holding Company to meet its obligations.  As of December 31, 2013, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings.   In addition, any future dividends by the Holding Company on its preferred or common stock, and any dividends or capital contributions by CFBank to the Holding Company, are also subject to prior regulatory approval in accordance with the commitments made in connection with the release and termination of the Orders.  In July 2014, the Holding Company received the prior approval from the FRB for the payment of a quarterly cash dividend on its Series B Preferred Stock in the amount of $0.2170 per share of  Series B Preferred Stock, which dividend was paid on or about July 15, 2014.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders and the other regulatory requirements and commitments to which we are subject, and we continue to work toward ensuring compliance with those regulatory requirements and commitments to which we continue to be subject.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2014
Corporate debt	$4,326	$15	$3	$4,338
State and municipal	1,910	2	23	1,889
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	788	43	-	831
Collateralized mortgage obligations	1,536	41	-	1,577
Total	$8,560	$101	$26	$8,635

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Corporate debt	$4,360	$11	$8	$4,363
State and municipal	1,926	-	7	1,919
Issued by U.S. government-sponsored entities and agencies:				-
Mortgage-backed securities - residential	934	49	-	983
Collateralized mortgage obligations	2,354	53	-	2,407
Total	$9,574	$113	$15	$9,672

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2014 or December 31, 2013.

There were no sales of securities for the three and six months ended June 30, 2014 or June 30, 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at June 30, 2014 are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,371	$2,370	$2,386	$2,379
Due from one to five years	3,865	3,857	3,900	3,903
Mortgage-backed securities	788	831	934	983
Collateralized mortgage obligations	1,536	1,577	2,354	2,407
Total	$8,560	$8,635	$9,574	$9,672

Fair value of securities pledged was as follows:

	June 30,	December 31,
	2014	2013
Pledged as collateral for:
FHLB advances	$1,601	$2,024
Public deposits	2,278	905
Interest-rate swaps	401	443
Total	$4,280	$3,372

At June 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$360	$-	$1,001	$3	$1,361	$3
State and municipal	-	-	880	23	880	23
Total temporarily impaired	$360	$-	$1,881	$26	$2,241	$26

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

December 31, 2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$239	$1	$1,002	$7	$1,241	$8
State and municipal	1,015	1	904	6	1,919	7
Total temporarily impaired	$1,254	$2	$1,906	$13	$3,160	$15

The unrealized losses in Corporate debt and State and municipal securities at June 30, 2014 and December 31, 2013, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2014 and December 31, 2013.

There was no unrealized loss in Collateralized mortgage obligations at June 30, 2014 and December 31, 2013.

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	June 30,	December 31,
	2014	2013

Commercial	$49,808	$37,526
Real estate:
Single-family residential	40,638	32,219
Multi-family residential	28,271	32,197
Commercial	91,234	83,752
Construction	24,620	11,465
Consumer:
Home equity lines of credit	16,071	14,851
Other	2,904	860
Subtotal	253,546	212,870
Less: ALLL	(5,871)	(5,729)
Loans, net	$247,675	$207,141

Commercial loans included $22,896 and $12,918, respectively, of commercial lines of credit which required interest only payments at June 30, 2014 and December 31, 2013.

Home equity lines of credit included $14,296 and $12,144, respectively, of loans which required interest only payments at June 30, 2014 and December 31, 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage Purchase Program

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase an 80% interest from Northpointe of fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term nature of each of these individual loans, common credit risks (such as past due, impairment and TDR, nonperforming and nonaccrual classification) are substantially reduced and, therefore no allowance is allocated to these loans.  Northpointe maintains a 20% ownership interest in each loan it participates. The participation agreement further calls for full control to be relinquished by the mortgage broker to Northpointe and its participants with recourse to the broker after 120 days, at the sole discretion of Northpointe.  As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  At June 30, 2014 and December 31, 2013, CFBank held $19,984 and $12,743, respectively, of such loans which have been included in single-family residential loan totals above.

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the consolidated financial statements in the Company’s 2013 Annual Report to Stockholders incorporated by reference into our on Form 10-K for the year ended December 31, 2013.

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2014:

	Three months ended June 30, 2014
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,587	$159	$1,458	$2,064	$378	$109	$8	$5,763
Addition to (reduction in) provision for loan losses	18	37	(247)	165	96	7	32	108
Charge-offs	-	-	-	(2)	-	(9)	-	(11)
Recoveries	-	-	-	4	-	6	1	11
Ending balance	$1,605	$196	$1,211	$2,231	$474	$113	$41	$5,871

	Six month ended June 30, 2014
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,759	$120	$1,262	$2,325	$119	$139	$5	$5,729
Addition to (reduction in) provision for loan losses	(157)	75	(51)	(100)	355	(28)	34	128
Charge-offs	-	-	-	(2)	-	(9)	-	(11)
Recoveries	3	1	-	8	-	11	2	25
Ending balance	$1,605	$196	$1,211	$2,231	$474	$113	$41	$5,871

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2013:

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

	Six month ended June 30, 2013
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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2014:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$416	$1	$337	$85	$-	$-	$-	$839
Collectively evaluated for impairment	1,189	195	874	2,146	474	113	41	5,032
Total ending allowance balance	$1,605	$196	$1,211	$2,231	$474	$113	$41	$5,871

Loans:
Individually evaluated for impairment	$889	$306	$1,692	$4,480	$-	$-	$-	$7,367
Collectively evaluated for impairment	48,919	40,332	26,579	86,754	24,620	16,071	2,904	246,179
Total ending loan balance	$49,808	$40,638	$28,271	$91,234	$24,620	$16,071	$2,904	$253,546

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2014.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three and six months ended June 30, 2014.  Cash payments of interest during the three and six months ended June 30, 2014 totaled $51 and $106.

				Three months ended		Six months ended
	As of June 30, 2014			June 30, 2014		June 30, 2014
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$120	$-	$120	$-	$120	$-
Real estate:
Single-family residential	342	181	-	182	-	183	-
Multi-family residential	-	-	-	-	-	-	-
Commercial:
Non-owner occupied	604	504	-	508	-	515	-
Owner occupied	1,969	1,018	-	1,026	-	1,035	-
Land	-	-	-	-	-
Total with no allowance recorded	3,050	1,823	-	1,836	-	1,853	-

With an allowance recorded:
Commercial	769	769	416	781	4	799	12
Real estate:
Single-family residential	125	125	1	125	1	126	3
Multi-family residential	1,692	1,692	337	1,704	1	1,720	2
Commercial:
Non-owner occupied	2,102	2,102	43	2,107	33	2,115	66
Owner occupied	389	389	14	390	6	392	11
Land	512	467	28	592	5	662	10
Total with an allowance recorded	5,589	5,544	839	5,699	50	5,814	104
Total	$8,639	$7,367	$839	$7,535	$50	$7,667	$104

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

				Three months ended		Six months ended
	As of December 31, 2013			June 30, 2013		June 30, 2013
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$120	$-	$165	$-	$169	$-
Real estate:
Single-family residential	352	191	-	-	-	-	-
Multi-family residential	-	-	-	188	-	192	-
Commercial:
Non-owner occupied	2,022	1,453	-	1,510	-	1,913	-
Owner occupied	2,021	1,070	-	1,174	-	1,197	-
Land	-	-	-	-	-	-	-
Total with no allowance recorded	4,530	2,834	-	3,037	-	3,471	-

With an allowance recorded:
Commercial	872	872	532	849	5	866	11
Real estate:
Single-family residential	126	126	-	127	3	127	5
Multi-family residential	1,759	1,759	402	1,900	1	1,922	2
Commercial:
Non-owner occupied	2,158	2,158	46	2,191	34	2,211	69
Owner occupied	397	397	7	390	6	392	12
Land	812	767	138	377	6	381	11
Total with an allowance recorded	6,124	6,079	1,125	5,834	55	5,899	110
Total	$10,654	$8,913	$1,125	$8,871	$55	$9,370	$110

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	June 30, 2014	December 31, 2013
Nonaccrual loans:
Commercial	$513	$563
Real estate:
Single-family residential	537	479
Multi-family residential	1,636	1,701
Commercial:
Non-owner occupied	504	1,453
Owner occupied	1,018	1,070
Land	140	420
Consumer:
Home equity lines of credit:
Originated for portfolio	52	52
Total nonaccrual and nonperforming loans	$4,400	$5,738

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2014 or December 31, 2013.

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$-	$121	$121	$49,687	$392
Real estate:
Single-family residential	124	112	289	525	40,113	248
Multi-family residential	-	-	-	-	28,271	1,636
Commercial:
Non-owner occupied	-	-	-	-	47,776	504
Owner occupied	-	-	808	808	37,798	210
Land	-	-	140	140	4,712	-
Construction	-	-	-	-	24,620	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	52	52	14,244	-
Purchased for portfolio	120	-	-	120	1,655	-
Other	42	-	-	42	2,862	-
Total	$286	$112	$1,410	$1,808	$251,738	$2,990

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

Troubled Debt Restructurings (TDRs):

As of June 30, 2014 and December 31, 2013, TDRs totaled $5.8 million and $6.1 million, respectively.  The Company allocated $817 and $998 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2014 and December 31, 2013, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2014 or December 31, 2013 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2014, no loans were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties. During the three and six months ended June 30, 2013, there was one single-family residential loan modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.  The modified terms included a reduction in the stated interest rate of the loan from 6.5 to 3.5%, for a period of six months, and a deferral of two interest payments to the end of the loans.

There were no TDRs in payment default or that became nonperforming during the period ended June 30, 2014 and 2013.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended June 30, 2014 and 2013 that did not meet the definition of a TDR. These loans had a total recorded investment of $8,567 and $6,350 as of June 30, 2014 and 2013, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2014 and December 31, 2013, nonaccrual TDRs were as follows:

	June 30, 2014	December 31, 2013
Commercial	$392	$442
Real estate:
Single-family residential	181	190
Multi-family residential	1,636	1,701
Commercial:
Non-owner occupied	-	-
Owner occupied	211	238
Total	$2,420	$2,571

Nonaccrual loans at June 30, 2014 and December 31, 2013 do not include $3,375 and $3,517, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans by risk category and by class of loans as of June 30, 2014 and based on the most recent analysis performed follows.  There were no loans rated doubtful at June 30, 2014.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$689	$48,180	$78	$861	$49,808
Real estate:
Single-family residential	40,053	-	-	585	40,638
Multi-family residential	-	25,819	-	2,452	28,271
Commercial:
Non-owner occupied	222	43,518	505	3,531	47,776
Owner occupied	-	35,182	848	2,576	38,606
Land	79	1,800	-	2,973	4,852
Construction	11,227	13,393	-	-	24,620
Consumer:
Home equity lines of credit:
Originated for portfolio	14,143	-	-	153	14,296
Purchased for portfolio	1,204	-	405	166	1,775
Other	2,904	-	-	-	2,904
	$70,521	$167,892	$1,836	$13,297	$253,546

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company approved by the Board of Directors annually. Once received, the loan officer or a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are updated as needed based on facts and circumstances associated with the individual properties.  Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties.  Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property.  Management applies an additional discount to real estate appraised values, typically to reflect changes in market conditions since the date of the appraisal and to cover disposition costs (including selling expenses) based on the intended disposition method of the property.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2014 using Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,338
State and municipal	1,889
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	831
Collateralized mortgage obligations	1,577
Total securities available for sale	$8,635

Loans held for sale	3,259

Yield maintenance provisions (embedded derivatives)	$554

Interest rate lock commitments	$49

Financial Liabilities:
Interest-rate swaps	$554

Fair Value Measurements at December 31, 2013 using Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,363
State and municipal	1,919
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	983
Collateralized mortgage obligations	2,407
Total securities available for sale	$9,672

Loans held for sale	3,285

Yield maintenance provisions (embedded derivatives)	$599

Interest rate lock commitments	$16

Financial Liabilities:
Interest-rate swaps	$599

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2014 or December 31, 2013.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2014 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$-
Real Estate:
Single-family residential	305
Multi-family residential	1,301
Commercial:
Non-owner occupied	-
Owner occupied	224
Land	320
Total impaired loans	$2,150

Fair Value Measurements at December 31, 2013 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$-
Real Estate:
Single-family residential	316
Multi-family residential	1,301
Commercial:
Non-owner occupied	-
Owner occupied	234
Land	629
Total impaired loans	$2,480

The Company had no assets or liabilities, that were material, measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2014 or December 31, 2013.

The Impaired loan servicing rights, which are carried at fair value at June 30, 2014 and December 31, 2013, are not material based on the value of the asset.

Impaired loans, which are carried at the fair value of the collateral for collateral-dependent loans, had an unpaid principal balance of $2,894 with a valuation allowance of $743, at June 30, 2014. There were no write-downs of impaired collateral-dependent loans during the three and six months ended June 30, 2014 or 2013.  Impaired loans carried at the fair value of collateral had an unpaid principal balance of $3,465, with a valuation allowance of $985 at December 31, 2013.

During the three and six months ended June 30, 2014, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial real estate:
Single-family residential	305	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-17.67%, 2.35%) -8.33%

Multi-family residential	1,301	Comparable sales approach	Adjustment for differences between the comparable market transactions	-20.59%
Commercial:
Owner occupied	224	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%
Land	320	Comparable sales approach	Adjustment for differences between the comparable market transactions	8.10%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial real estate:
Single -family residential	316	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-17.67%, 2.35%) -8.33%

Multi-family residential	1,301	Comparable sales approach	Adjustment for differences between the comparable market transactions	-20.59%
Commercial:
Owner occupied	234	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%
Land	629	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-8.59% , 8.10%) 1.44%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2014 or December 31, 2013.

As of June 30, 2014 and December 31, 2013, the aggregate fair value, contractual balance (including accrued interest) and gain or loss were as follows:

	June 30, 2014	December 31, 2013

Aggregate fair value	$3,259	$3,285
Contractual balance	3,061	3,270
Gain (loss)	198	15

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2014 and 2013 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income	$37	$11	$53	$16
Interest expense	-	-	-	-
Change in fair value	167	(9)	183	(20)
Total change in fair value	$204	$2	$236	$(4)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 were as follows:

	Fair Value Measurements at June 30, 2014 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,881	$18,881	$-	$-	$18,881
Interest-bearing deposits in other financial institutions	1,486	1,486	-	-	1,486
Securities available for sale	8,635	-	8,635	-	8,635
Loans held for sale	3,259	-	3,259	-	3,259
Loans, net	247,675	-	-	248,539	248,539
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	48	4	44	-	48
Yield maintenance provisions (embedded derivatives)	554	-	554	-	554
Interest rate lock commitments	49	-	49	-	49

Financial liabilities
Deposits	$(242,721)	$(97,685)	$(145,770)	$-	$(243,455)
FHLB advances and other borrowings	(13,000)	-	(13,013)	-	(13,013)
Advances by borrowers for taxes and insurance	(168)	-	-	(168)	(168)
Subordinated debentures	(5,155)	-	(3,017)	-	(3,017)
Accrued interest payable	(30)	-	(30)	-	(30)
Interest-rate swaps	(554)	-	(554)	-	(554)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:

	Fair Value Measurements at December 31, 2013 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,160	$19,160	$-	$-	$19,160
Interest-bearing deposits in other financial institutions	1,982	1,982	-	-	1,982
Securities available for sale	9,672	-	9,672	-	9,672
Loans held for sale	3,285	-	3,285	-	3,285
Loans, net	207,141	-	-	207,445	207,445
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	50	4	46	-	50
Yield maintenance provisions (embedded derivatives)	599	-	599	-	599
Interest rate lock commitments	16	-	16	-	16

Financial liabilities
Deposits	$(208,309)	$(89,266)	$(119,933)	$-	$(209,199)
FHLB advances and other borrowings	(16,526)	-	(10,051)	(6,526)	(16,577)
Subordinated debentures	(5,155)	-	(3,004)	-	(3,004)
Accrued interest payable	(255)	-	(255)	-	(255)
Interest-rate swaps	(599)	-	(599)	-	(599)

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

Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of interest-bearing deposits in other financial institutions approximate fair values and are classified as Level 1.

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

Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest-bearing checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 6 –FHLB ADVANCES

Fixed Rate Advances from the FHLB were as follows:

	Rate	June 30, 2014	December 31, 2013
Fixed Rate Advances
Maturities:
January 2014	3.12%	$-	$5,000
May 2014	3.06%	-	5,000
July 2014	0.20%	3,000	-
July 2014	0.18%	2,500
January 2015	0.35%	2,500
May 2016	0.66%	3,000
November 2016	0.90%	2,000
Total		$13,000	$10,000

Each advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The advances were collateralized as follows:

	June 30, 2014	December 31, 2013

Single-family mortgage loans	$14,818	$14,940
Multi-family mortgage loans	5,520	4,890
Commercial real estate loans	2,758	3,339
Securities	1,601	2,024
Cash	3,300	3,300
Total	$27,997	$28,493

Based on the collateral pledged to FHLB and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $18,141 from the FHLB at June 30, 2014.  As of December 31, 2013, due to credit restrictions imposed by the FHLB due to the CFBank Order, any advances were limited to terms of no longer than one year. Effective January 24, 2014, as a result of the termination of the CFBank Order, the FHLB notified CFBank that term restrictions on the advances have been lifted.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 7 - OTHER BORROWINGS

There were no outstanding borrowings with the Federal Reserve Bank (the “FED”) at June 30, 2014 or at December 31, 2013.

Assets pledged as collateral with the FED were as follows:

	June 30, 2014	December 31, 2013

Commercial Loans	25,758	19,591
Commercial Real Estate Loans	36,145	28,721
Total	$61,903	$48,312

Based on the collateral pledged, CFBank was eligible to borrow up to $37,126 from the FED at June 30, 2014.

CFBank had a $1.0 million line of credit with a commercial bank at both June 30, 2014 and December 31, 2013.  There were no outstanding borrowings on this line of credit at June 30, 2014 or December 31, 2013.  If CFBank were to borrow on this line of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During the course of 2013, CFBank entered into certain loan participations that, according to the structure of the transactions, did not qualify for sales accounting treatment and therefore, were accounted for as secured borrowings.  At December 31, 2013, there were five loan participation agreements classified as secured borrowings totaling approximately $6,500.  The maturities of the secured borrowings range from March 2016 through January 2024, with a weighted average rate of approximately 4.10%. These loans provided CFBank with the ability to repurchase the loans at their discretion. During March 2014, management amended the aforementioned loan participation agreements to remove the language that disqualified the loan participations from sales accounting treatment and CFBank entered into amended loan participation agreements with the participating institutions with respect to the five loans that were classified as secured borrowings at December 31, 2013.  There were no secured borrowing transactions as of June  30, 2014.  CFBank retains an ownership interest in participated loans and provides customary servicing to the third-parties which are typically other community banks.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company’s Board of Directors elected to defer interest payments on the subordinated debentures in 2010. Cumulative deferred interest payments through September 30, 2012 totaling $348 were paid current in December 2012 with the approval of the FRB.    Subsequently, the Company deferred interest payments, and the accrued deferred interest payments totaled $219 as of December 31, 2013.  In June 2014, the Company paid all deferred and current interest payments in the amount of $293.  Accrued deferred payments  as of December 31, 2013 were $210. Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FRB.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.08% at June 30, 2014 and 3.10% at December 31, 2013.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $74 and $149, respectively, for the three and six months ended June 30, 2014 and $29 and $50, respectively, for the three and six months ended June 30, 2013.  The total income tax effect was not material for the three and six months ended June 30, 2014 and 2013.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no options granted during the three and six months ended June 30, 2014.  The fair value of the options granted during the three and six months ended June 30, 2013 was determined using the following weighted average assumptions as of the grant dates as listed in the table below.

	Three months ended	Six months ended
	June 30, 2013	June 30, 2013

Risk-free interest rate	1.32%	1.32%
Expected term (years)	7	7
Expected stock price volatility	80%	80%
Dividend yield	0%	0%

A summary of stock option activity in the Plans for the six months ended June 30, 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	639,686	$1.70
Granted	-	-
Exercised	-	-
Expired	(1,200)	63.00
Cancelled or Forfeited	(8,990)	3.14
Outstanding at end of period	629,496	$1.56	8.9	$-

Expected to vest	545,001	$1.40	9.1	$-

Exercisable at end of period	84,495	$2.64	8.1	$-

During the six months ended June 30, 2014, there were 8,990 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares is reversed.

There were no shares granted or exercised during the three or six months ended June 30, 2014.

As of June 30, 2014, there was $243 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.4 years.  Substantially all of the 545,001 nonvested stock options at June 30, 2014 are expected to vest.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock was determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 945,542 shares available for stock option grants and restricted stock to be issued under the Plans at June 30, 2014.  There were no shares of restricted stock issued during the three or six months ended June 30, 2014 and 2013.  As of June 30, 2014 there were no nonvested restricted share awards.

There were no shares forfeited during the three or six months ended June 30, 2014.  During the three and six months ended June, 2013, 1,000 shares were forfeited, which resulted in the reversal of previously recognized expense associated with the nonvested shares. As of June 30, 2014, the total unrecognized compensation cost related to nonvested restricted shares granted under the Plans was immaterial.  There were no shares vested during the three and six months ended June 30, 2014 and 2013.

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

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Applicable Regulatory		Required By
	Actual		Adequacy Purposes		Action Regulations		OCC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2014
Total Capital to risk
weighted assets	$33,756	13.01%	$20,750	8.00%	$25,938	10.00%	$31,126	12.00%

Tier 1 (Core) Capital to risk
weighted assets	30,481	11.75%	10,375	4.00%	15,563	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	30,481	10.45%	11,664	4.00%	14,580	5.00%	23,327	8.00%

Tangible Capital to
adjusted total assets	30,481	10.45%	4,374	1.50%	N/A	N/A	N/A	N/A

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

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  CFBank met the heightened capital requirements imposed by the OCC at June 30, 2014, as discussed below, and met the capital requirement at December 31, 2013 as required by the CFBank Order.  However, CFBank was not considered “well capitalized” under the aforementioned applicable regulatory capital standards at December 31, 2013 because of the existence of the CFBank Order as of such date.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remains subject to the heightened capital requirements imposed by the OCC and is required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets.  See Note 2.-Regulatory Order Considerations for additional information.

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test was met at June 30, 2014 and December 31, 2013.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. CFBank must receive regulatory approval prior to any dividend payments.  Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 12-Income taxes.

As of June 30, 2014, CFBank could pay no dividends to the Holding Company under the regulations described above without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC until CFBank is able to generate consistent earnings.

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:  CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $5,812 at June 30, 2014 and $7,535 at December 31, 2013.

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

Contingent Features:  The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2014, CFBank had $901 in securities and cash pledged as collateral for these derivatives.   Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  Should market interest rates decrease from June 30, 2014 levels, the payment may increase in the event the swaps are called.   In the event the interest-rate swaps are called and CFBank is unable to replace them, CFBank will be exposed to the market risk of the valuation of the yield maintenance provisions and, absent the borrowers prepaying the loans, as of June 30, 2014 would incur a net $554 expense, subject to valuation fluctuations, over the remaining lives of the related loans.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	June 30, 2014	December 31, 2013

Notional amount	$5,812	$7,535
Weighted average pay rate on interest-rate swaps	4.18%	3.86%
Weighted average receive rate on interest-rate swaps	0.16%	0.19%
Weighted average maturity (years)	4.0	3.6
Fair value of interest-rate swaps	$(554)	$(599)
Fair value of yield maintenance provisions	554	599

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three and six months ended June 30, 2014 or 2013.

Mortgage banking derivatives: Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $9,358 and $3,476 of interest rate lock commitments related to residential mortgage loans at June 30, 2014 and December 31, 2013, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $49 and $16 at June 30, 2014 and December 31, 2013, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 12 – INCOME TAXES

The Company maintained a valuation allowance against the net deferred tax assets at June 30, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

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

At June 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2010.

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

		Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013

		Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated Other Comprehensive Income (Loss)		$74	$132	$98	$107

Other comprehensive income before reclassifications		1	(35)	(23)	(10)
Amount reclassified from accumulated other comprehensive income	(2)	-	-	-	-
Net current-period other comprehensive income (loss)		1	(35)	(23)	(10)

Accumulated Other Comprehensive Income		$75	$97	$75	$97

(1)	All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)	There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2014 and 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 14- CAPITAL RAISE

Commencing in April 2014, the Company conducted a private placement of up to 480,000 shares of its 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) for an offering price of $25.00 per share (the “Private Placement”).  Pursuant to the Private Placement, the Company sold an aggregate of 480,000 shares of Series B Preferred Stock on May 12, 2014 and July 15, 2014, for an aggregate offering price of $12,000,000.  The Series B Preferred Stock was sold by the Company with the assistance of McDonald Partners, LLC, as placement agent, on a best efforts basis.   After payment of approximately $482,000 in placement fees to McDonald Partners, LLC and approximately $140,000 of other offering expenses, the Company’s net proceeds from its sale of the 480,000 shares of Series B Preferred Stock in the Private Placement were approximately $11,378,000.

For each share of Series B Preferred Stock sold in the Private Placement, the Company also agreed to issue, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700,000  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700,000  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  Subject to certain limitations, the Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a cash purchase price of $1.85 per share of common stock.

The Series B Preferred Stock and Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or under the securities laws of any state in reliance upon exemptions from registration thereunder, including the exemptions provided under Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder.  The Series B Preferred Stock and Warrants were sold solely to “accredited investors” as defined in Rule 501(a), and neither the Series B Preferred Stock or Warrants, nor any shares of common stock of the Company into which the Series B Preferred Stock may be converted or for which the Warrants may be exercised, may be resold for a period of at least six months from the date of issue without registration or an exemption from registration under the Securities Act and applicable state securities laws.  However, the Company has agreed to provide certain registration rights to the holders of the Warrants pursuant to the terms of a Registration Rights Agreement between the Company and each purchaser of Series B Preferred Stock and Warrants in the Private Placement.

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

•	changes in interest rates that may reduce net interest margin and impact funding sources;
•	the possibility that we will need to make increased provisions for loan losses;
•	our ability to maintain sufficient liquidity to continue to fund our operations;
•	our ability to reduce our level of nonperforming assets and the associated operating expenses;
•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;
•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;
•

results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan losses or write-down assets;

•	our ability to continue to meet regulatory guidelines, commitments or requirements to which we are subject;
•	our ability to generate profits in the future;
•	our ability to raise additional capital in the future, if necessary;
•	changes in tax laws, rules and regulations;
•	increases in deposit insurance rates or premiums;
•	further legislative and regulatory changes which may increase compliance costs and burdens;
•	unexpected losses of key management;
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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses, income and other various taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses.  In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

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

On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Notwithstanding the termination of the Holding Company Order, the Holding Company is required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments require the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.  See Note 2 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the Orders.

The significant directives contained in the Orders and the commitments made by CFBank and the Holding Company in connection with the release and termination of the Orders  have provided challenges for the operation of our business and our ability to effectively compete in our markets. In addition, the Orders and our ongoing commitments to the regulators have required that we obtain approval from our regulators for any deviations from our business plan, which has limited our flexibility to make changes to the scope of our business activities.  We have also incurred significant additional regulatory compliance expense in connection with the Orders and our regulatory commitments, and it is possible that regulatory compliance expenses could continue to have a material adverse impact on us in the future

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Currently, CFBank cannot declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $4.6 million in cash and cash equivalents at June 30, 2014.  The regulators have further required the Holding Company to develop a business plan, separate from the Bank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

General.  Assets totaled $294.5 million at June 30, 2014 and increased $38.7 million, or 15.1%, from $255.7 million at December 31, 2013.  The increase was primarily due to a $40.5 million increase in net loan balances, partially offset by a $1.0 decrease in securities available for sale and a $496,000 decrease in interest-bearing deposits in other financial institutions related to repayments and maturities.

Cash and cash equivalents.  Cash and cash equivalents totaled $18.9 million at June 30, 2014 and decreased $279,000, or 1.5%, from $19.2 million at December 31, 2013. The decrease was a result of funding loan growth in the pipeline.

Securities.  Securities available for sale totaled $8.6 million at June 30, 2014 and decreased $1.0 million, or 10.7%, compared to $9.7 million at December 31, 2013.  The decrease was due to maturities and repayments.

Loans.  Net loans totaled $247.7 million at June 30, 2014 and increased 40.5 million, or 19.6%, from $207.1 million at December 31, 2013. The increase was primarily due to a $12.3 million increase in commercial loan balances and a $13.2 million increase in construction loan balances and a $8.4 million increase in single-family residential loan balances, as a result of an increase in Northpointe loan balances, partially offset by a $3.9 million decrease in multi-family loan balances.

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase from Northpointe an 80% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are no reserves allocated to these loans.  Northpointe maintains a 20% ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans.  During the three and six months ended June 30, 2014, loan origination activity in the program totaled $57.8 and $91.9, respectively, and payoffs for the same period totaled $42.9 million and $84.7, respectively.  At June 30, 2014 and December 31, 2013, CFBank held $20.0 million and $12.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan losses (ALLL). The ALLL totaled $5.9 million at June 30, 2014 and increased $142,000, or 2.5%, from $5.7 million at December 31, 2013.  The increase in the ALLL was due to a 19.1% increase in overall loan balances and net recoveries during the six months ended June 30, 2014. The provision for growth was partially offset by continuous improvement in credit quality.  The ratio of the ALLL to total loans was 2.32% at June 30, 2014, compared to 2.69% at December 31, 2013. In addition, the ratio of the ALLL to nonperforming loans improved to 133.4% at June 30, 2014, compared to 99.9% at December 31, 2013.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The ALLL consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans of all classes within the commercial, commercial real estate and multi-family residential loan segments, regardless of size, and loans of all other classes over $250,000, are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and are classified as impaired.  See Notes 1 and 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the ALLL.

Individually impaired loans totaled $7.4 million at June 30, 2014, and decreased $1.5 million, or 17.3%, from $8.9 million at December 31, 2013.  The decrease was primarily due to loan repayments.  The amount of the ALLL specifically allocated to individually impaired loans totaled $839,000 at June 30, 2014 and $1.1 million at December 31, 2013.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $1.3 million, or 23.3%, and totaled $4.4 million at June 30, 2014, compared to $5.7 million at December 31, 2013.  The decrease in nonperforming loans was due to loan repayments. The ratio of nonperforming loans to total loans decreased to 1.7% at June 30, 2014 compared to 2.9% at December 31, 2013, as a result of management’s focus on improving credit quality.

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $2.4 million at June 30, 2014 and $2.6 million at December 31, 2013.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at June 30, 2014 and December 31, 2013 do not include $3.4 million and $3.5 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

See Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by the Company over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual historical three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

During the fourth quarter of 2013, after running parallel calculations and analyzing results for the last two quarters, CFBank revised its ALLL methodology for the general reserve.  Previously, the base methodology relied more heavily on industry data and loss given default rates and probability of default.  Based on the fact that CFBank has been tracking historical loss rates for a significant time, the new methodology uses a historical three-year loss rate as its base methodology.  Similar to before, the base methodology may be supplemented with economic and judgmental factors.  Based on the change in methodology which considered portfolio migration, three-year loss rates and revised economic and judgmental factors, a $250,000 reduction to the allowance for loan loss was recorded.  The impact on prior quarters was not considered material.

Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed as the primary credit quality indicator to monitor credit risk for commercial, commercial real estate and multi-family residential real estate loans.  We analyze these loans individually and categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  Credit reviews for these loan types are performed at least annually, and more often for loans with higher credit risk.  Loan officers maintain close contact with borrowers between reviews.  Adjustments to loan risk ratings are made based on the reviews and at any time information is received that may affect risk ratings.  Additionally, an independent third-party review of commercial, commercial real estate and multi-family residential loans is performed at least annually.  Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures and to provide an independent assessment of our internal loan risk rating system.

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system.  In accordance with regulations, problem loans are classified as special mention, substandard or doubtful, and the classifications are subject to review by the regulators.  Assets designated as special mention are considered criticized assets.  Assets designated as substandard or doubtful are considered classified assets. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding descriptions of the regulatory asset classifications.

The level of CFBank’s criticized and classified loans continues to be negatively impacted by the duration and lingering nature of the current recessionary economic environment and its continued detrimental effects on some of our borrowers, including deterioration in client business performance, declines in borrowers’ cash flows and lower collateral values. However, the levels of criticized and classified loans decreased during the six months ended June 30, 2014, due to management’s focused efforts to improve credit quality, and continued repayment of loans by customers.  Loans designated as special mention decreased $1.1 million, or 37.5%, and totaled $1.8 million at June 30, 2014, compared to $2.9 million at December 31, 2013.  Loans classified as substandard decreased $1.6 million, or 10.7%, and totaled $13.3 million at June 30, 2014, compared to $14.9 million at December 31, 2013.  No loans were classified as doubtful at June 30, 2014 and December 31, 2013.  See Note 4 to our consolidated financial statements included in this Quarterly Report on this Form 10-Q for additional information regarding risk classification of loans.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total past due loans decreased $711,000, or 28.2%, and totaled $1.8 million at June 30, 2014, compared to $2.5 million at December 31, 2013.  Past due loans totaled 0.7% of the loan portfolio at June 30, 2014, compared to 1.2% at December 31, 2013.  The decrease was primarily due to a decrease in residential mortgage and commercial real estate loans, partially offset by an increase in equity lines.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $22.9 million, or 46.0%, of the commercial portfolio at June 30, 2014 compared to $12.9 million, or 34.4%, at December 31, 2013. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $14.3 million, or 90.9%, of the total home equity lines of credit at June 30, 2014 compared to $12.1 million, or 81.0%, at December 31, 2013.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2014; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or based on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.  Foreclosed assets totaled $1.6 million at June 30, 2014, and remained constant compared to $1.6 million at December 31, 2013.  Foreclosed assets at June 30, 2014 consisted of one multi-family property in Mansfield, Ohio.

The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming and other loans with credit issues.

Deposits.  Deposits totaled $242.7 million at June 30, 2014 and increased $34.4 million, or 16.5%, from $208.3 million at December 31, 2013.  The increase is primarily attributed to a $26.0 million increase in certificate of deposit account balances, a $3.6 million increase in checking account balances, a $2.8 million increase in saving account balances and a $2.0 million increase in money market account balances.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $34.7 million at June 30, 2014, and increased $13.3 million, or 62.2%, from $21.4 million at December 31, 2013.  The increase in brokered deposits is primarily due to $14.7 million in new brokered certificates of deposit and a, $4.0 million increase in CDARS balances, offset by a $5.0 million maturity of a brokered certificate of deposit.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

While the CFBank Order was in place from May 2011 until January 2014, CFBank was prohibited from accepting or renewing brokered deposits, including CDARS balances.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, and the restrictions were subsequently lifted upon the termination of the CFBank Order in January 2014.  Customer balances in the CDARS program totaled $9.9 million at June 30, 2014 and increased $4.0 million, or 67.5%, from $5.9 million at December 31, 2013, and the increase was used primarily to fund the increase in the Northpointe loan program.

FHLB advances.   FHLB advances totaled $13.0 million at June 30, 2014 and $10.0 million December 31, 2013, respectively.  At year-end 2013, CFBank was limited to borrowing term maturities not exceeding 365 days due to restrictions imposed by the FHLB due to the existence of the CFBank Order.  With the termination of the CFBank Order effective January 23, 2014, the FHLB notified CFBank that the restriction on borrowing terms had been lifted, effective January 24, 2014.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both June 30, 2014 and December 31, 2013.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering. Cumulative deferred interest payments through September 30, 2012 totaling $348,000 were paid current in December 2012 with the approval of the FRB.  Subsequently, the Company deferred interest payments, and accrued deferred interest payments totaled $210 as of December 31, 2013.  In June 2014, the Company paid all deferred and current interest payments in the amount of $293.  Pursuant to the Holding Company Order, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FRB.

Stockholders’ equity.  Stockholders’ equity totaled $29.2 million at June 30, 2014, an increase of $6.3 million, or 27.6%, from $22.9 million at December 31, 2013.  The increase in total stockholders’ equity was primarily attributed to the Company’s completion of  the sale of 270,000 shares of its newly designated 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B, with a liquidation preference of $25.00 per share (“Series B Preferred Stock”), for an aggregate offering price of $6,750,000.  The 270,000 shares of Series B Preferred Stock were sold pursuant to the Company’s private placement of up to 480,000 shares of Series B Preferred Stock for an offering price of $25.00 per share.  The Series B Preferred Stock was sold by the Company with the assistance of McDonald Partners, LLC, as placement agent, on a best efforts basis.   After payment of approximately $272,250 in placement fees to McDonald Partners, LLC and approximately $119,000 of other offering expenses, the Company’s net proceeds from its sale of the 270,000 shares of Series B Preferred Stock were approximately $6,358,000, offset by a $116,000 net operating loss for the six months ended June 30, 2014.  The Company completed the sale of the remaining 210,000 shares of Series B Preferred Stock on July 15, 2014.  See Note 14 to the consolidated financial statements included in the Quarterly Report on Form 10-Q for additional information regarding this subsequent event.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process and to ensure compliance with its regulatory requirements and commitments.  CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income.  Management remains focused on preserving capital and growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize to remain in compliance with the increased capital requirements to which CFBank is subject.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Three Months Ended June 30, 2014 and 2013

General.   Net income for the three months ended June 30, 2014 totaled $98,000 and increased $652,000 compared to a net loss of $554,000, for the three months ended June 30, 2013, primarily due to a $749,000 increase in net interest income, a $89,000 increase in noninterest income and a $216,000 decrease in provision expense, offset by an $402,000 increase in noninterest expense.

Net income attributable to common stockholders for the three months ended June 30, 2014, totaled $39,000, or $0.00 per diluted common share, and increased $593,000 compared to a net loss attributable to common stockholders of $554,000, or $(0.04) per diluted common share, for the three months ended June 30, 2013.  For the three months ended June 30, 2014, the preferred dividend on the Series B Preferred Stock reduced net income attributable to common stockholders by $59,000, while there was no impact for the three months ended June 30, 2013.

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

Net interest income totaled $2.0 million for the quarter ended June 30, 2014 and increased $749,000, or 57.9%, compared to $1.3 million for the quarter ended June 30, 2013. The increase in net interest income was primarily due to a $644,000, or 35.1%, increase in interest income, coupled with a $105,000, or 19.4%, decrease in interest expense.  The increase in interest income was primarily attributed to a $39.6 million, or 18.6%, increase in average interest-earning assets outstanding, a 47 bps increase in average yield and improved mix. The decrease in interest expense was attributed to a 31 bps reduction in the average cost of funds on interest-bearing liabilities, and improved mix from noninterest-bearing deposits.  As a result, the net interest margin of 3.24% for the quarter ended June 30, 2014 improved 80 bps compared to the net interest margin of 2.44% for the quarter ended June 30, 2013.

Interest income.  Interest income totaled $2.5 million and increased $644,000, or 35.1%, for the quarter ended June 30, 2014, compared to $1.8 million for the quarter ended June 30, 2013. The increase in interest income was primarily due to a $66.4 million increase in average loan and loan available for sale balances from $159.1 million at June 30, 2013, to $225.5 million at June 30, 2014 and a 47 bps improvement in the average yield on interest earning assets.

Interest expense.  Interest expense totaled $435,000 and decreased $105,000, or 19.4%, for the quarter ended June 30, 2014, compared to $540,000 for the quarter ended June 30, 2013.  The decrease in interest expense resulted from lower deposit costs due to a 31 bps decrease in average rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in higher cost brokered CD’s. In addition, an FHLB term advance matured during the first quarter 2014 and was replaced with a lower cost advance.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for loan losses.  The provision for loan losses totaled $108,000 for the quarter ended June 30, 2014 and decreased $216,000, or 66.7%, compared to $324,000 for the quarter ended June 30, 2013.  The decrease in the provision for loan losses for the quarter ended June 30, 2014 was primarily due to improved credit quality and a decrease in special mention and substandard loans, which more than offset the provision for growth in the portfolio for new loans generated in 2014, and a decrease in net recoveries. Net recoveries decreased $59,000 due to the fact that there were no net recoveries for the quarter ended June 30, 2014 compared to net recoveries of $59,000 for the quarter ended June 30, 2013.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2014 and 2013.

	For the three months ended June 30,
	2014	2013
	(Dollars in thousands)
Commercial	$-	$(9)
Single-family residential real estate	-	(1)
Multi-family residential real estate	-	(57)
Commercial real estate	(2)	(4)
Home equity lines of credit	3	14
Other consumer loans	(1)	(2)
Total	$-	$(59)

Noninterest income.  Noninterest income for the quarter ended June 30, 2014 totaled $358,000 and increased $89,000, or 33.1%, compared to $269,000 for the quarter ended June 30, 2013. The increase was primarily due to a $41,000 increase in other noninterest income, a $25,000 increase in net gain on sale of loans, and a $23,000 increase in service charges. The $41,000 increase in other noninterest income included $18,000 of revenue resulting from sales activities from the Company’s joint ventures, as discussed in Note 22 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.  The increase in net gain on sales of loans was due to increases in mortgage sales activity related to the development of the mortgage department and ramp up of the mortgage business.

Noninterest expense. Noninterest expense increased $402,000, or 22.4%, and totaled $2.2 million for the quarter ended June 30, 2014, compared to $1.8 million for the quarter ended June 30, 2013.  The increase in noninterest expense during the three months ended June 30, 2014 was primarily due to a $90,000 increase in salaries and employee benefits, an $82,000 increase in professional fees, a $69,000 increase in foreclosed asset expense and a $51,000 increase in occupancy and equipment. Salaries and benefit expenses increased primarily due to the investment in mortgage personnel as this business line was ramped up in the latter part of 2013.  Professional fees increased due to increased legal and workout fees and increased consulting fees associated with special project work related to the mortgage division.  The increase in occupancy and equipment expenses related to rent expense, leasehold improvements and associated utilities associated with our growth and expansion.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended June 30, 2014.  As such, there was no income tax expense or benefit for the quarters ended June 30, 2014 or 2013.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Six Months Ended June 30, 2014 and 2013

General.   The net loss for the six months ended June 30, 2014 totaled $116,000 and decreased $1.2 million, or 91.5%, compared to a net loss of $1.4 million for the six months ended June 30, 2013, primarily due to a $1.3 increase in net interest income, a $201,000 increase in noninterest income and a $522,000 decrease in provision expense, partially offset by an $799,000 million increase in noninterest expense.

The net loss attributable to common stockholders for the six months ended June 30, 2014, totaled $175,000, or $(0.01) per diluted common share, and decreased $1.2 million, or 87.2%, compared to net loss attributable to common shareholders of $1.4 million, or $(0.09) per diluted common share, for the six months ended June 30, 2013.  For the six months ended June 30, 2014, the preferred dividend on the Series B Preferred Stock increased the net loss attributable to common stockholders by $59,000, while there was no impact for the six months ended June 30, 2013.

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

Net interest income totaled $3.8 million for the six months ended June 30, 2014 and increased $1.3 million, or 53.4%, compared to $2.5 million for the six months ended June 30, 2013.  The increase in net interest income was primarily due to a $1.1 million, or 32.1%, increase in interest income, coupled with an $188,000, or 17.7%, decrease in interest expense.  The increase in interest income was primarily attributed to a $38.4 million, or 18.8%, increase in average interest-earning assets outstanding, a 37 bps increase in average yield and improved mix. The decrease in interest expense was attributed to a 31 bps reduction in the average cost of funds on interest-bearing liabilities, and improved mix from noninterest-bearing deposits.  As a result, the net interest margin of 3.13% for the six months ended June 30, 2014 improved 70 bps compared to the net interest margin of 2.43% for the six months ended June 30, 2013.

Interest income.  Interest income totaled $4.7 million and increased $1.2 million, or 32.1%, for the six months ended June 30, 2014, compared to $3.5 million for the six months ended June 30, 2013. The increase in interest income was primarily due to a $63.7 million increase in average loan and loan available for sale balances from $152.4 million at June 30, 2013, to $216.1 million at June 30, 2014 and a 37 bps improvement in the average yield on interest earning assets.

Interest expense.  Interest expense totaled $877,000 and decreased $188,000, or 17.7%, for the six months ended June 30, 2014, compared to $1.1 million for the six months ended June 30, 2013.  The decrease in interest expense resulted from lower deposit costs due to a 31 bps decrease in average rates, as a result of deposit pricing and CD’s re-pricing in today’s lower rate environment, coupled with a decrease in higher cost brokered CD’s. In addition, an FHLB term advance matured during the first quarter 2014 and was replaced with a lower cost advance.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for loan losses.  The provision for loan losses totaled $128,000 for the six months ended June 30, 2014 and decreased $522,000, or 80.3%, compared to $650,000 for the six months ended June 30, 2013.  The decrease in the provision for loan losses for the six months ended June 30, 2014 was primarily due to improved credit quality and a decrease in special mention and substandard loans, which more than offset the provision for growth in the portfolio for new loans generated in 2014, and a slight decrease in net recoveries. Net recoveries decreased $164,000 due to the fact that there $14,000 in net recoveries for the six months ended June 30, 2014 compared to net recoveries of $178,000 for the six months ended June 30, 2013.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2014 and 2013.

	For the six months ended June 30,
	2014	2013
	(Dollars in thousands)
Commercial	$(3)	$(26)
Single-family residential real estate	(1)	(2)
Multi-family residential real estate	-	(86)
Commercial real estate	(6)	(58)
Home equity lines of credit	(2)	12
Other consumer loans	(2)	(18)
Total	$(14)	$(178)

Noninterest income.  Noninterest income for the six months ended June 30, 2014 totaled $603,000 and increased $201,000, or 50.0%, compared to $402,000 for the six months ended June 30, 2013. The increase was primarily due to a $112,000 increase in other noninterest income, a $53,000 increase in service charges, and a $36,000 increase in net gain on sale of loans. The $112,000 increase in other noninterest income included $48,000 of revenue resulting from sales activities from the Company’s joint ventures, as discussed in Note 22 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K. The increase in net gains on sale of loans is due to increased sales activities associated with the company’s ramp up and expansion of the mortgage business. Service charges increased due to increases in account activity and pricing.

Noninterest expense. Noninterest expense increased $799,000, or 22.2%, and totaled $4.4 million for the six months ended June 30, 2014, compared to $3.6 million for the six months ended June 30, 2013.  The increase in noninterest expense during the six months ended June 30, 2014 was primarily due to a $301,000 increase in salaries and employee benefits, a $167,000 increase in professional fees, a $134,000 increase in occupancy and equipment and a $99,000 increase in foreclosed asset expense. Salaries and benefit expenses increased primarily due to the investment in mortgage personnel as this business line was ramped up in the latter part of 2013.  Professional fees increased due to increased legal and workout fees, increased audit, tax and accounting fees, and increased consulting fees associated with special project work related to the mortgage division.  The increase in occupancy and equipment expenses related to rent expense, leasehold improvements and associated utilities associated with our growth and expansion. The increase in foreclosed asset expense was due to increased expenses associated with the multi-family REO property in Mansfield, Ohio.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the six months ended June 30, 2014.  As such, there was no income tax expense or benefit for the six months ended June 30, 2014 or 2013.

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

	For Three Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$8,875	$42	1.91%	$13,359	$43	1.30%
Loans and loans held for sale (3)	225,507	2,402	4.26%	159,104	1,734	4.36%
Other earning assets	16,368	15	0.37%	38,654	37	0.38%
FHLB stock	1,942	19	3.91%	1,942	20	4.12%
Total interest-earning assets	252,692	2,478	3.92%	213,059	1,834	3.45%
Noninterest-earning assets	21,249			22,557
Total assets	$273,941			$235,616

Interest-bearing liabilities:
Deposits	$193,634	368	0.76%	$175,079	421	0.96%
FHLB advances and other borrowings	18,368	67	1.46%	15,301	119	3.11%
Total interest-bearing liabilities	212,002	435	0.82%	190,380	540	1.13%

Noninterest-bearing liabilities	36,988			22,565
Total liabilities	248,990			212,945

Equity	24,951			22,671
Total liabilities and equity	$273,941			$235,616

Net interest-earning assets	$40,690			$22,679
Net interest income/interest rate spread		$2,043	3.10%		$1,294	2.32%
Net interest margin			3.24%			2.44%
Average interest-earning assets
to average interest-bearing liabilities	119.19%			111.91%

(1) Average balance is computed using the carrying value of securities.  Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2) Average yields and interest earned are stated on a fully taxable equivalent basis.

(3) Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,115	$86	1.90%	$14,778	$103	1.41%
Loans and loans held for sale (3)	216,095	4,524	4.19%	152,376	3,330	4.37%
Other earning assets	15,831	32	0.40%	35,484	71	0.40%
FHLB stock	1,942	39	4.02%	1,942	41	4.22%
Total interest-earning assets	242,983	4,681	3.85%	204,580	3,545	3.48%
Noninterest-earning assets	21,541			21,292
Total assets	$264,524			$225,872

Interest-bearing liabilities:
Deposits	$185,612	723	0.78%	$166,095	829	1.00%
FHLB advances and other borrowings	17,995	154	1.71%	15,397	236	3.07%
Total interest-bearing liabilities	203,607	877	0.86%	181,492	1,065	1.17%

Noninterest-bearing liabilities	37,048			21,372
Total liabilities	240,655			202,864

Equity	23,869			23,008
Total liabilities and equity	$264,524			$225,872

Net interest-earning assets	$39,376			$23,088
Net interest income/interest rate spread		$3,804	2.99%		$2,480	2.31%
Net interest margin			3.13%			2.43%
Average interest-earning assets
to average interest-bearing liabilities	119.34%			112.72%

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

	Three Months Ended			Six Months Ended
	June 30, 2014			June 30, 2014
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2013			June 30, 2013

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$67	$(68)	$(1)	$69	$(86)	$(17)
Loans and loans held for sale	(263)	931	668	(400)	1,594	1,194
Other earning assets	(1)	(21)	(22)	1	(40)	(39)
FHLB Stock	(1)	-	(1)	(2)	-	(2)
Total interest-earning assets	(198)	842	644	(332)	1,468	1,136

Interest-bearing liabilities:
Deposits	(272)	219	(53)	(323)	217	(106)
FHLB advances and other borrowings	(176)	124	(52)	(175)	93	(82)
Total interest-bearing liabilities	(448)	343	(105)	(498)	310	(188)

Net change in net interest income	$250	$499	$749	$166	$1,158	$1,324

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

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered TDRs and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset.  The Company maintained a valuation allowance against the net deferred tax assets at June 30, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

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

At June 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2010.

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fair value of foreclosed assets.    Another critical accounting policy relates to the fair values of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 5 and 6 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$21,422	$22,735
Additional borrowing capacity at the FHLB	5,141	9,404
Additional borrowing capacity at the FRB	37,126	25,110
Unused commercial bank line of credit	1,000	1,000
Total	$64,689	$58,249

Cash, unpledged securities and deposits in other financial institutions decreased $1.3 million, or 5.8%, to $21.4 million at June 30, 2014 compared $22.7 million at December 31, 2013.  The decrease in cash is a result of funding loans in the pipeline.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB decreased $4.3 million, or 45.3%, to $5.1 million at June 30, 2014, compared to $9.4 million at December 31, 2013.The decrease in additional borrowing capacity is primarily due to the $3.0 million in additional FHLB Advances that CFBank added in January 2014.  As of December 31, 2013, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 365 days.  On January 24, 2014, CFBank was notified by the FHLB that the restriction on the term of future advances had been lifted as a result of the CFBank Order being terminated effective January 23, 2014.

CFBank’s additional borrowing capacity at the FRB increased to $37.1 million at June 30, 2014 from $25.1 million at December 31, 2013.  In addition, CFBank is once again eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at June 30, 2014 and December 31, 2013.

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

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets. Pursuant to commitments made in connection with the termination of the Holding Company Order, the Holding Company is not permitted to declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB.  In addition, the Holding Company may not incur, increase or guarantee any debt without the prior written consent of the FRB.  The Holding Company is not restricted, however, from raising funds in the securities markets through equity offerings.

The Holding Company had adequate funds at June 30, 2014 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and exclude interest on subordinated debentures, which have been deferred, as discussed below.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual debt service  on the subordinated debentures is  currently approximately $170,000. The subordinated debentures have a variable rate of  interest,  reset quarterly,  equal  to the three-month LIBOR plus  2.85%. The total rate  in effect was 3.08% at June 30, 2014 and 3.10% at December 31, 2013. An increase in the three-month LIBOR would  increase  the  debt  service  requirement of  the subordinated debentures.  Cumulative deferred payments subsequent to September 30, 2012 of $293,000 were paid current in the second quarter and totaled $0 at June 30, 2014.

Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment. As of December 31, 2013, CFBank could not pay any dividends to the Holding Company without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and subject to regulatory approval. However, the payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC until CFBank is able to generate consistent earnings.

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

A portion of the proceeds from the common stock offering completed in 2012 has been retained by the Holding Company for general corporate purposes, as well as from the proceeds of the recently completed preferred stock offering.   The Holding Company had $4.6 million in cash and cash equivalents at June 30, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2014.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)

The Company sold an aggregate of 480,000 shares of its 6.25% Non-Cumulative Perpetual Preferred Stock, Series B, with a liquidation preference of $25.00 per share, on May 12, 2014 and July 15, 2014, as previously reported on the Current Reports on Form 8-K filed by the Company with the Securities and Exchange Commission on May 13, 2014 and July 21, 2014.

(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the second quarter of 2014.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 69 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

v

Dated: August 14, 2014	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: August 14, 2014	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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