Form 10-Q
period 2014-09-30
CENTRAL FEDERAL CORP
filed 2014-11-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                   Yes [  ]     No [X]

As of October 31, 2014, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Cash and cash equivalents	$30,184	$19,160
Interest-bearing deposits in other financial institutions	742	1,982
Securities available for sale	8,143	9,672
Loans held for sale, at fair value	5,861	3,285
Loans, net of allowance of $6,256 and $5,729	248,168	207,141
FHLB stock	1,942	1,942
Foreclosed assets, net	1,636	1,636
Premises and equipment, net	3,823	3,547
Bank owned life insurance	4,633	4,535
Accrued interest receivable and other assets	2,498	2,848
Total assets	$307,630	$255,748

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$33,012	$27,652
Interest bearing	217,951	180,657
Total deposits	250,963	208,309
FHLB advances	14,500	10,000
Other secured borrowings	-	6,526
Advances by borrowers for taxes and insurance	212	575
Accrued interest payable and other liabilities	2,443	2,319
Subordinated debentures	5,155	5,155
Total liabilities	273,273	232,884

Commitments and Contingent Liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 15,935,417 in 2014 and 2013	159	159
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at September 30, 2014 and 0 shares issued at December 31, 2013	3	-
Additional paid-in capital	59,651	48,067
Accumulated deficit	(22,278)	(22,215)
Accumulated other comprehensive income	67	98
Treasury stock, at cost; 111,707 shares of common stock	(3,245)	(3,245)
Total stockholders' equity	34,357	22,864
Total liabilities and stockholders' equity	$307,630	$255,748

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest and dividend income
Loans, including fees	$2,848	$1,822	$7,372	$5,152
Securities	38	52	124	155
FHLB stock dividends	19	21	58	62
Federal funds sold and other	14	36	46	107
	2,919	1,931	7,600	5,476
Interest expense
Deposits	400	417	1,123	1,246
FHLB advances and other debt	41	79	112	232
Subordinated debentures	41	42	124	125
	482	538	1,359	1,603
Net interest income	2,437	1,393	6,241	3,873
Provision for loan losses	75	76	203	726
Net interest income after provision for loan losses	2,362	1,317	6,038	3,147

Noninterest income
Service charges on deposit accounts	99	92	308	248
Net gains on sales of loans	207	(1)	356	112
Earnings on bank owned life insurance	33	33	97	98
Other	107	52	288	120
	446	176	1,049	578
Noninterest expense
Salaries and employee benefits	1,177	970	3,331	2,823
Occupancy and equipment	138	70	431	229
Data processing	223	158	654	464
Franchise taxes	51	84	150	254
Professional fees	317	211	871	598
Director fees	39	5	64	13
Postage, printing and supplies	49	42	190	169
Advertising and promotion	36	20	40	32
Telephone	31	18	83	55
Loan expenses	12	29	27	55
Foreclosed assets, net	167	(4)	248	(22)
Depreciation	57	54	179	161
FDIC premiums	105	80	269	227
Amortization of intangibles	-	11	-	30
Regulatory assessment	42	41	120	119
Other insurance	30	37	99	110
Other	48	52	161	157
	2,522	1,878	6,917	5,474
Income (loss) before incomes taxes	286	(385)	170	(1,749)
Income tax expense	-	-	-	-
Net income (loss)	286	(385)	170	(1,749)
Dividends on Series B preferred stock	(174)	-	(233)	-
Earnings (loss) attributable to common stockholders	$112	$(385)	$(63)	$(1,749)

Earnings (loss) per common share:
Basic	$0.01	$(0.02)	$0.00	$(0.11)
Diluted	$0.01	$(0.02)	$0.00	$(0.11)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income (loss)	$286	$(385)	$170	$(1,749)

Other comprehensive income (loss):
Change in unrealized holding gains (losses) on securities available for sale	(7)	4	(31)	(6)
Reclassification adjustment for gains realized in income	-	-	-	-
Net change in unrealized gains (losses)	(7)	4	(31)	(6)
Tax effect	-	-	-	-
Other comprehensive income (loss)	(7)	4	(31)	(6)
Comprehensive income (loss)	$279	$(381)	$139	$(1,755)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2014	$159	$-	$48,067	$(22,215)	$98	$(3,245)	$22,864
Net loss				170			170
Other comprehensive Income (loss)					(31)		(31)
Stock option expense, net of forfeitures			218				218
Cash dividends declared on Series B preferred stock				(233)			(233)
Issuance of 480,000 shares Series B preferred stock at $.01 par value, net of $631 in offering expenses		3	11,366				11,369
Balance at September 30, 2014	$159	$3	$59,651	$(22,278)	$67	$(3,245)	$34,357

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

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2014	2013

Net loss	$170	$(1,749)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	203	726
Depreciation	179	161
Amortization, net	169	338
Originations of loans held for sale	(40,280)	(19,775)
Proceeds from sale of loans held for sale	38,061	15,656
Net gains on sales of loans	(356)	(112)
Gain on sale of foreclosed assets	-	(28)
Earnings on bank owned life insurance	(97)	(98)
Stock-based compensation expense	218	82
Net change in:
Accrued interest receivable and other assets	350	(13)
Accrued interest payable and other liabilities	(52)	(60)
Net cash from (used by) operating activities	(1,435)	(4,872)

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in other financial institutions	1,240	744
Available-for-sale securities:
Maturities, prepayments and calls	1,398	6,864
Loan originations and payments, net	(41,274)	(18,117)
Additions to premises and equipment	(456)	(198)
Proceeds from the sale of foreclosed assets	-	149
Proceeds from mortgage insurance on foreclosed assets	-	14
Net cash from (used by) investing activities	(39,092)	(10,544)

Cash flows from financing activities
Net change in deposits	42,630	37,127
Net change in short-term borrowings from the FHLB and other debt	(6,526)	-
Proceeds from long-term FHLB advances and other debt	12,000	-
Repayments on long-term FHLB advances and other debt	(7,500)	-
Net change in advances by borrowers for taxes and insurance	(363)	(67)
Cash dividends paid on Series B preferred stock	(59)	-
Net proceeds from issuance of Series B preferred stock	11,369	-
Cost associated with issuance of common stock	-	(11)
Net cash from (used by) financing activities	51,551	37,049

Net change in cash and cash equivalents	11,024	21,633

Beginning cash and cash equivalents	19,160	25,152

Ending cash and cash equivalents	$30,184	$46,785

Supplemental cash flow information:
Interest paid	$1,084	$1,472

Supplemental noncash disclosures:
Transfers from loans to repossessed assets	$-	$74
Transfer from premises and equipment to assets held for sale	-	1,903

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the “Holding Company”) and its wholly-owned subsidiaries, CFBank, Ghent Road, Inc., and Smith Ghent LLC (together referred to as the “Company”).  Ghent Road, Inc. was formed in 2006 and owned the land adjacent to the corporate office, and Smith Ghent LLC owned the office building on such land. During October 2013, the Company consummated a sale of its corporate office building and adjacent land, and relocated its main office branch to a nearby location. After the sale was finalized, Ghent Road, Inc. and Smith Ghent LLC were legally dissolved, prior to year-end 2013.  However, the results of operations of Ghent Road, Inc. and Smith Ghent LLC for 2013 prior to dissolution are included in these consolidated financial statements.  Intercompany transactions and balances are eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2014 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K.  Reference is made to the accounting policies of the Company described in Note 1 of the Notes to Consolidated Financial Statements contained in the Company’s 2013 Annual Report that was filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.  The Company has consistently followed those policies in preparing this Form 10-Q.

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

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by CFBank over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual historical three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic
Net earnings (loss)	$286	$(385)	$170	$(1,749)
Dividends on Series B preferred stock	(174)	-	(233)	-
Earnings (loss) allocated to common stockholders	$112	$(385)	$(63)	$(1,749)

Weighted average common shares outstanding including unvested share-based payment awards	15,823,710	15,823,677	15,823,710	15,823,805
Less: Unvested share-based payment awards	-	(33)		(210)
Average shares	15,823,710	15,823,644	15,823,710	15,823,595

Basic earnings (loss) per common share (1)	$0.01	$(0.02)	$0.00	$(0.11)

Diluted
Net earnings (loss) allocated to common stockholders	$112	$(385)	$(63)	$(1,749)

Weighted average common shares outstanding for basic loss per common share	15,823,710	15,823,644	15,823,710	15,823,595
Add: Dilutive effects of assumed exercises of stock options	7,444	-	-	-
Add: Dilutive effects of assumed exercises of stock warrants	-	-	-	-
Average shares and dilutive potential common shares	15,831,154	15,823,644	15,823,710	15,823,595

Diluted earnings (loss) per common share (2)	$0.01	$(0.02)	$0.00	$(0.11)

(1)	Basic earnings (loss) per share is less than $0.01 per share for the nine months ended September 30, 2014.
(2)	Diluted earnings (loss) per share is less than $0.01 per share for the three months ended September 30, 2014.

The following stock options, preferred share conversions and warrants were not considered in computing diluted earnings (loss) per common share because the options were anti-dilutive or the Company reported a net loss for the periods presented. The shares shown do not reflect any weighting based on issuance date, and are outstanding amounts at period end.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Stock options	614,552	247,216	621,996	247,216
Series B preferred stock	6,857,143	-	6,857,143	-
Stock warrants	1,152,125	-	1,152,125	-

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Adoption of New Accounting Standards:

In January 2014, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (January 2014).  This Update permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The amendments in this Update should be applied retrospectively to all periods presented.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (January 2014).  The objective of this Update is to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The amendments in this Update may be adopted using either a modified retrospective transition method or a prospective transition method.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

In April 2014 the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (April 2014).This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders.  This issue changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.”  The amendments in this Update are effective for fiscal years beginning after December 15, 2014.  Early adoption is permitted only for disposals or classifications as held for sale.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

In May 2014 the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014).  Section A - Summary and Amendments That Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs - Contracts with Customers (Subtopic 340-40).  Section B - Conforming Amendments to Other Topics and Subtopics in the Codification and Status Tables.  Section C - Background Information and Basis for Conclusions.  The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion.  The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

In June 2014 the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (June 2014).  This Update addresses the concerns of stakeholders’ by changing the accounting practices surrounding repurchase agreements.  The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In June 2014 the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (June 2014).  This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.   The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

At September 30, 2014, CFBank had $37,787 in brokered deposits with maturity dates from October 2014 through August 2018.  At September 30, 2014, cash, unpledged securities and deposits in other financial institutions totaled $31,463.    Brokered deposit maturities over the next four years are as follows:

September 30, 2015	$29,583
September 30, 2016	5,114
September 30, 2017	1,536
September 30, 2018	1,554
$37,787

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Previously, because CFBank was under a regulatory order, it was prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service® (CDARS) program, without FDIC approval.  While under the CFBank Order, CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012, September 14, 2012 and December 31, 2013.  On January 8, 2014, CFBank received a waiver for a 90-day period to allow the bank to renew deposits under the CDARS program.  With the release of the CFBank Order, CFBank is no longer subject to these restrictions.

CFBank dividends serve as a potential source of liquidity to the Holding Company to meet its obligations.  As of December 31, 2013, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings.   In addition, any future dividends by the Holding Company on its preferred or common stock, and any dividends or capital contributions by CFBank to the Holding Company, are also subject to prior regulatory approval in accordance with the commitments made in connection with the release and termination of the Orders.  In August 2014, the Holding Company received the prior approval from the FRB for the payment of a quarterly cash dividend on its Series B Preferred Stock in the amount of $187.5, which represents a dividend of $0.3906 per share, which was prorated for the preferred shareholders who closed on July 15, 2014.

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock, and pursuant to the commitments made to the FRB in connection with the termination of the Holding Company Order, the Holding Company may not declare or pay dividends on its stock without the prior written non-objection of the FRB.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities, which also requires the written non-objection of the FRB.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely in shares) the Company’s common stock, for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.    Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders and the other regulatory requirements and commitments to which we are subject, and we continue to work toward ensuring compliance with those regulatory requirements and commitments to which we continue to be subject.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2014
Corporate debt	$4,308	$14	$1	$4,321
State and municipal	1,902	1	19	1,884
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	728	40	-	768
Collateralized mortgage obligations	1,138	32	-	1,170
Total	$8,076	$87	$20	$8,143

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
Corporate debt	$4,360	$11	$8	$4,363
State and municipal	1,926	-	7	1,919
Issued by U.S. government-sponsored entities and agencies:				-
Mortgage-backed securities - residential	934	49	-	983
Collateralized mortgage obligations	2,354	53	-	2,407
Total	$9,574	$113	$15	$9,672

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2014 or December 31, 2013.

There were no sales of securities for the three and nine months ended September 30, 2014 or September 30, 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at September 30, 2014 are shown by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2014		December 31, 2013
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,272	$4,280	$2,386	$2,379
Due from one to five years	1,938	1,925	3,900	3,903
Mortgage-backed securities	728	768	934	983
Collateralized mortgage obligations	1,138	1,170	2,354	2,407
Total	$8,076	$8,143	$9,574	$9,672

Fair value of securities pledged was as follows:

	September 30,	December 31,
	2014	2013
Pledged as collateral for:
FHLB advances	$1,384	$2,024
Public deposits	2,057	905
Interest-rate swaps	365	443
Total	$3,806	$3,372

At September 30, 2014 and December 31, 2013, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$232	$1	$-	$-	$232	$1
State and municipal	-	-	881	19	881	19
Total temporarily impaired	$232	$1	$881	$19	$1,113	$20

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

December 31, 2013	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$239	$1	$1,002	$7	$1,241	$8
State and municipal	1,015	1	904	6	1,919	7
Total temporarily impaired	$1,254	$2	$1,906	$13	$3,160	$15

The unrealized losses in Corporate debt and State and municipal securities at September 30, 2014 and December 31, 2013, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated maturity, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2014 and December 31, 2013.

There was no unrealized loss in Collateralized mortgage obligations at September 30, 2014 and December 31, 2013.

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, deferred loan fees and costs and includes accrued interest.

	September 30,	December 31,
	2014	2013

Commercial	$49,773	$37,526
Real estate:
Single-family residential	40,477	32,219
Multi-family residential	29,881	32,197
Commercial	94,314	83,752
Construction	20,259	11,465
Consumer:
Home equity lines of credit	16,466	14,851
Other	3,254	860
Subtotal	254,424	212,870
Less: ALLL	(6,256)	(5,729)
Loans, net	$248,168	$207,141

Commercial loans included $24,931 and $12,918, respectively, of commercial lines of credit which required interest only payments at September 30, 2014 and December 31, 2013.

Home equity lines of credit included $14,439 and $12,144, respectively, of loans which required interest only payments at September 30, 2014 and December 31, 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage Purchase Program

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase an 80% interest from Northpointe of fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term nature of each of these individual loans, common credit risks (such as past due, impairment and TDR, nonperforming and nonaccrual classification) are substantially reduced and, therefore no allowance is allocated to these loans.  Northpointe maintains a 20% ownership interest in each loan it participates. The participation agreement further calls for full control to be relinquished by the mortgage broker to Northpointe and its participants with recourse to the broker after 120 days, at the sole discretion of Northpointe.  As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  At September 30, 2014 and December 31, 2013, CFBank held $14,999 and $12,743, respectively, of such loans which have been included in single-family residential loan totals above.

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the consolidated financial statements in the Company’s 2013 Annual Report to Stockholders incorporated by reference into our Annual Report on Form 10-K for the year ended December 31, 2013.

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2014:

	Three months ended September 30, 2014
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,605	$196	$1,211	$2,231	$474	$113	$41	$5,871
Addition to (reduction in) provision for loan losses	174	179	(147)	(88)	(103)	49	11	75
Charge-offs	(18)	-	-	-	-	-	-	(18)
Recoveries	-	1	-	320	-	7	-	328
Ending balance	$1,761	$376	$1,064	$2,463	$371	$169	$52	$6,256

	Nine months ended September 30, 2014
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,759	$120	$1,262	$2,325	$119	$139	$5	$5,729
Addition to (reduction in) provision for loan losses	17	254	(198)	(188)	252	21	45	203
Charge-offs	(18)	-	-	(2)	-	(9)	-	(29)
Recoveries	3	2	-	328	-	18	2	353
Ending balance	$1,761	$376	$1,064	$2,463	$371	$169	$52	$6,256

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

	Nine months ended September 30, 2013
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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2014:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$410	$1	$305	$102	$-	$-	$-	$818
Collectively evaluated for impairment	1,351	375	759	2,361	371	169	52	5,438
Total ending allowance balance	$1,761	$376	$1,064	$2,463	$371	$169	$52	$6,256

Loans:
Individually evaluated for impairment	$865	$302	$1,658	$3,609	$-	$-	$-	$6,434
Collectively evaluated for impairment	48,908	40,175	28,223	90,705	20,259	16,466	3,254	247,990
Total ending loan balance	$49,773	$40,477	$29,881	$94,314	$20,259	$16,466	$3,254	$254,424

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at September 30, 2014.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs and includes accrued interest. The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2014.  Cash payments of interest during the three and nine months ended September 30, 2014 totaled $52 and $157.

				Three months ended		Nine months ended
	As of September 30, 2014			September 30, 2014		September 30, 2014
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$121	$-	$121	$-	$121	$-
Real estate:
Single-family residential	339	177	-	178	-	181	-
Multi-family residential	-	-	-	-	-	-	-
Commercial:
Non-owner occupied	590	490	-	495	-	508	-
Owner occupied	718	197	-	201	-	215	-
Land	177	151	-	152	2	-	7
Total with no allowance recorded	1,959	1,136	-	1,147	2	1,025	7

With an allowance recorded:
Commercial	744	744	410	750	6	783	17
Real estate:
Single-family residential	125	125	1	125	2	125	5
Multi-family residential	1,658	1,658	305	1,670	-	1,703	3
Commercial:
Non-owner occupied	2,087	2,087	57	2,092	33	2,107	100
Owner occupied	385	385	10	386	6	390	16
Land	318	299	35	300	3	593	8
Total with an allowance recorded	5,317	5,298	818	5,323	50	5,701	149
Total	$7,276	$6,434	$818	$6,470	$52	$6,726	$156

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

				Three months ended		Nine months ended
	As of December 31, 2013			September 30, 2013		September 30, 2013
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$120	$-	$248	$-	$297	$-
Real estate:
Single-family residential	352	191	-	-	-	-	-
Multi-family residential	-	-	-	178	-	187	-
Commercial:
Non-owner occupied	2,022	1,453	-	1,496	-	1,905	-
Owner occupied	2,021	1,070	-	1,370	-	1,418	-
Land	-	-	-	-	-	-	-
Total with no allowance recorded	4,530	2,834	-	3,292	-	3,807	-

With an allowance recorded:
Commercial	872	872	532	793	7	831	20
Real estate:
Single-family residential	126	126	-	477	2	478	6
Multi-family residential	1,759	1,759	402	1,866	1	1,903	3
Commercial:
Non-owner occupied	2,158	2,158	46	2,177	35	2,199	104
Owner occupied	397	397	7	162	6	163	18
Land	812	767	138	368	5	377	17
Total with an allowance recorded	6,124	6,079	1,125	5,843	56	5,951	168
Total	$10,654	$8,913	$1,125	$9,135	$56	$9,758	$168

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2014	December 31, 2013
Loans past due over 90 days still on accrual:
Real estate:
Commercial:
Non-owner occupied	$187	$-
Total over 90 days still on accrual loans	187	-
Nonaccrual loans:
Commercial	506	563
Real estate:
Single-family residential	570	479
Multi-family residential	1,604	1,701
Commercial:
Non-owner occupied	490	1,453
Owner occupied	197	1,070
Land	128	420
Consumer:
Home equity lines of credit:
Originated for portfolio	51	52
Total nonaccrual	3,546	5,738
Total nonaccrual and nonperforming loans	$3,733	$5,738

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There was one commercial real estate loan totaling $187 that was 90 days or more past due and still accruing interest at September 30, 2014 and none at December 31, 2013 included in the table above.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$-	$121	$121	$49,652	$385
Real estate:
Single-family residential	1,161	13	299	1,473	39,004	271
Multi-family residential	-	-	-	-	29,881	1,604
Commercial:
Non-owner occupied	379	-	187	566	51,041	490
Owner occupied	-	-	-	-	37,192	197
Land	-	-	128	128	5,387	-
Construction	-	-	-	-	20,259	-
Consumer:
Home equity lines of credit:
Originated for portfolio	51	-	-	51	14,856	51
Purchased for portfolio	-	120	-	120	1,439	-
Other	42	-	-	42	3,212	-
Total	$1,633	$133	$735	$2,501	$251,923	$2,998

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2013:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$-	$121	$121	$37,405	$442
Real estate:
Single-family residential	352	268	247	867	31,352	232
Multi-family residential	-	-	-	-	32,197	1,701
Commercial:
Non-owner occupied	-	-	923	923	42,199	530
Owner occupied	-	-	-	-	35,202	1,070
Land	-	-	420	420	5,008	-
Construction	-	-	-	-	11,465	-
Consumer:
Home equity lines of credit:
Originated for portfolio	52	-	-	52	12,930	52
Purchased for portfolio	123	-	-	123	1,746	-
Other	2	11	-	13	847	-
Total	$529	$279	$1,711	$2,519	$210,351	$4,027

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Troubled Debt Restructurings (TDRs):

As of September 30, 2014 and December 31, 2013, TDRs totaled $5.7 million and $6.1 million, respectively.  The Company allocated $797 and $998 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2014 and December 31, 2013, respectively.  The Company had not committed to lend any additional amounts as of September 30, 2014 or December 31, 2013 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and nine months ended September 30, 2014, no loans were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

During the three months ended September 30, 2013, there were two commercial loans modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.  The modified terms included converting a revolving line of credit to a 10-month term loan with a 36-month amortization and a change in the stated interest rate of the loan from 4.75% to 6.75%.  The other modification consolidated two existing TDRs into one loan with a 5-year term amortizing over 15 years and a change in the stated interest rates, of 6% and 5.5%, to 5%. These TDRs had associated reserves of $76.

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

There were no TDRs in payment default or that became nonperforming during the period ended September 30, 2014 and 2013.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended September 30, 2014 and 2013 that did not meet the definition of a TDR. These loans had a total recorded investment of $2,709 and $4,026 as of September 30, 2014 and 2013, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At September 30, 2014 and December 31, 2013, nonaccrual TDRs were as follows:

	September 30, 2014	December 31, 2013
Commercial	$385	$442
Real estate:
Single-family residential	177	190
Multi-family residential	1,604	1,701
Commercial:
Non-owner occupied	-	-
Owner occupied	197	238
Total	$2,363	$2,571

Nonaccrual loans at September 30, 2014 and December 31, 2013 do not include $3,332 and $3,517, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans by risk category and by class of loans as of September 30, 2014 and based on the most recent analysis performed follows.  There were no loans rated doubtful at September 30, 2014.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$160	$48,458	$473	$682	$49,773
Real estate:
Single-family residential	39,862	-	-	615	40,477
Multi-family residential	-	27,469	-	2,412	29,881
Commercial:
Non-owner occupied	143	46,043	120	5,301	51,607
Owner occupied	-	34,620	1,530	1,042	37,192
Land	79	2,502	-	2,934	5,515
Construction	8,760	11,499	-	-	20,259
Consumer:
Home equity lines of credit:
Originated for portfolio	14,756	-	-	151	14,907
Purchased for portfolio	1,078	-	317	164	1,559
Other	3,254	-	-	-	3,254
	$68,092	$170,591	$2,440	$13,301	$254,424

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Loans held for sale:  Loans originated and held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market, and are excluded from the fair value measurement table. These loans totaled $3,292 at September 30, 2014.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2014 using Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,321
State and municipal	1,884
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	768
Collateralized mortgage obligations	1,170
Total securities available for sale	$8,143

Loans held for sale	2,568

Yield maintenance provisions (embedded derivatives)	$318

Interest rate lock commitments	$44

Financial Liabilities:
Interest-rate swaps	$318

Fair Value Measurements at December 31, 2013 using Significant Other Observable Inputs(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$4,363
State and municipal	1,919
Issued by U.S. government-sponsored entities and agencies:
Mortgage-backed securities - residential	983
Collateralized mortgage obligations	2,407
Total securities available for sale	$9,672

Loans held for sale	3,285

Yield maintenance provisions (embedded derivatives)	$599

Interest rate lock commitments	$16

Financial Liabilities:
Interest-rate swaps	$599

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2014 or December 31, 2013.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2014 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$-
Real Estate:
Single-family residential	300
Multi-family residential	1,301
Commercial:
Non-owner occupied	-
Owner occupied	223
Land	158
Total impaired loans	$1,982

Fair Value Measurements at December 31, 2013 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$-
Real Estate:
Single-family residential	316
Multi-family residential	1,301
Commercial:
Non-owner occupied	-
Owner occupied	234
Land	629
Total impaired loans	$2,480

The Company had no assets or liabilities, that were material, measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2014 or December 31, 2013.

Loan servicing rights, which are carried at fair value at September 30, 2014 and December 31, 2013, are not material based on the value of the asset.

Impaired loans, which are carried at the fair value of the collateral for collateral-dependent loans, had an unpaid principal balance of $3,037 with a valuation allowance of $709, at September 30, 2014. There were no write-downs of impaired collateral-dependent loans during the three and nine months ended September 30, 2014 or 2013.  Impaired loans carried at the fair value of collateral had an unpaid principal balance of $3,465, with a valuation allowance of $985 at December 31, 2013.

During the three and nine months ended September 30, 2014, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial real estate:
Single-family residential	300	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-17.67%, 2.35%) -8.33%

Multi-family residential	1,301	Comparable sales approach	Adjustment for differences between the comparable market transactions	-20.59%
Commercial:
Owner occupied	223	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%
Land	158	Comparable sales approach	Adjustment for differences between the comparable market transactions	8.10%

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans originated for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2014 or December 31, 2013.

As of September 30, 2014 and December 31, 2013, the aggregate fair value, contractual balance (including accrued interest) and gain or loss were as follows:

	September 30, 2014	December 31, 2013

Aggregate fair value	$2,568	$3,285
Contractual balance	2,540	3,270
Gain (loss)	28	15

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2014 and 2013 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income	$31	$13	$84	$29
Interest expense	-	-	-	-
Change in fair value	(3)	26	13	6
Total change in fair value	$28	$39	$97	$35

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 were as follows:

	Fair Value Measurements at September 30, 2014 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$30,184	$30,184	$-	$-	$30,184
Interest-bearing deposits in other financial institutions	742	742	-	-	742
Securities available for sale	8,143	-	8,143	-	8,143
Loans held for sale	5,861	-	2,568	-	2,568
Loans, net	248,168	-	-	249,017	249,017
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	64	4	60	-	64
Yield maintenance provisions (embedded derivatives)	318	-	318	-	318
Interest rate lock commitments	44	-	44	-	44

Financial liabilities
Deposits	$(250,963)	$(105,025)	$(146,478)	$-	$(251,503)
FHLB advances and other borrowings	(14,500)	-	(14,574)	-	(14,574)
Advances by borrowers for taxes and insurance	(212)	-	-	(212)	(212)
Subordinated debentures	(5,155)	-	(2,786)	-	(2,786)
Accrued interest payable	(48)	-	(48)	-	(48)
Interest-rate swaps	(318)	-	(318)	-	(318)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 were as follows:

	Fair Value Measurements at December 31, 2013 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,160	$19,160	$-	$-	$19,160
Interest-bearing deposits in other financial institutions	1,982	1,982	-	-	1,982
Securities available for sale	9,672	-	9,672	-	9,672
Loans held for sale	3,285	-	3,285	-	3,285
Loans, net	207,141	-	-	207,445	207,445
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	50	4	46	-	50
Yield maintenance provisions (embedded derivatives)	599	-	599	-	599
Interest rate lock commitments	16	-	16	-	16

Financial liabilities
Deposits	$(208,309)	$(89,266)	$(119,933)	$-	$(209,199)
FHLB advances and other borrowings	(16,526)	-	(10,051)	(6,526)	(16,577)
Subordinated debentures	(5,155)	-	(3,004)	-	(3,004)
Accrued interest payable	(255)	-	(255)	-	(255)
Interest-rate swaps	(599)	-	(599)	-	(599)

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

NOTE 6 – SUBORDINATED DEBENTURES

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

The Company’s Board of Directors elected to defer interest payments on the subordinated debentures in 2010. Cumulative deferred interest payments through September 30, 2012 totaling $348 were paid current in December 2012 with the approval of the FRB.    Subsequently, the Company deferred interest payments, and the accrued deferred interest payments totaled $219 as of December 31, 2013.  In June 2014, the Company paid all deferred and current interest payments in the amount of $293.    Accrued deferred payments as of September 30, 2014 and December 31, 2013 were $0 and $210, respectively. Pursuant to the Holding Company’s current commitments to the FRB, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FRB.    During the quarter ended September 2014, the Company paid all of the interest current totaling $41 with the written non-objection of the FRB.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.08% at September 30, 2014 and 3.10% at December 31, 2013.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $69 and $218, respectively, for the three and nine months ended September 30, 2014 and $32 and $82, respectively, for the three and nine months ended September 30, 2013.  The total income tax effect was not material for the three and nine months ended September 30, 2014 and 2013.

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

Stock Options

The Plans permit the grant of stock options to directors, officers and employees of the Holding Company and CFBank.  Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one to three years, and are exercisable for ten years from the date of grant.  Unvested stock options immediately vest upon a change of control.

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

There were no options granted during the three and nine months ended September 30, 2014.  The fair value of the options granted during the three and nine months ended September 30, 2013 was determined using the following weighted average assumptions as of the grant dates as listed in the table below.

	Three months ended	Nine months ended
	September 30, 2013	September 30, 2013

Risk-free interest rate	2.00%	1.71%
Expected term (years)	7	7
Expected stock price volatility	80.23%	80.05%
Dividend yield	0%	0%

A summary of stock option activity in the Plans for the nine months ended September 30, 2014 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	639,686	$1.70
Granted	-	-
Exercised	-	-
Expired	(1,200)	63.00
Cancelled or Forfeited	(16,490)	2.36
Outstanding at end of period	621,996	$1.56	8.7	$-

Expected to vest	514,168	$1.40	8.8	$-

Exercisable at end of period	107,828	$2.37	8.0	$-

During the nine months ended September 30, 2014, there were 16,490 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares is reversed.

There were no shares granted or exercised during the three or nine months ended September 30, 2014.
As of September 30, 2014, there was $175 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.4 years.  Substantially all of the 514,168 nonvested stock options at September 30, 2014 are expected to vest.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock as of the grant date.  The fair value of the stock was determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 953,042 shares available for stock option grants and restricted stock to be issued under the Plans at September 30, 2014.  There were no shares of restricted stock issued during the three or nine months ended September 30, 2014 and 2013.  As of September 30, 2014, there were no nonvested restricted share awards.

There were no shares forfeited during the three or nine months ended September 30, 2014.  During the three and nine months ended September, 2013, 1,000 shares were forfeited, which resulted in the reversal of previously recognized expense associated with the nonvested shares. As of September 30, 2014, the total unrecognized compensation cost related to nonvested restricted shares granted under the Plans was immaterial.  There were no shares vested during the three and nine months ended September 30, 2014 and 2013.

NOTE 8 – REGULATORY CAPITAL MATTERS

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

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under
			For Capital		Applicable Regulatory		Required By
	Actual		Adequacy Purposes		Action Regulations		OCC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2014
Total Capital to risk
weighted assets	$37,246	14.33%	$20,790	8.00%	$25,987	10.00%	$31,185	12.00%

Tier 1 (Core) Capital to risk
weighted assets	33,960	13.07%	10,395	4.00%	15,592	6.00%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	33,960	11.14%	12,196	4.00%	15,245	5.00%	24,392	8.00%

Tangible Capital to
adjusted total assets	33,960	11.14%	4,573	1.50%	N/A	N/A	N/A	N/A

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

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  CFBank met the heightened capital requirements imposed by the OCC at September 30, 2014, as discussed below, and met the capital requirement at December 31, 2013 as required by the CFBank Order.  However, CFBank was not considered “well capitalized” under the aforementioned applicable regulatory capital standards at December 31, 2013 because of the existence of the CFBank Order as of such date.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remains subject to the heightened capital requirements imposed by the OCC and is required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets.  See Note 2-Regulatory Order Considerations for additional information.

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test was met at September 30, 2014 and December 31, 2013.

CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established at that time in the amount of $14,300, which was the net worth reported in the conversion prospectus.  The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company.  Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would receive a distribution from this account if CFBank liquidated and its assets exceeded its liabilities.  Dividends may not reduce CFBank’s stockholder’s equity below the required liquidation account balance.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. CFBank must receive regulatory approval prior to any dividend payments.  Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 10-Income taxes.

As of September 30, 2014, CFBank could pay no dividends to the Holding Company under the regulations described above without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval. The payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC until CFBank is able to generate consistent earnings.

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:  CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $4,387 at September 30, 2014 and $7,535 at December 31, 2013.

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

Contingent Features:  The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At September 30, 2014, CFBank had $865 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of September 30, 2014, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	September 30, 2014	December 31, 2013

Notional amount	$4,387	$7,535
Weighted average pay rate on interest-rate swaps	3.89%	3.86%
Weighted average receive rate on interest-rate swaps	0.16%	0.19%
Weighted average maturity (years)	4.0	3.6
Fair value of interest-rate swaps	$(318)	$(599)
Fair value of yield maintenance provisions	318	599

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions or interest-rate swaps for the three and nine months ended September 30, 2014 or 2013.

Mortgage banking derivatives: Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $7,754 and $3,476 of interest rate lock commitments related to residential mortgage loans at September 30, 2014 and December 31, 2013, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $44 and $16 at September 30, 2014 and December 31, 2013, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

The Company maintained a valuation allowance against the net deferred tax assets at September 30, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company.    However, the result of the change in stock ownership associated with the stock offering,  was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2013, the Company had net operating loss carryforwards of $27,835, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $60, which do not expire. As a result of the ownership change resulting from the Company’s 2012 stock offering, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

At September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2010.

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September  30, 2014 and 2013 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

		Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013

		Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated Other Comprehensive Income (Loss)		$74	$97	$98	$107

Other comprehensive income before reclassifications		(7)	4	(31)	(6)
Amount reclassified from accumulated other comprehensive income	(2)	-	-	-	-
Net current-period other comprehensive income (loss)		(7)	4	(31)	(6)

Accumulated Other Comprehensive Income		$67	$101	$67	$101

(1)	All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)	There were no amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2014 and 2013.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 12-  CAPITAL RAISE

Commencing in April 2014, the Company conducted a private placement of up to 480,000 shares of its 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) for an offering price of $25.00 per share (the “Private Placement”).  Pursuant to the Private Placement, the Company sold an aggregate of 480,000 shares of Series B Preferred Stock on May 12, 2014 and July 15, 2014, for an aggregate offering price of $12,000,000.  The Series B Preferred Stock was sold by the Company with the assistance of McDonald Partners, LLC, as placement agent, on a best efforts basis.   After payment of approximately $482,000 in placement fees to McDonald Partners, LLC and approximately $149,000 of other offering expenses, the Company’s net proceeds from its sale of the 480,000 shares of Series B Preferred Stock in the Private Placement were approximately $11,369,000.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Business Overview

The Holding Company is a savings and loan holding company incorporated in Delaware in 1998.  Substantially all of our business is conducted through our principal subsidiary, CFBank, a federally-chartered savings association formed in 1892.

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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses, income and other various taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses.  In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose of restrictions on our operations, to classify of our assets and to determine the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

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

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Currently, CFBank cannot declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $3.8 million in cash and cash equivalents at September 30, 2014.  The regulators have further required the Holding Company to develop a business plan, separate from CFBank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

General.  Assets totaled $307.6 million at September 30, 2014 and increased $51.9 million, or 20.3%, from $255.7 million at December 31, 2013.  The increase was primarily due to a $41.0 million increase in net loan balances, a $11.0 million increase in cash and cash equivalents and a $2.6 million increase in loans held for sale, partially offset by a $1.5 million decrease in securities available for sale and a $1.2 million decrease in interest-bearing deposits in other financial institutions related to repayments and maturities.

Cash and cash equivalents.  Cash and cash equivalents totaled $30.2 million at September 30, 2014 and increased $11.0 million, or 57.5%, from $19.2 million at December 31, 2013. The increase was a result of management’s efforts to increase deposit activity in order to fund anticipated loan growth.

Securities.  Securities available for sale totaled $8.1 million at September 30, 2014 and decreased $1.5 million, or 15.8%, compared to $9.7 million at December 31, 2013.  The decrease was due to maturities and repayments.

Loans.  Net loans totaled $248.2 million at September 30, 2014 and increased $41.0 million, or 19.8%, from $207.1 million at December 31, 2013. The increase was primarily due to a $12.2 million increase in commercial loan balances, a $10.6 million increase in commercial real estate loan balances, a $8.8 million increase in construction loan balances and a $8.3 million increase in single-family residential loan balances, partially offset by a $2.3 million decrease in multi-family loan balances.

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase from Northpointe an 80% interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short term nature of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are no reserves allocated to these loans.  Northpointe maintains a 20% ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans.  During the three and nine months ended September 30, 2014, loan origination activity in the program totaled $76.8 and $168.7, respectively, and payoffs for the same period totaled $81.8 million and $166.4, respectively.  At September 30, 2014 and December 31, 2013, CFBank held $15.0 million and $12.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan losses (ALLL). The ALLL totaled $6.3 million at September 30, 2014 and increased $527,000, or 9.2%, from $5.7 million at December 31, 2013.  The increase in the ALLL was due to a 19.5% increase in overall loan balances and net recoveries during the nine months ended September 30, 2014. The provision for growth was partially offset by continuous improvement in credit quality.  The ratio of the ALLL to total loans was 2.46% at September 30, 2014, compared to 2.69% at December 31, 2013. In addition, the ratio of the ALLL to nonperforming loans improved to 167.6% at September 30, 2014, compared to 99.9% at December 31, 2013.

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

Individually impaired loans totaled $6.4 million at September 30, 2014, and decreased $2.5 million, or 27.8%, from $8.9 million at December 31, 2013.  The decrease was primarily due to loan repayments.  The amount of the ALLL specifically allocated to individually impaired loans totaled $818,000 at September 30, 2014 and $1.1 million at December 31, 2013.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $2.0 million, or 34.9%, and totaled $3.7 million at September 30, 2014, compared to $5.7 million at December 31, 2013.  The decrease in nonperforming loans was due to loan repayments. The ratio of nonperforming loans to total loans decreased to 1.5% at September 30, 2014 compared to 2.7% at December 31, 2013, as a result of management’s focus on improving credit quality.

Nonaccrual loans include some loans that were modified and identified as TDRs and the loans are not performing. TDRs included in nonaccrual loans totaled $2.4 million at September 30, 2014 and $2.6 million at December 31, 2013.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at September 30, 2014 and December 31, 2013 do not include $3.3  million and $3.5 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The levels of criticized and classified loans decreased during the nine months ended September 30, 2014, due to management’s focused efforts to improve credit quality, and continued repayment of loans by customers.  Loans designated as special mention decreased $496, or 16.9%, and totaled $2.4 million at September 30, 2014, compared to $2.9 million at December 31, 2013.  Loans classified as substandard decreased $1.6 million, or 10.7%, and totaled $13.3 million at September 30, 2014, compared to $14.9 million at December 31, 2013.  No loans were classified as doubtful at September 30, 2014 and December 31, 2013.  See Note 4 to our consolidated financial statements included in this Quarterly Report on this Form 10-Q for additional information regarding risk classification of loans.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Total past due loans decreased $18, or 0.7%, and totaled $2.5 million at September 30, 2014, compared to $2.5 million at December 31, 2013.  Past due loans totaled 1.0% of the loan portfolio at September 30, 2014, compared to 1.2% at December 31, 2013.  The decrease was primarily due to a decrease in commercial real estate loans, partially offset by an increase in residential mortgage loans.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $24.9 million, or 50.1%, of the commercial portfolio at September 30, 2014 compared to $12.9 million, or 34.4%, at December 31, 2013. Given the recessionary effects of the economy, as previously discussed, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $14.4 million, or 91.8%, of the total home equity lines of credit at September 30, 2014 compared to $12.1 million, or 81.0%, at December 31, 2013.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2014; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or based on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.  Foreclosed assets totaled $1.6 million at September 30, 2014, and remained constant compared to $1.6 million at December 31, 2013.  Foreclosed assets at September 30, 2014 and December 31, 2013 consisted of one multi-family property in Mansfield, Ohio.

The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming and other loans with credit issues.

Deposits.  Deposits totaled $251.0 million at September 30, 2014 and increased $42.7 million, or 20.5%, from $208.3 million at December 31, 2013.  The increase is primarily attributed to a $26.9 million increase in certificate of deposit account balances, a $7.5 million increase in checking account balances, a $5.6 million increase in money market account balances and a $2.7 million increase in savings account balances.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $37.8 million at September 30, 2014, and increased $16.4 million, or 76.8%, from $21.4 million at December 31, 2013.  The increase in brokered deposits is primarily due to  a $8.2 million increase in brokered certificates of deposit, a $5.1 million increase in CDARS balances and $3.5 million in other brokered funds.  These funds were used to augment our funding sources to fund loan growth or increases in our mortgage purchase program at various times.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

While the CFBank Order was in place from May 2011 until January 2014, CFBank was prohibited from accepting or renewing brokered deposits, including CDARS balances.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, and the restrictions were subsequently lifted upon the termination of the CFBank Order in January 2014.  Customer balances in the CDARS program totaled $11.2 million at September 30, 2014 and increased $5.3 million, or 90.2%, from $5.9 million at December 31, 2013.

FHLB advances.   FHLB advances totaled $14.5 million at September 30, 2014 and $10.0 million December 31, 2013, respectively.  At year-end 2013, CFBank was limited to borrowing term maturities not exceeding 365 days due to restrictions imposed by the FHLB due to the existence of the CFBank Order.  With the termination of the CFBank Order effective January 23, 2014, the FHLB notified CFBank that the restriction on borrowing terms had been lifted, effective January 24, 2014.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both September 30, 2014 and December 31, 2013.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments beginning with the quarterly interest payment due on December 30, 2010 in order to preserve cash at the Holding Company prior to completion of the stock offering. Cumulative deferred interest payments through September 30, 2012 totaling $348,000 were paid current in December 2012 with the approval of the FRB.  Subsequently, the Company deferred interest payments, and accrued deferred interest payments totaled $210 as of December 31, 2013.  In June 2014, the Company paid all deferred and current interest payments in the amount of $293.  During the quarter ended September 2014, with prior non-objection from the FRB, the Company paid current all of the third quarter interest totaling $41, and accrued interest was $0 as of September 30, 2014.    Pursuant to the Holding Company’s current commitments to the FRB, the Holding Company may not, directly or indirectly, incur, issue, renew, rollover, or pay interest or principal on any debt (including the subordinated debentures) or commit to do so, increase any current lines of credit, or guarantee the debt of any entity, without prior written notice to and written non-objection from the FRB.

Stockholders’ equity.    Stockholders’ equity totaled $34.4 million at September 30, 2014, an increase of $11.5 million, or 50.3%, from $22.9 million at December 31, 2013.  The increase in total stockholders’ equity was primarily attributed to the Company’s completion of  the sale of 480,000 shares of its newly designated 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B, with a liquidation preference of $25.00 per share (“Series B Preferred Stock”), for an aggregate offering price of $12,000,000.  The Series B Preferred Stock was sold by the Company with the assistance of McDonald Partners, LLC, as placement agent, on a best efforts basis.   After payment of approximately $482,000 in placement fees to McDonald Partners, LLC and approximately $149,000 of other offering expenses, the Company’s net proceeds from its sale of the 480,000 shares of Series B Preferred Stock were approximately $11,369,000.  See Note 12 to the consolidated financial statements included in the Quarterly Report on Form 10-Q for additional information.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Three Months Ended September 30, 2014 and 2013

General.   Net income for the three months ended September 30, 2014 totaled $286,000 and increased $671,000 compared to a net loss of $385,000 for the three months ended September 30, 2013, primarily due to a $1.0 million increase in net interest income, a $270,000 increase in noninterest income, offset by a $644,000 increase in noninterest expense.

Net income attributable to common stockholders for the three months ended September 30, 2014, totaled $112,000, or $0.01 per diluted common share, and increased $497,000 compared to a net loss attributable to common stockholders of $385,000, or $(0.02) per diluted common share, for the three months ended September 30, 2013.  For the three months ended September 30, 2014, the preferred dividend on the Series B Preferred Stock reduced net income attributable to common stockholders by $174,000, while there was no impact for the three months ended September 30, 2013.

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

Net interest income totaled $2.4 million for the quarter ended September 30, 2014 and increased $1.0 million, or 75.0%, compared to $1.4 million for the quarter ended September 30, 2013. The increase in net interest income was primarily due to a $988,000, or 51.2%, increase in interest income, coupled with a $56,000, or 10.4%, decrease in interest expense.  The increase in interest income was primarily attributed to a $59.2 million, or 26.8%, increase in average interest-earning assets outstanding, a 68 bps increase in average yield and improved mix. The decrease in interest expense was attributed to a 26 bps reduction in the average cost of funds on interest-bearing liabilities, and improved mix from noninterest-bearing deposits.  As a result, the net interest margin of 3.49% for the quarter ended September 30, 2014 improved 96 bps compared to the net interest margin of 2.53% for the quarter ended September 30, 2013.

Interest income.  Interest income totaled $2.9 million and increased $988,000, or 51.2%, for the quarter ended September 30, 2014, compared to $1.9 million for the quarter ended September 30, 2013. The increase in interest income was primarily due to a $84.1 million increase in average loan and loan available for sale balances from $170.4 million at September 30, 2013, to $254.5 million at September 30, 2014 and a 20 bps improvement in the average yield on interest earning assets.

Interest expense.  Interest expense totaled $482,000 and decreased $56,000, or 10.4%, for the quarter ended September 30, 2014, compared to $538,000 for the quarter ended September 30, 2013.  The decrease in interest expense resulted from lower deposit costs due to a 26 bps decrease in average rates on interest-bearing liabilities, which offset the volume variance from the increase in deposit balances.  The decrease in rates is attributed to higher cost CD’s, including brokered CD’s, maturing and re-pricing in today’s lower rate environment.  In addition, an FHLB term advance matured during the first quarter 2014 and was replaced with a lower cost advance.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for loan losses.  The provision for loan losses totaled $75,000 for the quarter ended September 30, 2014 and decreased $1,000, or 1.3%, compared to $76,000 for the quarter ended September 30, 2013.  The decrease in the provision for loan losses for the quarter ended September 30, 2014 was primarily due to improved credit quality and a decrease in special mention and substandard loans.  Net recoveries for the quarter ended September 30, 2014 totaled $310,000 and increased $280,000, compared to net recoveries of $30,000 for the quarter ended September 30, 2013, primarily related to a large recovery of one commercial real estate loan that paid off during the third quarter.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2014 and 2013.

	For the three months ended September 30,
	2014	2013
	(Dollars in thousands)
Commercial	$18	$(9)
Single-family residential real estate	(1)	(1)
Multi-family residential real estate	-	(1)
Commercial real estate	(320)	(4)
Home equity lines of credit	(7)	(13)
Other consumer loans	-	(2)
Total	$(310)	$(30)

Noninterest income.  Noninterest income for the quarter ended September 30, 2014 totaled $446,000 and increased $270,000, or 153.4%, compared to $176,000 for the quarter ended September 30, 2013. The increase was primarily due to a $208,000 increase in net gain on sale of loans, a $55,000 increase in other noninterest income and a $7,000 increase in service charges. The $55,000 increase in other noninterest income included $30,000 of revenue resulting from sales activities from the Company’s joint ventures, as discussed in Note 22 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.  The increase in net gain on sales of loans was due to increases in mortgage sales activity related to the development of the mortgage department and ramp up of the mortgage business.

Noninterest expense. Noninterest expense increased $644,000, or 34.3%, and totaled $2.5 million for the quarter ended September 30, 2014, compared to $1.9 million for the quarter ended September 30, 2013.  The increase in noninterest expense during the three months ended September 30, 2014 was primarily due to a $207,000 increase in salaries and employee benefits, a $171,000 increase in foreclosed asset expense, a $106,000 increase in professional fees, a $68,000 increase in occupancy and equipment, and a $65,000 increase in data processing expenses.

Salaries and benefit expenses increased primarily due to the full year effect of the investment in mortgage personnel as this business line was ramped up in the latter part of 2013, coupled with an increase in personnel in the credit administration and treasury management area.  Foreclosed asset expense increased related to maintenance and light rehabilitation incurred to increase occupancy levels, along with increased operating costs.  Professional fees increased due to increased legal and workout fees and increased consulting fees associated with project work related to the mortgage division and credit area.  The increase in occupancy and equipment expenses related to rent expense, leasehold improvements and associated utilities associated with our growth and expansion.  The increase in data processing expenses is driven by expanded IT services associated with the aforementioned growth and expansion.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended September 30, 2014.  As such, there was no income tax expense or benefit for the quarters ended September 30, 2014 or 2013.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Nine Months Ended September 30, 2014 and 2013

General.   Net income for the nine months ended September 30, 2014 totaled $170,000 and increased $1.9 million, compared to a net loss of $1.7 million for the nine months ended September 30, 2013, primarily due to a $2.4 million increase in net interest income, a $471,000 increase in noninterest income and a $523,000 decrease in provision expense, partially offset by a $1.4 million increase in noninterest expense.

The net loss attributable to common stockholders for the nine months ended September 30, 2014, totaled $63,000, or $(0.00) per diluted common share, and decreased $1.7 million, or 96.4%, compared to net loss attributable to common shareholders of $1.7 million, or $(0.11) per diluted common share, for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, the preferred dividend on the Series B Preferred Stock impacted the net loss attributable to common stockholders by $233,000, while there was no impact for the nine months ended September 30, 2013.

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

Net interest income totaled $6.2 million for the nine months ended September 30, 2014 and increased $2.4 million, or 61.1%, compared to $3.9 million for the nine months ended September 30, 2013.  The increase in net interest income was primarily due to a $2.1 million, or 38.8%, increase in interest income, coupled with a $244,000, or 15.2%, decrease in interest expense.  The increase in interest income was primarily attributed to a $45.3 million, or 21.6%, increase in average interest-earning assets outstanding, a 49 bps increase in average yield and improved mix. The decrease in interest expense was attributed to a 30 bps reduction in the average cost of funds on interest-bearing liabilities, and improved mix from noninterest-bearing deposits, which increased $14.0 million, or 61.0%.  As a result, the net interest margin of 3.26% for the nine months ended September 30, 2014 improved 80 bps compared to the net interest margin of 2.46% for the nine months ended September 30, 2013.

Interest income.  Interest income totaled $7.6 million and increased $2.1 million, or 38.8%, for the nine months ended September 30, 2014, compared to $5.5 million for the nine months ended September 30, 2013. The increase in interest income was primarily due to a $70.5 million, or 44.5%, increase in average loan and loan available for sale balances from $158.4 million at September 30, 2013, to $228.9 million at September 30, 2014, and a 49 bps improvement in the average yield on interest earning assets.  Additionally, an improved earning assets mix resulted from a $20.4 million, or 56.9%, decrease in other earning assets earning 40bps that were redeployed into higher yielding loans.

Interest expense.    Interest expense totaled $1.4 million and decreased $244,000, or 15.2%, for the nine months ended September 30, 2014, compared to $1.6 million for the nine months ended September 30, 2013.  The decrease in interest expense resulted from lower deposit costs due to a 30 bps decrease in the average rates on total interest bearing liabilities.  The decrease in overall rates is attributed to a 20 bps reduction in overall deposit costs, associated with higher cost CDs maturing, including brokered CDs, and re-pricing at lower rates, which offset a $23.9 million, or 14.1%, increase in average deposit balances. In addition, the overall deposit costs with FHLB advance rates decreased 137 bps, related to re-pricing of higher cost advances that matured and were replaced with lower cost advances.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Provision for loan losses.  The provision for loan losses totaled $203,000 for the nine months ended September 30, 2014 and decreased $523,000, or 72.0%, compared to $726,000 for the nine months ended September 30, 2013.  The decrease in the provision for loan losses for the nine months ended September 30, 2014 was primarily due to improved credit quality and a decrease in special mention and substandard loans, which more than offset the provision for growth in the portfolio for new loans generated in 2014.  Net recoveries increased $116,000 due to the fact that there were $324,000 in net recoveries for the nine months ended September 30, 2014 compared to net recoveries of $208,000 for the nine months ended September 30, 2013.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2014 and 2013.

	For the nine months ended September 30,
	2014	2013
	(Dollars in thousands)
Commercial	$15	$(35)
Single-family residential real estate	(2)	(3)
Multi-family residential real estate	-	(87)
Commercial real estate	(326)	(62)
Home equity lines of credit	(9)	(1)
Other consumer loans	(2)	(20)
Total	$(324)	$(208)

Noninterest income.  Noninterest income for the nine months ended September 30, 2014 totaled $1.0 million and increased $471,000, or 81.5%, compared to $578,000 for the nine months ended September 30, 2013. The increase was primarily due to a $244,000 increase in net gains on sales of loans, a $168,000 increase in other noninterest income and a  $60,000 increase in service charges.  The increase in net gains on sale of loans is due to increased sales activities associated with the Company’s ramp up and expansion of the mortgage business. The $168,000 increase in other noninterest income included $78,000 of revenue resulting from sales activities from the Company’s joint ventures, as discussed in Note 22 to the consolidated financial statements in our 2013 Annual Report to Stockholders incorporated by reference into our 2013 Annual Report on Form 10-K.    Service charges increased due to increases in account activity and pricing.

Noninterest expense. Noninterest expense increased $1.4 million, or 26.4%, and totaled $6.9 million for the nine months ended September 30, 2014, compared to $5.5 million for the nine months ended September 30, 2013.  The increase in noninterest expense during the nine months ended September 30, 2014 was primarily due to a $508,000 increase in salaries and employee benefits, a $273,000 increase in professional fees, a $270,000 increase in foreclosed asset expense,  a $202,000 increase in occupancy and equipment and a $190,000 increase in data processing expense.

Salaries and benefit expenses increased primarily due to the full year effect of the investment in mortgage personnel as this business line was ramped up in the latter part of 2013, coupled with an increase in personnel in the credit administration and treasury management area.  Professional fees increased due to increased legal and workout fees and increased consulting fees associated with project work related to the mortgage division and credit area.  Foreclosed asset expense increased related to maintenance and light rehabilitation incurred to increase occupancy levels, along with increased operating costs.  The increase in occupancy and equipment expenses related to rent expense, leasehold improvements and associated utilities associated with our growth and expansion.  The increase in data processing expenses is driven by expanded IT services associated with the aforementioned growth and expansion.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the nine months ended September 30, 2014.  As such, there was no income tax expense or benefit for the nine months ended September 30, 2014 or 2013.

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

	For Three Months Ended September 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$8,396	$38	1.83%	$11,369	$52	1.84%
Loans and loans held for sale (3)	254,495	2,848	4.48%	170,364	1,822	4.28%
Other earning assets	14,805	14	0.38%	36,803	36	0.39%
FHLB stock	1,942	19	3.91%	1,942	21	4.33%
Total interest-earning assets	279,638	2,919	4.18%	220,478	1,931	3.50%
Noninterest-earning assets	22,729			24,801
Total assets	$302,367			$245,279

Interest-bearing liabilities:
Deposits	$214,494	400	0.75%	$181,725	417	0.92%
FHLB advances and other borrowings	18,285	82	1.79%	15,155	121	3.19%
Total interest-bearing liabilities	232,779	482	0.83%	196,880	538	1.09%

Noninterest-bearing liabilities	36,968			26,246
Total liabilities	269,747			223,126

Equity	32,620			22,153
Total liabilities and equity	$302,367			$245,279

Net interest-earning assets	$46,859			$23,598
Net interest income/interest rate spread		$2,437	3.35%		$1,393	2.41%
Net interest margin			3.49%			2.53%
Average interest-earning assets
to average interest-bearing liabilities	120.13%			111.99%

(1) Average balance is computed using the carrying value of securities.  Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2) Average yields and interest earned are stated on a fully taxable equivalent basis.

(3) Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2014			2013
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$8,875	$124	1.88%	$13,642	$155	1.53%
Loans and loans held for sale (3)	228,895	7,372	4.29%	158,372	5,152	4.34%
Other earning assets	15,489	46	0.40%	35,924	107	0.40%
FHLB stock	1,942	58	3.98%	1,942	62	4.26%
Total interest-earning assets	255,201	7,600	3.97%	209,880	5,476	3.48%
Noninterest-earning assets	21,937			22,461
Total assets	$277,138			$232,341

Interest-bearing liabilities:
Deposits	$195,239	1,123	0.77%	$171,305	1,246	0.97%
FHLB advances and other borrowings	18,092	236	1.74%	15,316	357	3.11%
Total interest-bearing liabilities	213,331	1,359	0.85%	186,621	1,603	1.15%

Noninterest-bearing liabilities	37,021			22,997
Total liabilities	250,352			209,618

Equity	26,786			22,723
Total liabilities and equity	$277,138			$232,341

Net interest-earning assets	$41,870			$23,259
Net interest income/interest rate spread		$6,241	3.12%		$3,873	2.33%
Net interest margin			3.26%			2.46%
Average interest-earning assets
to average interest-bearing liabilities	119.63%			112.46%

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

	Three Months Ended			Nine Months Ended
	September 30, 2014			September 30, 2014
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2013			September 30, 2013

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$-	$(14)	$(14)	$46	$(77)	$(31)
Loans and loans held for sale	88	938	1,026	(85)	2,305	2,220
Other earning assets	(1)	(21)	(22)	-	(61)	(61)
FHLB Stock	(2)	-	(2)	(4)	-	(4)
Total interest-earning assets	85	903	988	(43)	2,167	2,124

Interest-bearing liabilities:
Deposits	(315)	298	(17)	(352)	229	(123)
FHLB advances and other borrowings	(162)	123	(39)	(208)	87	(121)
Total interest-bearing liabilities	(477)	421	(56)	(560)	316	(244)

Net change in net interest income	$562	$482	$1,044	$517	$1,851	$2,368

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset.  The Company maintained a valuation allowance against the net deferred tax assets at September 30, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. However, the result of the change in stock ownership associated with the stock offering,  was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.    At year-end 2013, the Company had net operating loss carryforwards of $27,835, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $60, which do not expire. As a result of the ownership change resulting from the Company’s 2012 stock offering, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

At September 30, 2014 and December 31, 2013, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2010.

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

CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, and the activities of competitors, the requirements of our own deposit and loan customers and regulatory considerations.  Management believes that each of the Holding Company’s and CFBank’s liquidity is sufficient to meet its daily operating needs and fulfill its strategic planning.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$31,463	$22,735
Additional borrowing capacity at the FHLB	6,497	9,404
Additional borrowing capacity at the FRB	32,171	25,110
Unused commercial bank line of credit	1,000	1,000
Total	$71,131	$58,249

Cash, unpledged securities and deposits in other financial institutions increased $8.7 million, or 38.4%, to $31.5 million at September 30, 2014 compared to $22.7 million at December 31, 2013.  The increase was a result of management’s efforts to increase deposit activity in order to fund anticipated loan growth.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB decreased $2.9 million, or 30.9%, to $6.5 million at September 30, 2014, compared to $9.4 million at December 31, 2013. The decrease in additional borrowing capacity is primarily due to the additional FHLB advances that CFBank added in 2014.  As of December 31, 2013, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 365 days.  On January 24, 2014, CFBank was notified by the FHLB that the restriction on the term of future advances had been lifted as a result of the CFBank Order being terminated effective January 23, 2014.

CFBank’s additional borrowing capacity at the FRB increased to $32.2 million at September 30, 2014 from $25.1 million at December 31, 2013.  In addition, CFBank is once again eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at September 30, 2014 and December 31, 2013.

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

As a result of the CFBank Order, we were prohibited from accepting or renewing brokered deposits without FDIC approval, although we had the ability to seek wholesale deposits that are not considered brokered deposits.  At December 31, 2013, CFBank had $21.0 million in brokered deposits with maturity dates from January 2014 through August 2016. In addition, the prohibition on brokered deposits limited CFBank’s ability to participate in the CDARS program and impacted our liquidity management. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation.  As a result of the termination of the CFBank Order effective January 23, 2014, the restrictions on brokered deposits no longer apply and, therefore, we will have greater access to more diversified funding sources.  See Note 2 – Regulatory Considerations for further discussion.

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

The Holding Company had adequate funds at September 30, 2014 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual debt service  on the subordinated debentures is  currently approximately $170,000. The subordinated debentures have a variable rate of  interest,  reset quarterly,  equal  to the three-month LIBOR plus  2.85%. The total rate  in effect was 3.08% at September 30, 2014 and 3.10% at December 31, 2013. An increase in the three-month LIBOR would  increase  the  debt  service  requirement of  the subordinated debentures.

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

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock, and pursuant to the commitments made to the FRB in connection with the termination of the Holding Company Order, the Holding Company may not declare or pay dividends on its stock without the prior written non-objection of the FRB.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities, which also requires the written non-objection of the FRB.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely in shares) the Company’s common stock, for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.

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

A portion of the proceeds from the common stock offering completed in 2012 as well as a portion of the proceeds from the recently completed preferred stock offering has been retained by the Holding Company for general corporate purposes.   The Holding Company had $3.8 million in cash and cash equivalents at September 30, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2013.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2014.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the third quarter of 2014.

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

CENTRAL FEDERAL CORPORATION

v

Dated: November 12, 2014	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: November 12, 2014	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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