Form 10-K/A
period 2014-12-31
CENTRAL FEDERAL CORP
filed 2015-03-27
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A (Amendment No.1)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

Or

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

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2014 was $23.4 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 15, 2015, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders  for its fiscal year ended December 31, 2014,  included as Exhibit 13.1 to this Form 10-K, and its Proxy Statement for the Annual Meeting of Stockholders  to be held on May 20,  2015,  are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Explanatory Note

The sole purpose of this Amendment No.1 to the annual report on Form 10-K (the “Form 10-K”) of Central Federal Corporation for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 31, 2015, is to furnish Exhibit 101.1 to the Form 10-K in accordance with Rule 405 of Regulation S-T.  Exhibit 101.1 to the Form 10-K provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.

Item 15.    Exhibits and Financial Statement Schedules

Exhibit No.   Description of Exhibit

3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011(File No. 0-25045))

3.5

Amendment to Certificate of  Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Certificate for the Series B Preferred Stock of Central Federal Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.3

Form of Warrant for the purchase of common stock of Central Federal Corporation (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.4

Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

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

11.1**	Statement Re: Computation of Per Share Earnings

13.1**	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2014
21.1**	Subsidiaries of the Registrant
23.1**	Consent of Independent Registered Public Accounting Firm
23.2**	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

____________________________________________________________________________________________________________

*Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K

** Previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize

CENTRAL FEDERAL CORPORATION

/s/ Timothy T. O’Dell
Timothy T. O’Dell
Chief Executive Officer
Date: March 27, 2015