Form 10-K
CENTRAL FEDERAL CORP
filed 2015-03-27
CIK 1070680

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

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Form 10-K”) and in other communications by the Company that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  The Holding Company, including its subsidiaries (together referred to as the “Company”) believes it has chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

PART I

Item 1.  Business.

General

Central Federal Corporation (the “Holding Company”),  was organized as a Delaware corporation in September 1998 as the holding company for CFBank in connection with CFBank’s conversion from a mutual to stock form of organization.  As a savings and loan holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”).    CFBank is a savings institution which was originally organized in 1892, and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank.  As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary.

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

Central Federal Capital Trust I (the “Trust”), a wholly owned subsidiary of the Holding Company, was formed in 2003 to raise additional funding for the Company.  The Holding Company is not considered the primary beneficiary of this trust (variable interest entity) and, therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

Currently, the Company does not transact material business other than through CFBank.  At December 31, 2014,  the Company assets totaled  $315.6 million and stockholders’ equity totaled $34.5 million.

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

Our principal market area for loans and deposits includes the following Ohio counties: Summit County through our office in Fairlawn, Ohio; Franklin County through our office in Worthington, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our loan production office in Woodmere, Ohio.  We originate commercial and residential real estate loans and business loans primarily throughout Ohio.

Regulatory Order Considerations

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FRB replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank.  See Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

The Orders imposed significant directives applicable to the Holding Company and CFBank, including requirements that we reduce the level of our classified and criticized assets, achieve growth and operating metrics in line with an approved business plan, and comply with restrictions on brokered deposits and on certain types of lending and prohibitions on dividends and repurchases of our capital stock.  The CFBank Order required CFBank to have 8% core capital and 12% total risk-based capital, and CFBank could not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remained in place, even if it met or exceeded these capital levels. In addition, the regulators were required to approve any deviation from our business plan and certain compensation arrangements with directors and executive officers.  See Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

On August 20, 2012, the Holding Company announced the successful completion of its common stock offering, pursuant to which the Holding Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million before expenses.  With the proceeds from the stock offering, the Holding Company contributed $13.5 million to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order.  In addition, the Holding Company used proceeds from the common stock offering to redeem its TARP obligations on September 26, 2012.  The remaining proceeds from the restructured registered common stock offering were retained by the Company for general corporate purposes.  See Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Notwithstanding the release of the CFBank Order, CFBank is required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12%.  In addition, in connection with the release and termination of the CFBank Order, CFBank has made certain commitments to the OCC to continue to adhere to certain prudent practices, including, without limitation, maintaining a written program to continue to improve CFBank’s credit underwriting and administrative process; take actions to protect its interest in criticized assets as identified by CFBank, the OCC examiners or its external loan review process and implement its written program to effectively identify, monitor, control and continue to reduce the level of credit risk to CFBank; review and monitor progress against such plan with the Board of Directors and continue CFBank’s aggressive workout efforts and individualized workout plans on all criticized assets greater than $250,000.  See Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Notwithstanding the termination of the Holding Company Order, the Holding Company is required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments require the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.  See Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

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

Dividend Restrictions:  The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Currently, CFBank cannot declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved.

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

The Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $3.0 million in cash and cash equivalents at December 31, 2014.  The regulators have further required the Holding Company to develop a business plan, separate from CFBank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

Market Area and Competition

Our primary market area is a competitive market for financial services and we face competition both in making loans and in attracting deposits.  Direct competition comes from a number of financial institutions operating in our market area, many of which have a statewide or regional presence, and in some cases, a national presence.  Many of these financial institutions are significantly larger and have greater financial resources than we do.  Competition for loans and deposits comes from savings institutions, mortgage banking companies, commercial banks, credit unions, brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.    The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans.  It also consists of a portfolio of residential mortgage loans totaling $25.0 million as a result of participation in the Northpointe Mortgage Purchase Program.  CFBank also finances a variety of commercial and residential construction projects. At December 31, 2014, gross loans receivable totaled  $264.1 million and increased approximately $51.3 million, or 24.1% from $212.9 million at December 31, 2013.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $182.7 million and represented 69.2%  of the gross loan portfolio at December 31, 2014 and 77.5%  at December 31, 2013. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased  $13.1 million, or 8.1% during 2014. Portfolio single-family residential mortgage loans, including related construction loans and the Mortgage Purchase Program Loans, totaled $59.5 million and represented 22.5% of total gross loans at year-end 2014, compared to 15.1% at year-end 2013. The remainder of the portfolio consisted of consumer loans, which totaled $22.0 million, or 8.3% of gross loans receivable at year-end 2014.

The types of loans originated are subject to federal and state laws and regulations.  Interest rates charged on loans are affected by the demand for such loans,  the supply of money available for lending purposes and the rates offered by competitors.  In turn, these factors are affected by, among other things, economic conditions, fiscal policies of the federal government, monetary policies of the FRB and legislative tax policies.

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,
	2014		2013		2012		2011		2010
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$51,542	19.51%	$32,219	15.13%	$43,058	27.21%	$18,214	11.58%	$23,273	11.61%
Multi-family	28,863	10.93%	32,197	15.12%	21,576	13.63%	27,163	17.27%	35,308	17.61%
Construction	23,732	8.98%	11,465	5.39%	14	0.01%	-	0.00%	4,919	2.45%
Commercial real estate	91,404	34.60%	83,752	39.34%	54,291	34.30%	69,757	44.35%	80,725	40.26%
Total real estate mortgage loans	195,541	74.02%	159,633	74.99%	118,939	75.15%	115,134	73.20%	144,225	71.93%

Consumer loans:
Home equity loans	551	0.21%	352	0.17%	419	0.26%	651	0.41%	968	0.48%
Home equity lines of credit	16,955	6.42%	14,851	6.98%	12,963	8.19%	14,921	9.49%	16,316	8.14%
Automobile	122	0.05%	77	0.04%	50	0.03%	41	0.03%	98	0.05%
Other	4,322	1.64%	431	0.20%	501	0.32%	529	0.34%	724	0.36%
Total consumer loans	21,950	8.32%	15,711	7.38%	13,933	8.80%	16,142	10.27%	18,106	9.03%

Commercial loans	46,656	17.66%	37,526	17.63%	25,408	16.05%	25,994	16.53%	38,194	19.04%
Total loans receivable	264,147	100.00%	212,870	100.0%	158,280	100.0%	157,270	100.0%	200,525	100.0%

Less:
Allowance for loan losses	(6,316)		(5,729)		(5,237)		(6,110)		(9,758)
Loans receivable, net	$257,831		$207,141		$153,043		$151,160		$190,767

Loan Maturity.    The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2014.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2014
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$37,061	$4,298	$3,685	$45,044
After one year:
More than one year to three years	45,510	99	4,961	50,570
More than three years to five years	35,806	122	18,801	54,729
More than five years to 10 years	36,415	635	8,210	45,260
More than 10 years to 15 years	8,565	5,344	45	13,954
More than 15 years	32,184	11,452	10,954	54,590
Total due after 2015	158,480	17,652	42,971	219,103
Total amount due	$195,541	$21,950	$46,656	$264,147

The following table sets forth at December 31, 2014, the dollar amount of total loans receivable contractually due after December 31, 2015, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2015
	Fixed	Adjustable	Total
Real estate mortgage loans(1)	$85,536	$72,944	$158,480
Consumer loans	502	17,150	17,652
Commercial loans	16,625	26,346	42,971
Total loans	$102,663	$116,440	$219,103

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans.    Lending activities are conducted through our offices located in Summit, Cuyahoga, Franklin and Columbiana Counties, Ohio. We originate commercial, commercial real estate and multi-family mortgage loans and also expanded into business financial services in the Akron, Cleveland and Columbus, Ohio markets.

Commercial, commercial real estate and multi-family loans are originated as fixed, floating and ARM structures. Fixed-rate loans are generally limited to three to five years. Historically, CFBank also has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates.  See Note 20 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.

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

We currently sell the majority of the single-family mortgage loans that we originate on a servicing released basis.  All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten to comply with additional guidelines as may be required by the individual investor.  CFBank is  a direct endorsed underwriter, a designation by the Department of Housing and Urban Development that allows us to offer loans insured by the Federal Housing Authority (FHA).

A high volume of residential mortgage originations is a key metric for the continued success of our mortgage business. For the year ended December 31, 2014, single-family mortgage loans originated for sale totaled $50.5 million, an increase of $17.9 million or 54.8% over the $32.6 million that was originated in 2013. The increase in originations was partially due to additional mortgage loan originators in the current year.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential loan originations in 2014.  If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

At December 31, 2014, portfolio single-family mortgage loans originated by CFBank totaled $26.5 million, or 10.0% of total loans.  Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85%  of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance.  Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance.  Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family ARM loans, which totaled $11.0 million, or 21.3% of the single-family mortgage loan portfolio at December 31, 2014, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

On December 11, 2012,  CFBank entered into a Mortgage Purchase Program with Northpointe, a Michigan banking corporation. Through a Participation Agreement, CFBank agreed to temporarily purchase from the Michigan bank fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The Participation Agreement provides for CFBank to purchase individually (MERS registered) loans from the Michigan bank and hold them until funded by the end investor. This process on average takes roughly 14 days. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions like Wells Fargo Bank.  The Purchase Agreement provided CFBank with $25.0 million and $12.7 million in purchased mortgage loans at December 31, 2014 and December 31, 2013,  respectively.  CFBank purchases an 80% interest in these loans (which have been pre-sold to an investor) from Northpointe.  These Loans are 100% risk-rated and held as portfolio loans.    Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of loans it would purchase from Northpointe from 80% to 95% of the aforementioned loans, and therefore, Northpointe now maintains a 5% ownership interest in each loan it participates.    See Note 4 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity. Commercial real estate and multi-family residential mortgage loan balances  increased $4.3 million to $120.3 million at December 31, 2014.  This represented an increase of 3.7% over the $115.9 million balance at December 31, 2013.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property.  An independent appraisal of the property is required on all loans greater than or equal to $250,000.  In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history.  We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans.  At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years.   We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate.  See Note 20 to the Consolidated Financial Statements  included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity.  During 2014, commercial lending activity improved over prior years and increased by $9.1 million, or 24.3%, to $46.7 million at year-end 2014.   We originate commercial loans primarily to businesses located within our primary market area. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed-rate loans are generally limited to a maximum term of five years.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Adjustable-rate commercial loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Additionally, adjustable-rate commercial loans generally do not contain periodic and lifetime caps on interest rate changes.  We seek to minimize the additional risk presented by adjustable-rate commercial loans through underwriting criteria that require such loans to be qualified at origination with sufficient debt coverage ratios under increasing interest rate scenarios.

Construction and Land Lending. With some economic improvement in our market areas, there was also an increase in commercial building activity. During 2014, construction loans increased by $12.3 million, or 107.0%, to $23.7 million, which was a substantial increase from the $11.5 million in the portfolio at year-end 2013.   The additional capital has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

Construction loans are made to finance the construction of residential and commercial properties generally located within our primary market area.  Construction loans are fixed- or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years.  Our policies provide that construction loans may be made in amounts up to 80% of the appraised value of the property, and an independent appraisal of the property is required.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant and regular inspections are required to monitor the progress of construction.  Land development loans generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.  Loans on raw land generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits.  At December 31, 2014, the consumer loan portfolio totaled $22.0 million, which was 8.3% of gross loans receivable.  During 2014, the consumer loan portfolio grew $6.2 million, or 39.7% over the year-end 2013 balance of $15.7 million.

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

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for detailed information on criticized and classified loans as of December 31, 2014 and 2013.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2014, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	2	$91
Single-family residential real estate	2	32
Multi-family residential real estate	3	2,382
Commercial real estate	14	8,631
Home equity lines of credit	3	261
Total	24	$11,397

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2014				December 31, 2013				December 31, 2012
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of	of	of	of	of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	2	$47	9	$549	1	$36	10	$479	2	$122	5	$113
Multi-family	-	-	-	-	-	-	1	1,701	-	-	2	2,082
Commercial	-	-	1	477	-	-	5	2,943	-	-	9	3,438
Consumer loans:
Home equity lines of credit	-	-	2	153	-	-	1	52	-	-	1	9
Home equity loans	-	-	-	-	-	-	-	-	-	-	-	-
Other	2	10	-	-	-	11	-	-	-	-	-	-
Commercial loans	-	-	3	369	-	-	2	563	1	65	3	714
Total delinquent loans	4	$57	15	$1,548	1	$47	19	$5,738	3	$187	20	$6,356

Delinquent loans as a percent of total loans		.02%		.59%		.02%		2.78%		.12%		4.02%

	December 31, 2011				December 31, 2010
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	7	$281	11	$736	8	$444	3	$266
Multi-family	-	-	3	4,996	-	-	3	3,986
Commercial	1	51	6	2,356	-	-	5	3,550
Consumer loans:
Home equity lines of credit	-	-	3	166	1	54	2	161
Home equity loans	1	30	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-	-
Other	-	-	-	-	1	31	1	10
Commercial loans	-	-	1	47	-	-	5	2,084
Total delinquent loans	9	$362	24	$8,301	10	$529	19	$10,057

Delinquent loans as a percent of total loans		.23%		5.28%		.26%		5.02%

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

	At December 31,
	2014	2013	2012	2011	2010
Loans past due over 90 days still on accrual	$-	$-	$-	$-	$-
Nonaccrual loans:
Single-family real estate	549	479	113	736	266
Multi-family real estate	-	1,701	2,082	4,996	3,986
Commercial real estate	477	2,943	3,438	2,356	3,550
Consumer	153	52	9	166	171
Commercial	369	563	714	47	2,084
Total nonaccrual loans	1,548	5,738	6,356	8,301	10,057

Total nonperforming loans	1,548	5,738	6,356	8,301	10,057
REO	1,636	1,636	1,525	2,370	3,509
Other foreclosed assets	-	-	-	-	1,000
Total nonperforming assets	3,184	7,374	7,881	10,671	14,566
Troubled Debt Restructurings	5,672	3,517	3,684	4,597	839
Total nonperforming and troubled debt restructurings	$8,856	$10,891	$11,565	$15,268	$15,405
Nonperforming loans to total loans	0.59%	2.70%	4.02%	5.28%	5.02%
Nonperforming assets to total assets	1.01%	2.88%	3.66%	4.25%	5.29%

The $4.2 million decrease in nonperforming loans in 2014 compared to 2013 was primarily due to loan payments and payoffs, and two loans which met the criteria to be returned to accruing status, partially offset by loans that became nonperforming in 2014.  There were  $342,000 in loans that became nonperforming in 2014 primarily related to two single family residential loans,  two consumer loans and one commercial loan.  The commercial loan was $87,000, the consumer loans totaled $112,000 and the residential loans totaled $143,000.

CFBank has seen steady improvement in the credit quality of its level of nonperforming loans over the last three years.  The majority of the nonperforming loans were primarily related to deterioration in the commercial, multi-family residential real estate, commercial real estate, and home equity lines of credit portfolios as a result of the sustained adverse economic conditions and its effect on collateral values and borrowers’ ability to make loan payments.  For the year ended December 31, 2014, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $101,000.  There was no interest income recognized on nonaccrual loans in 2014.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”). Loans restructured in 2014 identified as TDRs totaled $100,000.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $422,000 in TDRs at December 31, 2014, while non-accrual loans included $2.6 million of TDRs at December 31, 2013.

At year-end 2014 there were a total of $5.7 million of TDRs, including $1.6 million in multi-family loans, $2.9 million in commercial real estate loans, $304,000 in land loans, $123,000 in single family residential loans and $262,000 in commercial loans which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on nonperforming loans and TDRs as of December 31, 2014 and 2013.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan Losses (ALLL).  The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $6.3 million at December 31, 2014, and increased $587,000, or 10.2%, from $5.7 million at December 31, 2013.  The increase in the ALLL is due to a combination of factors including a 24.5% increase in overall loan balances and a $313,000 increase in net recoveries during the twelve months ended December 31, 2014. The provision for growth was partially offset by continuous improvement in credit quality and a 73.0% decrease in nonperforming loans.  The ratio of the ALLL to total loans was 2.39% at December 31, 2014, compared to 2.69% at December 31, 2013; the decline is primarily attributable to an increase in the loan portfolio combined with improving asset quality.   In addition, the ratio of the ALLL to nonperforming loans improved to 408.01% at December 31, 2014, compared to 99.9% at December 31, 2013.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2014; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the periods indicated.

	2014	2013	2012	2011	2010
ALLL, beginning of period	$5,729	$5,237	$6,110	$9,758	$7,090
Charge-offs:
Real estate loans:
Single-family	-	164	64	124	169
Multi-family	-	59	796	3,167	250
Commercial real estate	5	6	1,467	2,652	3,145
Consumer loans:
Home equity	26	17	126	241	830
Automobile	-	-	5	-	50
Other	-	6	34	18	44
Commercial loans	44	-	99	1,296	1,677
Total charge-offs	75	252	2,591	7,498	6,165

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	4	3	9	7	51
Multi-family	-	88	22	9	47
Commercial real estate	349	66	138	202	99
Consumer loans:
Home equity	24	29	17	27	10
Automobile	2	8	7	11	20
Other	-	13	16	2	-
Commercial loans	5	41	380	214	128
Total recoveries	384	248	589	472	355
Net charge-offs (Recoveries)	(309)	4	2,002	7,026	5,810
Provision for loan losses	278	496	1,129	3,375	8,468
Reclassification of ALLL on loan-related commitments	-	-	-	3	10
ALLL, end of period	$6,316	$5,729	$5,237	$6,110	$9,758
ALLL to total loans	2.39%	2.69%	3.31%	3.89%	4.87%
ALLL to nonperforming loans	408.01%	99.85%	82.39%	73.61%	97.03%
Net charge-offs (Recoveries) to ALLL	-4.89%	0.07%	38.23%	114.99%	59.54%
Net charge-offs (recoveries) to average loans	-0.13%	0.00%	1.43%	3.97%	2.63%

The impact of economic conditions on the housing market, collateral values, and businesses’ and consumers’ ability to pay may increase the level of charge-offs in the future.  Additionally, our commercial, commercial real estate and multi-family residential loan portfolios may be detrimentally affected by adverse economic conditions. Declines in these portfolios could expose us to losses which could materially affect the Company’s earnings, capital and profitability.

The following table sets forth the ALLL in each of the categories listed at the dates indicated and the percentage of such amounts to the total ALLL and loans in each category as a percent of total loans.  Although the ALLL may be allocated to specific loans or loan types, the entire ALLL is available for any loan that, in management’s judgment, should be charged off.

	At December 31,
	2014			2013			2012
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$634	10.04%	19.51%	$120	2.09%	15.13%	$332	6.34%	27.21%
Multi-family	818	12.95%	10.93%	1,262	22.03%	15.12%	1,396	26.66%	13.63%
Commercial real estate	2,541	40.23%	34.60%	2,325	40.58%	39.34%	1,946	37.16%	34.30%
Construction	442	7.00%	8.98%	119	2.08%	5.39%	-	.00%	.01%
Consumer loans:
Home equity lines of credit	441	6.98%	6.42%	139	2.43%	6.98%	241	4.60%	8.19%
Other	94	1.49%	1.90%	5.09%		.41%	11.21%		.61%
Commercial loans	1,346	21.31%	17.66%	1,759	30.70%	17.63%	1,311	25.03%	16.05%
Total ALLL	$6,316	100.00%	100.00%	$5,729	100.00%	100.00%	$5,237	100.00%	100.00%

	At December 31,
	2011			2010
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$207	3.39%	11.58%	$241	2.47%	11.61%
Multi-family	1,470	24.06%	17.27%	2,520	25.82%	17.61%
Commercial real estate	1,863	30.49%	44.35%	4,719	48.36%	40.26%
Construction	-	.00%	0.00%	74.76%		2.45%
Consumer loans:
Home equity lines of credit	272	4.45%	9.49%	303	3.11%	8.14%
Other	17.28%		.78%	22.23%		.89%
Commercial loans	2,281	37.33%	16.53%	1,879	19.25%	19.04%
Total ALLL	$6,110	100.00%	100.00%	$9,758	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $1.6 million at December 31, 2014 and 2013. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding foreclosed assets at December 31, 2014.   The level of foreclosed assets may increase in the future as foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations.

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

At December 31, 2014, the securities portfolio totaled $10.4 million.  At December 31, 2014, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements contained in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2014		2013		2012
Securities Available For Sale	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value
Corporate	$2,932	$2,936	$4,360	$4,363	$4,429	$4,365
State and Municipal	897	886	1,926	1,919	2,006	1,986
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,018	5,011
Mortgaged Back Securities	687	727	934	983	1,399	1,486
Collateralized mortgage obligations	860	885	2,354	2,408	9,698	9,802
Total temporarily impaired	$10,394	$10,445	$9,574	$9,673	$17,532	$17,639

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2014.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Corporate	$2,932	1.36%	$-	0.00%	$-	0.00%	$-	0.00%	$2,932	1.36%
State and Municipal	897	1.28%	-	0.00%	-	0.00%	-	0.00%	897	1.28%
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,000	0.18%	4,018	1.15%					5,018	0.96%
Mortgaged Back Securities	-	0.00%	-	0.00%	-	0.00%	687	4.90%	687	4.90%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	860	3.42%	860	3.42%
Total Securities Available For Sale	$4,829	1.10%	$4,018	1.15%	$-	0.00%	$1,547	4.08%	$10,394	1.56%

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

Pursuant to commitments made in connection with the termination of the Holding Company Order, the Holding Company is not permitted to declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB.  In addition, the Holding Company may not incur, increase or guarantee any debt without the prior written consent of the FRB.  The Holding Company is not restricted, however, from raising funds in the securities markets through equity offerings. See the section titled “Financial Condition – Stockholders’ equity” included in our 2014 Annual Report to Stockholders,  included as Exhibit 13.1 to this Form 10-K.

CFBank dividends serve as a potential source of liquidity to the Holding Company to meet its obligations.  As of December 31, 2014, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings.   In addition, any future dividends by the Holding Company on its preferred or common stock, and any dividends or capital contributions by CFBank to the Holding Company, are also subject to prior regulatory approval in accordance with the commitments made in connection with the release and termination of the Orders.  See Note 2 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K.

The Holding Company’s available cash and cash equivalents totaled $3.0 million at December 31, 2014. Based on historical cash utilization rate and estimates of future requirements, there is sufficient liquidity to cover operating expenses for the foreseeable future.  See the section titled “Liquidity and Capital Resources” and Note 2  to the Consolidated Financial Statements contained in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding Holding  Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 57.4%  of average deposit balances in 2014.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits, as well as customer service and relationships with customers.  Prior to the release of the CFBank Order and at December 31, 2013,  we were prohibited from offering above-market interest rates and were subject to market rate limitations published by the FDIC when offering deposits to the general public.  Accordingly, rates offered by competing financial institutions affected our ability to attract and retain deposits.

Previously, while CFBank was subject to the CFBank Order, it was prohibited from accepting or renewing brokered deposits, including reciprocal deposits in the Certificate of Deposit Account Registry Service® (CDARS) program, without FDIC approval.  While under the CFBank Order, CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, each for 90 day periods which expired on September 20, 2011, December 19, 2011, March 18, 2012, June 16, 2012, September 14, 2012 and December 31, 2013.  On January 8, 2014, CFBank received a waiver for a 90-day period to allow the bank to renew deposits under the CDARS program.  With the release of the CFBank Order, CFBank is no longer subject to these restrictions.

At December 31, 2014, CFBank had $29.3 million in brokered deposits with maturity dates from January 2015 through August 2018. At December 31, 2014, cash, unpledged securities and deposits in other financial institutions totaled $28.3 million.

CFBank has been a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by banking regulation.  Customer balances in the CDARS program totaled $10.2 million at December 31, 2014 and increased $4.3 million, or 72.6%, from $5.9 million at December 31, 2013.

Certificate accounts in amounts of $100,000 or more totaled $109.4 million at December 31, 2014,  maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$28,049	1.00%
Over 3 through 6 months	24,170	0.71%
Over 6 through 12 months	33,037	1.37%
Over 12 months	24,097	1.34%
Total	$109,353

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.  Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2014			2013			2012
		Percent	Average		Percent	Average		Percent	Average
	Average	of Total	Rate	Average	of Total	Rate	Average	of Total	Rate
	Balance	Average Deposits	Paid	Balance	Average Deposits	Paid	Balance	Average Deposits	Paid

Interest- bearing checking accounts	8,911	3.81%	0.02%	$10,583	5.41%	0.02%	$12,177	6.31%	0.05%
Money market accounts	41,556	17.79%	0.39%	38,662	19.77%	0.27%	35,806	18.54%	0.23%
Savings accounts	16,270	6.97%	0.10%	14,631	7.48%	0.10%	13,750	7.12%	0.10%
Certificates of deposit	134,203	57.44%	1.03%	109,850	56.16%	1.38%	114,107	59.10%	1.76%
Noninterest-bearing deposits:
Demand deposits	32,681	13.99%	-	21,857	11.18%	-	17,250	8.93%	-
Total Average Deposits	$233,621	100.00%	0.78%	$195,583	100.00%	0.94%	$193,090	100.00%	1.20%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2014.

	Period to Maturity from December 31, 2014				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2014	2013	2012
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$67,189	$10,599	$482	$174	$78,444	$67,323	$22,307
1.00 to 1.99%	15,442	9,094	7,688	2,557	34,781	16,791	26,789
2.00 to 2.99%	20,258	422	346	1,951	22,977	34,188	47,488
3.00 to 3.99%	143	100	-	-	243	242	281
4.00 to 4.99%	239	-	-	-	239	-	694
5.00% and above	-	499	-	-	499	499	609
Total certificate accounts	$103,271	$20,714	$8,516	$4,682	$137,183	$119,043	$98,168

See the section titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth.   The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $14.5 million at December 31, 2014.  Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $23.1 million at year-end 2014.    At December 31, 2013, CFBank was limited to borrowing term maturities not exceeding 365 days due to restrictions imposed by FHLB due to the existence of the CFBank Order. With the termination of the CFBank Order effective January 23, 2014, the FHLB notified the Bank that the restriction on borrowings terms had been lifted, effective January 24, 2014.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program.  The borrowings are collateralized by commercial and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $28.6 million at year-end 2014.  There were no amounts outstanding from the Federal Reserve Bank at December 31, 2014.  CFBank also had $1.0 million available in an unsecured line of credit with a  commercial bank at December 31, 2014.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.  There was no amount outstanding on this line of credit at December 31, 2014.    See the section titled “Liquidity and Capital Resources” contained in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

During the course of 2013, CFBank had engaged in certain loan participations that according to the structure of the transactions, did not qualify for sales accounting treatment, and were therefore accounted for as secured borrowings.  CFBank retains an ownership interest in these loans and provides customary servicing to the third-parties which are typically other community banks.   As of year-end 2013, there were five loan participations classified as secured borrowings totaling $6.5 million.    During the first quarter of 2014, management amended its loan participation agreements to remove the language that disqualified the loan participations from sales accounting treatment and entered into amended loan participation agreements with the participating institutions with respect to the aforementioned loans.  There were no secured borrowing transactions as of December 31, 2014.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding subordinated debentures issued by the Company in 2003.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2014	2013	2012
Short-term FHLB advances and other borrowings:
Average balance outstanding	$54	$123	$-
Maximum amount outstanding at any month-end during the period	-	6,955	-
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	0.21%	0.13%	0.39%

Subsidiary Activities

As of December 31, 2014,  we maintained CFBank and the Trust as wholly owned subsidiaries.

As a result of the sale of its office building in Fairlawn, Ohio in October 2013, the Holding Company dissolved both Ghent Road, Inc. and Smith Ghent LLC prior to year-end 2013.  All activities of these subsidiaries, including the sale of real estate, are included in our Consolidated Financial Statements.

Personnel

As of December 31, 2014,  the Company had 52 full-time and 10 part-time employees.

Regulation and Supervision

Set forth below is a brief description of certain laws and regulations that apply to us.  This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

General. The Holding Company, as a federally chartered savings and loan holding company, and CFBank, as a federal savings association,  have historically been subject to examination and comprehensive federal regulation and oversight by the OTS. As of July 21, 2011, the Dodd-Frank Act imposed new restrictions and an expanded framework of regulatory oversight for financial institutions.  In particular, the Dodd-Frank Act transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the OTS to the OCC and the FRB, respectively.  CFBank has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law, and certain other requirements established by the FRB.

The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws or regulations. Such regulations and supervision primarily are intended for the protection of depositors and not for the purpose of protecting shareholders.

Federal law provides federal banking regulators, including the OCC, the FRB and the FDIC, with substantial enforcement powers. The enforcement authority of the OCC and the FRB over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.  Other actions or inactions may also provide the basis for enforcement action.

For information with respect to the operating and other restrictions imposed on the Holding Company and CFBank by the FRB and the OCC as a result of the Orders, see the section below titled “Regulatory Agreements.”

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

Many provisions of the Dodd-Frank Act have not yet been fully implemented and will require interpretation and rule making by federal regulators. While the ultimate effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

Regulation of the Holding Company

General. The Holding Company, as a unitary savings and loan holding company, is subject to regulation, periodic examination, enforcement authority and oversight by the FRB. As a subsidiary of a savings and loan holding company, CFBank is also subject to certain restrictions in its dealings with the Holding Company and its affiliates.

Capital. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. There is a five year transition period from July 21, 2010 (the date of enactment of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Activities Restrictions. As a unitary savings and loan holding company, there are generally few restrictions on the activities of the Holding Company; however, this broad latitude to engage in activities can be restricted if the FRB determines an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association or if the association fails to qualify as a qualified thrift lender (QTL). The FRB may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

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

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings institutions, including CFBank, are required to maintain QTL status to avoid certain restrictions on their operations.  This status is maintained by meeting the QTL test, which requires a savings institution to have a designated level of thrift-related assets generally consisting of residential housing related loans and investments, thereby indirectly limiting investment in other assets.  At December 31, 2014, CFBank met the QTL test and has met the test since its effectiveness.  If CFBank loses QTL status, it would become subject to national bank investment and activity limits.

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

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remains subject to the heightened capital requirements imposed by the OCC and is required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets.    CFBank met the heightened capital requirements imposed by the OCC at December 31, 2014 and December 31, 2013.   However, even though CFBank met the heightened capital requirements, CFBank was not eligible for “well capitalized” treatment under applicable regulatory capital standards while the CFBank Order was in effect and, therefore, was considered to be “adequately capitalized” at December 31, 2013.  See Note 2-Regulatory Order Considerations and Note 19-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”) in 1988.  In 2004, the Basel Committee published a new capital adequacy framework (Basel II) for large, internationally active banking organizations, and in December 2010 and January 2011, the Basel Committee issued an update to Basel II (“Basel III”).  The Basel Committee frameworks did not become applicable to banks supervised in the United States until adopted into United States law or regulations.  Although the United States banking regulators imposed some of the Basel II and Basel III rules on banks with $250 billion or more in assets or $10 billion of on-balance sheet foreign exposure, it was not until July 2013 that the United States banking regulators issued final (or, in the case of the FDIC, interim final) new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including CFBank, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015 through January 1, 2019.

The new rules include (a) a new common equity tier 1 capital ratio of at least 4.5%, (b) a Tier 1 capital ratio of at least 6.0%, rather than the former 4.0%, (c) a minimum total capital ratio that remains at 8.0%, and (d) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio includes common stock (plus related surplus) and retained earnings, plus limited amounts of minority interests in the form of common stock, less the majority of certain regulatory deductions.

Tier 1 capital includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, includes certain capital instruments (such as subordinated debt) and limited amounts of the allowance for loan and lease losses, subject to new eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).  The deductions phase in from 2015 through 2019.

Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Some of the risk weightings have been changed effective January 1, 2015.

The new rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625%.  The implementation of Basel III is not expected to have a material impact on CFBank’s capital ratios.

FDIC Regulation and Insurance of Accounts.  CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  Effective July 21, 2010, the basic deposit insurance level was increased to $250,000.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2014 were $384,000, which increased from the previous year due to an increase in the assessment base upon which the insurance premiums are calculated.   Generally, FDIC insurance premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund.

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

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock, and pursuant to the commitments made to the FRB in connection with the termination of the Holding Company Order, the Holding Company may not declare or pay dividends on its stock without the prior written non-objection of the FRB.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities, which also requires the written non-objection of the FRB.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely in shares) the Company’s common stock, for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.  See Note 2-Regulatory Order Considerations and Note 19-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2014. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

Regulatory Agreements.  On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board (the “FRB”) replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank.

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

The Company has been unprofitable for the past several years, prior to it achieving profitability in 2014.  If we do not generate sustained profits in the future, our capital levels will be negatively impacted and the regulators could take additional enforcement action against us, including the imposition of further operating restrictions.

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

The Company maintained a valuation allowance against deferred tax assets at December 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of the CFBank and provided working capital for the holding company. The result of the change in stock ownership associated with the stock offering, within the guidelines of Section 382 of the Internal Revenue Code of 1986, was that the Company incurred an ownership change. At year-end 2014, the Company had net operating loss carryforwards of $26,732, which expire at various dates from 2024 to 2033, and had alternative minimum tax credit   carryforwards of $75, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2014.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.   Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

See Note 14 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Beginning on January 1, 2014, the Ohio corporate franchise tax began to be phased out and the Holding Company was no longer subject to this tax on a stand-alone basis thereafter. For the 2014 tax year the consolidated organization was subject to the newly enacted Ohio Financial Institutions tax (“FIT”). The FIT is a business privilege tax for financial institutions doing business or domiciled in the State of Ohio. The three-tier structure charges financial institutions based on total capital at the prior calendar year-end based on regulatory reporting requirements. Based on its size, the Holding Company was charged at 80 basis points of its total equity capital.

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

We remain subject to certain regulatory requirements and commitments applicable to CFBank and the Holding Company following the release and termination of the Orders.  Our failure to comply with these regulatory requirements and commitments could result in additional enforcement action against us.

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

It is possible that regulatory compliance expenses could continue to have a material adverse impact on us in the future.  In addition, if we fail to comply with the regulatory requirements and commitments to the OCC and FRB, we may be subject to additional regulator enforcement action.

Our business has been and may continue to be adversely affected by conditions in the financial markets and economic conditions both nationally and in our market areas.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  Moreover, our market activities are concentrated in the following Ohio counties:  Summit County, and contiguous counties through our office in Fairlawn, Ohio; Franklin County, and contiguous counties through our office in Worthington, Ohio; Columbiana County, and contiguous counties through our offices in Wellsville and Calcutta, Ohio;  and Cuyahoga County, and contiguous counties through our loan production office in Woodmere, Ohio.   Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.  Real estate values in these Ohio communities have been negatively impacted by the recent economic crisis.  During the last several years, the U.S. economy has been marked by sluggish labor market improvements, limited GDP growth, low inflation, and, only recently, upward movement in housing prices, as well as uncertainty related to U.S. and European fiscal issues, political climates and global economic conditions.  Continued uncertainty, sustained high unemployment, volatility or disruptions of global financial markets, or prolonged deterioration in global, national or local business or economic conditions could result in, among other things, a deterioration of credit quality, further impairment of real estate values, a decrease in the demand for our loans and other products and services, a further impairment of certain intangible assets, such as goodwill, and an increase in the number of clients who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to us.  An increase in the number of delinquencies, bankruptcies or defaults could result in a higher level of nonperforming assets, net charge-offs, an increase in our provision for loan losses, and valuation adjustments on loans held for sale, which could have a material adverse effect on our financial condition, results of operations and cash flows.

We may not be able to maintain consistent earnings or profitability.

Although we achieved a small operating profit in 2014, we had incurred net operating losses in each of the previous five years.  While our operating performance has improved since August 2012, there is no assurance that we will be able to maintain profitability in future periods, or that our earnings will be consistent or increase in the future. In addition, if earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.

We may not be able to effectively manage our growth.

We have recently experienced significant growth in the amount of our total loans in the past two years.  Since January 1, 2014, our total loans have grown by $51.3 million, or 24.1%, and our total assets have grown by $59.8 million, or 23.4%.  In addition, we expanded into the Cleveland market through the opening of a loan production office in Woodmere (Eton), Ohio in January 2014.  Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth.  We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion.  If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

Our allowance for loan losses may not be adequate to cover actual losses.  Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

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

We may make, or be required to make, further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of nonperforming assets will fluctuate.  Although we have made progress in reducing our level of nonperforming assets during 2014 and 2013, and remain committed to aggressive workout efforts, our nonperforming assets could remain at higher than desired levels for the immediate future.  If housing and real estate markets resume decline, we expect that we will experience increased delinquencies and credit losses.  Current levels of, or an increase in our nonperforming assets, credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

As a financial holding company, the Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates.  The Holding Company’s principal source of funds to support its operations, pay dividends on its common shares and service its debt is dividends from CFBank.  In the event that CFBank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its other obligations or pay dividends on its common shares.  Accordingly, the Holding Company’s inability to receive dividends from CFBank could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that CFBank may pay to the Holding Company without regulatory approval.  Under these laws and regulations, the amount of dividends that may be paid by CFBank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  In addition, the FRB has issued policy statements that provide that insured banks and bank and savings holding companies should generally only pay dividends out of current operating earnings.  Thus, the ability of CFBank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict the Holding Company’s ability to declare and pay dividends on its common shares.  The ability of CFBank and any other subsidiaries to pay dividends to the Holding Company is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements and contractual obligations.  At December 31, 2014,  neither CFBank nor the Holding Company could pay dividends without regulatory approval.

Deposit insurance premiums may increase and have a negative effect on our results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions.  The costs of resolving bank failures has increased during the last few years and decreased the DIF.  The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums.  If the costs of future bank failures increase, the deposit insurance premiums required to be paid by CFBank may also increase, which could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the Basel III Capital Rules result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules will also revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015 for smaller, and will be fully phased in by January 1, 2019.  Until the Basel III Capital Rules are fully phased in, we cannot predict the ultimate impact it will have upon the financial condition or results of operations of the Company.

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

We may elect or need to raise additional capital in the future, but capital may not be available when it is needed.

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, federal banking agencies have recently finalized extensive changes to their capital requirements, including the adoption of the Basel III Capital Rules as discussed above, which result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The final impact on us is unknown at this time, but may require us to raise additional capital in the future.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and are based on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed, it may have a material adverse effect on our financial condition, results of operations and prospects.

We rely heavily on our management team, and the unexpected loss of key management may adversely affect our operations.

Our current management team was put in place following the completion of the Company’s common stock offering in August 2012.  Our performance since August 2012  has been strongly influenced by our ability to attract and to retain senior management experienced in banking in the markets we serve.  Our ability to retain executive officers and the current management team will continue to be important to successful implementation of our strategies.  The unexpected loss of services of any key management personnel, or the inability to recruit and retain qualified personnel in the future, could have an adverse effect on our business and financial results.

Changes in tax laws could adversely affect our performance.

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, financial institutions tax, withholding and ad valorem taxes.  Changes to our taxes could have a material adverse effect on our results of operations.  In addition, our customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products.  In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

We are exposed to cyber-security risks, including hacking and identity theft.

We rely heavily on communications and information systems to conduct our business. A failure, interruption or breach in security of these systems could result in disruptions to our accounting, deposit, loan and other systems, and could adversely affect our customer relationships. While we have implemented policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any such failure, interruption or security breach will not occur or, if any does occur, that it can be sufficiently remediated.

There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been several recent instances involving financial services and consumer-based companies reporting the unauthorized disclosure of client or customer information or the destruction or theft of corporate data, by both private individuals and foreign governments.  In addition, because the techniques used to cause such security breaches change frequently, often are not recognized until launched against a target and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures.

Cyber threats are rapidly evolving and we may not be able to anticipate or prevent all such attacks.  We may incur increasing costs in an effort to minimize these risks or in the investigation of such cyber-attacks or related to the protection of our customers from identity theft as a result of such attacks.  Nevertheless, the occurrence of any failure, interruption or security breach of our systems, or of our third-party service providers, particularly if widespread or resulting in financial losses to customers, could also seriously damage our reputation, result in a loss of customer business, subject it to additional regulatory scrutiny, or expose it to civil litigation and financial liability.

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

We have implemented anti-takeover devices that could make it more difficult for another company to purchase us, even though such a purchase may increase shareholder value.

In many cases, stockholders may receive a premium for their shares if we were purchased by another company. State law and our Certificate of Incorporation and Second Amended and Restated Bylaws make it difficult for anyone to purchase us without the approval of our Board of Directors.  Consequently, a takeover attempt may prove difficult, and shareholders may not realize the highest possible price for their shares of stock of the Company.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conduct our business through four branch offices located in Summit, Columbiana, and Franklin Counties, Ohio, and a loan production office in Cuyahoga County, Ohio.  The net book value of the Company’s properties totaled $3.3 million at December 31, 2014. In 2013, Ghent Road Inc. owned land located adjacent to the Fairlawn, Ohio office and Smith Ghent LLC owned the Fairlawn office building and leased it to CFBank.  In October 2013, the property and offices were sold (and both Ghent Road, Inc. and Smith Ghent LLC were subsequently dissolved), and CFBank entered into a new lease for an office location in Fairlawn, Ohio.  Additionally, CFBank entered into a new lease agreement in Woodmere, Ohio in Cuyahoga County for the location of a loan production office effective January 2014.  See Note 8 to the Consolidated Financial Statements included in our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for further discussion.

Locations

Administrative Office (owned facility):

7000 N. High Street

Worthington, Ohio 43085

Branch Offices:

Worthington Branch (owned facility)

7000 N. High Street

Worthington, Ohio 43085

Fairlawn Branch (leased facility)

3009 Smith Road, Suite 100

Fairlawn, Ohio 44333

Wellsville Branch (owned facility)

601 Main Street

Wellsville, Ohio 43968

Calcutta Branch (owned facility)

49028 Foulks Drive

Calcutta, Ohio 43920

Loan Production Office (leased facility):

28879 Chagrin Blvd.

Woodmere, Ohio 44122

Item 3.    Legal Proceedings.

We may, from time to time, be involved in various legal proceedings in the normal course of business.  Periodically, there have been various claims and lawsuits involving CFBank, such as claims to enforce liens, condemnation proceedings on properties in which CFBank holds security interests, claims involving the making and servicing of real property loans and other issues incident to our banking business.    We are not a party to any pending legal proceeding that management believes would have a material adverse effect on our financial condition or operations, if decided adversely to us.

Item 4.    Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During the fiscal quarter ended December 31, 2014, the Company did not repurchase any of its securities.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated herein by reference from our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Market Prices and Dividends Declared”,  in “Note 2 – Regulatory Order Considerations and Management’s Plans” and in “Note 19 – Regulatory  Capital Matters” therein, respectively.

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quantitative and Qualitative Disclosures about Market Risk’s therein.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

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

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2014, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2014 were effective.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2014 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”  therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors and committees of the Board of Directors is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2015 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Provided below is information regarding our executive officers:

3
Name	Age at December 31, 2014	Position held with the Holding Company and/or Subsidiaries
Robert E. Hoeweler	67	Chairman Holding Company and CFBank
Timothy T. O’Dell	61	Chief Executive Officer Holding Company and CFBank;
Thad R. Perry	71	President, Holding Company and CFBank
John W. Helmsdoerfer	56	Chief Financial Officer Holding Company and CFBank; Treasurer, Holding Company

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

Mr. O’Dell is the CEO and Director of CFBank and the Holding Company.  Prior to joining CFBank in 2012, Mr. O’Dell owned and operated a consulting company specializing in providing advisory services to a number of privately held enterprises in construction, health care, real estate and professional services.  Mr. O’Dell spent 22 years at Fifth Third Bank, and was a senior executive with Fifth Third’s Central Ohio operations for 12 of those years, concluding his tenure serving as President and Chief Executive Officer. At Fifth Third’s Central Ohio Affiliate, Mr. O’Dell also served as Executive Vice President and senior lender and managed its commercial banking and residential, commercial real estate divisions.  Previously he managed the Asset Based Lending Division for Fifth Third Bank engaged in financing growth companies and acquisition financing.  During his tenure, Fifth Third’s Central Ohio division grew by $4 billion in deposits and $5 billion in loans from organic growth and through strategic acquisitions.  Mr. O’Dell served on the board of the Columbus Chamber of Commerce and The Ohio State University Medical Center, and he was a founding investor in the Ohio TechAngel Venture Fund.  Mr. O'Dell holds a B.B.A. from Marshall University.

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

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2015 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”    Copies of Section 16 reports, Forms 3, 4 and 5 are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

Code of Ethics.  We have adopted a Code of Ethics and Business Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer.  Since the Company’s inception in 1998, we have had a code of ethics.  We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work.  The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.  All employees are required to review the Code of Ethics and Business Conduct.  The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the tab “Investor Relations – Corporate Governance.”  Disclosures of amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2015 Proxy Statement, under the caption “CORPORATE GOVERNANCE.”

Item 11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2015 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2015 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2015 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-EQUITY COMPENSATION PLAN INFORMATION,” and from our 2015 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 16 – Stock-Based Compensation” therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2015 Proxy Statement, under the caption “CORPORATE GOVERNANCE-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” AND “CORPORATE GOVERNANCE-DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated by reference from our 2015 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

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

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 27, 2015
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, Chief Executive Officer	March 27, 2015
Timothy T. O’Dell

/s/Thad R. Perry	Director, President	March 27, 2015
Thad R. Perry, CPA (inactive)

/s/ Thomas P. Ash	Director	March 27, 2015
Thomas P. Ash

/s/ James H. Fraunberg II	Director	March 27, 2015
James H. Fraunberg II

/s/ Edward W. Cochran	Director	March 27, 2015
Edward W. Cochran

/s/ Robert H. Milbourne	Director	March 27, 2015
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

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2014
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

____________________________________________________________________________________________________________

*Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K