Form 10-Q
period 2015-03-31
CENTRAL FEDERAL CORP
filed 2015-05-14
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 14, 2015, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$23,894	$28,207
Interest-bearing deposits in other financial institutions	494	494
Securities available for sale	9,385	10,445
Loans held for sale, at fair value	2,412	3,505
Loans, net of allowance of $6,442 and $6,316	266,259	257,085
FHLB stock	1,942	1,942
Foreclosed assets, net	1,636	1,636
Premises and equipment, net	3,731	3,775
Bank owned life insurance	4,697	4,665
Accrued interest receivable and other assets	3,472	3,834
Total assets	$317,922	$315,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$28,310	$37,035
Interest bearing	232,428	221,280
Total deposits	260,738	258,315
FHLB advances	14,500	14,500
Advances by borrowers for taxes and insurance	301	401
Accrued interest payable and other liabilities	2,574	2,708
Subordinated debentures	5,155	5,155
Total liabilities	283,268	281,079

Commitments and Contingent Liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 15,935,417 in 2015 and 2014	159	159
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at March 31, 2015 and December 31, 2014	5	5
Additional paid-in capital	59,758	59,696
Accumulated deficit	(22,120)	(22,157)
Accumulated other comprehensive income	97	51
Treasury stock, at cost; 111,707 shares of common stock	(3,245)	(3,245)
Total stockholders' equity	34,654	34,509
Total liabilities and stockholders' equity	$317,922	$315,588

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2015	2014
Interest and dividend income
Loans, including fees	$2,946	$2,122
Securities	35	44
FHLB stock dividends	20	20
Federal funds sold and other	17	17
	3,018	2,203
Interest expense
Deposits	485	355
FHLB advances and other debt	57	45
Subordinated debentures	40	42
	582	442
Net interest income	2,436	1,761
Provision for loan losses	75	20
Net interest income after provision for loan losses	2,361	1,741

Noninterest income
Service charges on deposit accounts	116	103
Net gains on sales of loans	84	17
Net gain (loss) on sales of securities	(12)	-
Earnings on bank owned life insurance	32	32
Other	135	93
	355	245
Noninterest expense
Salaries and employee benefits	1,220	1,103
Occupancy and equipment	139	158
Data processing	249	207
Franchise taxes	80	50
Professional fees	244	297
Director fees	33	12
Postage, printing and supplies	72	84
Advertising and promotion	45	3
Telephone	25	25
Loan expenses	37	4
Foreclosed assets, net	46	11
Depreciation	52	52
FDIC premiums	104	79
Regulatory assessment	51	39
Other insurance	30	36
Other	38	40
	2,465	2,200
Income (loss) before incomes taxes	251	(214)
Income tax expense	-	-
Net income (loss)	251	(214)
Dividends on Series B preferred stock and accretion of discount	(214)	-
Earnings (loss) attributable to common stockholders	$37	$(214)

Earnings (loss) per common share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

Net income (loss)	$251	$(214)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to investment securities available for sale:
Unrealized net gains (losses)	34	(24)
Related income tax expense
Net unrealized gains (losses)	34	(24)
Less: reclassification adjustment for net losses realized during the period on investment securities available for sale:
Realized net losses	12	-
Related income tax expense	-	-
Net realized losses	12	-
Other comprehensive income (loss)	46	(24)
Comprehensive income (loss)	$297	$(238)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2015	$159	$5	$59,696	$(22,157)	$51	$(3,245)	$34,509
Net income (loss)				251			251
Other comprehensive income (loss)					46		46
Stock option expense, net of forfeitures			35				35
Cash dividends declared on Series B preferred stock and accretion of discount			27	(214)			(187)
Balance at March 31, 2015	$159	$5	$59,758	$(22,120)	$97	$(3,245)	$34,654

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2014	$159	$48,067	$(22,215)	$98	$(3,245)	$22,864
Net income (loss)			(214)			(214)
Other comprehensive income (loss)				(24)		(24)
Stock option expense, net of forfeitures		74				74
Balance at March 31, 2014	$159	$48,141	$(22,429)	$74	$(3,245)	$22,700

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 31,
	2015	2014

Net loss	$251	$(214)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	75	20
Depreciation	52	52
Amortization, net	(6)	70
Net loss on sales of securities	12	-
Originations of loans held for sale	(12,123)	(7,821)
Proceeds from sale of loans held for sale	14,134	7,033
Net gains on sales of loans	(84)	(17)
Earnings on bank owned life insurance	(32)	(32)
Stock-based compensation expense	35	74
Net change in:
Accrued interest receivable and other assets	362	887
Accrued interest payable and other liabilities	(509)	(11)
Net cash from operating activities	2,167	41

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in other financial institutions	-	496
Available-for-sale securities:
Maturities, prepayments and calls	1,073	539
Loan originations and payments, net	(10,049)	(1,807)
Additions to premises and equipment	(6)	(259)
Net cash used by investing activities	(8,982)	(1,031)

Cash flows from financing activities
Net change in deposits	2,415	7,372
Net change in short-term borrowings from the FHLB and other debt	-	(1,026)
Proceeds from long-term FHLB advances and other debt	2,500	2,500
Repayments on long-term FHLB advances and other debt	(2,500)	(5,000)
Net change in advances by borrowers for taxes and insurance	(100)	(438)
Cash dividends paid on Series B preferred stock	187	-
Net cash from financing activities	2,502	3,408

Net change in cash and cash equivalents	(4,313)	2,418

Beginning cash and cash equivalents	28,207	19,160

Ending cash and cash equivalents	$23,894	$21,578

Supplemental cash flow information:
Interest paid	$578	$411

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$834	-
Dividends payable on Series B preferred stock	187	-

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the “Holding Company”) and its wholly-owned subsidiary, CFBank.  The Holding Company and CFBank are sometimes collectively referred to herein as the “Company”.  Intercompany transactions and balances are eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2015 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2014 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2014 (referred to herein as the “2014 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, adjusted for purchase premiums and discounts, deferred loan fees and costs and an allowance for loan losses (ALLL).  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

The accrual of interest income on all classes of loans, except other consumer loans, is discontinued and the loan is placed on nonaccrual status at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Other consumer loans are typically charged off no later than 90 days past due.  Past due status is based on the contractual terms of the loan for all classes of loans.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.  Commercial loans, multi-family residential real estate loans and commercial real estate loans placed on nonaccrual status are individually classified as impaired loans.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income in the period in which it is placed in a nonaccrual status.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status.  Loans are considered for return to accrual status provided all the principal and interest amounts that are contractually due are brought current, there is a current and well documented credit analysis,  there is reasonable assurance of repayment of principal and interest, and the customer has demonstrated sustained, amortizing payment performance of at least six months.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Interest income on all classes of impaired loans that are on nonaccrual status is recognized in accordance with the accounting policy on nonaccrual loans.  Cash receipts on all classes of impaired loans that are on nonaccrual status are generally applied to the principal balance outstanding.  Interest income on all classes of impaired loans that are not on nonaccrual status is recognized on the accrual method.  TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured loan.

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by CFBank over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

	Three months ended March 31,
	2015	2014
Basic
Net earnings (loss)	$251	$(214)
Dividends on Series B preferred stock and accretion of discount	(214)	-
Earnings (loss) allocated to common stockholders	$37	$(214)

Weighted average common shares outstanding including unvested share-based payment awards	15,823,710	15,823,710
Less: Unvested share-based payment awards	-	-
Average shares	15,823,710	15,823,710

Basic earnings (loss) per common share	$0.00	$(0.01)

Diluted
Net earnings (loss) allocated to common stockholders	$37	$(214)

Weighted average common shares outstanding for basic loss per common share	15,823,710	15,823,710
Add: Dilutive effects of assumed exercises of stock options	7,444	-
Add: Dilutive effects of assumed exercises of stock warrants	-	-
Average shares and dilutive potential common shares	15,831,154	15,823,710

Diluted earnings (loss) per common share	$0.00	$(0.01)

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share.

	Three months ended March 31,
	2015	2014
Stock options	456,396	632,126
Series B preferred stock	6,857,143	-
Stock warrants	1,152,125	-

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

In April 2014 the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (April 2014).This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders.  This update changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.”  The amendments in this Update are effective for fiscal years beginning after December 15, 2014.  Early adoption is permitted only for disposals or classifications as held for sale.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

The FASB has issued ASU No. 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40):  Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.  ASU 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures.  Under Generally Accepted Accounting Principles (GAAP), financial statements are prepared under the presumption that the reporting organization will continue to operate as a going concern, except in limited circumstances.  Financial reporting under this presumption is commonly referred to as the going concern basis of accounting.  The going concern basis of accounting is critical to financial reporting because it establishes the fundamental basis for measuring and classifying assets and liabilities.  Currently, GAAP lacks guidance about management’s responsibility to evaluate whether there is substantial doubt about the organization’s ability to continue as a going concern or to provide related footnote disclosures. This ASU provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

COSO’s Internal Control Framework has been updated and enhanced.  Since its release in 1992, COSO’s Internal Control – Integrated Framework has been widely accepted and adopted around the world. The updated framework, issued on May 14, 2013, maintains the fundamental elements of the original:  five components of an internal control system—control environment, risk assessment, control activities, information and communication—and monitoring activities supporting three categories of objectives:  effectiveness and efficiency of operations, reliability of reporting and compliance with applicable laws and regulations, structured through management’s judgment.  The five components are evaluated through principles and recommended points of focus.  A significant enhancement, however, is the expansion of the reporting objective to include nonfinancial and internal reporting objectives.  The mandatory principles have been updated to reflect today’s business environment—an environment of increased governance, regulatory and compliance demands and increased use of technology and complex business models. The original framework still may be used through December 15, 2014; beyond that date, COSO will consider the original framework obsolete. Adoption of the updated COSO Integrated Framework is not expected to have a material effect on the Company’s internal control environment or financial reporting.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Under the terms of the Holding Company Order, the Holding Company was prohibited from declaring or paying any dividends on its stock, repurchasing any of its stock, or making any capital contributions to CFBank except with the prior approval of the FRB.  In accordance with the commitments made by the Holding Company in connection with the release and termination of the Holding Company Order, the Holding Company remains subject to such restrictions and, therefore, must continue to obtain the prior approval of the FRB before making any future dividends on its common stock or Series B Preferred stock.  The Holding Company received prior approval from the FRB for the payment of a quarterly cash dividend on its Series B Preferred Stock for the quarter ended March 31, 2015 in the aggregate amount of $187 (paid in April 2015).  The Holding Company also previously received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014.  See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the restrictions applicable to the payment of the dividends by the Holding Company and CFBank.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders and the other regulatory requirements and commitments to which we are subject, and we continue to work toward ensuring compliance with those regulatory requirements and commitments to which we continue to be subject.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2015
Corporate debt	$2,918	$5	$-	$2,923
State and municipal	-	-	-	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,016	34	-	5,050
Mortgage-backed securities - residential	627	37	-	664
Collateralized mortgage obligations	727	21	-	748
Total	$9,288	$97	$-	$9,385

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Corporate debt	$2,932	$5	$1	$2,936
State and municipal	897	-	11	886
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,018	-	7	5,011
Mortgage-backed securities - residential	687	40	-	727
Collateralized mortgage obligations	860	25	-	885
Total	$10,394	$70	$19	$10,445

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2015 or March 31, 2014.

There were no sales of securities for the three months ended March 31, 2015 or March 31, 2014; however, there was an early redemption of a municipal security during the first quarter of 2015 which is reflected in net gain (loss) on sales of securities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at March 31, 2015 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,918	$3,923	$4,829	$4,821
Due from one to five years	4,016	4,050	4,018	4,012
Mortgage-backed securities	627	664	687	727
Collateralized mortgage obligations	727	748	860	885
Total	$9,288	$9,385	$10,394	$10,445

Fair value of securities pledged was as follows:

	March 31,	December 31,
	2015	2014
Pledged as collateral for:
FHLB advances	$4,057	$4,208
Public deposits	2,464	2,476
Interest-rate swaps	335	353
Total	$6,856	$7,037

At March 31, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes securities with unrealized losses at March 31, 2015 and December 31, 2014 aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2015	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt (1)	$229	$-	$-	$-	$229	$-
State and municipal	-	-	-	-	-	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury (1)	1,000	-	-	-	1,000	-
Total temporarily impaired	$1,229	$-	$-	$-	$1,229	$-

(1)	Securities with an unrealized loss were less than $1 resulting in rounding to zero.

December 31, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$1,259	$1	$-	$-	$1,259	$1
State and municipal	-	-	886	11	886	11
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,011	7	-	-	5,011	7
Total temporarily impaired	$6,270	$8	$886	$11	$7,156	$19

The unrealized losses in Corporate debt, State and municipal securities and U.S. Treasuries at March 31, 2015 and December 31, 2014, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2015 and December 31, 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31,	December 31,
	2015	2014

Commercial	$47,778	$46,532
Real estate:
Single-family residential	57,537	51,445
Multi-family residential	28,437	28,790
Commercial	87,445	91,119
Construction	28,161	23,641
Consumer:
Home equity lines of credit	18,271	16,898
Other	5,072	4,976
Subtotal	272,701	263,401
Less: ALLL	(6,442)	(6,316)
Loans, net	$266,259	$257,085

Mortgage Purchase Program

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase an interest from Northpointe in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short term nature of CFBank’s holding of each of these individual loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced, and therefore no allowance is allocated to these loans.  NorthPointe maintains an ownership interest in each loan it participates.  The participation agreement further calls for full control to be relinquished by the mortgage broker to Northpointe and its participants with recourse to the broker after 120 days, at the sole discretion of Northpointe.  As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of interest in loans it purchases from Northpointe from 80% to 95% of the aforementioned loans, and therefore, Northpointe now maintains a 5% (reduced from 20%) ownership interest in each loan it participates.  At March 31, 2015 and December 31, 2014, CFBank held $27,837 and $24,996, respectively, of such loans which have been included in single-family residential loan totals above.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Loan Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2014 Audited Financial Statements.

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2015:

	Three months ended March 31, 2015
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,346	$634	$818	$2,541	$442	$441	$94	$6,316
Addition to (reduction in) provision for loan losses	88	65	(125)	(77)	99	23	2	75
Charge-offs	(8)	-	-	-	-	-	(10)	(18)
Recoveries	25	1	-	33	-	4	6	69
Ending balance	$1,451	$700	$693	$2,497	$541	$468	$92	$6,442

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2014:

	Three months ended March 31, 2014
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,759	$120	$1,262	$2,325	$119	$139	$5	$5,729
Addition to (reduction in) provision for loan losses	(175)	38	196	(265)	259	(35)	2	20
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	3	1	-	4	-	5	1	14
Ending balance	$1,587	$159	$1,458	$2,064	$378	$109	$8	$5,763

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2015:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$28	$-	$-	$26	$-	$-	$-	$54
Collectively evaluated for impairment	1,423	700	693	2,471	541	468	92	6,388
Total ending allowance balance	$1,451	$700	$693	$2,497	$541	$468	$92	$6,442

Loans:
Individually evaluated for impairment	$548	$292	$1,621	$3,565	$-	$-	$-	$6,026
Collectively evaluated for impairment	47,230	57,245	26,816	83,880	28,161	18,271	5,072	266,675
Total ending loan balance	$47,778	$57,537	$28,437	$87,445	$28,161	$18,271	$5,072	$272,701

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2014:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$-	$1	$34	$-	$-	$-	$64
Collectively evaluated for impairment	1,317	634	817	2,507	442	441	94	6,252
Total ending allowance balance	$1,346	$634	$818	$2,541	$442	$441	$94	$6,316

Loans:
Individually evaluated for impairment	630	$296	$1,631	$3,695	$-	$-	$-	$6,252
Collectively evaluated for impairment	45,902	51,149	27,159	87,424	23,641	16,898	4,976	257,149
Total ending loan balance	$46,532	$51,445	$28,790	$91,119	$23,641	$16,898	$4,976	$263,401

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at March 31, 2015.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2015.  Cash payments of interest on these loans during the three months ended March 31, 2015 totaled $83.

				Three months ended
	As of March 31, 2015			March 31, 2015
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$76	$68	$-	$69	$1
Real estate:
Single-family residential	331	170	-	171	-
Multi-family residential	1,570	1,570	-	1,574	23
Commercial:
Non-owner occupied	564	463	-	468	-
Owner occupied	700	179	-	180	10
Land	-	-	-	-	-
Total with no allowance recorded	3,241	2,450	-	2,462	34

With an allowance recorded:
Commercial	480	480	28	490	3
Real estate:
Single-family residential	122	122	-	123	2
Multi-family residential	51	51	-	51	1
Commercial:
Non-owner occupied	2,253	2,253	9	2,256	33
Owner occupied	375	375	2	377	5
Land	339	295	15	297	5
Total with an allowance recorded	3,620	3,576	54	3,594	49
Total	$6,861	$6,026	$54	$6,056	$83

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2014.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2014.  Cash payments of interest during the three months ended March 31, 2014 totaled $54.

				Three months ended
	As of December 31, 2014			March 31, 2014
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$121	$-	$121	$-
Real estate:
Single-family residential	334	173	-	185	-
Multi-family residential	1,579	1,579	-	-	-
Commercial:
Non-owner occupied	577	477	-	1,444	-
Owner occupied	704	183	-	1,044	-
Land	-	-	-	-	-
Total with no allowance recorded	3,329	2,533	-	2,794	-

With an allowance recorded:
Commercial	509	509	29	817	6
Real estate:
Single-family residential	123	123	-	126	2
Multi-family residential	52	52	1	1,736	1
Commercial:
Non-owner occupied	2,352	2,352	17	2,122	33
Owner occupied	380	380	2	394	5
Land	348	303	15	733	5
Total with an allowance recorded	3,764	3,719	64	5,928	52
Total	$7,093	$6,252	$64	$8,722	$52

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonaccrual loans by class of loans:

	March 31, 2015	December 31, 2014
Loans past due over 90 days still on accrual:
Real estate:
Commercial:
Non-owner occupied	$366	$-
Total over 90 days still on accrual loans	$366	$-
Nonaccrual loans:
Commercial	305	369
Real estate:
Single-family residential	723	549
Multi-family residential	-	-
Commercial:
Non-owner occupied	464	477
Owner occupied	-	-
Land	-	-
Consumer:
Home equity lines of credit:
Originated for portfolio	50	51
Purchased for portfolio	99	102
Other consumer	-	-
Total nonaccrual	1,641	1,548
Total nonaccrual and nonperforming loans	$2,007	$1,548

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There was one commercial real estate loan in the amount of $366 that was 90 days or more past due and still accruing interest at March 31, 2015 and there were no loans 90 days or more past due and still accruing interest at December 31, 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$16	$793	$-	$809	$46,969	$305
Real estate:
Single-family residential	1,183	133	256	1,572	55,965	467
Multi-family residential	-	-	-	-	28,437	-
Commercial:
Non-owner occupied	-	-	366	366	48,973	464
Owner occupied	-	-	-	-	32,468	-
Land	-	-	-	-	5,638	-
Construction	-	-	-	-	28,161	-
Consumer:
Home equity lines of credit:
Originated for portfolio	43	-	-	43	16,852	50
Purchased for portfolio	-	-	-	-	1,376	99
Other	-	-	-	-	5,072	-
Total	$1,242	$926	$622	$2,790	$269,911	$1,385

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$18	$-	$121	$139	$46,393	$248
Real estate:
Single-family residential	521	55	68	644	50,801	481
Multi-family residential	-	-	-	-	28,790	-
Commercial:
Non-owner occupied	115	-	-	115	48,879	477
Owner occupied	-	-	-	-	35,900	-
Land	-	-	-	-	6,225	-
Construction	52	-	-	52	23,589	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	51	51	15,414	-
Purchased for portfolio	30	102	-	132	1,301	102
Other	5	10	-	15	4,961	-
Total	$741	$167	$240	$1,148	$262,253	$1,308

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Troubled Debt Restructurings (TDRs):

As of March 31, 2015 and December 31, 2014, TDRs totaled $5.5 million and $5.7 million, respectively.  The Company allocated $54 and $64 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2015 and December 31, 2014, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2015 or December 31, 2014 to customers with outstanding loans classified as nonaccrual TDRs.

During the quarters ended March 31, 2015 and March 31, 2014, no loans were modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

There were no TDRs in payment default or that became nonperforming during the period ended March 31, 2015 and 2014.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended March 31, 2015 and 2014 that did not meet the definition of a TDR. These loans had a total recorded investment of $2.5 million and $379 as of March 31, 2015 and 2014, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2015 and December 31, 2014, nonaccrual TDRs were as follows:

	March 31, 2015	December 31, 2014

Commercial	$237	$249
Real estate:
Single-family residential	169	173
Multi-family residential	-	-
Commercial:
Non-owner occupied	-	-
Owner occupied	-	-
Total	$406	$422

Nonaccrual loans at March 31, 2015 and December 31, 2014 do not include $5,087 and $5,233, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans by risk category and by class of loans as of March 31, 2015 and based on the most recent analysis performed follows.  There were no loans rated doubtful at March 31, 2015.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$102	$46,968	$317	$391	$47,778
Real estate:
Single-family residential	56,786	-	-	751	57,537
Multi-family residential	-	27,706	-	731	28,437
Commercial:
Non-owner occupied	136	44,049	-	5,154	49,339
Owner occupied	-	29,910	1,484	1,074	32,468
Land	77	2,863	-	2,698	5,638
Construction	8,699	19,462	-	-	28,161
Consumer:
Home equity lines of credit:
Originated for portfolio	16,747	-	-	148	16,895
Purchased for portfolio	811	-	307	258	1,376
Other	5,072	-	-	-	5,072
	$88,430	$170,958	$2,108	$11,205	$272,701

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans by risk category and by class of loans as of December 31, 2014 follows.  There were no loans rated doubtful at December 31, 2014.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$1,088	$44,543	$441	$460	$46,532
Real estate:
Single-family residential	50,864	-	-	581	51,445
Multi-family residential	-	26,412	-	2,378	28,790
Commercial:
Non-owner occupied	139	43,547	89	5,219	48,994
Owner occupied	-	33,305	1,507	1,088	35,900
Land	78	3,417	-	2,730	6,225
Construction	8,645	14,996	-	-	23,641
Consumer:
Home equity lines of credit:
Originated for portfolio	15,316	-	-	149	15,465
Purchased for portfolio	857	-	313	263	1,433
Other	4,976	-	-	-	4,976
	$81,963	$166,220	$2,350	$12,868	$263,401

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Loans held for sale:  Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market, and are excluded from the fair value measurement table; these loans totaled $0 at March 31, 2015 and $1,833 at December 31, 2014.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2015 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$2,923
State and municipal	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,050
Mortgage-backed securities - residential	664
Collateralized mortgage obligations	748
Total securities available for sale	$9,385

Loans held for sale	2,412

Yield maintenance provisions (embedded derivatives)	$327

Interest rate lock commitments	$14

Financial Liabilities:
Interest-rate swaps	$327

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2014 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$2,936
State and municipal	886
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,011
Mortgage-backed securities - residential	727
Collateralized mortgage obligations	885
Total securities available for sale	$10,445

Loans held for sale	1,672

Yield maintenance provisions (embedded derivatives)	$318

Interest rate lock commitments	$25

Financial Liabilities:
Interest-rate swaps	$318

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2015 or December 31, 2014.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2015 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$153
Real Estate:
Single-family residential	122
Multi-family residential	-
Commercial:
Non-owner occupied	-
Owner occupied	222
Land	279
Total impaired loans	$776

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2014 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$157
Real Estate:
Single-family residential	123
Multi-family residential	-
Commercial:
Non-owner occupied	-
Owner occupied	225
Land	289
Total impaired loans	$794

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2015 or December 31, 2014.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $841 with a valuation allowance of $20, at March 31, 2015. There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2015 or 2014.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $867, with a valuation allowance of $20 at December 31, 2014.

During the three months ended March 31, 2015, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$153	Income approach	Adjustment for differences in net operating income expectations	-16.00%
Commercial real estate:
Single-family residential	122	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.35%
Commercial:
Owner occupied	222	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%
Land	279	Comparable sales approach	Adjustment for differences between the comparable market transactions	8.10%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measures at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$157	Income approach	Adjustment for differences in net operating income expectations	-16.00%
Commercial real estate:
Single -family residential	123	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.35%
Commercial:
Owner occupied	225	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%
Land	289	Comparable sales approach	Adjustment for differences between the comparable market transactions	8.10%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2015 or December 31, 2014.

As of March 31, 2015 and December 31, 2014, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	March 31, 2015	December 31, 2014

Aggregate fair value	$2,412	$1,672
Contractual balance	2,385	1,657
Gain (loss)	27	15

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2015 and 2014 for loans held for sale were:

	Three months ended March 31,
	2015	2014
Interest income	$29	$16
Interest expense	-	-
Change in fair value	12	16
Total change in fair value	$41	$32

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 were as follows:

	Fair Value Measurements at March 31, 2015 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$23,894	$23,894	$-	$-	$23,894
Interest-bearing deposits in other financial institutions	494	494	-	-	494
Securities available for sale	9,385	-	9,385	-	9,385
Loans held for sale	2,412	-	2,412	-	2,412
Loans, net	266,259	-	-	267,644	267,644
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	807	2	49	756	807
Yield maintenance provisions (embedded derivatives)	327	-	327	-	327
Interest rate lock commitments	14	-	14	-	14

Financial liabilities
Deposits	$(260,738)	$(120,707)	$(140,663)	$-	$(261,370)
FHLB advances and other borrowings	(14,500)	-	(14,760)	-	(14,760)
Advances by borrowers for taxes and insurance	(301)	-	-	(301)	(301)
Subordinated debentures	(5,155)	-	(2,927)	-	(2,927)
Accrued interest payable	(51)	-	(51)	-	(51)
Interest-rate swaps	(327)	-	(327)	-	(327)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

	Fair Value Measurements at December 31, 2014 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,207	$28,207	$-	$-	$28,207
Interest-bearing deposits in other financial institutions	494	494	-	-	494
Securities available for sale	10,445	-	10,445	-	10,445
Loans held for sale	1,672	-	1,672	-	1,672
Loans, net	257,831	-	-	258,079	258,079
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	34	2	32	-	34
Yield maintenance provisions (embedded derivatives)	318	-	318	-	318
Interest rate lock commitments	25	-	25	-	25

Financial liabilities
Deposits	$(258,315)	$(121,132)	$(137,700)	$-	$(258,832)
FHLB advances and other borrowings	(14,500)	-	(14,663)	-	(14,663)
Advances by borrowers for taxes and insurance	(401)	-		(401)	(401)
Subordinated debentures	(5,155)	-	(2,536)	-	(2,536)
Accrued interest payable	(48)	-	(48)	-	(48)
Interest-rate swaps	(318)	-	(318)	-	(318)

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

Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value resulting in a Level 1, 2 or 3 classification, consistent with the asset or liability with which they are associated.

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

The subordinated debentures mature on December 30, 2033.  The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, on or after December 30, 2008 at 100% of the principal amount, plus accrued and unpaid interest.  The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture.  There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures for a period not to exceed five consecutive years.

The Holding Company’s Board of Directors has elected to defer interest payments on the subordinated debentures from time to time since 2010.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293.  The Holding Company obtained the prior approval of the FRB to make such payments as required by the terms of the Holding Company Order in effect at such time.  The Holding Company subsequently paid the interest current on the subordinated debentures as of September 30, 2014, December 31, 2014 and March 31, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.12% at March 31, 2015 and 3.11% at December 31, 2014.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $35 and  $74, respectively, for the three months ended March 31, 2015 and 2014.  The total income tax effect was not material for the three months ended March 31, 2015 and 2014.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

There were no options granted or exercised during the three months ended March 31, 2015 and March 31, 2014.

A summary of stock option activity in the Plans for the three months ended March 31, 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	621,396	$1.56
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled or Forfeited	-	-
Outstanding at end of period	621,396	$1.56	8.2	$-

Expected to vest	333,331	$1.40	8.3	$-

Exercisable at end of period	288,065	$1.74	8.0	$-

During the three months ended March 31, 2015 there were no stock options canceled or forfeited.  During the three months ended March 31, 2014, there were 7,560 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares was reversed.

As of March 31, 2015, there was $108 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.1 years.  Substantially all of the 333,331 nonvested stock options at March 31, 2015 are expected to vest.

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock was determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 953,642 shares available for stock option grants and restricted stock to be issued under the Plans at March 31, 2015.  There were no shares of restricted stock issued during the three months ended March 31, 2015 and 2014.  As of March 31, 2015, there were no nonvested restricted share awards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no shares of restricted stock forfeited during the three months ended March 31, 2015 and 2014.  Also, there were no shares vested during the three months ended March 31, 2015 and 2014.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the Basel III Capital Rules result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in by January 1, 2019.  The Company’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs.

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		Pursuant to
	Actual		Adequacy Purposes		Action Regulations		OCC Commitment
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2015
Total Capital to risk
weighted assets	$38,540	13.49%	$22,857	8.00%	$28,572	10.00%	$34,286	12.00%

Tier 1 (Core) Capital to risk
weighted assets	34,933	12.23%	17,143	6.00%	22,857	8.00%	N/A	N/A

Common equity tier 1 capital
to risk-weighted assets	34,933	12.23%	12,857	4.50%	18,572	6.50%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	34,933	11.17%	12,511	4.00%	15,639	5.00%	25,023	8.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		Pursuant to
	Actual		Adequacy Purposes		Capital Standards		OCC Commitment
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31,2014
Total Capital to risk
weighted assets	$37,898	14.18%	$21,379	8.00%	$26,724	10.00%	$32,069	12.00%

Tier 1 (Core) Capital to risk
weighted assets	34,520	12.92%	10,690	4.00%	16,034	6.00%	N/A	N/A

Common equity tier 1 capital
to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	34,520	11.03%	12,515	4.00%	15,643	5.00%	25,029	8.00%

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remains subject to the heightened capital requirements imposed by the OCC and is required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets.    CFBank met the heightened capital requirements imposed by the OCC at March 31, 2015 and December 31, 2014.  See Note 2-Regulatory Order Considerations for additional information.

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test was met by CFBank at March 31, 2015 and December 31, 2014.

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

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  As of March 31, 2015, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings.

Any future dividends by the Holding Company on its common stock or Series B Preferred stock, and any dividends or capital contributions by CFBank to the Holding Company, are also subject to prior regulatory approval in accordance with the commitments made in connection with the release and termination of the Orders.  The Holding Company received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock for the quarter ended March 31, 2015 in the aggregate amount of $187 (paid in April 2015).  The Holding Company also previously received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Holding Company’s ability to pay dividends on its stock is also conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities, which also requires the written non-objection of the FRB.  Additionally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends (other than dividends payable solely in shares) on the Company’s common stock for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.

Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 10-Income taxes.

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $3,773 at March 31, 2015 and $3,811 at December 31, 2014.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2015, CFBank had $836 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of March 31, 2015, CFBank was well-capitalized under regulatory capital standards

Summary information about the derivative instruments is as follows:

	March 31, 2015	December 31, 2014

Notional amount	$3,773	$3,811
Weighted average pay rate on interest-rate swaps	4.06%	4.06%
Weighted average receive rate on interest-rate swaps	0.19%	0.18%
Weighted average maturity (years)	4.0	4.3
Fair value of interest-rate swaps	$(327)	$(318)
Fair value of yield maintenance provisions	327	318

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2015 or 2014.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $1,463 and $2,964 of interest rate lock commitments related to residential mortgage loans at March 31, 2015 and December 31, 2014, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $14 and $25 at March 31, 2015 and December 31, 2014, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

The Company maintained a valuation allowance against the net deferred tax assets at December 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, within the guidelines of Section 382 of the Internal Revenue Code of 1986, was that the Company incurred an ownership change. At year-end 2014, the Company had net operating loss carryforwards of $26,732, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $75, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

At March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2015 and 2014 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended March 31,
	2015	2014

	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated Other Comprehensive income (loss), beginning of period	$51	$98

Other comprehensive income (loss) before reclassifications	34	(24)
Less amount reclassified from accumulated other comprehensive loss (2)	12	-
Net current-period other comprehensive income (loss)	46	(24)

Accumulated Other Comprehensive income (loss), end of period	$97	$74

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)

There was $12 reclassified out of other comprehensive income for the three months ended March 31, 2015 due to an early redemption on a municipal security.  There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2014

NOTE 12- PREFERRED STOCK

Commencing in April 2014, the Company conducted a private placement of 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) for an offering price of $25.00 per share (the “Private Placement”).  Pursuant to the Private Placement, the Company sold an aggregate of 480,000 shares of Series B Preferred Stock on May 12, 2014 and July 15, 2014, for an aggregate offering price of $12,000.  The Series B Preferred Stock was sold by the Company with the assistance of McDonald Partners, LLC, as placement agent, on a best efforts basis.  After payment of approximately $482 in placement fees to McDonald Partners, LLC and approximately $149 of other offering expenses, the Company’s net proceeds from its sale of the 480,000 shares of Series B Preferred Stock in the Private Placement were approximately $11,369.

For each share of Series B Preferred Stock sold in the Private Placement, the Company also agreed to issue, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.   See Note 13- Warrants for additional information.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 13- COMMON STOCK WARRANTS

In connection with the issuance of the Series B Preferred Stock sold in the Private Placement, for each share of Series B Preferred Stock, the Company also agreed to issue, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700 (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700 (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  Subject to certain limitations, the Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a cash purchase price of $1.85 per share of common stock.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Statements in this annual report and in other communications by Central Federal Corporation and/or CFBank (collectively, the “Company”) that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  The following, among other factors, could cause such differences:

•

difficult economic conditions including high unemployment rates or other adverse changes in general economic conditions and/or economic conditions in the markets we serve, any of which may affect, among other things, our level of nonperforming assets, charge-offs, and provision for loan loss expense;

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

•	competition with other local and regional commercial banks, savings banks, credit unions and other non-bank financial institutions;
•	our ability to grow our core businesses;
•	our ability to effectively manage our growth;

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

•	any failure, interruption or breach in security of our communications and information systems;
•	technological factors which may affect our operations, pricing, products and services;
•	unanticipated litigation, claims or assessments; and
•	Management's ability to manage these and other risks.

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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses, income and other various taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses.  In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and to determine the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CEASE AND DESIST ORDERS

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Act, the FRB replaced the OTS as the primary regulator of the Holding Company and the OCC replaced the OTS as the primary regulator of CFBank.

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

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Currently, CFBank cannot declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $3.1 million in cash and cash equivalents at March 31, 2015.  The regulators have further required the Holding Company to develop a business plan, separate from CFBank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

General.  Assets totaled $317.9 million at March 31, 2015 and increased $2.3 million, or 0.7%, from $315.6 million at December 31, 2014.  The increase was primarily due to a $9.2 million increase in net loan balances, partially offset by a $4.3 million decrease in cash and cash equivalents, a $1.1 million decrease in loans held for sale and a $1.1 million decrease in securities available for sale.

Cash and cash equivalents.  Cash and cash equivalents totaled $23.9 million at March 31, 2015 and decreased $4.3 million, or 15.3%, from $28.2 million at December 31, 2014.  The decrease was primarily due to funding loan growth.

Securities. Securities available for sale totaled $9.4 million at March 31, 2015 and decreased $1.1 million, or 10.1%, compared to $10.4 million at December 31, 2014.  The decrease was due to maturities, repayments and an early redemption of a $885,000 municipal security.

Loans.  Net loans totaled $266.3 million at March 31, 2015 and increased $9.2 million, or 3.6%, from $257.1 million at December 31, 2014.  The increase was primarily due to a $6.1 million increase in single-family residential loan balances, a $4.5 million increase in construction loan balances, a $1.4 million increase in home equity lines of credit and a $1.2 million increase in commercial loan balances, partially offset by a $3.7 million decrease in commercial real estate loan balances and a $353,000 decrease in multi-family loan balances.

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase from Northpointe an interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase interests in individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short term nature of CFBank’s holding of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are no reserves allocated to these loans. Northpointe maintains an ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans.  Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of interest in loans it purchases from Northpointe from 80% to 95% of the aforementioned loans, and therefore, Northpointe now maintains a 5% ownership interest (reduced from 20%) in each loan it participates.  During the three months ended March 31, 2015, loan origination activity in the program totaled $148.8 and payoffs for the same period totaled $146.0, respectively.  At March 31, 2015 and December 31, 2014, CFBank held $27.8 million and $25.0, respectively, of such loans which are included in single family residential loan totals.

Allowance for loan losses (ALLL).  The ALLL totaled $6.4 million at March 31, 2015 and increased $126,000, or 2.0%, from $6.3 million at December 31, 2014.  The increase in the ALLL was primarily due to a 3.5% increase in overall loan balances and net recoveries during the three months ended March 31, 2015. The ratio of the ALLL to total loans was 2.36% at March 31, 2015 compared to 2.39% December 31, 2014.  In addition, the ratio of the ALLL to nonperforming loans was 321.0% at March 31, 2015, compared to 408.0% at December 31, 2014.

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

Individually impaired loans totaled $6.0 million at March 31, 2015, and decreased $226,000, or 3.6%, from $6.3 million at December 31, 2014.  The decrease was primarily due to loan repayments.  The amount of the ALLL specifically allocated to individually impaired loans totaled $54,000 at March 31, 2015 and $64,000 at December 31, 2014.  The decrease in the ALLL specifically allocated to impaired loans was primarily due to loan repayments.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, increased $459,000, or 29.7%, and totaled $2.0 million at March 31, 2015, compared to $1.5 million at December 31, 2014.  The increase in nonperforming loans was primarily due to a $174,000 increase in single-family residential nonperforming loans and a $366,000 commercial real estate loan over 90 days and still accruing.  The ratio of nonperforming loans to total loans was 0.74% at March 31, 2015 compared to 0.59% at December 31, 2014.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $406,000 at March 31, 2015 and $422,000 million at December 31, 2014.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at March 31, 2015 and December 31, 2014 do not include $5.1 million and $5.2 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.  See Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by CFBank over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed as the primary credit quality indicator to monitor credit risk for commercial, commercial real estate and multi-family residential real estate loans.  We analyze these loans individually and categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  Credit reviews for these loan types are performed at least annually, and more often for loans with higher credit risk.  Loan officers maintain close contact with borrowers between reviews.  Adjustments to loan risk ratings are based on the reviews and also may be made at any time information is received that may affect risk ratings.  Additionally, an independent third party review of commercial, commercial real estate and multi-family residential loans is performed at least annually.  Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures and to provide an independent assessment of our internal loan risk rating system.

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system.  In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators.  Assets designated as special mention are considered criticized assets.  Assets designated as substandard, doubtful or loss are considered classified assets. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding descriptions of the regulatory asset classifications.

The levels of criticized and classified loans decreased during the three months ended March 31, 2015, due to management’s focused efforts to improve credit quality, and continued repayment of loans by customers.  Loans designated as special mention decreased $242,000, or 10.3%, and totaled $2.1 million at March 31, 2015, compared to $2.4 million at December 31, 2014.  Loans classified as substandard decreased $1.7 million, or 12.9%, and totaled $11.2 million at March 31, 2015, compared to $12.9 million at December 31, 2014.  No loans were classified as doubtful at March 31, 2015 and December 31, 2014.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $1.6 million, or 143.0%, and totaled $2.8 million at March 31, 2015, compared to $1.1 million at December 31, 2014.  Past due loans totaled 1.0% of the loan portfolio at March 31, 2015, compared to 0.4% at December 31, 2014.  The increase in past due loan balances was primarily due to an increase in single-family residential and commercial loan segments.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending, used option ARM products or made loans with initial teaser rates.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $18.4 million, or 38.6%, of the commercial portfolio at March 31, 2015 compared to $17.9 million, or 38.4%, at December 31, 2014. Given the recessionary effects of the economy in the past several years, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $15.4 million, or 81.8%, of the total home equity lines of credit at March 31, 2015 compared to $14.9 million, or 85.2%, at December 31, 2014.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2015; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $1.6 million at March 31, 2015, and remained constant compared to $1.6 million at December 31, 2014.  Foreclosed assets at March 31, 2015 and December 31, 2014 consisted of one multi-family property in Mansfield, Ohio.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $260.7 million at March 31, 2015 and increased $2.4 million, or 0.9%, from $258.3 million at December 31, 2014.  The increase is primarily attributed to a $7.9 million increase in money market account balances, a $2.8 million increase in certificates of deposits and a $250,000 increase in savings account balances, offset by a $8.6 million decrease in checking account balances.  Also, the majority of the deposit increase is a result of management’s focused sales and marketing efforts to grow core deposits to fund loan growth.  The increase in core deposits was partially offset by a decrease in listing service deposits.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $28.8 million at March 31, 2015, and decreased $478,000, or 1.6%, from $29.3 million at December 31, 2014.  The decrease in brokered deposits is primarily due to the maturity of CDARS one-way deposits and the decrease in customers CDARS balances.

While the CFBank Order was in place from May 2011 until January 2014, CFBank was prohibited from accepting or renewing brokered deposits, including CDARS balances.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, and the restrictions were subsequently lifted upon the termination of the CFBank Order in January 2014.  Customer balances in the CDARS program totaled $10.1 million at March 31, 2015 and decreased $122,000, or 1.2%, from $10.2 million at December 31, 2014.

FHLB advances. FHLB advances remained constant and totaled $14.5 million at both March 31, 2015 and December 31, 2014.  With the termination of the CFBank Order effective January 23, 2014, the FHLB notified the Bank that the restriction on borrowing terms, had been lifted, effective January 24, 2014; prior to the FHLB lifting the restriction, CFBank was limited to borrowing term maturities not exceeding 365 days due to restrictions imposed by the FHLB due to the existence of the CFBank Order.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both March 31, 2015 and December 31, 2014.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293.  The Holding Company obtained the prior approval of the FRB to make such payments as required by the terms of the Holding Company Order in effect at such time.  The Holding Company subsequently paid the interest current on the subordinated debentures as of September 30, 2014, December 31, 2014 and March 31, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.  The Holding Company’s ability to continue to pay current interest on the subordinated debentures is conditioned upon receipt of the non-objection of the FRB on a quarterly basis.

Stockholders’ equity.  Stockholders’ equity totaled $34.7 million at March 31, 2015, an increase of $145,000, or 0.4%, from $34.5 million at December 31, 2014.  The increase in total stockholders’ equity was primarily attributed to net income for the quarter, which was partially offset by the dividend paid on the Company’s Series B Preferred Stock for the three months ended March 31, 2015.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process and to ensure compliance with its regulatory requirements and commitments.  CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income.  Management remains focused on growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize to remain in compliance with the increased capital requirements to which CFBank is subject.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Three Months Ended March 31, 2015 and 2014

General.   Net income for the three months ended March 31, 2015 totaled $251,000 and increased $465,000 compared to a net loss of $214,000 for the three months ended March 31, 2014, primarily due to a $675,000 increase in net interest income, a $110,000 increase in noninterest income, offset by a $265,000 increase in noninterest expense and a $55,000 increase in provision expense.

Net income attributable to common stockholders for the three months ended March 31, 2015, totaled $37,000, or $0.00 per diluted common share, and increased $251,000 compared to a net loss attributable to common stockholders of $214,000, or $(0.01) per diluted common share, for the three months ended March 31, 2014.  For the three months ended March 31, 2015, preferred dividends on the Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $214,000.  There was no preferred stock outstanding at March 31, 2014.

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

Net interest income totaled $2.4 million for the quarter ended March 31, 2015 and increased $675,000, or 38.3%, compared to $1.8 million for the quarter ended March 31, 2014.  The increase in net interest income was primarily due to a $815,000, or 37.0%, increase in interest income, offset by a $140,000, or 31.7%, increase in interest expense.  The increase in interest income was primarily attributed to a $59.4 million, or 25.5%, increase in average interest-earning assets outstanding, a 35bps increase in average yield on interest-earning assets and improved mix.  The increase in interest expense was attributed to a $50.8 million, or 28.6%, increase in average interest-bearing deposits outstanding and a 3bps increase in the average cost of funds on interest bearing liabilities.  As a result, the net interest margin of 3.33% for the quarter ended March 31, 2015 improved 31 bps compared to the net interest margin of 3.02% for the quarter ended March 31, 2014.

Interest income.  Interest income totaled $3.0 million and increased $815,000, or 37.0%, for the quarter ended March 31, 2015, compared to $2.2 million for the quarter ended March 31, 2014.  The increase in interest income was primarily due to a $53.4 million, or 25.8%, increase in average loans and loans available for sale balances from $206.7 million at March 31, 2014, to $260.1 million at March 31, 2015 and a 42bps improvement in the average yield on loans and loans held for sale.

Interest expense.  Interest expense totaled $582,000 and increased $140,000, or 31.7%, for the quarter ended March 31, 2015, compared to $442,000 for the quarter ended March 31, 2014.  The increase in interest expense resulted primarily from increased deposit costs due to a $50.8 million, or 28.6%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities increased 3bps to 94bps at March 31, 2015 compared to 91bps at March 31, 2014.

Provision for loan losses.  The provision for loan losses totaled $75,000 for the quarter ended March 31, 2015 and increased $55,000, or 275.0%, compared to $20,000 for the quarter ended March 31, 2014.  The increase in the provision for loan losses for the quarter ended March 31, 2015 was primarily due to growth in the loan portfolio, partially offset by improved credit quality and an increase in net recoveries. Net recoveries for the quarter ended March 31, 2015 totaled $51,000 and increased $37,000 compared to net recoveries of $14,000 for the quarter ended March 31, 2014.  The increase in net recoveries is primarily related to commercial and commercial real estate loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2015 and 2014.

	For the three months ended March 31,
	2015	2014
	(Dollars in thousands)
Commercial	$(17)	$(3)
Single-family residential real estate	(1)	(1)
Multi-family residential real estate	-	-
Commercial real estate	(33)	(4)
Home equity lines of credit	(4)	(5)
Other consumer loans	4	(1)
Total	$(51)	$(14)

Noninterest income.  Noninterest income for the quarter ended March 31, 2015 totaled $355,000 and increased $110,000, or 44.9%, compared to $245,000 for the quarter ended March 31, 2014. The increase was primarily due to a $67,000 increase in net gains on sales of loans and a $42,000 increase in other noninterest income.  The increase in the net gains on sales of loans is related to an increase in sales activity as a result of the ramp up of the mortgage business.  The increase in other noninterest income is primarily due to increased sales activity related to the Company’s joint ventures, as further discussed in Note 22 to the 2014 Audited Financial Statements.

Noninterest expense. Noninterest expense increased $265,000, or 12.0%, and totaled $2.5 million for the quarter ended March 31, 2015, compared to $2.2 million for the quarter ended March 31, 2014. The increase in noninterest expense during the three months ended March 31, 2015 was primarily due to a $117,000 increase in salaries and employee benefits, a $42,000 increase in data processing expenses, a $42,000 increase in advertising and promotion expense and a $35,000 increase in foreclosed asset expense.  Salaries and benefit expenses increased primarily due to an increase in personnel in the credit administration, operations, and treasury management areas.  The increase in data processing expenses is driven by expanded information technology services associated with the Company’s growth and expansion, along with investments in our infrastructure.  Foreclosed asset expense increased related to maintenance and light rehabilitation incurred to increase occupancy levels, along with increased operating costs.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended March 31, 2015.  As such, there was no income tax expense or benefit for the quarters ended March 31, 2015 or 2014.

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

	For Three Months Ended March 31,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,531	$35	1.51%	$9,354	$44	1.90%
Loans and loans held for sale (3)	260,099	2,946	4.53%	206,683	2,122	4.11%
Other earning assets	21,115	17	0.32%	15,295	17	0.44%
FHLB stock	1,942	20	4.12%	1,942	20	4.12%
Total interest-earning assets	292,687	3,018	4.13%	233,274	2,203	3.78%
Noninterest-earning assets	22,657			21,833
Total assets	$315,344			$255,107

Interest-bearing liabilities:
Deposits	$228,351	485	0.85%	$177,590	355	0.80%
FHLB advances and other borrowings	19,656	97	1.97%	17,622	87	1.97%
Total interest-bearing liabilities	248,007	582	0.94%	195,212	442	0.91%

Noninterest-bearing liabilities	32,751			37,108
Total liabilities	280,758			232,320

Equity	34,586			22,787
Total liabilities and equity	$315,344			$255,107

Net interest-earning assets	$44,680			$38,062
Net interest income/interest rate spread		$2,436	3.19%		$1,761	2.87%
Net interest margin			3.33%			3.02%
Average interest-earning assets
to average interest-bearing liabilities	118.02%			119.50%

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

	Three Months Ended
	March 31, 2015
	Compared to Three Months Ended
	March 31, 2014

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(14)	$5	$(9)
Loans and loans held for sale	235	589	824
Other earning assets	(22)	22	-
FHLB Stock	-	-	-
Total interest-earning assets	199	616	815

Interest-bearing liabilities:
Deposits	23	107	130
FHLB advances and other borrowings	-	10	10
Total interest-bearing liabilities	23	117	140

Net change in net interest income	$176	$499	$675

 (1) Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  These policies are presented in Note 1 to our 2014 Audited Financial Statements.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items.  The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management.  The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy.  Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2014 Audited Financial Statements.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset.  The Company maintained a valuation allowance against the net deferred tax assets at December 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

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

At March 31, 2015 and December 31, 2014, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2011.

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2014 Audited Financial Statements.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fair value of foreclosed assets.  Another critical accounting policy relates to the fair values of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 5 and 6 to our 2014 Audited Financial Statements.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$23,116	$28,309
Additional borrowing capacity at the FHLB	14,716	8,578
Additional borrowing capacity at the FRB	30,493	28,585
Unused commercial bank line of credit	1,000	1,000
Total	$69,325	$66,472

Cash, unpledged securities and deposits in other financial institutions decreased $5.2 million, or 18.3%, to $23.1 million at March 31, 2015 compared $28.3 million at December 31, 2014.  The decrease is primarily due to a decrease in cash which was used to fund loan growth.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB increased $6.1 million, or 71.6%, to $14.7 million at March 31, 2015, compared to $8.6 million at December 31, 2014.  The increase in additional borrowing capacity is a result of additional collateral pledged due to the increase in loans and pledged securities.  As of December 31, 2013, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 365 days.  On January 24, 2014, CFBank was notified by the FHLB that the restriction on the term of future advances had been lifted as a result of the CFBank Order being terminated effective January 23, 2014.

CFBank’s additional borrowing capacity at the FRB increased to $30.5 million at March 31, 2015 from $28.6 million at December 31, 2014.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at March 31, 2015 and December 31, 2014.

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

As a result of the CFBank Order, we were prohibited from accepting or renewing brokered deposits without FDIC approval, although we had the ability to seek wholesale deposits that are not considered brokered deposits.  At December 31, 2013, CFBank had $21.0 million in brokered deposits with maturity dates from January 2014 through August 2016. In addition, the prohibition on brokered deposits limited CFBank’s ability to participate in the CDARS program and impacted our liquidity management. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by regulation.  As a result of the termination of the CFBank Order effective January 23, 2014, the restrictions on brokered deposits were lifted and, therefore, we now have greater access to more diversified funding sources.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, pursuant to the provisions of the Dodd-Frank Act as previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor.

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

The Holding Company had adequate funds at March 31, 2015 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may elect to pay dividends on its preferred stock and common stock, if and when declared by the Board of Directors, subject to obtaining prior written regulatory “non-objection” from the FRB and further subject, in the case of dividends on common stock, to the payment in full of the dividend on the Company’s Series B Preferred Stock for the current dividend period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual debt service on the subordinated debentures is currently approximately $170,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 3.12% at March 31, 2015.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.  As of March 31, 2015, CFBank could not pay any dividends to the Holding Company without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and subject to regulatory approval.  However, the payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC until CFBank is able to generate consistent earnings.

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock, and pursuant to the commitments made to the FRB in connection with the termination of the Holding Company Order, the Holding Company may not declare or pay dividends on its stock without the prior written non-objection of the FRB.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities, which also requires the written non-objection of the FRB.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely for the then-current dividend period in shares) the Company’s common stock, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2015.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the first quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the first quarter of 2015.

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

CENTRAL FEDERAL CORPORATION

v

Dated: May 14, 2015	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: May 14, 2015	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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