Form 10-Q
period 2015-06-30
CENTRAL FEDERAL CORP
filed 2015-08-13
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2015

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

As of August  13, 2015, there were 15,823,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$28,293	$28,207
Interest-bearing deposits in other financial institutions	494	494
Securities available for sale	9,135	10,445
Loans held for sale, at fair value	1,992	3,505
Loans, net of allowance of $6,480 and $6,316	284,160	257,085
FHLB stock	1,942	1,942
Foreclosed assets, net	1,636	1,636
Premises and equipment, net	3,691	3,775
Bank owned life insurance	4,730	4,665
Accrued interest receivable and other assets	3,240	3,834
Total assets	$339,313	$315,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$31,549	$37,035
Interest bearing	250,500	221,280
Total deposits	282,049	258,315
FHLB advances	14,500	14,500
Advances by borrowers for taxes and insurance	280	401
Accrued interest payable and other liabilities	2,383	2,708
Subordinated debentures	5,155	5,155
Total liabilities	304,367	281,079

Commitments and Contingent Liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 15,935,417 in 2015 and 2014	159	159
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at June 30, 2015 and December 31, 2014	5	5
Additional paid-in capital	59,821	59,696
Accumulated deficit	(21,868)	(22,157)
Accumulated other comprehensive income	74	51
Treasury stock, at cost; 111,707 shares of common stock	(3,245)	(3,245)
Total stockholders' equity	34,946	34,509
Total liabilities and stockholders' equity	$339,313	$315,588

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$3,044	$2,402	$5,990	$4,524
Securities	34	42	69	86
FHLB stock dividends	19	19	39	39
Federal funds sold and other	16	15	33	32
	3,113	2,478	6,131	4,681
Interest expense
Deposits	558	368	1,043	723
FHLB advances and other debt	58	26	115	71
Subordinated debentures	41	41	81	83
	657	435	1,239	877
Net interest income	2,456	2,043	4,892	3,804
Provision for loan losses	75	108	150	128
Net interest income after provision for loan losses	2,381	1,935	4,742	3,676

Noninterest income
Service charges on deposit accounts	116	106	232	209
Net gains on sales of loans	209	132	293	149
Net gain (loss) on sales of securities	-	-	(12)	-
Earnings on bank owned life insurance	33	32	65	64
Other	106	88	241	181
	464	358	819	603
Noninterest expense
Salaries and employee benefits	1,217	1,051	2,437	2,154
Occupancy and equipment	134	135	273	293
Data processing	268	224	517	431
Franchise and other taxes	81	49	161	99
Professional fees	202	257	446	554
Director fees	33	13	66	25
Postage, printing and supplies	58	57	130	141
Advertising and promotion	45	1	90	4
Telephone	31	27	56	52
Loan expenses	6	11	43	15
Foreclosed assets, net	28	70	74	81
Depreciation	52	70	104	122
FDIC premiums	103	85	207	164
Regulatory assessment	47	39	98	78
Other insurance	31	33	61	69
Other	42	73	80	113
	2,378	2,195	4,843	4,395
Income (loss) before incomes taxes	467	98	718	(116)
Income tax expense	-	-	-	-
Net income (loss)	467	98	718	(116)
Dividends on Series B preferred stock and accretion of discount	(215)	(59)	(429)	(59)
Earnings (loss) attributable to common stockholders	$252	$39	$289	$(175)

Earnings (loss) per common share:
Basic	$0.02	$0.00	$0.02	$(0.01)
Diluted	$0.02	$0.00	$0.02	$(0.01)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2015	2014	2015	2014

Net income (loss)	$467	$98	$718	$(116)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to investment securities available for sale:
Unrealized net gains (losses)	(23)	1	11	(23)
Related income tax expense	-	-	-	-
Net unrealized gains (losses)	(23)	1	11	(23)
Less: reclassification adjustment for net losses realized during the period on investment securities available for sale:
Realized net losses	-	-	12	-
Related income tax expense	-	-	-	-
Net realized losses	-	-	12	-
Other comprehensive income (loss)	(23)	1	23	(23)
Comprehensive income (loss)	$444	$99	$741	$(139)

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2015	$159	$5	$59,696	$(22,157)	$51	$(3,245)	$34,509
Net income (loss)				718			718
Other comprehensive income (loss)					23		23
Stock option expense, net of forfeitures			71				71
Cash dividends declared on Series B preferred stock and accretion of discount			54	(429)			(375)
Balance at June 30, 2015	$159	$5	$59,821	$(21,868)	$74	$(3,245)	$34,946

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2014	$159	$-	$48,067	$(22,215)	$98	$(3,245)	$22,864
Net income (loss)				(116)			(116)
Other comprehensive income (loss)					(23)		(23)
Stock option expense, net of forfeitures			149				149
Cash dividends declared on Series B preferred stock and accretion of discount				(59)			(59)
Issuance of 270,000 shares Series B preferred stock at $.01 par value, net of $392 in offering expenses		3	6,355				6,358
Balance at June 30, 2014	$159	$3	$54,571	$(22,390)	$75	$(3,245)	$29,173

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	June 30,
	2015	2014

Net Income (loss)	$718	$(116)
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	150	128
Depreciation	104	122
Amortization, net	(7)	134
Net loss on sales of securities	12	-
Originations of loans held for sale	(28,193)	(22,953)
Proceeds from sale of loans held for sale	30,833	23,127
Net gains on sales of loans	(293)	(149)
Earnings on bank owned life insurance	(65)	(64)
Stock-based compensation expense	71	149
Net change in:
Accrued interest receivable and other assets	594	344
Accrued interest payable and other liabilities	(325)	1,862
Net cash from operating activities	3,599	2,584

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in other financial institutions	-	496
Available-for-sale securities:
Maturities, prepayments and calls	1,280	945
Loan originations and payments, net	(30,661)	(40,714)
Proceeds from the sale of loans	2,663	-
Additions to premises and equipment	(18)	(414)
Net cash used by investing activities	(26,736)	(39,687)

Cash flows from financing activities
Net change in deposits	23,719	34,399
Net change in short-term borrowings from the FHLB and other debt	-	(1,026)
Proceeds from long-term FHLB advances and other debt	2,500	5,000
Repayments on long-term FHLB advances and other debt	(2,500)	(7,500)
Net change in advances by borrowers for taxes and insurance	(121)	(407)
Cash dividends paid on Series B preferred stock	(375)	-
Net proceeds from issuance of Series B preferred stock	-	6,358
Net cash from financing activities	23,223	36,824

Net change in cash and cash equivalents	86	(279)

Beginning cash and cash equivalents	28,207	19,160

Ending cash and cash equivalents	$28,293	$18,881

Supplemental cash flow information:
Interest paid	$1,242	$1,102

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$834	-
Loans transferred from portfolio to held for sale	175	-
Dividends payable on Series B preferred stock	187	59

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2015 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2014 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2014 (referred to herein as the “2014 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income in the period in which the loan is placed in a nonaccrual status.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status.  Loans are considered for return to accrual status if and when all the principal and interest amounts that are contractually due are brought current, there is a current and well documented credit analysis, there is reasonable assurance of repayment of principal and interest, and the customer has demonstrated sustained, amortizing payment performance of at least six months.

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

All loans within the commercial, multi-family residential and commercial real estate segments, regardless of size, and loans of all other classes with balances over $250 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic
Net earnings (loss)	$467	$98	$718	$(116)
Dividends on Series B preferred stock and accretion of discount	(215)	(59)	(429)	(59)
Earnings (loss) allocated to common stockholders	$252	$39	$289	$(175)

Weighted average common shares outstanding including unvested share-based payment awards	15,823,710	15,823,710	15,823,710	15,823,710
Less: Unvested share-based payment awards	-	-	-	-
Average shares	15,823,710	15,823,710	15,823,710	15,823,710

Basic earnings (loss) per common share (1)	$0.02	$0.00	$0.02	$(0.01)

Diluted
Net earnings (loss) allocated to common stockholders	$252	$39	$289	$(175)

Weighted average common shares outstanding for basic loss per common share	15,823,710	15,823,710	15,823,710	15,823,710
Add: Dilutive effects of assumed exercises of stock options	12,482	40,258	9,963	40,258
Add: Dilutive effects of assumed exercises of stock warrants	-	-	-	-
Average shares and dilutive potential common shares	15,836,192	15,863,968	15,833,673	15,863,968

Diluted earnings (loss) per common share (2)	$0.02	$0.00	$0.02	$(0.01)

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share.

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options	422,609	51,369	439,503	51,369
Series B preferred stock	6,857,143	3,857,143	6,857,143	3,857,143
Stock warrants	1,152,125	610,000	1,152,125	610,000

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Adoption of New Accounting Standards:

In January 2014, the FASB issued Accounting Standards Update (“ASU” or “Update”) 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects (January 2014).  This Update permits entities to make an accounting policy election to account for their investments in qualified affordable housing projects using the proportional amortization method if certain conditions are met.  The ASU modifies the conditions that an entity must meet to be eligible to use a method other than the equity or cost methods to account for qualified affordable housing project investments.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The amendments in this Update should be applied retrospectively to all periods presented.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure (January 2014).  The objective of this Update is to reduce diversity by clarifying when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized.  The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2014.  The amendments in this Update may be adopted using either a modified retrospective transition method or a prospective transition method.  Adoption of the ASU did not have a significant effect on the Company’s consolidated financial statements.

In April 2014, the FASB issued ASU 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (April 2014).  This Update seeks to better define the groups of assets which qualify for discontinued operations, in order to ease the burden and cost for preparers and stakeholders.  This Update changed “the criteria for reporting discontinued operations” and related reporting requirements, including the provision for disclosures about the “disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation.”  The amendments in this Update are effective for fiscal years beginning after December 15, 2014.  Early adoption is permitted only for disposals or classifications as held for sale.  The Company has adopted the methodologies prescribed by this ASU by the date required.  Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014).    The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion.  The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2016.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

In June 2014, the FASB issued ASU 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures (June 2014).  This Update addresses the concerns of stakeholders by changing the accounting practices surrounding repurchase agreements.  The new guidance changes the “accounting for repurchase-to-maturity transactions and linked repurchase financings to secured borrowing accounting, which is consistent with the accounting for other repurchase agreements.”  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2014. Early adoption is prohibited.  The Company has adopted the methodologies prescribed by this ASU by the date required.  Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (June 2014).  This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.   The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

Reclassifications

Reclassification of certain amounts in the 2014 consolidated financial statements have been made to conform to the 2015 presentation.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

Under the terms of the Holding Company Order, the Holding Company was prohibited from declaring or paying any dividends on its stock, repurchasing any of its stock, or making any capital contributions to CFBank except with the prior approval of the FRB.  In accordance with the commitments made by the Holding Company in connection with the release and termination of the Holding Company Order, the Holding Company remains subject to such restrictions and, therefore, must continue to obtain the prior approval of the FRB before making any future dividends on its common stock or Series B Preferred Stock.  The Holding Company received prior approval from the FRB for the payment of a quarterly cash dividend on its Series B Preferred Stock for the quarter ended June  30, 2015 in the aggregate amount of $187 (paid in July 2015).  The Holding Company also received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014.  See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the restrictions applicable to the payment of the dividends by the Holding Company and CFBank.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders and the other regulatory requirements and commitments to which we are subject, and we continue to work toward ensuring compliance with those regulatory requirements and commitments to which we continue to be subject.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2015
Corporate debt	$2,902	$2	$1	$2,903
State and municipal	-	-	-	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,014	23	-	5,037
Mortgage-backed securities - residential	575	32	-	607
Collateralized mortgage obligations	570	18	-	588
Total	$9,061	$75	$1	$9,135

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Corporate debt	$2,932	$5	$1	$2,936
State and municipal	897	-	11	886
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,018	-	7	5,011
Mortgage-backed securities - residential	687	40	-	727
Collateralized mortgage obligations	860	25	-	885
Total	$10,394	$70	$19	$10,445

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2015 or June  30, 2014.

There were no sales of securities for the three and six months ended June 30, 2015 or June 30, 2014; however, there was an early redemption of a municipal security during the first quarter of 2015 which is reflected in net gain (loss) on sales of securities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at June 30, 2015 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,903	$3,904	$4,829	$4,821
Due from one to five years	4,013	4,036	4,018	4,012
Mortgage-backed securities	575	607	687	727
Collateralized mortgage obligations	570	588	860	885
Total	$9,061	$9,135	$10,394	$10,445

Fair value of securities pledged was as follows:

	June 30,	December 31,
	2015	2014
Pledged as collateral for:
FHLB advances	$3,857	$4,208
Public deposits	2,446	2,476
Interest-rate swaps	310	353
Total	$6,613	$7,037

At June 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes securities with unrealized losses at June 30, 2015 and December 31, 2014 aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2015	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$1,235	$1	$-	$-	$1,235	$1
State and municipal	-	-	-	-	-	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	-	-	-	-	-	-
Total temporarily impaired	$1,235	$1	$-	$-	$1,235	$1

December 31, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$1,259	$1	$-	$-	$1,259	$1
State and municipal	-	-	886	11	886	11
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,011	7	-	-	5,011	7
Total temporarily impaired	$6,270	$8	$886	$11	$7,156	$19

The unrealized loss in Corporate debt securities at June 30, 2015 is related to two securities.  The unrealized losses in Corporate debt, State and municipal securities and U.S. Treasuries at December 31, 2014, are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2015 and December 31, 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	June 30,	December 31,
	2015	2014

Commercial	$47,115	$46,532
Real estate:
Single-family residential	72,315	51,445
Multi-family residential	30,925	28,790
Commercial	83,921	91,119
Construction	29,963	23,641
Consumer:
Home equity lines of credit	20,057	16,898
Other	6,344	4,976
Subtotal	290,640	263,401
Less: ALLL	(6,480)	(6,316)
Loans, net	$284,160	$257,085

Mortgage Purchase Program

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase an interest from Northpointe in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The participation agreement provides for CFBank to purchase individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short term nature of CFBank’s holding of each of these individual loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced, and therefore no allowance is allocated to these loans.  Northpointe maintains an ownership interest in each loan it participates.  The participation agreement further calls for full control to be relinquished by the mortgage broker to Northpointe and its participants with recourse to the broker after 120 days, at the sole discretion of Northpointe.  As such, these purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of interest in loans it purchases from Northpointe from 80% to 95% of the aforementioned loans, and therefore, Northpointe now maintains a 5% (reduced from 20%) ownership interest in each loan it participates.  At June 30, 2015 and December 31, 2014, CFBank held $37,644 and $24,996, respectively, of such loans which have been included in single-family residential loan totals above.

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

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2015:

	Three months ended June 30, 2015
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,451	$700	$693	$2,497	$541	$468	$92	$6,442
Addition to (reduction in) provision for loan losses	(57)	(11)	61	(103)	181	(14)	18	75
Charge-offs	-	(31)	-	(25)	-	-	-	(56)
Recoveries	-	-	-	3	-	16	-	19
Ending balance	$1,394	$658	$754	$2,372	$722	$470	$110	$6,480

	Six months ended June 30, 2015
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,346	$634	$818	$2,541	$442	$441	$94	$6,316
Addition to (reduction in) provision for loan losses	31	54	(64)	(180)	280	9	20	150
Charge-offs	(8)	(31)	-	(25)	-	-	(10)	(74)
Recoveries	25	1	-	36	-	20	6	88
Ending balance	$1,394	$658	$754	$2,372	$722	$470	$110	$6,480

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the activity in the ALLL by portfolio segment for the three months ended June 30, 2014:

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

	Six months ended June 30, 2014
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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2015:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$23	$1	$-	$22	$-	$-	$-	$46
Collectively evaluated for impairment	1,371	657	754	2,350	722	470	110	6,434
Total ending allowance balance	$1,394	$658	$754	$2,372	$722	$470	$110	$6,480

Loans:
Individually evaluated for impairment	$513	$297	$1,611	$3,516	$-	$-	$-	$5,937
Collectively evaluated for impairment	46,602	72,018	29,314	80,405	29,963	20,057	6,344	284,703
Total ending loan balance	$47,115	$72,315	$30,925	$83,921	$29,963	$20,057	$6,344	$290,640

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2014:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$29	$-	$1	$34	$-	$-	$-	$64
Collectively evaluated for impairment	1,317	634	817	2,507	442	441	94	6,252
Total ending allowance balance	$1,346	$634	$818	$2,541	$442	$441	$94	$6,316

Loans:
Individually evaluated for impairment	$630	$296	$1,631	$3,695	$-	$-	$-	$6,252
Collectively evaluated for impairment	45,902	51,149	27,159	87,424	23,641	16,898	4,976	257,149
Total ending loan balance	$46,532	$51,445	$28,790	$91,119	$23,641	$16,898	$4,976	$263,401

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2015.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2015.  Cash payments of interest on these loans during the three and six months ended June 30, 2015 totaled $84 and $166, respectively.

				Three months ended		Six months ended
	As of June 30, 2015			June 30, 2015		June 30, 2015
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$79	$71	$-	$74	$-	$78	$1
Real estate:
Single-family residential	336	175	-	176	-	178	-
Multi-family residential	1,562	1,562	-	1,565	24	1,569	47
Commercial:
Non-owner occupied	551	451	-	458	-	463	-
Owner occupied	696	175	-	176	10	178	19
Land	-	-	-	-	-	-	-
Total with no allowance recorded	3,224	2,434	-	2,449	34	2,466	67

With an allowance recorded:
Commercial	442	442	23	451	3	464	6
Real estate:
Single-family residential	122	122	1	122	2	123	4
Multi-family residential	49	49	-	49	1	50	2
Commercial:
Non-owner occupied	2,245	2,245	9	2,247	34	2,252	68
Owner occupied	372	372	2	373	5	375	10
Land	318	273	11	277	4	287	9
Total with an allowance recorded	3,548	3,503	46	3,519	49	3,551	99
Total	$6,772	$5,937	$46	$5,968	$83	$6,017	$166

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2014.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2014.  Cash payments of interest during the three and six months ended June 30, 2014 totaled $51 and $106, respectively.

				Three months ended		Six months ended
	As of December 31, 2014			June 30, 2014		June 30, 2014
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$121	$-	$120	$-	$120	$-
Real estate:
Single-family residential	334	173	-	182	-	183	-
Multi-family residential	1,579	1,579	-	-	-	-	-
Commercial:
Non-owner occupied	577	477	-	508	-	515	-
Owner occupied	704	183	-	1,026	-	1,035	-
Land	-	-	-	-	-	-	-
Total with no allowance recorded	3,329	2,533	-	1,836	-	1,853	-

With an allowance recorded:
Commercial	509	509	29	781	4	799	12
Real estate:
Single-family residential	123	123	-	125	1	126	3
Multi-family residential	52	52	1	1,704	1	1,720	2
Commercial:
Non-owner occupied	2,352	2,352	17	2,107	33	2,115	66
Owner occupied	380	380	2	390	6	392	11
Land	348	303	15	592	5	662	10
Total with an allowance recorded	3,764	3,719	64	5,699	50	5,814	104
Total	$7,093	$6,252	$64	$7,535	$50	$7,667	$104

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2015	December 31, 2014
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	289	369
Real estate:
Single-family residential	678	549
Multi-family residential	-	-
Commercial:
Non-owner occupied	451	477
Owner occupied	-	-
Land	-	-
Consumer:
Home equity lines of credit:
Originated for portfolio	22	51
Purchased for portfolio	98	102
Other consumer	-	-
Total nonaccrual	1,538	1,548
Total nonaccrual and nonperforming loans	$1,538	$1,548

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at June 30, 2015 or December 31, 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$10	$83	$-	$93	$47,022	$289
Real estate:
Single-family residential	981	204	224	1,409	70,906	454
Multi-family residential	-	-	-	-	30,925	-
Commercial:
Non-owner occupied	5	-	-	5	45,923	451
Owner occupied	-	-	-	-	31,744	-
Land	-	-	-	-	6,249	-
Construction	-	-	-	-	29,963	-
Consumer:
Home equity lines of credit:
Originated for portfolio	120	-	-	120	18,617	22
Purchased for portfolio	-	-	-	-	1,320	98
Other	-	-	-	-	6,344	-
Total	$1,116	$287	$224	$1,627	$289,013	$1,314

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$18	$-	$121	$139	$46,393	$248
Real estate:
Single-family residential	521	55	68	644	50,801	481
Multi-family residential	-	-	-	-	28,790	-
Commercial:
Non-owner occupied	115	-	-	115	48,879	477
Owner occupied	-	-	-	-	35,900	-
Land	-	-	-	-	6,225	-
Construction	52	-	-	52	23,589	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	51	51	15,414	-
Purchased for portfolio	30	102	-	132	1,301	102
Other	5	10	-	15	4,961	-
Total	$741	$167	$240	$1,148	$262,253	$1,308

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Troubled Debt Restructurings (TDRs):

As of June 30, 2015 and December 31, 2014, TDRs totaled $5,417 and $5,655, respectively.  The Company allocated $46 and $64 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2015 and December 31, 2014, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2015 or December 31, 2014 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2015, there was one single-family residential loan in the amount of $9 and one home equity line of credit in the amount of  $9 that were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The home equity line of credit was paid off prior to June 30, 2015.  During the three and six months ended June 30, 2014, no loans were modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the period ended June 30, 2015 and 2014.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended June 30, 2015 and 2014 that did not meet the definition of a TDR. These loans had a total recorded investment of $4,575 and  $8,567 as of June 30, 2015 and 2014, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2015 and December 31, 2014, nonaccrual TDRs were as follows:

	June 30, 2015	December 31, 2014

Commercial	$221	$249
Real estate:
Single-family residential	166	173
Multi-family residential	-	-
Commercial:
Non-owner occupied	-	-
Owner occupied	-	-
Total	$387	$422

Nonaccrual loans at June 30, 2015 and December 31, 2014 do not include $5,030 and $5,233, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans by risk category and by class of loans as of June 30, 2015 and based on the most recent analysis performed follows.  There were no loans rated doubtful at June 30, 2015.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$96	$46,351	$297	$371	$47,115
Real estate:
Single-family residential	71,603	-	-	712	72,315
Multi-family residential	-	30,203	-	722	30,925
Commercial:
Non-owner occupied	132	41,652	-	4,144	45,928
Owner occupied	-	30,026	657	1,061	31,744
Land	67	3,528	-	2,654	6,249
Construction	10,125	19,838	-	-	29,963
Consumer:
Home equity lines of credit:
Originated for portfolio	18,619	-	-	118	18,737
Purchased for portfolio	763	-	302	255	1,320
Other	6,344	-	-	-	6,344
	$107,749	$171,598	$1,256	$10,037	$290,640

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

Loans held for sale:  Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market, and are excluded from the fair value measurement table; these loans totaled $0 at June 30, 2015 and $1,833 at December 31, 2014.  During the second quarter of 2015, CFBank commenced activity and signed an agreement with the intent to sell its credit card portfolio to a third party.  As a result, as of June 30, 2015, the credit card portfolio was transferred to loans held for sale at the lower of cost or market of $175,000, which approximates fair value.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2015 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$2,903
State and municipal	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,037
Mortgage-backed securities - residential	607
Collateralized mortgage obligations	588
Total securities available for sale	$9,135

Loans held for sale	1,992

Yield maintenance provisions (embedded derivatives)	$285

Interest rate lock commitments	$22

Financial Liabilities:
Interest-rate swaps	$285

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2015 or December 31, 2014.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2015 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$150
Real Estate:
Single-family residential	122
Multi-family residential	-
Commercial:
Non-owner occupied	219
Owner occupied	263
Land	-
Total impaired loans	$754

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2014 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$157
Real Estate:
Single-family residential	123
Multi-family residential	-
Commercial:
Non-owner occupied	-
Owner occupied	225
Land	289
Total impaired loans	$794

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2015 or December 31, 2014.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $813 with a valuation allowance of $14, at June 30, 2015. There were no write-downs of impaired collateral dependent loans during the three and six months ended June 30, 2015 or 2014.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $867, with a valuation allowance of $20 at December 31, 2014.

During the three and six months ended June 30, 2015, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$150	Income approach	Adjustment for differences in net operating income expectations	-16.00%
Commercial real estate:
Single-family residential	122	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.35%
Commercial:
Owner occupied	219	Comparable sales approach	Adjustment for differences between the comparable market transactions	-12.21%
Land	263	Comparable sales approach	Adjustment for differences between the comparable market transactions	8.10%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2015 or December 31, 2014.

As of June 30, 2015 and December 31, 2014, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	June 30, 2015	December 31, 2014

Aggregate fair value	$1,992	$1,672
Contractual balance	1,974	1,657
Gain (loss)	18	15

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2015 and 2014 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income	$22	$37	$40	$53
Interest expense	-	-	-	-
Change in fair value	(9)	167	3	183
Total change in fair value	$13	$204	$43	$236

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at June 30, 2015 were as follows:

	Fair Value Measurements at June 30, 2015 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,293	$28,293	$-	$-	$28,293
Interest-bearing deposits in other financial institutions	494	494	-	-	494
Securities available for sale	9,135	-	9,135	-	9,135
Loans held for sale	1,992	-	1,992	-	1,992
Loans, net	284,160	-	-	285,186	285,186
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	778	1	28	749	778
Yield maintenance provisions (embedded derivatives)	285	-	285	-	285
Interest rate lock commitments	22	-	22	-	22

Financial liabilities
Deposits	$(282,049)	$(132,659)	$(149,949)	$-	$(282,608)
FHLB advances and other borrowings	(14,500)	-	(14,765)	-	(14,765)
Advances by borrowers for taxes and insurance	(280)	-	-	(280)	(280)
Subordinated debentures	(5,155)	-	(2,778)	-	(2,778)
Accrued interest payable	(44)	-	(44)	-	(44)
Interest-rate swaps	(285)	-	(285)	-	(285)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

	Fair Value Measurements at December 31, 2014 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,207	$28,207	$-	$-	$28,207
Interest-bearing deposits in other financial institutions	494	494	-	-	494
Securities available for sale	10,445	-	10,445	-	10,445
Loans held for sale	1,672	-	1,672	-	1,672
Loans, net	257,085	-	-	257,333	257,333
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	780	2	32	746	780
Yield maintenance provisions (embedded derivatives)	318	-	318	-	318
Interest rate lock commitments	25	-	25	-	25

Financial liabilities
Deposits	$(258,315)	$(121,132)	$(137,700)	$-	$(258,832)
FHLB advances and other borrowings	(14,500)	-	(14,663)	-	(14,663)
Advances by borrowers for taxes and insurance	(401)	-		(401)	(401)
Subordinated debentures	(5,155)	-	(2,536)	-	(2,536)
Accrued interest payable	(48)	-	(48)	-	(48)
Interest-rate swaps	(318)	-	(318)	-	(318)

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

The Holding Company’s Board of Directors has elected to defer interest payments on the subordinated debentures from time to time since 2010.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293.  The Holding Company obtained the prior approval of the FRB to make such payments as required by the terms of the Holding Company Order in effect at such time.  The Holding Company subsequently paid the interest current on the subordinated debentures as of September 30, 2014, December 31, 2014,  March 31, 2015 and June 30, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.12% at June 30, 2015 and 3.11% at December 31, 2014.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has issued awards under three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $35 and $71, respectively, for the three and six months ended June 30, 2015 and $74 and $149, respectively for the three and six months ended June 30, 2014.  The total income tax effect was not material for the three and six months ended June 30, 2015 and 2014.

The Plans, are all stockholder-approved and provide for stock option grants and restricted stock awards to directors, officers and employees.  The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares of common stock for stock option grants and 15,511 shares of common stock for restricted stock awards.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provides 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, that may be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 1,500,000.

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

There were no options granted or exercised during the three and six months ended June 30, 2015 and June 30, 2014.

A summary of stock option activity in the Plans for the six months ended June 30, 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	621,396	$1.56
Granted	-	-
Exercised	-	-
Expired	(1,000)	52.10
Cancelled or Forfeited	(2,787)	1.50
Outstanding at end of period	617,609	$1.48	7.9	$-

Expected to vest	330,664	$1.40	8.1	$-

Exercisable at end of period	286,945	$1.56	7.8	$-

During the six months ended June 30, 2015, there were 2,787 stock options canceled or forfeited.  During the six months ended June 30, 2014, there were 8,990 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares was reversed.

As of June 30, 2015, there was $79 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 1.0 years.  Substantially all of the 330,664 nonvested stock options at June 30, 2015 are expected to vest.

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock was determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 957,429 shares remaining available for stock option grants and restricted stock awards under the 2009 Plan at June 30, 2015.  There were no shares of restricted stock issued during the three and six months ended June 30, 2015 and 2014.  As of June 30, 2015, there were no nonvested shares of restricted stock outstanding.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no shares of restricted stock forfeited during the three and six months ended June 30, 2015 and 2014.  Also, there were no shares vested during the three and six months ended June 30, 2015 and 2014.

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

Prompt corrective action regulations provide five classifications for banking organizations:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If a banking organization is classified as adequately capitalized, regulatory approval is required to accept brokered deposits.  If a banking organization is classified as undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the Basel III Capital Rules result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in by January 1, 2019.  The Company’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs or classifications.

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remains subject to the heightened capital requirements imposed by the OCC and is required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets.  CFBank met the heightened capital requirements imposed by the OCC at June  30, 2015 and December 31, 2014.  See Note 2-Regulatory Order Considerations for additional information.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		Pursuant to
	Actual		Adequacy Purposes		Action Regulations		OCC Commitment
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2015
Total Capital to risk
weighted assets	$39,262	13.14%	$23,909	8.00%	$29,887	10.00%	$35,864	12.00%

Tier 1 (Core) Capital to risk
weighted assets	35,492	11.88%	17,932	6.00%	23,909	8.00%	N/A	N/A

Common equity tier 1 capital
to risk-weighted assets	35,492	11.88%	13,449	4.50%	19,426	6.50%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	35,492	10.85%	13,089	4.00%	16,361	5.00%	26,178	8.00%

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		Pursuant to
	Actual		Adequacy Purposes		Capital Standards		OCC Commitment
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31,2014
Total Capital to risk
weighted assets	$37,898	14.18%	$21,379	8.00%	$26,724	10.00%	$32,069	12.00%

Tier 1 (Core) Capital to risk
weighted assets	34,520	12.92%	10,690	4.00%	16,034	6.00%	N/A	N/A

Common equity tier 1 capital
to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	34,520	11.03%	12,515	4.00%	15,643	5.00%	25,029	8.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test was met by CFBank at June 30, 2015 and December 31, 2014.

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

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  As of June 30, 2015, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.

Any future dividends by the Holding Company on its common stock or Series B Preferred stock, and any dividends or capital contributions by CFBank to the Holding Company, are also subject to prior regulatory approval in accordance with the commitments made in connection with the release and termination of the Orders.  The Holding Company received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock for the quarter ended June 30, 2015 in the aggregate amount of $187 (paid in July 2015).  The Holding Company also received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $3,735 at June 30, 2015 and $3,811 at December 31, 2014.

The objective of the interest-rate swaps is to protect the related fixed-rate commercial real estate loans from changes in fair value due to changes in interest rates.  CFBank has a program whereby it lends to its borrowers at a fixed rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap.  The yield maintenance provision represents an embedded derivative which is bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges.  Accordingly, both instruments are carried at fair value and changes in fair value are reported in current period earnings.    CFBank currently does not have any derivatives designated as hedges.

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2015, CFBank had $810 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of June 30, 2015, CFBank was well-capitalized under regulatory capital standards

Summary information about the derivative instruments is as follows:

	June 30, 2015	December 31, 2014

Notional amount	$3,735	$3,811
Weighted average pay rate on interest-rate swaps	4.06%	4.06%
Weighted average receive rate on interest-rate swaps	0.20%	0.18%
Weighted average maturity (years)	3.8	4.3
Fair value of interest-rate swaps	$(285)	$(318)
Fair value of yield maintenance provisions	285	318

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three and six months ended June 30, 2015 or 2014.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $2,388 and $2,964 of interest rate lock commitments related to residential mortgage loans at June 30, 2015 and December 31, 2014, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $22 and $25 at June 30, 2015 and December 31, 2014, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

The Company maintained a valuation allowance against the net deferred tax assets at June 30, 2015, December 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

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

At June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2015 and 2014 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated Other Comprehensive income (loss), beginning of period	$97	$74	$51	$98

Other comprehensive income (loss) before reclassifications	(23)	1	11	(23)
Less amount reclassified from accumulated other comprehensive loss (2)	-	-	12	-
Net current-period other comprehensive income (loss)	(23)	1	23	(23)

Accumulated Other Comprehensive income (loss), end of period	$74	$75	$74	$75

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)

There were no amounts reclassified out of other comprehensive income for the three months ended June 30, 2015 and 2014.  There was $12 reclassified out of other comprehensive income for the six months ended June 30, 2015 due to an early redemption on a municipal security.  There were no amounts reclassified out of other comprehensive income for the six months ended June 30, 2014.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

NOTE 13- COMMON STOCK WARRANTS

The Company issued Warrants to purchase an aggregate of 1,152,125 shares of common stock to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  Subject to certain limitations, the Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a cash purchase price of $1.85 per share of common stock.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Statements in this annual report and in other communications by Central Federal Corporation (the “Holding Company”) and/or CFBank (collectively, the “Company”) that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of the Holding Company or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  The following, among other factors, could cause such differences:

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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses, income and other various taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy expense, FDIC insurance premiums and other general and administrative expenses.  In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and to determine the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

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

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Currently, CFBank cannot declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $3.1 million in cash and cash equivalents at June 30, 2015.  The regulators have further required the Holding Company to develop a business plan, separate from CFBank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

General.  Assets totaled $339.3 million at June 30, 2015 and increased $23.7 million, or 7.5%, from $315.6 million at December 31, 2014.  The increase was primarily due to a $27.1 million increase in net loan balances, partially offset by a $1.5 million decrease in loans held for sale and a $1.3 million decrease in securities available for sale.

Cash and cash equivalents.  Cash and cash equivalents totaled $28.3 million at June 30, 2015 and increased $86,000, or 0.3%, from $28.2 million at December 31, 2014.  The increase was primarily due to an increase in deposit balances, providing additional liquidity.

Securities. Securities available for sale totaled $9.1 million at June 30, 2015 and decreased $1.3 million, or 12.5%, compared to $10.4 million at December 31, 2014.  The decrease was due to maturities, repayments and an early redemption of a $885,000 municipal security.

Loans.    Net loans totaled $284.2 million at June 30, 2015 and increased $27.1 million, or 10.5%, from $257.1 million at December 31, 2014.    The increase was primarily due to a $20.1 million increase in single-family residential loan balances, a $6.3 million increase in construction loan balances, a $3.2 million increase in home equity lines of credit, a $2.1 million increase in multi-family loan balances and a $583,000 increase in commercial loan balances, partially offset by a $7.2 million decrease in commercial real estate loan balances.  The increase in single-family residential loan balances was primarily attributed to an increase in balances associated with our Northpointe mortgage program.  The decrease in commercial real estate loan balances was affected by a sale of an SBA loan, the exit of one large substandard commercial loan credit, and paydown activity resulting in diversification of the loan portfolio.

On December 11, 2012, CFBank entered into a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation.  Through a participation agreement, CFBank agreed to purchase from Northpointe an interest in fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The participation agreement provides for CFBank to purchase interests in individually (MERS registered) loans from Northpointe and hold them until funded by the end investor.  This process on average takes approximately 14 days.  Given the short-term nature of CFBank’s holding of each of these individual loans, common credit risks such as past due, impairment and trouble debt restructure (TDR), nonperforming, and nonaccrual classification are substantially reduced.  Accordingly, due to the low credit risk associated with these loans, there are no reserves allocated to these loans. Northpointe maintains an ownership interest in each loan it participates.  Interest income earned on these loans is based on a contractual interest rate, during the time the loans are outstanding, as opposed to being recorded as a gain on sale of loans.  Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of interest in loans it purchases from Northpointe from 80% to 95% of the aforementioned loans, and therefore, Northpointe now maintains a 5% ownership interest (reduced from 20%) in each loan it participates.  During the three and six months ended June 30, 2015, loan origination activity in the program totaled $179.8 million and $328.5 million, respectively and payoffs for the same period totaled $170.0 million and $315.9 million, respectively.  At June 30, 2015 and December 31, 2014, CFBank held $37.6 million and $25.0 million, of such loans which are included in single family residential loan totals.

Allowance for loan losses (ALLL).    The ALLL totaled $6.5 million at June 30, 2015 and increased $164,000, or 2.6%, from $6.3 million at December 31, 2014.  The increase in the ALLL was primarily due to an  increase in overall loan balances and net recoveries during the six months ended June 30, 2015, which was partially offset by continued improvement in credit quality. The ratio of the ALLL to total loans was 2.23% at June 30, 2015 compared to 2.39% December 31, 2014.  In addition, the ratio of the ALLL to nonperforming loans was 421.3% at June 30, 2015, compared to 408.0% at December 31, 2014.

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

Individually evaluated impaired loans totaled $5.9 million at June 30, 2015, and decreased $315,000, or 5.0%, from $6.3 million at December 31, 2014.  The decrease was primarily due to loan repayments.  The amount of the ALLL specifically allocated to individually impaired loans totaled $46,000 at June 30, 2015 and $64,000 at December 31, 2014.  The decrease in the ALLL specifically allocated to impaired loans was primarily due to loan repayments.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $10,000, or 0.7%, and totaled $1.5 million at June 30, 2015, compared to $1.5 million at December 31, 2014.  The ratio of nonperforming loans to total loans was 0.53% at June 30, 2015 compared to 0.59% at December 31, 2014.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $387,000 at June 30, 2015 and $422,000 at December 31, 2014.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at June 30, 2015 and December 31, 2014 do not include $5.0 million and $5.2 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.  See Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The general reserve component of ALLL covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by CFBank over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

The levels of criticized and classified loans decreased during the three and six months ended June 30, 2015, due to management’s focused efforts to improve credit quality, and continued repayment of loans by customers.  Loans designated as special mention decreased $1.1 million, or 46.6%, and totaled $1.3 million at June 30, 2015, compared to $2.4 million at December 31, 2014.  Loans classified as substandard decreased $2.8 million, or 22.0%, and totaled $10.0 million at June 30, 2015, compared to $12.9 million at December 31, 2014.  No loans were classified as doubtful at June 30, 2015 and December 31, 2014.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $479,000, or 41.7%, and totaled $1.6 million at June 30, 2015, compared to $1.1 million at December 31, 2014.  Past due loans totaled 0.6% of the loan portfolio at June 30, 2015, compared to 0.4% at December 31, 2014.  The increase in past due loan balances was primarily due to an increase in single-family residential loan segment.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $20.0 million, or 42.5%, of the commercial portfolio at June 30, 2015 compared to $17.9 million, or 38.4%, at December 31, 2014. Given the recessionary effects of the economy in the past several years, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $17.4 million, or 84.8%, of the total home equity lines of credit at June 30, 2015 compared to $14.9 million, or 85.2%, at December 31, 2014.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2015; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. Foreclosed assets totaled $1.6 million at June 30, 2015, and remained constant compared to $1.6 million at December 31, 2014.  Foreclosed assets at June 30, 2015 and December 31, 2014 consisted of one multi-family property in Mansfield, Ohio.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $282.0 million at June 30, 2015 and increased $23.7 million, or 9.2%, from $258.3 million at December 31, 2014.    The increase was primarily attributed to a $14.8 million increase in money market account balances, a $12.2 million increase in certificates of deposits and a $200,000 increase in savings account balances, offset by a $3.5 million decrease in checking account balances.  The majority of the deposit increase was a result of management’s focused sales and marketing efforts to grow core deposits to fund loan growth.  The increase in core deposits was partially offset by a decrease in listing service deposits.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $28.5 million at June 30, 2015, and decreased $817,000, or 2.8%, from $29.3 million at December 31, 2014.  The decrease in brokered deposits is primarily due to the maturity of CDARS one-way deposits and the decrease in customers’ CDARS balances.

While the CFBank Order was in place from May 2011 until January 2014, CFBank was prohibited from accepting or renewing brokered deposits, including CDARS balances.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, and the restrictions were subsequently lifted upon the termination of the CFBank Order in January 2014.  Customer balances in the CDARS program totaled $9.7 million at June 30, 2015 and decreased $459,000, or 4.5%, from $10.2 million at December 31, 2014.

FHLB advances. FHLB advances remained constant and totaled $14.5 million at both June 30, 2015 and December 31, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both June 30, 2015 and December 31, 2014.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293.  The Holding Company obtained the prior approval of the FRB to make such payments as required by the terms of the Holding Company Order in effect at such time.  The Holding Company subsequently paid the interest current on the subordinated debentures as of September 30, 2014, December 31, 2014,  March 31, 2015 and June 30, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.  The Holding Company’s ability to continue to pay current interest on the subordinated debentures is conditioned upon receipt of the non-objection of the FRB on a quarterly basis.

Stockholders’ equity.  Stockholders’ equity totaled $34.9 million at June 30, 2015, an increase of $437,000, or 1.3%, from $34.5 million at December 31, 2014.  The increase in total stockholders’ equity was primarily attributed to net income for the quarter, which was partially offset by the dividend paid on the Company’s Series B Preferred Stock for the three and six months ended June 30, 2015.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2015 and 2014

General.   Net income for the three months ended June 30, 2015 totaled $467,000 and increased $369,000, or 375.6%, compared to net income of $98,000 for the three months ended June 30, 2014, primarily due to a $413,000 increase in net interest income, a $106,000 increase in noninterest income and a $33,000 decrease in provision expense, partially offset by a $183,000 increase in noninterest expense.

Net income attributable to common stockholders for the three months ended June 30, 2015, totaled $252,000, or $0.02 per diluted common share, and increased $213,000, or 546.2%, compared to a net income attributable to common stockholders of $39,000, or $0.00 per diluted common share, for the three months ended June 30, 2014.  For the three months ended June 30, 2015, preferred dividends on the Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $215,000 compared to $59,000 for the three months ended June 30, 2014.

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

Net interest income totaled $2.5 million for the quarter ended June 30, 2015 and increased $413,000, or 20.2%, compared to $2.0 million for the quarter ended June 30, 2014.  The increase in net interest income was primarily due to a $635,000, or 25.6%, increase in interest income, partially offset by a $222,000, or 51.0%, increase in interest expense.  The increase in interest income was primarily attributed to a $52.8 million, or 20.9%, increase in average interest-earning assets outstanding, and a 16bps increase in average yield on interest-earning assets.  The increase in interest expense was attributed to a $47.8 million, or 24.7%, increase in average interest-bearing deposits outstanding and a 19bps increase in the average cost of funds on interest bearing liabilities.  As a

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

result, the net interest margin of 3.22% for the quarter ended June 30, 2015 decreased 2bps compared to the net interest margin of 3.24% for the quarter ended June 30, 2014.

Interest income.  Interest income totaled $3.1 million and increased $635,000, or 25.6%, for the quarter ended June 30, 2015, compared to $2.5 million for the quarter ended June 30, 2014.  The increase in interest income was primarily due to a $47.6 million, or 21.1%, increase in average loans and loans held for sale balances from $225.5 million at June 30, 2014, to $273.1 million at June 30, 2015 and a 20bps improvement in the average yield on loans and loans held for sale.

Interest expense.  Interest expense totaled $657,000 and increased $222,000, or 51.0%, for the quarter ended June 30, 2015, compared to $435,000 for the quarter ended June 30, 2014.  The increase in interest expense resulted primarily from increased deposit costs due to a $47.8 million, or 24.7%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities increased 19bps to 101bps at June 30, 2015 compared to 82bps at June 30, 2014.

Provision for loan losses.  The provision for loan losses totaled $75,000 for the quarter ended June 30, 2015 and decreased $33,000, or 30.6%, compared to $108,000 for the quarter ended June 30, 2014.  The decrease in the provision for loan losses for the quarter ended June 30, 2015 was primarily due to improved credit quality as criticized and classified assets continue to decrease, partially offset by growth in the loan portfolio.  Net charge-offs for the quarter ended June 30, 2015 totaled $37,000 and increased $37,000 compared to net charge-offs of $0 for the quarter ended June 30, 2014.  The increase in net charge-offs is primarily related to single-family residential and commercial real estate loans.  The ratio of the ALLL to nonperforming loans improved to 421.3% as of June 30, 2015.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2015 and 2014.

	For the three months ended June 30,
	2015	2014
	(Dollars in thousands)
Commercial	$-	$-
Single-family residential real estate	31	-
Multi-family residential real estate	-	-
Commercial real estate	22	(2)
Home equity lines of credit	(16)	3
Other consumer loans	-	(1)
Total	$37	$-

Noninterest income.  Noninterest income for the quarter ended June 30, 2015 totaled $464,000 and increased $106,000, or 29.6%, compared to $358,000 for the quarter ended June 30, 2014.  The increase was primarily due to a $77,000 increase in net gains on sales of loans, a $18,000 increase in other noninterest income, and a $10,000 increase in service charges on deposit accounts.    The increase in the net gains on sales of loans was positively impacted by the sale of an SBA loan that occurred during the second quarter of 2015.  The increase in service charges was related to increased deposit growth and account relationships.  The increase in other noninterest income was primarily due to increased sales activity related to the Company’s joint ventures, as further discussed in Note 22 to the 2014 Audited Financial Statements.

Noninterest expense. Noninterest expense increased $183,000, or 8.3%, and totaled $2.4 million for the quarter ended June 30, 2015, compared to $2.2 million for the quarter ended June 30, 2014. The increase in noninterest expense during the three months ended June, 30 2015 was primarily due to a $166,000 increase in salaries and employee benefits, a $44,000 increase in data processing expenses, and a $44,000 increase in advertising and promotion expense, partially offset by decreases in professional fees and foreclosed asset related expenses.  Salaries and benefit expenses increased primarily due to an increase in personnel in the credit administration, operations, and treasury management areas.  The increase in data processing expenses was driven by expanded information technology services associated with the Company’s growth and expansion, along with investments in our infrastructure.  The increase in advertising and promotion expense was due to CFBank’s focus on increasing core deposits.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended June 30, 2015.  However, as a result of net operating loss carryforwards from periods following the post-2012 restructuring, there was no income tax expense for the quarters ended June 30, 2015 or 2014.

Comparison of the Results of Operations for the Six Months Ended June 30, 2015 and 2014

General.   Net income for the six months ended June 30, 2015 totaled $718,000 and increased $834,000 compared to a net loss of $116,000 for the six months ended June 30, 2014, primarily due to a $1.1 million increase in net interest income, a $216,000 increase in noninterest income, offset by a $448,000 increase in noninterest expense and a $22,000 increase in provision expense.

Net income attributable to common stockholders for the six months ended June 30, 2015, totaled $289,000, or $0.02 per diluted common share, and increased $464,000 compared to a net loss attributable to common stockholders of $175,000, or $(0.01) per diluted common share, for the six months ended June 30, 2014.  For the six months ended June 30, 2015, preferred dividends on the Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $429,000 compared to $59,000 at June 30, 2014; the 2014 amount was lower due to the pro-rated dividend as a result of the timing of the private placement of Series B Preferred Stock that commenced during the second quarter of the prior year.

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

Net interest income totaled $4.9 million for the six months ended June 30, 2015 and increased $1.1 million, or 28.6%, compared to $3.8 million for the six months ended June 30, 2014.  The increase in net interest income was primarily due to a $1.5 million, or 31.0%, increase in interest income, offset by a $362,000, or 41.3%, increase in interest expense.  The increase in interest income was primarily attributed to a $56.1 million, or 23.1%, increase in average interest-earning assets outstanding, and a 25bps increase in average yield on interest-earning assets.  The increase in interest expense was attributed to a $49.3 million, or 26.6%, increase in average interest-bearing deposits outstanding and a 11bps increase in the average cost of funds on interest bearing liabilities.  As a result, the net interest margin of 3.28% for the six months ended June 30, 2015 improved 15bps compared to the net interest margin of 3.13% for the six months ended June 30, 2014.

Interest income.  Interest income totaled $6.1 million and increased $1.5 million, or 31.0%, for the six months ended June 30, 2015, compared to $4.7 million for the six months ended June 30, 2014.  The increase in interest income was primarily due to a $50.5 million, or 23.4%, increase in average loans and loans held for sale balances from $216.1 million at June 30, 2014, to $266.6 million at June 30, 2015 and a 30bps improvement in the average yield on loans and loans held for sale.

Interest expense.    Interest expense totaled $1.2 million and increased $362,000, or 41.3%, for the six months ended June 30, 2015, compared to $877,000 for the six months ended June 30, 2014.  The increase in interest expense resulted primarily from increased deposit costs due to a $49.3 million, or 26.6%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing deposit liabilities increased 11bps to 89bps at June 30, 2015 compared to 78bps at June 30, 2014.

Provision for loan losses.  The provision for loan losses totaled $150,000 for the six months ended June 30, 2015 and increased $22,000, or 17.2%, compared to $128,000 for the six months ended June 30, 2014.  The increase in the provision for loan losses for the six months ended June 30, 2015 was primarily due to growth in the loan portfolio, partially offset by improved credit quality.  Net recoveries for the six months ended June 30, 2015 and June 30, 2014 totaled $14,000.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2015 and 2014.

	For the Six months ended June 30,
	2015	2014
	(Dollars in thousands)
Commercial	$(17)	$(3)
Single-family residential real estate	30	(1)
Multi-family residential real estate	-	-
Commercial real estate	(11)	(6)
Home equity lines of credit	(20)	(2)
Other consumer loans	4	(2)
Total	$(14)	$(14)

Noninterest income.  Noninterest income for the six months ended June 30, 2015 totaled $819,000 and increased $216,000, or 35.8%, compared to $603,000 for the six months ended June 30, 2014.  The increase was primarily due to a $144,000 increase in net gains on sales of loans and a $60,000 increase in other noninterest income.    The increase in the net gains on sales of loans is related to the gain on the sale of an SBA loan and an increase in sales activity from the mortgage business.  The increase in other noninterest income is primarily due to increased sales activity related to the Company’s joint ventures, as further discussed in Note 22 to the 2014 Audited Financial Statements.

Noninterest expense. Noninterest expense increased $448,000, or 10.2%, and totaled $4.8 million for the six months ended June 30, 2015, compared to $4.4 million for the six months ended June 30, 2014.  The increase in noninterest expense during the six months ended June 30, 2015 was primarily due to a $283,000 increase in salaries and employee benefits, and a $86,000 increase in data processing expenses, and an $86,000 increase in advertising and promotion expense.  Salaries and benefit expenses increased primarily due to an increase in personnel in the credit administration, operations, and treasury management areas.  The increase in data processing expenses was driven by expanded information technology services associated with the Company’s growth and expansion, along with investments in our infrastructure.  The increase in advertising and promotion expense was due to CFBank’s focus on increasing core deposits.

Income taxes. The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the six months ended June 30, 2015.  However, as a result of net operating loss carryforwards from periods following the post-2012 restructuring, there was no income tax expense for the six months ended June 30, 2015 or 2014.

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

	For Three Months Ended June 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,266	$34	1.55%	$8,875	$42	1.91%
Loans and loans held for sale (3)	273,112	3,044	4.46%	225,507	2,402	4.26%
Other earning assets	21,175	16	0.30%	16,368	15	0.37%
FHLB stock	1,942	19	3.91%	1,942	19	3.91%
Total interest-earning assets	305,495	3,113	4.08%	252,692	2,478	3.92%
Noninterest-earning assets	23,735			21,249
Total assets	$329,230			$273,941

Interest-bearing liabilities:
Deposits	$241,447	558	0.92%	$193,634	368	0.76%
FHLB advances and other borrowings	19,655	99	2.01%	18,368	67	1.46%
Total interest-bearing liabilities	261,102	657	1.01%	212,002	435	0.82%

Noninterest-bearing liabilities	33,347			36,988
Total liabilities	294,449			248,990

Equity	34,781			24,951
Total liabilities and equity	$329,230			$273,941

Net interest-earning assets	$44,393			$40,690
Net interest income/interest rate spread		$2,456	3.07%		$2,043	3.10%
Net interest margin			3.22%			3.24%
Average interest-earning assets
to average interest-bearing liabilities	117.00%			119.19%

(1) Average balance is computed using the carrying value of securities.  Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2) Average yields and interest earned are stated on a fully taxable equivalent basis.

(3) Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,398	$69	1.53%	$9,115	$86	1.90%
Loans and loans held for sale (3)	266,605	5,990	4.49%	216,095	4,524	4.19%
Other earning assets	21,145	33	0.31%	15,831	32	0.40%
FHLB stock	1,942	39	4.02%	1,942	39	4.02%
Total interest-earning assets	299,090	6,131	4.10%	242,983	4,681	3.85%
Noninterest-earning assets	23,197			21,541
Total assets	$322,287			$264,524

Interest-bearing liabilities:
Deposits	$234,899	1,043	0.89%	$185,612	723	0.78%
FHLB advances and other borrowings	19,656	196	1.99%	17,995	154	1.71%
Total interest-bearing liabilities	254,555	1,239	0.97%	203,607	877	0.86%

Noninterest-bearing liabilities	33,049			37,048
Total liabilities	287,604			240,655

Equity	34,683			23,869
Total liabilities and equity	$322,287			$264,524

Net interest-earning assets	$44,535			$39,376
Net interest income/interest rate spread		$4,892	3.13%		$3,804	2.99%
Net interest margin			3.28%			3.13%
Average interest-earning assets
to average interest-bearing liabilities	117.50%			119.34%

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

	Three Months Ended			Six Months Ended
	June 30, 2015			June 30, 2015
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2014			June 30, 2014

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(18)	$10	$(8)	$(24)	$7	$(17)
Loans and loans held for sale	116	526	642	349	1,117	1,466
Other earning assets	(13)	14	1	(17)	18	1
FHLB Stock	-	-	-	-	-	-
Total interest-earning assets	85	550	635	308	1,142	1,450

Interest-bearing liabilities:
Deposits	89	101	190	110	210	320
FHLB advances and other borrowings	27	5	32	27	15	42
Total interest-bearing liabilities	116	106	222	137	225	362

Net change in net interest income	$(31)	$444	$413	$171	$917	$1,088

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset.  The Company maintained a valuation allowance against the net deferred tax assets at June 30, 2015, December 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

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

At June 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits recorded.  The Company does not expect the amount of unrecognized tax benefits to significantly change within the next twelve months.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2011.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$27,510	$28,309
Additional borrowing capacity at the FHLB	14,930	8,578
Additional borrowing capacity at the FRB	32,081	28,585
Unused commercial bank line of credit	1,000	1,000
Total	$75,521	$66,472

Cash, unpledged securities and deposits in other financial institutions decreased $799,000, or 2.8%, to $27.5 million at June 30, 2015 compared $28.3 million at December 31, 2014.  The decrease is primarily due to a decrease in cash which was used to fund loan growth.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB increased $6.4 million, or 74.1%, to $14.9 million at June 30, 2015, compared to $8.6 million at December 31, 2014.  The increase in additional borrowing capacity is a result of additional collateral pledged due to the increase in loans.  As of December 31, 2013, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 365 days.  On January 24, 2014, CFBank was notified by the FHLB that the restriction on the term of future advances had been lifted as a result of the CFBank Order being terminated effective January 23, 2014.

CFBank’s additional borrowing capacity at the FRB increased to $32.1 million at June 30, 2015 from $28.6 million at December 31, 2014.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at June 30, 2015 and December 31, 2014.

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

The Holding Company had adequate funds at June 30, 2015 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may elect to pay dividends on its preferred stock and common stock, if and when declared by the Board of Directors, subject to obtaining prior written regulatory “non-objection” from the FRB and further subject, in the case of dividends on common stock, to the payment in full of the dividend on the Company’s Series B Preferred Stock for the current dividend period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual debt service on the subordinated debentures is currently approximately $170,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 3.12% at June 30, 2015.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.  As of June 30, 2015, CFBank could not pay any dividends to the Holding Company without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and subject to regulatory approval.  However, the payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC until CFBank is able to generate consistent earnings.

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock. Pursuant to the commitments made to the FRB in connection with the termination of the Holding Company Order, the Holding Company may not declare or pay dividends on its stock without the prior written non-objection of the FRB.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities, which also requires the written non-objection of the FRB.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely for the then-current dividend period in shares) the Company’s common stock, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2015.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the second quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the second quarter of 2015.

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

CENTRAL FEDERAL CORPORATION

v

Dated: August 13, 2015	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: August 13, 2015	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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