Form 10-Q
period 2015-09-30
CENTRAL FEDERAL CORP
filed 2015-11-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2015

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

As of November  12, 2015, there were 16,033,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
Cash and cash equivalents	$20,101	$28,207
Interest-bearing deposits in other financial institutions	494	494
Securities available for sale	11,573	10,445
Loans held for sale, at fair value	673	3,505
Loans, net of allowance of $6,522 and $6,316	283,434	257,085
FHLB stock	1,942	1,942
Foreclosed assets, net	1,636	1,636
Premises and equipment, net	3,657	3,775
Bank owned life insurance	4,763	4,665
Accrued interest receivable and other assets	3,169	3,834
Total assets	$331,442	$315,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$29,664	$37,035
Interest bearing	244,150	221,280
Total deposits	273,814	258,315
FHLB advances	14,500	14,500
Advances by borrowers for taxes and insurance	311	401
Accrued interest payable and other liabilities	2,537	2,708
Subordinated debentures	5,155	5,155
Total liabilities	296,317	281,079

Commitments and Contingent Liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 15,935,417 in 2015 and 2014	159	159
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at September 30, 2015 and December 31, 2014	5	5
Additional paid-in capital	59,879	59,696
Accumulated deficit	(21,752)	(22,157)
Accumulated other comprehensive income	79	51
Treasury stock, at cost; 111,707 shares of common stock	(3,245)	(3,245)
Total stockholders' equity	35,125	34,509
Total liabilities and stockholders' equity	$331,442	$315,588

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$3,073	$2,848	$9,063	$7,372
Securities	31	38	100	124
FHLB stock dividends	19	19	58	58
Federal funds sold and other	16	14	49	46
	3,139	2,919	9,270	7,600
Interest expense
Deposits	585	400	1,628	1,123
FHLB advances and other debt	59	41	174	112
Subordinated debentures	41	41	122	124
	685	482	1,924	1,359
Net interest income	2,454	2,437	7,346	6,241
Provision for loan losses	50	75	200	203
Net interest income after provision for loan losses	2,404	2,362	7,146	6,038

Noninterest income
Service charges on deposit accounts	127	99	359	308
Net gains on sales of loans	64	207	357	356
Net gain (loss) on sales of securities	-	-	(12)	-
Earnings on bank owned life insurance	33	33	98	97
Other	100	107	341	288
	324	446	1,143	1,049
Noninterest expense
Salaries and employee benefits	1,167	1,177	3,604	3,331
Occupancy and equipment	129	138	402	431
Data processing	269	223	786	654
Franchise and other taxes	79	51	240	150
Professional fees	230	317	676	871
Director fees	33	39	99	64
Postage, printing and supplies	41	49	171	190
Advertising and promotion	35	36	125	40
Telephone	30	31	86	83
Loan expenses	110	12	153	27
Foreclosed assets, net	18	167	92	248
Depreciation	53	57	157	179
FDIC premiums	106	105	313	269
Regulatory assessment	30	42	128	120
Other insurance	30	30	91	99
Other	38	48	118	161
	2,398	2,522	7,241	6,917
Income (loss) before incomes taxes	330	286	1,048	170
Income tax expense	-	-	-	-
Net income (loss)	330	286	1,048	170
Dividends on Series B preferred stock and accretion of discount	(214)	(174)	(643)	(233)
Earnings (loss) attributable to common stockholders	$116	$112	$405	$(63)

Earnings (loss) per common share:
Basic	$0.01	$0.01	$0.03	$0.00
Diluted	$0.01	$0.01	$0.03	$0.00

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$330	$286	$1,048	$170
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to investment securities available for sale:
Unrealized net gains (losses)	5	(7)	16	(31)
Related income tax expense	-	-	-	-
Net unrealized gains (losses)	5	(7)	16	(31)
Less: reclassification adjustment for net losses realized during the period on investment securities available for sale:
Realized net losses	-	-	12	-
Related income tax expense	-	-	-	-
Net realized losses	-	-	12	-
Other comprehensive income (loss)	5	(7)	28	(31)
Comprehensive income	$335	$279	$1,076	$139

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2015	$159	$5	$59,696	$(22,157)	$51	$(3,245)	$34,509
Net income (loss)				1,048			1,048
Other comprehensive income (loss)					28		28
Stock option expense, net of forfeitures			102				102
Cash dividends declared on Series B preferred stock and accretion of discount			81	(643)			(562)
Balance at September 30, 2015	$159	$5	$59,879	$(21,752)	$79	$(3,245)	$35,125

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2014	$159	$-	$48,067	$(22,215)	$98	$(3,245)	$22,864
Net income (loss)				170			170
Other comprehensive income (loss)					(31)		(31)
Stock option expense, net of forfeitures			218				218
Cash dividends declared on Series B preferred stock and accretion of discount				(233)			(233)
Issuance of 480,000 shares Series B preferred stock at $.01 par value, net of $631 in offering expenses		3	11,366				11,369
Balance at September 30, 2014	$159	$3	$59,651	$(22,278)	$67	$(3,245)	$34,357

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2015	2014

Net Income	$1,048	$170
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	200	203
Depreciation	157	179
Amortization, net	36	169
Net loss on sales of securities	12	-
Originations of loans held for sale	(40,032)	(40,280)
Proceeds from sale of loans held for sale	44,054	38,061
Net gains on sales of loans	(357)	(356)
Earnings on bank owned life insurance	(98)	(97)
Stock-based compensation expense	102	218
Net change in:
Accrued interest receivable and other assets	665	350
Accrued interest payable and other liabilities	(171)	(52)
Net cash from (used in) operating activities	5,616	(1,435)

Cash flows from investing activities
Net (increase) decrease in interest-bearing deposits in other financial institutions	-	1,240
Available-for-sale securities:
Maturities, prepayments and calls	3,403	1,398
Purchases	(4,573)	-
Loan originations and payments, net	(31,440)	(41,274)
Proceeds from the sale of loans	4,099	-
Additions to premises and equipment	(38)	(456)
Net cash used by investing activities	(28,549)	(39,092)

Cash flows from financing activities
Net change in deposits	15,479	42,630
Net change in short-term borrowings from the FHLB and other debt	-	(6,526)
Proceeds from long-term FHLB advances and other debt	2,500	12,000
Repayments on long-term FHLB advances and other debt	(2,500)	(7,500)
Net change in advances by borrowers for taxes and insurance	(90)	(363)
Cash dividends paid on Series B preferred stock	(562)	(59)
Net proceeds from issuance of Series B preferred stock	-	11,369
Net cash from financing activities	14,827	51,551

Net change in cash and cash equivalents	(8,106)	11,024

Beginning cash and cash equivalents	28,207	19,160

Ending cash and cash equivalents	$20,101	$30,184

Supplemental cash flow information:
Interest paid	$1,926	$1,084

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$834	-
Loans transferred from portfolio to held for sale	1,561	-
Dividends payable on Series B preferred stock	187	174

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and nine months ended September 30, 2015 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Form 10-K.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2014 Annual Report that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2014 (referred to herein as the “2014 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic
Net earnings (loss)	$330	$286	$1,048	$170
Dividends on Series B preferred stock and accretion of discount	(214)	(174)	(643)	(233)
Earnings (loss) allocated to common stockholders	$116	$112	$405	$(63)

Weighted average common shares outstanding including unvested share-based payment awards	15,823,710	15,823,710	15,823,710	15,823,710
Less: Unvested share-based payment awards	-	-	-	-
Average shares	15,823,710	15,823,710	15,823,710	15,823,710

Basic earnings (loss) per common share (1)	$0.01	$0.01	$0.03	$0.00

Diluted
Net earnings (loss) allocated to common stockholders	$116	$112	$405	$(63)

Weighted average common shares outstanding for basic loss per common share	15,823,710	15,823,710	15,823,710	15,823,710
Add: Dilutive effects of assumed exercises of stock options	8,396	7,444	9,441	-
Add: Dilutive effects of assumed exercises of stock warrants	-	-	-	-
Average shares and dilutive potential common shares	15,832,106	15,831,154	15,833,151	15,823,710

Diluted earnings (loss) per common share (2)	$0.01	$0.01	$0.03	$0.00

(1)	Basic earnings (loss) per share is less than $0.01 per share for the nine months ended September 30, 2014
(2)	Diluted earnings (loss) per share is less than $0.01 per share for the nine months ended September 30, 2014

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share.

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options	417,529	614,552	432,178	621,996
Series B preferred stock	6,857,143	6,857,143	6,857,143	6,857,143
Stock warrants	1,152,125	1,152,125	1,152,125	1,152,125

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (May 2014).    The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion.  The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  The amendments in this Update are effective for annual reporting periods beginning after December 15, 2017.  Early adoption is not permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

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

Under the terms of the Holding Company Order, the Holding Company was prohibited from declaring or paying any dividends on its stock, repurchasing any of its stock, or making any capital contributions to CFBank except with the prior approval of the FRB.  In accordance with the commitments made by the Holding Company in connection with the release and termination of the Holding Company Order, the Holding Company remains subject to such restrictions and, therefore, must continue to obtain the prior approval of the FRB before making any future dividends on its common stock or Series B Preferred Stock.  The Holding Company received prior approval from the FRB for the payment of a quarterly cash dividend on its Series B Preferred Stock for the quarter ended September  30, 2015 in the aggregate amount of $187  (which dividend was paid in October 2015) and in the aggregate amount of $187 for the quarter ended September 30, 2014 (which dividend was paid in October 2014).  The Holding Company also received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014.  See Note 8 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the restrictions applicable to the payment of the dividends by the Holding Company and CFBank.

We have taken such actions as we believe are necessary to comply with all requirements of the Orders and the other regulatory requirements and commitments to which we are subject, and we continue to work toward ensuring compliance with those regulatory requirements and commitments to which we continue to be subject.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2015
Corporate debt	$1,000	$-	$-	$1,000
State and municipal	-	-	-	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	9,585	43	-	9,628
Mortgage-backed securities - residential	503	21	-	524
Collateralized mortgage obligations	406	15	-	421
Total	$11,494	$79	$-	$11,573

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
Corporate debt	$2,932	$5	$1	$2,936
State and municipal	897	-	11	886
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,018	-	7	5,011
Mortgage-backed securities - residential	687	40	-	727
Collateralized mortgage obligations	860	25	-	885
Total	$10,394	$70	$19	$10,445

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2015 or September 30, 2014.

There were no sales of securities for the three and nine months ended September 30, 2015 or September 30, 2014; however, there was an early redemption of a municipal security during the first quarter of 2015 which is reflected in net gain (loss) on sales of securities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at September 30, 2015 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2015		December 31, 2014
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,000	$2,001	$4,829	$4,821
Due from one to five years	8,585	8,627	4,018	4,012
Mortgage-backed securities	503	524	687	727
Collateralized mortgage obligations	406	421	860	885
Total	$11,494	$11,573	$10,394	$10,445

Fair value of securities pledged was as follows:

	September 30,	December 31,
	2015	2014
Pledged as collateral for:
FHLB advances	$3,643	$4,208
Public deposits	2,052	2,476
Interest-rate swaps	289	353
Total	$5,984	$7,037

At September 30, 2015 and December 31, 2014, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes securities with unrealized losses at September 30, 2015 and December 31, 2014 aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2015	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt (1)	$1,000	$-	$-	$-	$1,000	$-
State and municipal	-	-	-	-	-	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury (1)	501	-	-	-	501	-
Total temporarily impaired	$1,501	$-	$-	$-	$1,501	$-

(1)	Securities with an unrealized loss were less than $1 resulting in rounding to zero.

December 31, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate debt	$1,259	$1	$-	$-	$1,259	$1
State and municipal	-	-	886	11	886	11
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	5,011	7	-	-	5,011	7
Total temporarily impaired	$6,270	$8	$886	$11	$7,156	$19

The unrealized losses in Corporate debt and U.S Treasuries at September 30, 2015 are related to two securities.  The unrealized losses in Corporate debt, State and municipal securities and U.S. Treasuries at December 31, 2014 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2015 and December 31, 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	September 30,	December 31,
	2015	2014

Commercial	$43,527	$46,532
Real estate:
Single-family residential	72,993	51,445
Multi-family residential	30,552	28,790
Commercial	89,950	91,119
Construction	25,573	23,641
Consumer:
Home equity lines of credit	21,097	16,898
Other	6,264	4,976
Subtotal	289,956	263,401
Less: ALLL	(6,522)	(6,316)
Loans, net	$283,434	$257,085

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS registered) loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Northpointe maintains an ownership interest in each loan it participates.    Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of interest in loans it purchases from Northpointe from 80% to 95% of the aforementioned loans, and therefore, Northpointe now maintains a 5% (reduced from 20%) ownership interest in each loan it participates.  At September 30, 2015 and December 31, 2014, CFBank held $38,850 and $24,996, respectively, of such loans which have been included in single-family residential loan totals above.

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

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2015:

	Three months ended September 30, 2015
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,394	$658	$754	$2,372	$722	$470	$110	$6,480
Addition to (reduction in) provision for loan losses	(121)	6	(4)	276	(120)	17	(4)	50
Charge-offs	-	(9)	-	-	-	-	-	(9)
Recoveries	-	-	-	(3)	-	4	-	1
Ending balance	$1,273	$655	$750	$2,645	$602	$491	$106	$6,522

	Nine months ended September 30, 2015
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,346	$634	$818	$2,541	$442	$441	$94	$6,316
Addition to (reduction in) provision for loan losses	(90)	60	(68)	96	160	26	16	200
Charge-offs	(8)	(40)	-	(25)	-	-	(10)	(83)
Recoveries	25	1	-	33	-	24	6	89
Ending balance	$1,273	$655	$750	$2,645	$602	$491	$106	$6,522

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of September 30, 2015:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$1	$-	$14	$-	$-	$-	$20
Collectively evaluated for impairment	1,268	654	750	2,631	602	491	106	6,502
Total ending allowance balance	$1,273	$655	$750	$2,645	$602	$491	$106	$6,522

Loans:
Individually evaluated for impairment	$488	$291	$1,601	$3,483	$-	$-	$-	$5,863
Collectively evaluated for impairment	43,039	72,702	28,951	86,467	25,573	21,097	6,264	284,093
Total ending loan balance	$43,527	$72,993	$30,552	$89,950	$25,573	$21,097	$6,264	$289,956

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at September 30, 2015.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2015.  Cash payments of interest on these loans during the three and nine months ended September 30, 2015 totaled $83 and $251, respectively.

				Three months ended		Nine months ended
	As of September 30, 2015			September 30, 2015		September 30, 2015
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$77	$69	$-	$69	$-	$75	$1
Real estate:
Single-family residential	323	162	-	163	-	167	-
Multi-family residential	1,554	1,554	-	1,557	24	1,565	71
Commercial:
Non-owner occupied	546	446	-	446	-	458	-
Owner occupied	692	171	-	173	10	176	29
Land	-	-	-	-	-	-	-
Total with no allowance recorded	3,192	2,402	-	2,408	34	2,441	101

With an allowance recorded:
Commercial	419	419	5	427	3	452	9
Real estate:
Single-family residential	129	129	1	130	1	131	5
Multi-family residential	47	47	-	47	1	49	2
Commercial:
Non-owner occupied	2,234	2,234	9	2,238	34	2,247	102
Owner occupied	368	368	1	369	5	373	16
Land	309	264	4	267	4	280	13
Total with an allowance recorded	3,506	3,461	20	3,478	48	3,532	147
Total	$6,698	$5,863	$20	$5,886	$82	$5,973	$248

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2014.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2014.  Cash payments of interest during the three and nine months ended September 30, 2014 totaled $52 and $157, respectively.

				Three months ended		Nine months ended
	As of December 31, 2014			September 30, 2014		September 30, 2014
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$135	$121	$-	$121	$-	$121	$-
Real estate:
Single-family residential	334	173	-	178	-	181	-
Multi-family residential	1,579	1,579	-	-	-	-	-
Commercial:
Non-owner occupied	577	477	-	495	-	508	-
Owner occupied	704	183	-	201	-	215	-
Land	-	-	-	152	2	-	7
Total with no allowance recorded	3,329	2,533	-	1,147	2	1,025	7

With an allowance recorded:
Commercial	509	509	29	750	6	783	17
Real estate:
Single-family residential	123	123	-	125	2	125	5
Multi-family residential	52	52	1	1,670	-	1,703	3
Commercial:
Non-owner occupied	2,352	2,352	17	2,092	33	2,107	100
Owner occupied	380	380	2	386	6	390	16
Land	348	303	15	300	3	593	8
Total with an allowance recorded	3,764	3,719	64	5,323	50	5,701	149
Total	$7,093	$6,252	$64	$6,470	$52	$6,726	$156

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2015	December 31, 2014
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	277	369
Real estate:
Single-family residential	652	549
Multi-family residential	-	-
Commercial:
Non-owner occupied	446	477
Owner occupied	-	-
Land	-	-
Consumer:
Home equity lines of credit:
Originated for portfolio	21	51
Purchased for portfolio	96	102
Other consumer	-	-
Total nonaccrual	1,492	1,548
Total nonaccrual and nonperforming loans	$1,492	$1,548

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at September 30, 2015 or December 31, 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$176	$-	$69	$245	$43,282	$208
Real estate:
Single-family residential	498	75	149	722	72,271	503
Multi-family residential	-	-	-	-	30,552	-
Commercial:
Non-owner occupied	807	-	-	807	50,190	446
Owner occupied	-	-	-	-	32,117	-
Land	358	-	-	358	6,478	-
Construction	-	-	-	-	25,573	-
Consumer:
Home equity lines of credit:
Originated for portfolio	400	41	-	441	19,435	21
Purchased for portfolio	-	-	-	-	1,221	96
Other	-	-	-	-	6,264	-
Total	$2,239	$116	$218	$2,573	$287,383	$1,274

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2014:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$18	$-	$121	$139	$46,393	$248
Real estate:
Single-family residential	521	55	68	644	50,801	481
Multi-family residential	-	-	-	-	28,790	-
Commercial:
Non-owner occupied	115	-	-	115	48,879	477
Owner occupied	-	-	-	-	35,900	-
Land	-	-	-	-	6,225	-
Construction	52	-	-	52	23,589	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	51	51	15,414	-
Purchased for portfolio	30	102	-	132	1,301	102
Other	5	10	-	15	4,961	-
Total	$741	$167	$240	$1,148	$262,253	$1,308

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Troubled Debt Restructurings (TDRs):

As of September 30, 2015 and December 31, 2014, TDRs totaled $5,348 and $5,655, respectively.  The Company allocated $20 and $64 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2015 and December 31, 2014, respectively.  The Company had not committed to lend any additional amounts as of September 30, 2015 or December 31, 2014 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended September 30, 2015, there were no loans modified as a TDR.  During the nine months ended September 30, 2015, there was one single-family residential loan in the amount of $9 and one home equity line of credit in the amount of  $9 that were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The home equity line of credit was paid off prior to September 30, 2015.  During the three and nine months ended September 30, 2014, no loans were modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the period ended September 30, 2015 and 2014.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended September 30, 2015 and 2014 that did not meet the definition of a TDR. These loans had a total recorded investment of $6,915 and  $2,709 as of September 30, 2015 and 2014, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At September 30, 2015 and December 31, 2014, nonaccrual TDRs were as follows:

	September 30, 2015	December 31, 2014

Commercial	$208	$249
Real estate:
Single-family residential	162	173
Multi-family residential	-	-
Commercial:
Non-owner occupied	-	-
Owner occupied	-	-
Total	$370	$422

Nonaccrual loans at September 30, 2015 and December 31, 2014 do not include $4,978 and  $5,233, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans by risk category and by class of loans as of September 30, 2015 and based on the most recent analysis performed follows.  There were no loans rated doubtful at September 30, 2015.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$90	$41,041	$2,042	$354	$43,527
Real estate:
Single-family residential	72,311	-	-	682	72,993
Multi-family residential	-	29,837	-	715	30,552
Commercial:
Non-owner occupied	127	46,768	-	4,102	50,997
Owner occupied	-	29,938	1,132	1,047	32,117
Land	76	4,140	-	2,620	6,836
Construction	11,065	14,508	-	-	25,573
Consumer:
Home equity lines of credit:
Originated for portfolio	19,761	-	-	115	19,876
Purchased for portfolio	672	-	298	251	1,221
Other	2,428	3,836	-	-	6,264
	$106,530	$170,068	$3,472	$9,886	$289,956

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

Appraisals for collateral-dependent impaired loans are performed by certified general appraisers (for commercial properties) or certified residential appraisers (for residential properties) whose qualifications and licenses have been reviewed and verified by a third-party appraisal management company approved by the Board of Directors annually. Once received, the loan officer or a member of the credit department reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value in comparison with independent data sources such as recent market data or industry-wide statistics.  Appraisals are updated as needed based on facts and circumstances associated with the individual properties.  Real estate appraisals typically incorporate measures such as recent sales prices for comparable properties.  Appraisers may make adjustments to the sales prices of the comparable properties as deemed appropriate based on the age, condition or general characteristics of the subject property.  Management applies an additional discount to real estate appraised values, typically to reflect changes in market conditions since the date of the appraisal if warranted and to cover disposition costs (including selling expenses) based on the intended disposition method of the property.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Loans held for sale:  Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market, and are excluded from the fair value measurement table; these loans totaled $0 at September 30, 2015 and $1,833 at December 31, 2014.  During the second quarter of 2015, CFBank commenced activity and signed an agreement with the intent to sell its credit card portfolio to a third party.  As a result, as of June 30, 2015, the credit card portfolio was transferred to loans held for sale at the lower of cost or market of $175,000, which approximated fair value.  As of September 30, 2015, the balance of this portfolio was $163,000, which approximates fair value.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2015 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$1,000
State and municipal	-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	9,628
Mortgage-backed securities - residential	524
Collateralized mortgage obligations	421
Total securities available for sale	$11,573

Loans held for sale	673

Yield maintenance provisions (embedded derivatives)	$265

Interest rate lock commitments	$10

Financial Liabilities:
Interest-rate swaps	$265

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2015 or December 31, 2014.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2015 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$147
Real Estate:
Single-family residential	129
Multi-family residential	47
Commercial:
Non-owner occupied	2,225
Owner occupied	216
Land	260
Total impaired loans	$3,024

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2014 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$157
Real Estate:
Single-family residential	123
Multi-family residential	-
Commercial:
Non-owner occupied	-
Owner occupied	225
Land	289
Total impaired loans	$794

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2015 or December 31, 2014.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $804 with a valuation allowance of $7, at September 30, 2015. There were no write-downs of impaired collateral dependent loans during the three and nine months ended September 30, 2015 or 2014.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $867, with a valuation allowance of $20 at December 31, 2014.

During the three and nine months ended September 30, 2015, the Company did not have any significant transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1 and 2 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$147	Comparable sales approach	Adjustment for differences between the comparable market transactions	1.10%
Commercial real estate:
Single-family residential	129	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.23% , 4.63%) -.17%
Multi-family residential	47	Comparable sales approach	Adjustment for differences between the comparable market transactions	5.74%
Commercial:
Non-owner occupied	2,225	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.10%, 5.74%) 1.35%
Owner occupied	216	Comparable sales approach	Adjustment for differences between the comparable market transactions	-29.30%
Land	260	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.89%, 2.54%) .08%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2015 or December 31, 2014.

As of September 30, 2015 and December 31, 2014, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	September 30, 2015	December 31, 2014

Aggregate fair value	$510	$1,672
Contractual balance	506	1,657
Gain (loss)	4	15

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2015 and 2014 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Interest income	$14	$31	$54	$84
Interest expense	-	-	-	-
Change in fair value	(14)	(3)	(11)	13
Total change in fair value	$-	$28	$43	$97

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at September 30, 2015 were as follows:

	Fair Value Measurements at September 30, 2015 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$20,101	$20,101	$-	$-	$20,101
Interest-bearing deposits in other financial institutions	494	494	-	-	494
Securities available for sale	11,573	-	11,573	-	11,573
Loans held for sale	673	-	673	-	673
Loans, net	283,434	-	-	286,028	286,028
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	833	3	45	785	833
Yield maintenance provisions (embedded derivatives)	265	-	265	-	265
Interest rate lock commitments	10	-	10	-	10

Financial liabilities
Deposits	$(273,814)	$(133,082)	(141,605)	$-	$(274,687)
FHLB advances and other borrowings	(14,500)	-	(14,843)	-	(14,843)
Advances by borrowers for taxes and insurance	(311)	-	-	(311)	(311)
Subordinated debentures	(5,155)	-	(2,429)	-	(2,429)
Accrued interest payable	(46)	-	(46)	-	(46)
Interest-rate swaps	(265)	-	(265)	-	(265)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 were as follows:

	Fair Value Measurements at December 31, 2014 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$28,207	$28,207	$-	$-	$28,207
Interest-bearing deposits in other financial institutions	494	494	-	-	494
Securities available for sale	10,445	-	10,445	-	10,445
Loans held for sale	1,672	-	1,672	-	1,672
Loans, net	257,085	-	-	257,333	257,333
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	780	2	32	746	780
Yield maintenance provisions (embedded derivatives)	318	-	318	-	318
Interest rate lock commitments	25	-	25	-	25

Financial liabilities
Deposits	$(258,315)	$(121,132)	$(137,700)	$-	$(258,832)
FHLB advances and other borrowings	(14,500)	-	(14,663)	-	(14,663)
Advances by borrowers for taxes and insurance	(401)	-		(401)	(401)
Subordinated debentures	(5,155)	-	(2,536)	-	(2,536)
Accrued interest payable	(48)	-	(48)	-	(48)
Interest-rate swaps	(318)	-	(318)	-	(318)

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

The subordinated debentures mature on December 30, 2033.  The Holding Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1, at 100% of the principal amount, plus accrued and unpaid interest.  The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture.  There are no required principal payments on the subordinated debentures over the next five years. The Holding Company has the option to defer interest payments on the subordinated debentures for a period not to exceed five consecutive years.

The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time since 2010.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293, with the prior approval of the FRB.  The Holding Company subsequently paid the interest current on the subordinated debentures as of September 30, 2014, December 31, 2014,  March 31, 2015, June 30, 2015 and September 30, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.13% at September 30, 2015 and 3.11% at December 31, 2014.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has issued awards under three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $31 and $102, respectively, for the three and nine months ended September 30, 2015 and $69 and $218, respectively for the three and nine months ended September 30, 2014.  The total income tax effect was not material for the three and nine months ended September 30, 2015 and 2014.

The Plans are all stockholder-approved and provide for stock option grants and restricted stock awards to be made to directors, officers and employees.  The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares of common stock for stock option grants and 15,511 shares of common stock for restricted stock awards.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provided for 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 1,500,000.

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

There were no options granted or exercised during the three and nine months ended September 30, 2015 and September 30, 2014.

A summary of stock option activity in the Plans for the nine months ended September 30, 2015 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	621,396	$1.56
Granted	-	-
Exercised	-	-
Expired	(1,000)	52.10
Cancelled or Forfeited	(7,867)	1.51
Outstanding at end of period	612,529	$1.48	7.7	$-

Expected to vest	302,330	$1.40	7.9	$-

Exercisable at end of period	310,199	$1.55	7.5	$-

During the nine months ended September 30, 2015, there were 7,867 stock options canceled or forfeited.  During the nine months ended September 30, 2014, there were 16,490 stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares was reversed.

As of September 30, 2015, there was $48 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 0.9 years.  Substantially all of the 302,330 nonvested stock options at September 30, 2015 are expected to vest.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.    There were no shares of restricted stock issued during the three and nine months ended September 30, 2015 and 2014.  As of September 30, 2015, there were no nonvested shares of restricted stock outstanding.

There were no shares of restricted stock forfeited during the three and nine months ended September 30, 2015 and 2014.  Also, there were no shares vested during the three and nine months ended September 30, 2015 and 2014.

There were 962,509 shares remaining available for stock option grants and restricted stock awards under the 2009 Plan at September 30, 2015.

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

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remains subject to the heightened capital requirements imposed by the OCC and is required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets.  CFBank met the heightened capital requirements imposed by the OCC at September  30, 2015 and December 31, 2014.  See Note 2-Regulatory Order Considerations for additional information.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Actual and required capital amounts and ratios of CFBank are presented below:

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		Pursuant to
	Actual		Adequacy Purposes		Action Regulations		OCC Commitment
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

September 30, 2015
Total Capital to risk
weighted assets	$39,594	13.77%	$23,010	8.00%	$28,762	10.00%	$34,515	12.00%

Tier 1 (Core) Capital to risk
weighted assets	35,963	12.50%	17,257	6.00%	23,010	8.00%	N/A	N/A

Common equity tier 1 capital
to risk-weighted assets	35,963	12.50%	12,943	4.50%	18,695	6.50%	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	35,963	10.82%	13,291	4.00%	16,613	5.00%	26,581	8.00%

					To Be Well
					Capitalized Under		Required
			For Capital		Applicable Regulatory		Pursuant to
	Actual		Adequacy Purposes		Capital Standards		OCC Commitment
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31,2014
Total Capital to risk
weighted assets	$37,898	14.18%	$21,379	8.00%	$26,724	10.00%	$32,069	12.00%

Tier 1 (Core) Capital to risk
weighted assets	34,520	12.92%	10,690	4.00%	16,034	6.00%	N/A	N/A

Common equity tier 1 capital
to risk-weighted assets	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	34,520	11.03%	12,515	4.00%	15,643	5.00%	25,029	8.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test was met by CFBank at September 30, 2015 and December 31, 2014.

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

Dividend Restrictions

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank. Banking regulations limit the amount of dividends that may be paid by CFBank without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  As of September 30, 2015, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.

Any future dividends by the Holding Company on its common stock or Series B Preferred Stock, and any dividends or capital contributions by CFBank to the Holding Company, are also subject to prior regulatory approval in accordance with the commitments made in connection with the release and termination of the Orders.  The Holding Company received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock for the quarter ended September 30, 2015 in the aggregate amount of $187  (which dividend was paid in October 2015).  The Holding Company also received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $2,904 at September 30, 2015 and $3,811 at December 31, 2014.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At September 30, 2015, CFBank had $789 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of September 30, 2015, CFBank was well-capitalized under regulatory capital standards

Summary information about the derivative instruments is as follows:

	September 30, 2015	December 31, 2014

Notional amount	$2,904	$3,811
Weighted average pay rate on interest-rate swaps	3.67%	4.06%
Weighted average receive rate on interest-rate swaps	0.23%	0.18%
Weighted average maturity (years)	4.3	4.3
Fair value of interest-rate swaps	$(265)	$(318)
Fair value of yield maintenance provisions	265	318

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three and nine months ended September 30, 2015 or 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $1,754 and $2,964 of interest rate lock commitments related to residential mortgage loans at September 30, 2015 and December 31, 2014, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $10 and $25 at September 30, 2015 and December 31, 2014, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

The Company maintained a valuation allowance against the net deferred tax assets at September 30, 2015, December 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

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

At September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits recorded.  On a quarterly basis, the Company assesses the facts and circumstances to determine if the recognition of the deferred tax asset is appropriate.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2011.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2015 and 2014 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated Other Comprehensive income (loss), beginning of period	$74	$74	$51	$98

Other comprehensive income (loss) before reclassifications	5	(7)	16	(31)
Less amount reclassified from accumulated other comprehensive loss (2)	-	-	12	-
Net current-period other comprehensive income (loss)	5	(7)	28	(31)

Accumulated Other Comprehensive income (loss), end of period	$79	$67	$79	$67

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)

There were no amounts reclassified out of other comprehensive income for the three months ended September 30, 2015 and 2014.  There was $12 reclassified out of other comprehensive income for the nine months ended September 30, 2015 due to an early redemption on a municipal security.  There were no amounts reclassified out of other comprehensive income for the nine months ended September 30, 2014.

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

NOTE 13- COMMON STOCK WARRANTS

The Company issued Warrants to purchase an aggregate of 1,152,125 shares of common stock to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  Subject to certain limitations, the Warrants are exercisable until July 15, 2019, at a cash purchase price of $1.85 per share of common stock.

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

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Currently, CFBank cannot declare or pay dividends or make any other capital distributions without receiving prior written regulatory approval.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and regulatory approval.  The payment of dividends from CFBank to the Holding Company is not likely to be approved by regulators until CFBank is able to generate consistent earnings.  As a result of the current level of problem assets and the continuing slow economy, it is unlikely CFBank will be able to pay dividends to the Holding Company until such issues are resolved. The Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $2.9 million in cash and cash equivalents at September 30, 2015.  The regulators have further required the Holding Company to develop a business plan, separate from CFBank, that enables it to significantly reduce its dependence on CFBank for dividends through alternative funding mechanisms.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

General.  Assets totaled $331.4 million at September 30, 2015 and increased $15.9 million, or 5.0%, from $315.6 million at December 31, 2014.  The increase was primarily due to a $26.3 million increase in net loan balances, partially offset by a $8.1 million decrease in cash and cash equivalents and a $2.8 million decrease in loans held for sale.

Cash and cash equivalents.  Cash and cash equivalents totaled $20.1 million at September 30, 2015 and decreased $8.1 million, or 28.7%, from $28.2 million at December 31, 2014.  The decrease was primarily due to funding loan growth.

Securities. Securities available for sale totaled $11.6 million at September 30, 2015 and increased $1.1 million, or 10.8%, compared to $10.4 million at December 31, 2014.  The increase was due to $4.5 million in purchases, offset by maturities, repayments and an early redemption of a $885,000 municipal security.

Loans.    Net loans totaled $283.4 million at September 30, 2015 and increased $26.3 million, or 10.2%, from $257.1 million at December 31, 2014.    The increase was primarily due to a $21.5 million increase in single-family residential loan balances, a $4.2 million increase in home equity lines of credit, a $1.9 million increase in construction loan balances, and a $1.8 million increase in multi-family loan balances, partially offset by a $3.0 million decrease in commercial loans balances.    The increase in single-family residential loan balances was primarily attributed to an increase in balances associated with our Northpointe mortgage program.  The increase in home equity lines of credit, construction loans and multi-family loans was due to increased sales activity, coupled with draws on existing lines or construction loans.  The decline in commercial loan balances was due to loan repayments.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS registered) loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Northpointe maintains an ownership interest in each loan it participates.    Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of interest in loans it purchases from Northpointe from 80% to 95% of the aforementioned loans, and therefore, Northpointe now maintains a 5% (reduced from 20%) ownership interest in each loan it participates.    During the three and nine months ended September 30, 2015, loan origination activity in the program totaled $214.7 million and $543.3 million, respectively and payoffs for the same period totaled $213.5 million and $529.5million, respectively.  At September 30, 2015 and December 31, 2014, CFBank held $38.8 million and $25.0 million, of such loans which are included in single family residential loan totals.

Allowance for loan losses (ALLL).    The ALLL totaled $6.5 million at September 30, 2015 and increased $206,000, or 3.3%, from $6.3 million at December 31, 2014.  The increase in the ALLL was primarily due to an increase in overall loan balances and net recoveries during the nine months ended September 30, 2015, which was partially offset by continued improvement in credit quality. The ratio of the ALLL to total loans was 2.25% at September 30, 2015 compared to 2.39% at December 31, 2014.  In addition, the ratio of the ALLL to nonperforming loans was 437.1% at September 30, 2015, compared to 408.0% at December 31, 2014.

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

Individually evaluated impaired loans totaled $5.9 million at September 30, 2015, and decreased $389,000, or 6.2%, from $6.3 million at December 31, 2014.  The decrease was primarily due to loan repayments.  The amount of the ALLL specifically allocated to individually impaired loans totaled $20,000 at September 30, 2015 and $64,000 at December 31, 2014.  The decrease in the ALLL specifically allocated to impaired loans was primarily due to loan repayments.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, decreased $56,000, or 3.6%, and totaled $1.5 million at September 30, 2015, compared to $1.5 million at December 31, 2014.  The ratio of nonperforming loans to total loans was 0.51% at September 30, 2015 compared to 0.59% at December 31, 2014.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $370,000 at September 30, 2015 and $422,000 at December 31, 2014.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonaccrual loans at September 30, 2015 and December 31, 2014 do not include $5.0 million and $5.2 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.  See Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased during the nine months ended September 30, 2015, due to management’s focused efforts to improve credit quality, and continued repayment of loans by customers.  Loans designated as special mention increased $1.1 million, or 47.7%, and totaled $3.5 million at September 30, 2015, compared to $2.4 million at December 31, 2014.  Loans classified as substandard decreased $3.0 million, or 23.2%, and totaled $9.9 million at September 30, 2015, compared to $12.9 million at December 31, 2014.  No loans were classified as doubtful at September 30, 2015 and December 31, 2014.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $1.4 million, or 124.1%, and totaled $2.6 million at September 30, 2015, compared to $1.1 million at December 31, 2014.  Past due loans totaled 0.9% of the loan portfolio at September 30, 2015, compared to 0.4% at December 31, 2014.  The increase in the 30-59 days past due category was primarily due to three loans totaling $883,000, that had matured and were in the process of being renewed as of September 30, 2015, which impacted the commercial, land and a portion of the commercial non-

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

owner occupied loan categories.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $19.3 million, or 44.3%, of the commercial portfolio at September 30, 2015 compared to $17.9 million, or 38.4%, at December 31, 2014. Given the recessionary effects of the economy in the past several years, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $18.3 million, or 84.7%, of the total home equity lines of credit at September 30, 2015 compared to $14.9 million, or 85.2%, at December 31, 2014.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2015; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.  Foreclosed assets totaled $1.6 million at September 30, 2015, and remained constant compared to $1.6 million at December 31, 2014.  Foreclosed assets at September 30, 2015 and December 31, 2014 consisted of one multi-family property in Mansfield, Ohio.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $273.8 million at September 30, 2015 and increased $15.5 million, or 6.0%, from $258.3 million at December 31, 2014.    The increase was primarily attributed to a $20.4 million increase in money market account balances,and a $3.5 million increase in certificates of deposits,  partially offset by a $8.3 million decrease in checking account balances and a $185,000 decrease in savings account balances.  The majority of the deposit increase was a result of management’s focused sales and marketing efforts to grow core deposits to fund loan growth.  The increase in core deposits was partially offset by a decrease in brokered and listing service deposits.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $24.0 million at September 30, 2015, and decreased $5.3 million, or 18.0%, from $29.3 million at December 31, 2014.  The decrease in brokered deposits is primarily due to the maturity of brokered certificate of deposits, CDARS one-way deposits and the decrease in customers’ CDARS balances.

While the CFBank Order was in place from May 2011 until January 2014, CFBank was prohibited from accepting or renewing brokered deposits, including CDARS balances.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, and the restrictions were subsequently lifted upon the termination of the CFBank Order in January 2014.  Customer balances in the CDARS program totaled $9.3 million at September 30, 2015 and decreased $872,000, or 8.6%, from $10.2 million at December 31, 2014.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FHLB advances.  FHLB advances remained constant and totaled $14.5 million at both September 30, 2015 and December 31, 2014.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both September 30, 2015 and December 31, 2014.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293, with the prior approval of the FRB.  The Holding Company subsequently paid the interest current on the subordinated debentures as of September 30, 2014, December 31, 2014,  March 31, 2015, June 30, 2015 and September 30, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.  The Holding Company’s ability to continue to pay current interest on the subordinated debentures is conditioned upon receipt of the non-objection of the FRB on a quarterly basis.

Stockholders’ equity.  Stockholders’ equity totaled $35.1 million at September 30, 2015, an increase of $616,000, or 1.8%, from $34.5 million at December 31, 2014.  The increase in total stockholders’ equity was primarily attributed to net income, which was partially offset by the dividend paid on the Company’s Series B Preferred Stock for the three and nine months ended September 30, 2015.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2015 and 2014

General.   Net income for the three months ended September 30, 2015 totaled $330,000 and increased $44,000, or 15.4%, compared to net income of $286,000 for the three months ended September 30, 2014, due to a $17,000 increase in net interest income, a $25,000 decrease in provision expense, and a $124,000 decrease in noninterest expense, partially offset by $122,000 decrease in noninterest income.

Net income attributable to common stockholders for the three months ended September 30, 2015, totaled $116,000, or $0.01 per diluted common share, and increased $4,000, or 3.6%, compared to net income attributable to common stockholders of $112,000, or $0.01 per diluted common share, for the three months ended September 30, 2014.  For the three months ended September 30, 2015, preferred dividends on the Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $214,000 compared to $174,000 for the three months ended September 30, 2014.

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

Net interest income totaled $2.5 million for the quarter ended September 30, 2015 and increased $17,000, or 0.7%, compared to $2.4 million for the quarter ended September 30, 2014.  The increase in net interest income was primarily due to a $220,000, or 7.5%, increase in interest income, partially offset by a $203,000, or 42.1%, increase in interest expense.  The increase in interest income was primarily attributed to a $30.1 million, or 10.7%, increase in average interest-earning assets outstanding, partially offset by a 12bps decrease in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $32.8 million, or

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

14.1%, increase in average interest-bearing liabilities outstanding and a 20bps increase in the average cost of funds on interest bearing liabilities.  As a result, the net interest margin of 3.17% for the quarter ended September 30, 2015 decreased 32bps compared to the net interest margin of 3.49% for the quarter ended September 30, 2014.

Interest income.  Interest income totaled $3.1 million and increased $220,000, or 7.5%, for the quarter ended September 30, 2015, compared to $2.9 million for the quarter ended September 30, 2014.  The increase in interest income was primarily due to a $21.8 million, or 8.6%, increase in average loans and loans held for sale balances from $254.5 million at September 30, 2014, to $276.3 million at September 30, 2015, partially offset by a  3bps decrease in the average yield on loans and loans held for sale.

Interest expense.  Interest expense totaled $685,000 and increased $203,000, or 42.1%, for the quarter ended September 30, 2015, compared to $482,000 for the quarter ended September 30, 2014.  The increase in interest expense resulted primarily from increased deposit costs due to a $31.4 million, or 14.7%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities increased 20bps to 103bps at September 30, 2015 compared to 83bps at September 30, 2014 due to higher promotional rates paid to increase core deposit levels.

Provision for loan losses.  The provision for loan losses totaled $50,000 for the quarter ended September 30, 2015 and decreased $25,000, or 33.3%, compared to $75,000 for the quarter ended September 30, 2014.  The decrease in the provision for loan losses for the quarter ended September 30, 2015 was primarily due to a continued decrease in historical loss rates, lower loan growth, minimal charge-offs for the quarter and continually improving coverage ratios.  Net charge-offs for the quarter ended September 30, 2015 totaled $8,000 compared to net recoveries of $310,000 for the quarter ended September 30, 2014; the variance of $318,000 is due to a large commercial real estate loan recovery in the third quarter of 2014.  The ratio of the ALLL to nonperforming loans improved to 437.1% as of September 30, 2015.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2015 and 2014.

	For the three months ended September 30,
	2015	2014
	(Dollars in thousands)
Commercial	$-	$18
Single-family residential real estate	9	(1)
Multi-family residential real estate	-	-
Commercial real estate	3	(320)
Home equity lines of credit	(4)	(7)
Other consumer loans	-	-
Total	$8	$(310)

Noninterest income.  Noninterest income for the quarter ended September 30, 2015 totaled $324,000 and decreased $122,000, or 27.4%, compared to $446,000 for the quarter ended September 30, 2014.  The decrease was primarily due to a $143,000 decrease in net gains on sales of loans, partially offset by a $28,000 increase in service charges on deposit accounts.  The decrease in the net gains on sales of loans was primarily due to lower sales activity.    The increase in service charges on deposit accounts was related to increased deposit growth and account relationships.

Noninterest expense.  Noninterest expense decreased $124,000, or 4.9%, and totaled $2.4 million for the quarter ended September 30, 2015, compared to $2.5 million for the quarter ended September 30, 2014. The decrease in noninterest expense during the three months ended September, 30 2015 was primarily due to a $149,000 decrease in foreclosed asset related expenses,  a $87,000 decrease in professional fees, partially offset by a $98,000 increase in loan expenses.  Foreclosed asset related expenses decreased primarily due to elevated levels of maintenance and light rehabilitation work performed during the third quarter of 2014 in order to improve occupancy levels.  The decrease in professional fees was due to lower legal expenses incurred, and less reliance on consulting services in third quarter of 2015 since various projects had been completed.    The increase in loan expense was primarily due to increased expenses incurred to obtain updated appraisals on certain loans coupled with other related loan costs incurred during the third quarter 2015.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Income taxes.  The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the quarter ended September 30, 2015.  However, as a result of net operating loss carryforwards from periods following the post-2012 restructuring, there was no income tax expense for the quarters ended September 30, 2015 or 2014.

Comparison of the Results of Operations for the Nine months Ended September 30, 2015 and 2014

General.   Net income for the nine months ended September 30, 2015 totaled $1.0 million and increased $878,000, or 516.5%, compared to net income of $170,000 for the nine months ended September 30, 2014, primarily due to a $1.1 million increase in net interest income, a $94,000 increase in noninterest income, partially offset by a $324,000 increase in noninterest expense.

Net income attributable to common stockholders for the nine months ended September 30, 2015, totaled $405,000, or $0.03 per diluted common share, and increased $468,000 compared to a net loss attributable to common stockholders of $63,000, or $0.00 per diluted common share, for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, preferred dividends on the Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $643,000 compared to $233,000 at September 30, 2014; the 2014 amount was lower due to the pro-rated dividend as a result of the timing of the private placement of Series B Preferred Stock that commenced during the second quarter of the prior year.

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

Net interest income totaled $7.3 million for the nine months ended September 30, 2015 and increased $1.1 million, or 17.7%, compared to $6.2 million for the nine months ended September 30, 2014.  The increase in net interest income was primarily due to a $1.7 million, or 22.0%, increase in interest income, offset by a $565,000, or 41.6%, increase in interest expense.  The increase in interest income was primarily attributed to a $47.4 million, or 18.6%, increase in average interest-earning assets outstanding, a 12bps increase in average yield on interest-earning assets and improved mix of earning assets.  The increase in interest expense was attributed to a $44.9 million, or 21.0%, increase in average interest-bearing liabilities outstanding and a 14bps increase in the average cost of funds on interest bearing liabilities.    As a result, the net interest margin of 3.24% for the nine months ended September 30, 2015 decreased 2bps compared to the net interest margin of 3.26% for the nine months ended September 30, 2014.

Interest income.  Interest income totaled $9.3 million and increased $1.7 million, or 22.0%, for the nine months ended September 30, 2015, compared to $7.6 million for the nine months ended September 30, 2014.  The increase in interest income was primarily due to a $40.9 million, or 17.9%, increase in average loans and loans held for sale balances from $228.9 million at September 30, 2014, to $269.9 million at September 30, 2015 and a 19bps improvement in the average yield on loans and loans held for sale.

Interest expense.    Interest expense totaled $1.9 million and increased $565,000, or 41.6%, for the nine months ended September 30, 2015, compared to $1.4 million for the nine months ended September 30, 2014.  The increase in interest expense resulted primarily from increased deposit costs due to a $43.3 million, or 22.2%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing deposits  increased 14bps to 91bps at September 30, 2015 compared to 77bps at September 30, 2014 due to higher promotional rates paid to increase core deposit levels.

Provision for loan losses.  The provision for loan losses totaled $200,000 for the nine months ended September 30, 2015 and decreased $3,000, or 1.5%, compared to $203,000 for the nine months ended September 30, 2014.  The decrease in the provision for loan losses for the nine months ended September 30, 2015 was primarily due to improved credit quality, a continued decrease in historical loss rates, net recoveries and improving coverage ratios.  Net recoveries for the nine months ended September 30, 2015 totaled $6,000 and decreased $318,000 compared to net recoveries of $324,000 for the nine months ended September 30, 2014; the variance is due to a large commercial real estate loan recovery in the third quarter of 2014.  The ratio of the ALLL to nonperforming loans improved to 437.1% as of September 30, 2015.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2015 and 2014.

	For the nine months ended September 30,
	2015	2014
	(Dollars in thousands)
Commercial	$(17)	$15
Single-family residential real estate	39	(2)
Multi-family residential real estate	-	-
Commercial real estate	(8)	(326)
Home equity lines of credit	(24)	(9)
Other consumer loans	4	(2)
Total	$(6)	$(324)

Noninterest income.  Noninterest income for the nine months ended September 30, 2015 totaled $1.1 million and increased $94,000, or 9.0%, compared to $1.0 million for the nine months ended September 30, 2014.  The increase was primarily due to a $53,000 increase in other noninterest income and a $51,000 increase in service charges on deposit accounts.  The increase in service charges was related to increased deposit growth and account relationships.  The increase in other noninterest income is primarily due to increased sales activity related to the Company’s joint ventures, as further discussed in Note 22 to the 2014 Audited Financial Statements.

Noninterest expense.  Noninterest expense increased $324,000, or 4.7%, and totaled $7.2 million for the nine months ended September 30, 2015, compared to $6.9 million for the nine months ended September 30, 2014.  The increase in noninterest expense during the nine months ended September 30, 2015 was primarily due to a $273,000 increase in salaries and employee benefits, and a $132,000 increase in data processing expenses, and a $126,000 increase in loan expense, partially offset by a $195,000 decrease in professional fees.  Salaries and benefit expenses increased primarily due to an increase in personnel in the credit administration, operations, and treasury management areas.  The increase in data processing expenses was driven by expanded information technology services associated with the Company’s growth and expansion, along with investments in our infrastructure.  The increase in loan expense was primarily due to increased expenses incurred to obtain updated appraisals on certain loans coupled with other related loan costs incurred during the third quarter 2015.

Income taxes.  The Company recorded a deferred tax valuation allowance which reduced the deferred tax asset to zero beginning in 2009 and continuing through the nine months ended September 30, 2015.  However, as a result of net operating loss carryforwards from periods following the post-2012 restructuring, there was no income tax expense for the nine months ended September 30, 2015 or 2014.

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

	For Three Months Ended September 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,050	$31	1.38%	$8,396	$38	1.83%
Loans and loans held for sale (3)	276,309	3,073	4.45%	254,495	2,848	4.48%
Other earning assets	22,396	16	0.29%	14,805	14	0.38%
FHLB stock	1,942	19	3.91%	1,942	19	3.91%
Total interest-earning assets	309,697	3,139	4.06%	279,638	2,919	4.18%
Noninterest-earning assets	24,370			22,729
Total assets	$334,067			$302,367

Interest-bearing liabilities:
Deposits	$245,918	585	0.95%	$214,494	400	0.75%
FHLB advances and other borrowings	19,656	100	2.04%	18,285	82	1.79%
Total interest-bearing liabilities	265,574	685	1.03%	232,779	482	0.83%

Noninterest-bearing liabilities	33,475			36,968
Total liabilities	299,049			269,747

Equity	35,018			32,620
Total liabilities and equity	$334,067			$302,367

Net interest-earning assets	$44,123			$46,859
Net interest income/interest rate spread		$2,454	3.03%		$2,437	3.35%
Net interest margin			3.17%			3.49%
Average interest-earning assets
to average interest-bearing liabilities	116.61%			120.13%

(1) Average balance is computed using the carrying value of securities.  Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2) Average yields and interest earned are stated on a fully taxable equivalent basis.

(3) Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2015			2014
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,282	$100	1.45%	$8,875	$124	1.88%
Loans and loans held for sale (3)	269,840	9,063	4.48%	228,895	7,372	4.29%
Other earning assets	21,562	49	0.30%	15,489	46	0.40%
FHLB stock	1,942	58	3.98%	1,942	58	3.98%
Total interest-earning assets	302,626	9,270	4.09%	255,201	7,600	3.97%
Noninterest-earning assets	23,588			21,937
Total assets	$326,214			$277,138

Interest-bearing liabilities:
Deposits	$238,572	1,628	0.91%	$195,239	1,123	0.77%
FHLB advances and other borrowings	19,656	296	2.01%	18,092	236	1.74%
Total interest-bearing liabilities	258,228	1,924	0.99%	213,331	1,359	0.85%

Noninterest-bearing liabilities	33,191			37,021
Total liabilities	291,419			250,352

Equity	34,795			26,786
Total liabilities and equity	$326,214			$277,138

Net interest-earning assets	$44,398			$41,870
Net interest income/interest rate spread		$7,346	3.10%		$6,241	3.12%
Net interest margin			3.24%			3.26%
Average interest-earning assets
to average interest-bearing liabilities	117.19%			119.63%

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

	Three Months Ended			Nine Months Ended
	September 30, 2015			September 30, 2015
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2014			September 30, 2014

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(23)	$16	$(7)	$(33)	$9	$(24)
Loans and loans held for sale	(116)	341	225	327	1,364	1,691
Other earning assets	(18)	20	2	(17)	20	3
FHLB Stock	-	-	-	-	-	-
Total interest-earning assets	(157)	377	220	277	1,393	1,670

Interest-bearing liabilities:
Deposits	121	64	185	231	274	505
FHLB advances and other borrowings	12	6	18	38	22	60
Total interest-bearing liabilities	133	70	203	269	296	565

Net change in net interest income	$(290)	$307	$17	$8	$1,097	$1,105

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset.  The Company maintained a valuation allowance against the net deferred tax assets at September 30, 2015, December 31, 2014 and December 31, 2013, based on its estimate of future reversal and utilization. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.   Based on these criteria, the Company determined that it was necessary to maintain a full valuation allowance against the entire net deferred tax asset.

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

At September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits recorded.  On a quarterly basis, the Company assesses the facts and circumstances to determine if the recognition of the deferred tax asset is appropriate.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2011.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$22,384	$28,309
Additional borrowing capacity at the FHLB	18,038	8,578
Additional borrowing capacity at the FRB	29,196	28,585
Unused commercial bank line of credit	1,000	1,000
Total	$70,618	$66,472

Cash, unpledged securities and deposits in other financial institutions decreased $5.9 million, or 20.9%, to $22.4 million at September 30, 2015 compared $28.3 million at December 31, 2014.  The decrease is primarily due to a decrease in cash which was used to fund loan growth.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB increased $9.5 million to $18.0 million at September 30, 2015, compared to $8.6 million at December 31, 2014.  The increase in additional borrowing capacity is a result of additional collateral pledged due to the increase in loans.  As of December 31, 2013, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 365 days.  On January 24, 2014, CFBank was notified by the FHLB that the restriction on the term of future advances had been lifted as a result of the CFBank Order being terminated effective January 23, 2014.

CFBank’s additional borrowing capacity at the FRB increased to $29.2 million at September 30, 2015 from $28.6 million at December 31, 2014.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at September 30, 2015 and December 31, 2014.

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

The Holding Company had adequate funds at September 30, 2015 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may elect to pay dividends on its preferred stock and common stock, if and when declared by the Board of Directors, subject to obtaining prior written regulatory “non-objection” from the FRB and further subject, in the case of dividends on common stock, to the payment in full of the dividend on the Company’s Series B Preferred Stock for the current dividend period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Annual debt service on the subordinated debentures is currently approximately $170,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 3.13% at September 30, 2015.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.  As of September 30, 2015, CFBank could not pay any dividends to the Holding Company without receiving the prior written approval of the OCC.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and subject to regulatory approval.  However, the payment of dividends from CFBank to the Holding Company is not likely to be approved by the OCC until CFBank is able to generate consistent earnings.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2015.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the third quarter of 2015.

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

CENTRAL FEDERAL CORPORATION

v

Dated: November 12, 2015	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
Chief Executive Officer

Chief Financial Officer

Dated: November 12, 2015	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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