Form 10-K
period 2015-12-31
CENTRAL FEDERAL CORP
filed 2016-03-23
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

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

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2015 was $20.7 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 15, 2016, there were 16,024,210 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders  for its fiscal year ended December 31, 2015,  included as Exhibit 13.1 to this Form 10-K, and its Proxy Statement for the Annual Meeting of Stockholders  to be held on May 25,  2016,  are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Form 10-K”) and in our other communications that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank; (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  The Holding Company, including its wholly-owned subsidiary, CFBank (together referred to as the “Company”) believes it has chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

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

The consolidated financial statements include Central Federal Corporation (the “Holding Company”) and its wholly-owned subsidiary, CFBank (together referred to as the “Company”).    Intercompany transactions and balances are eliminated in consolidation.

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

Currently, the Company does not transact material business other than through CFBank.  At December 31, 2015, the Company’s assets totaled $351.3 million and stockholders’ equity totaled $38.3 million.

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

Regulatory Order Considerations

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the FRB replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank.  See Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

The Orders imposed significant directives applicable to the Holding Company and CFBank, including requirements that we reduce the level of our classified and criticized assets, achieve growth and operating metrics in line with an approved business plan, and comply with restrictions on brokered deposits and on certain types of lending and prohibitions on dividends and repurchases of our capital stock.  The CFBank Order required CFBank to have 8% core capital and 12% total risk-based capital, and CFBank could not be considered well-capitalized under the prompt corrective action regulations so long as the CFBank Order remained in place, even if it met or exceeded these capital levels. In addition, the regulators were required to approve any deviation from our business plan and certain compensation arrangements with directors and executive officers.  See Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

On August 20, 2012, the Holding Company announced the successful completion of its common stock offering, pursuant to which the Holding Company sold 15.0 million shares of its common stock at $1.50 per share, resulting in gross proceeds of $22.5 million before expenses.  With the proceeds from the stock offering, the Holding Company contributed $13.5 million to CFBank to improve its capital ratios and support future growth and expansion, bringing CFBank into compliance with the capital ratios required by the CFBank Order.  In addition, the Holding Company used proceeds from the common stock offering to redeem its TARP obligations on September 26, 2012.  The remaining proceeds from the restructured registered common stock offering were retained by the Company for general corporate purposes.  See Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Following the release of the CFBank Order, CFBank was required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12% until these heightened capital requirements were lifted on December 23, 2015.  In addition, in connection with the release and termination of the CFBank Order, CFBank made certain commitments to the OCC to continue to adhere to certain prudent practices, including, without limitation, maintaining a written program to continue to improve CFBank’s credit underwriting and administrative process; take actions to protect its interest in criticized assets as identified by CFBank, the OCC examiners or its external loan review process and implement its written program to effectively identify, monitor, control and continue to reduce the level of credit risk to CFBank; review and monitor progress against such plan with the Board of Directors and continue CFBank’s aggressive workout efforts and individualized workout plans on all criticized assets greater than $250,000.  The foregoing commitments remained in place until December 23, 2015.  See Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Following the termination of the Holding Company Order, the Holding Company was required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments required the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.  The foregoing commitments remained in place until January 8, 2016.    See Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

The significant directives contained in the Orders and the commitments made by CFBank and the Holding Company in connection with the release and termination of the Orders provided challenges for the operation of our business and our ability to effectively compete in our markets over the past several years. In addition, the Orders and our commitments to the regulators, as described above, required that we obtain approval from our regulators for any deviations from our business plan, which limited our flexibility to make changes to the scope of our business activities.  We have incurred significant additional regulatory compliance expense in connection with the Orders and our regulatory commitments.  Although we are no longer subject to the Orders or the regulatory commitments made following the release of the Orders, we remain subject to extensive supervision and regulation by our regulators, and it is possible that regulatory compliance expenses could continue to have a material adverse impact on us in the future.

Dividend Restrictions:    The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Any future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.

The Holding Company also is subject to various legal and regulatory requirements, policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely in shares) the Company’s common stock, for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.

The Holding Company had $2.7 million in cash and cash equivalents at December 31, 2015.  Management believes that the Holding Company has adequate operating capital for the foreseeable future.

Market Area and Competition

Our primary market areas in Ohio are competitive markets for financial services and we face competition both in making loans and in attracting deposits.  Direct competition comes from a number of financial institutions operating in our market area, many of which have a statewide or regional presence, and in some cases, a national presence.  Many of these financial institutions are significantly larger and have greater financial resources than we do.  Competition for loans and deposits comes from savings institutions, mortgage banking companies, commercial banks, credit unions, brokerage firms and insurance companies.

Lending Activities

Loan Portfolio Composition.    The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans.    It also consists of a portfolio of residential mortgage loans totaling $43.5 million as a result of participation in the Northpointe Mortgage Purchase Program.    See Note 4 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Northpointe Mortgage Purchase Program.  CFBank also finances a variety of commercial and residential construction projects. At December 31, 2015, gross loans receivable totaled  $303.7 million and increased approximately $40.3 million, or 15.3% from $263.4 million at December 31, 2014.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $171.6 million and represented 56.5%  of the gross loan portfolio at December 31, 2015 as compared to 69.2% of the gross loan portfolio at December 31, 2014. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, decreased  $2.0 million, or 1.2% during 2015. Portfolio single-family residential mortgage loans, including related construction loans and residential mortgage loans originated through the Mortgage Purchase Program Loans, totaled $104.2 million and represented 34.3% of total gross loans at year-end 2015, compared to 25.8% at year-end 2014. The remainder of the portfolio consisted of consumer loans, which totaled $27.9 million, or 9.2% of gross loans receivable, at year-end 2015.

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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,
	2015		2014		2013		2012		2011
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$81,985	27.00%	$51,445	19.53%	$32,219	15.13%	$43,058	27.21%	$18,214	11.58%
Multi-family	28,950	9.53%	28,790	10.93%	32,197	15.12%	21,576	13.63%	27,163	17.27%
Construction	24,662	8.12%	23,641	8.98%	11,465	5.39%	14	0.01%	-	0.00%
Commercial real estate	96,488	31.78%	91,119	34.58%	83,752	39.34%	54,291	34.30%	69,757	44.35%
Total real estate mortgage loans	232,085	76.43%	194,995	74.02%	159,633	74.99%	118,939	75.15%	115,134	73.20%

Consumer loans:
Home equity loans	504	0.17%	549	0.21%	352	0.17%	419	0.26%	651	0.41%
Home equity lines of credit	21,837	7.19%	16,898	6.42%	14,851	6.98%	12,963	8.19%	14,921	9.49%
Automobile	65	0.02%	122	0.05%	77	0.04%	50	0.03%	41	0.03%
Other	5,449	1.79%	4,305	1.63%	431	0.20%	501	0.32%	529	0.34%
Total consumer loans	27,855	9.17%	21,874	8.31%	15,711	7.38%	13,933	8.80%	16,142	10.27%

Commercial loans	43,744	14.40%	46,532	17.67%	37,526	17.63%	25,408	16.05%	25,994	16.53%
Total loans receivable	303,684	100.0%	263,401	100.0%	212,870	100.0%	158,280	100.0%	157,270	100.0%

Less:
Allowance for loan losses	(6,620)		(6,316)		(5,729)		(5,237)		(6,110)
Loans receivable, net	$297,064		$257,085		$207,141		$153,043		$151,160

Loan Maturity.    The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2015.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2015
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$69,605	$5,365	$5,307	$80,277
After one year:
More than one year to three years	40,353	116	6,900	47,369
More than three years to five years	25,553	84	15,671	41,308
More than five years to 10 years	36,958	1,638	4,559	43,155
More than 10 years to 15 years	10,692	3,259	11,307	25,258
More than 15 years	48,924	17,393	-	66,317
Total due after 2016	162,480	22,490	38,437	223,407
Total amount due	$232,085	$27,855	$43,744	$303,684

The following table sets forth at December 31, 2015, the dollar amount of total loans receivable contractually due after December 31, 2016, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2016
	Fixed	Adjustable	Total
Real estate mortgage loans(1)	$97,983	$64,497	$162,480
Consumer loans	402	22,088	22,490
Commercial loans	15,291	23,146	38,437
Total loans	$113,676	$109,731	$223,407

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans.    Lending activities are conducted through our offices located in Summit, Cuyahoga, Franklin and Columbiana Counties, Ohio. We originate commercial, commercial real estate and multi-family mortgage loans and also expanded into business financial services in the Akron, Cleveland and Columbus, Ohio markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates.  Fixed-rate loans are generally limited to three to five years. Historically, CFBank also has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates.  See Note 20 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.

CFBank participates in various loan programs offered by the Small Business Administration (SBA), enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 90%.

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

A high volume of residential mortgage originations is a key metric for the continued success of our mortgage business. For the year ended December 31, 2015, single-family mortgage loans originated for sale totaled $41.6 million,  a decrease of $8.9 million, or 17.0%, compared to $50.1 million that was originated in 2014. The decrease in originations was partially due to lower sales activity.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential loan originations in 2014.  If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

At December 31, 2015, portfolio single-family mortgage loans originated by CFBank totaled $23.1 million, or 7.6% of total loans.  Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85% of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance.  Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance.  Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family ARM loans, which totaled $11.9 million, or 14.5% of the single-family mortgage loan portfolio at December 31, 2015, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These purchased loans are classified as portfolio loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Northpointe maintains an ownership interest in each loan it participates.   Effective December 18, 2014, the participation agreement was amended and CFBank agreed to increase the level of interest in loans it purchases from Northpointe from 80% to 95% of the aforementioned loans.  As a result, Northpointe now maintains a 5% (reduced from 20%) ownership interest in each loan it participates.  See Note 4 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity.    Commercial real estate and multi-family residential mortgage loan balances  increased $5.5 million to $125.4 million at December 31, 2015.  This represented an increase of 4.6% over the $119.9 million balance at December 31, 2014.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property.  An independent appraisal of the property is required on all loans greater than or equal to $250,000.  In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history.  We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans.  At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years.   We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate.  See Note 20 to the Consolidated Financial Statements  included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity.  During 2015, commercial lending activity decreased by $2.8 million, or 6.0%, to $43.7 million at year-end 2015.   We originate commercial loans primarily to businesses located within our primary market area. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the company, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed-rate loans are generally limited to a maximum term of five years.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. With some economic improvement in our market areas, there was also an increase in commercial building activity. During 2015, construction loans increased by $1.0 million, or 4.3%, to $24.7 million compared to the $23.6 million in the portfolio at year-end 2014.   The additional capital has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits.  At December 31, 2015, the consumer loan portfolio totaled $27.9 million, which was 9.2% of gross loans receivable.  During 2015, the consumer loan portfolio grew $6.0 million, or 27.3% over the year-end 2014 balance of $21.9 million.

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

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for detailed information on criticized and classified loans as of December 31, 2015 and 2014.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2015, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	1	$72
Single-family residential real estate	3	27
Multi-family residential real estate	1	179
Commercial real estate	9	3,669
Home equity lines of credit	3	243
Total	17	$4,190

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented in the table below represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2015				December 31, 2014				December 31, 2013
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of	of	of	of	of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	-	$-	12	$640	2	$46	9	$549	1	$36	10	$479
Multi-family	-	-	-	-	-	-	-	-	-	-	1	1,701
Commercial	-	-	1	446	-	-	1	477	-	-	5	2,943
Consumer loans:
Home equity lines of credit	-	-	2	115	-	-	2	153	-	-	1	52
Home equity loans	-	-	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	2	10	-	-	-	11	-	-
Commercial loans	1	9	3	224	-	-	3	369	-	-	2	563
Total delinquent loans	1	$9	18	$1,425	4	$56	15	$1,548	1	$47	19	$5,738

Delinquent loans as a percent of total loans		.00%		.47%		.02%		.59%		.02%		2.78%

	December 31, 2012				December 31, 2011
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	2	$122	5	$113	7	$281	11	$736
Multi-family	-	-	2	2,082	-	-	3	4,996
Commercial	-	-	9	3,438	1	51	6	2,356
Consumer loans:
Home equity lines of credit	-	-	1	9	-	-	3	166
Home equity loans	-	-	-	-	1	30	-	-
Automobile	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-
Commercial loans	1	65	3	714	-	-	1	47
Total delinquent loans	3	$187	20	$6,356	9	$362	24	$8,301

Delinquent loans as a percent of total loans		.12%		4.02%		.23%		5.28%

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

	At December 31,
	2015	2014	2013	2012	2011
Loans past due over 90 days still on accrual	$-	$-	$-	$-	$-
Nonaccrual loans:
Single-family real estate	640	549	479	113	736
Multi-family real estate	-	-	1,701	2,082	4,996
Commercial real estate	446	477	2,943	3,438	2,356
Consumer	115	153	52	9	166
Commercial	224	369	563	714	47
Total nonaccrual loans	1,425	1,548	5,738	6,356	8,301

Total nonperforming loans	1,425	1,548	5,738	6,356	8,301
REO	1,636	1,636	1,636	1,525	2,370
Other foreclosed assets	-	-	-	-	-
Total nonperforming assets	3,061	3,184	7,374	7,881	10,671
Troubled Debt Restructurings (1)	4,920	5,233	3,517	3,684	4,597
Total nonperforming and troubled debt restructurings	$7,981	$8,417	$10,891	$11,565	$15,268
Nonperforming loans to total loans	0.47%	0.59%	2.70%	4.02%	5.28%
Nonperforming assets to total assets	0.87%	1.01%	2.88%	3.66%	4.25%

(1)	TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The $123,000 decrease in nonperforming loans in 2015 compared to 2014 was primarily due to loan payments and payoffs.  There were  $149,000 in loans that became nonperforming in 2015 related to four single family residential loans.

CFBank has seen steady improvement in the credit quality of its level of nonperforming loans over the last three years.  The majority of the nonperforming loans were primarily related to deterioration in the commercial, multi-family residential real estate, commercial real estate, and home equity lines of credit portfolios as a result of the sustained adverse economic conditions and its effect on collateral values and borrowers’ ability to make loan payments.  For the year ended December 31, 2015, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $94,000.  There was no interest income recognized on nonaccrual loans in 2015.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”). Loans restructured in 2015 identified as TDRs totaled $18,000.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $356,000 in TDRs at December 31, 2015, while non-accrual loans included $422,000 of TDRs at December 31, 2014.

At year-end 2015 there were a total of $5.3 million of TDRs, including $1.6 million in multi-family loans, $2.8 million in commercial real estate loans, $249,000 in land loans, $128,000 in single family residential loans and $199,000 in commercial loans which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on nonperforming loans and TDRs as of December 31, 2015 and 2014.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan Losses (ALLL).  The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $6.6 million at December 31, 2015, and increased $304,000, or 4.8%, from $6.3 million at December 31, 2014.  The increase in the ALLL is due to a combination of factors including a  15.3% increase in overall loan balances and net recoveries during the twelve months ended December 31, 2015, which was partially offset by continuous improvement in credit quality and a 8.0% decrease in nonperforming loans.  The ratio of the ALLL to total loans was 2.18% at December 31, 2015, compared to 2.39% at December 31, 2014.  In addition, the ratio of the ALLL to nonperforming loans improved to 464.6% at December 31, 2015, compared to 408.0% at December 31, 2014.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2015; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the periods indicated.

	2015	2014	2013	2012	2011
ALLL, beginning of period	$6,316	$5,729	$5,237	$6,110	$9,758
Charge-offs:
Real estate loans:
Single-family	40	-	164	64	124
Multi-family	-	-	59	796	3,167
Commercial real estate	25	5	6	1,467	2,652
Consumer loans:
Home equity	41	26	17	126	241
Automobile	-	-	-	5	-
Other	10	-	6	34	18
Commercial loans	8	44	-	99	1,296
Total charge-offs	124	75	252	2,591	7,498

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	1	4	3	9	7
Multi-family	-	-	88	22	9
Commercial real estate	33	349	66	138	202
Consumer loans:
Home equity	113	24	29	17	27
Automobile	-	2	8	7	11
Other	6	-	13	16	2
Commercial loans	25	5	41	380	214
Total recoveries	178	384	248	589	472
Net charge-offs (Recoveries)	(54)	(309)	4	2,002	7,026
Provision for loan losses	250	278	496	1,129	3,375
Reclassification of ALLL on loan-related commitments	-	-	-	-	3
ALLL, end of period	$6,620	$6,316	$5,729	$5,237	$6,110
ALLL to total loans	2.18%	2.39%	2.69%	3.31%	3.89%
ALLL to nonperforming loans	464.56%	408.01%	99.85%	82.39%	73.61%
Net charge-offs (Recoveries) to ALLL	-0.82%	-4.89%	0.07%	38.23%	114.99%
Net charge-offs (recoveries) to average loans	-0.02%	-0.13%	0.00%	1.43%	3.97%

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

	At December 31,
	2015			2014			2013
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$691	10.44%	27.00%	$634	10.04%	19.51%	$120	2.09%	15.13%
Multi-family	705	10.65%	9.53%	818	12.95%	10.93%	1,262	22.03%	15.12%
Commercial real estate	2,710	40.94%	31.78%	2,541	40.23%	34.60%	2,325	40.58%	39.34%
Construction	561	8.47%	8.12%	442	7.00%	8.98%	119	2.08%	5.39%
Consumer loans:
Home equity lines of credit	474	7.16%	7.19%	441	6.98%	6.42%	139	2.43%	6.98%
Other	99	1.50%	1.98%	94	1.49%	1.90%	5.09%		.41%
Commercial loans	1,380	20.84%	14.40%	1,346	21.31%	17.66%	1,759	30.70%	17.63%
Total ALLL	$6,620	100.00%	100.00%	$6,316	100.00%	100.00%	$5,729	100.00%	100.00%

	At December 31,
	2012			2011
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$332	6.34%	27.21%	$207	3.39%	11.58%
Multi-family	1,396	26.66%	13.63%	1,470	24.06%	17.27%
Commercial real estate	1,946	37.16%	34.30%	1,863	30.49%	44.35%
Construction	-	.00%	0.01%	-	.00%	0.00%
Consumer loans:
Home equity lines of credit	241	4.60%	8.19%	272	4.45%	9.49%
Other	11.21%		.61%	17.28%		.78%
Commercial loans	1,311	25.03%	16.05%	2,281	37.33%	16.53%
Total ALLL	$5,237	100.00%	100.00%	$6,110	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $1.6 million at December 31, 2015 and 2014. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding foreclosed assets at December 31, 2015.  Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2015, the securities portfolio totaled $9.4 million.  At December 31, 2015, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements contained in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2015		2014		2013
Securities Available For Sale	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value
Corporate	$-	$-	$2,932	$2,936	$4,360	$4,363
State and Municipal	-	-	897	886	1,926	1,919
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	8,575	8,536	5,018	5,011	-	-
Mortgaged Back Securities	463	481	687	727	934	983
Collateralized mortgage obligations	339	351	860	885	2,354	2,408
Total temporarily impaired	$9,377	$9,368	$10,394	$10,445	$9,574	$9,673

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2015.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	1,002	0.64%	7,573	1.12%	-	0.00%	-	0.00%	8,575	1.07%
Mortgaged Back Securities	-	0.00%	105	7.05%	296	3.67%	62	7.01%	463	4.88%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	339	3.75%	339	3.75%
Total Securities Available For Sale	$1,002	0.64%	$7,678	1.20%	$296	3.67%	$401	4.25%	$9,377	1.35%

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

Pursuant to commitments made in connection with the termination of the Holding Company Order, the Holding Company was not permitted to declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB.  In addition, the Holding Company could not incur, increase or guarantee any debt without the prior written consent of the FRB.  The Holding Company was not restricted, however, from raising funds in the securities markets through equity offerings.  These commitments remained in place until January 8, 2016, but the restrictions are no longer applicable to the Holding Company after January 8, 21016.  See the section titled “Financial Condition – Stockholders’ equity” included in our 2015 Annual Report to Stockholders,  included as Exhibit 13.1 to this Form 10-K.

CFBank dividends serve as a potential source of liquidity to the Holding Company to meet its obligations.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFank remains well capitalized after the dividend payment.  Any future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.    See Note 2 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K.

The Holding Company’s available cash and cash equivalents totaled $2.7 million at December 31, 2015. Based on historical cash utilization rate and estimates of future requirements, there is sufficient liquidity to cover operating expenses for the foreseeable future.  See the section titled “Liquidity and Capital Resources” and Note 2  to the Consolidated Financial Statements contained in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding Holding Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 52.3%  of average deposit balances in 2015.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition.  Deposits are obtained predominantly from the areas in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits, as well as customer service and relationships with customers.  Prior to the release of the CFBank Order on January 23, 2014, we were prohibited from offering above-market interest rates and were subject to market rate limitations published by the FDIC when offering deposits to the general public.  Accordingly, rates offered by competing financial institutions affected our ability to attract and retain deposits.

At December 31, 2015, CFBank had $22.1 million in brokered deposits with maturity dates from January 2016 through May 2020. At December 31, 2015, cash, unpledged securities and deposits in other financial institutions totaled $25.6 million.

CFBank has been a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by banking regulation.  Customer balances in the CDARS program totaled $9.2 million at December 31, 2015 and decreased $856,000, or 8.4%, from $10.2 million at December 31, 2014.

While the CFBank Order was in place from May 2011 until January 2014, CFBank was prohibited from accepting or renewing brokered deposits, including CDARS balances.  CFBank received limited waivers from the prohibition on renewal of reciprocal CDARS deposits from the FDIC, and the restrictions were subsequently lifted upon the termination of the CFBank Order in January 2014.

Certificate accounts in amounts of $100,000 or more totaled $106.6 million at December 31, 2015,  maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)

Three months or less	$22,624	0.88%
Over 3 through 6 months	12,369	0.93%
Over 6 through 12 months	30,106	1.19%
Over 12 months	41,475	1.60%
Total	$106,574

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.  Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2015			2014			2013
		Percent	Average		Percent	Average		Percent	Average
	Average	of Total	Rate	Average	of Total	Rate	Average	of Total	Rate
	Balance	Average Deposits	Paid	Balance	Average Deposits	Paid	Balance	Average Deposits	Paid

Interest- bearing checking accounts	8,793	3.23%	0.02%	$8,911	3.81%	0.02%	$10,583	5.41%	0.02%
Money market accounts	72,819	26.78%	0.75%	41,556	17.79%	0.39%	38,662	19.77%	0.27%
Savings accounts	16,478	6.06%	0.10%	16,270	6.97%	0.10%	14,631	7.48%	0.10%
Certificates of deposit	142,320	52.34%	1.16%	134,203	57.44%	1.03%	109,850	56.16%	1.38%
Noninterest-bearing deposits:
Demand deposits	31,503	11.59%	-	32,681	13.99%	-	21,857	11.18%	-
Total Average Deposits	$271,913	100.00%	0.92%	$233,621	100.00%	0.78%	$195,583	100.00%	0.94%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2015.

	Period to Maturity from December 31, 2015				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2015	2014	2013
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$37,865	$2,377	$322	$218	$40,782	$78,444	$67,323
1.00 to 1.99%	49,508	23,730	10,870	5,797	89,905	34,781	16,791
2.00 to 2.99%	663	450	101	10,444	11,658	22,977	34,188
3.00 to 3.99%	100	-	-	-	100	243	242
4.00 to 4.99%	-	-	-	-	-	239	-
5.00% and above	499	-	-	-	499	499	499
Total certificate accounts	$88,635	$26,557	$11,293	$16,459	$142,944	$137,183	$119,043

See the section titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth.   The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $14.5 million at December 31, 2015.  Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $30.3 million at year-end 2015.    Immediately prior to January 1, 2014, due to regulatory considerations, CFBank was only eligible for future advances with a maximum maturity of 365 days.  On January 24, 2014, CFBank was notified by the FHLB that the restriction on the term of future advances had been lifted as a result of the CFBank Order being terminated effective January 23, 2014.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program.  The borrowings are collateralized by commercial and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $30.2 million at year-end 2015.  There were no amounts outstanding from the Federal Reserve Bank at December 31, 2015.  CFBank also had $1.0 million available in an unsecured line of credit with a  commercial bank at December 31, 2015.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.  There was no amount outstanding on this line of credit at December 31, 2015.    See the section titled “Liquidity and Capital Resources” contained in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

During the course of 2013, CFBank had engaged in certain loan participations that according to the structure of the transactions, did not qualify for sales accounting treatment, and were therefore accounted for as secured borrowings.  CFBank retains an ownership interest in these loans and provides customary servicing to the third-parties which are typically other community banks.   As of January 1, 2014, there were five loan participations classified as secured borrowings totaling $6.5 million.    During the first quarter of 2014, management amended its loan participation agreements to remove the language that disqualified the loan participations from sales accounting treatment and entered into amended loan participation agreements with the participating institutions with respect to the aforementioned loans.  There were no secured borrowing transactions as of December 31, 2015.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding subordinated debentures issued by the Company in 2003.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2015	2014	2013
Short-term FHLB advances and other borrowings:
Average balance outstanding	$5	$54	$123
Maximum amount outstanding at any month-end during the period	-	-	6,955
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	0.45%	0.21%	0.13%

Subsidiary Activities

As of December 31, 2015,  we maintained CFBank and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2015,  the Company had 45 full-time and 8  part-time employees.

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

For information with respect to the operating and other restrictions imposed on the Holding Company and CFBank by the FRB and the OCC as a result of the Orders, see the section above titled “Regulatory Order Considerations.”

Recently Enacted Regulatory Reform. Federal regulators continue to implement provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010.   The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  Currently, federal regulators are still in the process of drafting the implementing regulations for some portions of the Dodd-Frank Act.  The following discussion summarizes significant aspects of the new law that may affect the Holding Company and CFBank:

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

Many provisions of the Dodd-Frank Act have not yet been fully implemented and will require interpretation and rule making by federal regulators. While the full effect of the Dodd-Frank Act on us cannot currently be determined, the law and its implementing rules and regulations are likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on our operations, all of which may have a material adverse affect on our operating results and financial condition.

Regulation of the Holding Company

General. The Holding Company, as a unitary savings and loan holding company, is subject to regulation, periodic examination, enforcement authority and oversight by the FRB. As a subsidiary of a savings and loan holding company, CFBank is also subject to certain restrictions in its dealings with the Holding Company and its affiliates.

Capital. Historically, savings and loan holding companies were not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Pursuant to the Dodd-Frank Act, there was a five year transition period such that the capital requirements for savings and loan holding companies went into effect on July 21, 2015.  In April 2015, however, the FRB issued a final rule which extended application of the FRB’s Small Bank Holding Company Policy Statement to savings and loan holding companies and increased the size limitation for qualifying bank holding companies from $500 million to $1 billion of total consolidated assets.  Under the Small Bank Holding Company Policy Statement, qualifying holding companies are exempt from the FRB’s risk-based capital and leverage rules.  Holding companies, including savings and loan holding companies, qualify for exemption under the Small Bank Holding Company Policy if they have less than $1 billion in total consolidated assets and meet certain qualitative requirements, including not engaging in significant nonbanking activities and not conducting significant off-balance sheet activities.

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

The investment and lending authority of federal savings institutions are prescribed by federal laws and regulations, and federal savings institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  In addition, all savings institutions, including CFBank, are required to maintain QTL status to avoid certain restrictions on their operations.  This status is maintained by meeting the QTL test, which requires a savings institution to have a designated level of thrift-related assets generally consisting of residential housing related loans and investments, thereby indirectly limiting investment in other assets.  At December 31, 2015, CFBank met the QTL test and has met the test since its effectiveness.  If CFBank loses QTL status, it would become subject to national bank investment and activity limits.

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

The capital standards generally require core capital equal to at least 4.0% of adjusted total assets.  Core capital consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships.  The OCC also requires savings institutions to have total capital of at least 8.0% of risk-weighted assets.  Total capital consists of core capital, as defined above, and supplementary capital.  Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets.  The OCC is also authorized to require a savings institution to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities.  In determining the amount of risk-weighted assets, all assets, including certain off-balance-sheet items, are multiplied by a risk weight determined based on the risk inherent in the type of asset.

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  Following the termination of  the CFBank Order effective January 23, 2014, CFBank remained subject to the heightened capital requirements imposed by the OCC and was required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets until December 23, 2015.  CFBank met the heightened capital requirements imposed by the OCC at December 31, 2014, and was no longer subject to the heightened capital requirements at December 31, 2015.    See Note 2-Regulatory Order Considerations and Note 19-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet, one of several risk weights is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.  Some of the risk weightings were changed effective January 1, 2015.

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

FDIC Regulation and Insurance of Accounts.  CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  Effective July 21, 2010, the basic deposit insurance level was increased to $250,000.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions.  Our deposit insurance premiums for the year ended December 31, 2015 were $421,000, which increased from the previous year due to an increase in the assessment base upon which the insurance premiums are calculated.  Generally, FDIC insurance premiums have increased in recent years and may continue to increase due to strains on the FDIC deposit insurance fund.

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

In addition, the FDIC has proposed changing the deposit insurance premium assessment method for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years.  The proposed changes would revise the financial ratios method so that it would be based on a statistical model estimating the probability of failure of a bank over three years; update the financial measures used in the financial ratios method consistent with the statistical model; and eliminate risk categories for established small banks and use the financial ratios methods to determine assessment rates for all such banks (subject to minimum or maximum initial assessment rates based upon a bank’s composite examination rating).

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

Generally, for savings institutions such as CFBank, it is required that before and after the proposed distribution the institution remain well-capitalized.  Savings institutions may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC.   Pursuant to the CFBank Order and the commitments applicable to CFBank following the termination of the CFBank Order, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC.  These commitments remained in place until December 23, 2015, but the restrictions are no longer applicable to CFBank after December 23, 2015.

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory requirements, policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely in shares) the Company’s common stock, for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.  See Note 2-Regulatory Order Considerations and Note 19-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2015. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  The Company recorded a deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in 2009 and continuing through the year ended December 31, 2014.  The Company maintained this valuation allowance against the net deferred tax assets at December 31, 2014 based on its estimate of future reversal and utilization.  As a result, there was no income tax benefit recorded for the year ended December 31, 2014.

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2015, in part because the Company had achieved seven consecutive quarters of pretax income, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of $3.2 million.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of the Bank and provided working capital for the holding company. The result of the change in stock ownership associated with the stock offering, within the guidelines of Section 382 of the Internal Revenue Code of 1986, was that the Company incurred an ownership change. At year-end 2015, the Company had net operating loss carryforwards of $25,166, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $105, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2015.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.   Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

See Note 14 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans.  Because we have a significant amount of real estate loans, additional decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.  Moreover, our market activities are concentrated in the following Ohio counties:  Summit County, and contiguous counties through our office in Fairlawn, Ohio; Franklin County, and contiguous counties through our office in Worthington, Ohio; Columbiana County, and contiguous counties through our offices in Wellsville and Calcutta, Ohio;  and Cuyahoga County, and contiguous counties through our loan production office in Woodmere, Ohio.   Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.  Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

We may not be able to maintain consistent earnings or profitability.

Although we achieved operating profits in 2015 and 2014, we had incurred net operating losses in each of the previous five years.  While our operating performance has improved since August 2012, there is no assurance that we will be able to maintain profitability in future periods, or that our earnings will be consistent or increase in the future. In addition, if earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.

We may not be able to effectively manage our growth.

We have experienced significant growth in the amount of our total loans in the past two years.  Since January 1, 2014, our total loans have grown by $40.3 million, or 15.3%, and our total assets have grown by $35.7 million, or 11.3%.  In addition, we expanded into the Cleveland market through the opening of a loan production office in Woodmere (Eton), Ohio in January 2014.  Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth.  We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion.  If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of nonperforming assets will fluctuate.  Although we have made progress in reducing our level of nonperforming assets during 2015 and 2014, and remain committed to aggressive workout efforts, our nonperforming assets could remain at higher than desired levels for the immediate future.  If housing and real estate markets resume decline, we expect that we will experience increased delinquencies and credit losses.  Current levels of, or an increase in our nonperforming assets, credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

Various federal and state statutory provisions and regulations limit the amount of dividends that CFBank may pay to the Holding Company without regulatory approval.  Under these laws and regulations, the amount of dividends that may be paid by CFBank in any calendar year is generally limited to the current year’s net profits, combined with the retained net profits of the preceding two years.  In addition, the FRB has issued policy statements that provide that insured banks and bank and savings holding companies should generally only pay dividends out of current operating earnings.  Thus, the ability of CFBank to pay dividends in the future is currently influenced, and could be further influenced, by bank regulatory policies and capital guidelines and may restrict the Holding Company’s ability to declare and pay dividends on its common shares.  The ability of CFBank and any other subsidiaries to pay dividends to the Holding Company is also subject to their profitability, financial condition, capital expenditures and other cash flow requirements and contractual obligations.    There can be no guaranty that CFBank will be able or permitted to pay dividends to the Holding Company in the future, and any such future dividends by CFBank would be based on future earnings and, if necessary, regulatory approval.

Deposit insurance premiums may increase and have a negative effect on our results of operations.

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions.  The costs of resolving bank failures has increased during the last few years and decreased the DIF.  The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums.  If the costs of future bank failures increase, the deposit insurance premiums required to be paid by CFBank may also increase.  In addition, the FDIC has proposed changes to its assessment system for banks with less than $10 billion in assets that have been insured by the FDIC for at least five years.  It is unclear how a final new assessment system might impact deposit insurance premiums in the future.

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

The Dodd-Frank Act was signed into law on July 21, 2010 and, although it became generally effective in July 2010, many of its provisions have extended implementation periods and delayed effective dates and have and will continue to require extensive rulemaking by regulatory authorities.  In addition, we may be subjected to higher deposit insurance premiums to the FDIC.  We may also be subject to additional regulations under the newly established Consumer Financial Protection Bureau, which was given broad authority to implement new consumer protection regulations.  These and other provisions of the Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, may place significant additional costs on us, impede our growth opportunities and place us at a competitive disadvantage.  In addition, we cannot predict whether there will be additional new laws or regulations that might affect the Company and result in material adverse effects on our financial condition and results of operations.

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the Basel III Capital Rules result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules will also revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in by January 1, 2019.  Although the implementation of Basel III, once fully phased in, is not expected to have a material impact on our capital ratios, any future changes to capital requirements could have such an effect.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conduct our business through four branch offices located in Summit, Columbiana, and Franklin Counties, Ohio, and a loan production office in Cuyahoga County, Ohio.  The net book value of the Company’s properties totaled $3.2 million at December 31, 2015.   During 2014, CFBank entered into new lease agreements for an office location in Fairlawn, Ohio and in Woodmere, Ohio in Cuyahoga County for the location of a loan production office.  See Note 8 to the Consolidated Financial Statements included in our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for further discussion.

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

Item 4.    Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During the fiscal quarter ended December 31, 2015, the Company did not repurchase any of its securities.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated herein by reference from our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Market Prices and Dividends Declared.

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Quantitative and Qualitative Disclosures about Market Risks” therein.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

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

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2015, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2015 were effective.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2015 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”  therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2016 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Provided below is information regarding our executive officers:

3
Name	Age at December 31, 2015	Position held with the Holding Company and/or Subsidiaries
Robert E. Hoeweler	68	Chairman of the Holding Company and CFBank
Timothy T. O’Dell	62	President and Chief Executive Officer of the Holding Company and CFBank;
John W. Helmsdoerfer	57	Chief Financial Officer of the Holding Company and CFBank; Treasurer of the Holding Company

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

Mr. O’Dell is the President and CEO and Director of CFBank and the Holding Company.  Prior to joining CFBank in 2012, Mr. O’Dell owned and operated a consulting company specializing in providing advisory services to a number of privately held enterprises in construction, health care, real estate and professional services.  Mr. O’Dell spent 22 years at Fifth Third Bank, and was a senior executive with Fifth Third’s Central Ohio operations for 12 of those years, concluding his tenure serving as President and Chief Executive Officer. At Fifth Third’s Central Ohio Affiliate, Mr. O’Dell also served as Executive Vice President and senior lender and managed its commercial banking and residential, commercial real estate divisions.  Previously he managed the Asset Based Lending Division for Fifth Third Bank engaged in financing growth companies and acquisition financing.  During his tenure, Fifth Third’s Central Ohio division grew by $4 billion in deposits and $5 billion in loans from organic growth and through strategic acquisitions.  Mr. O’Dell served on the board of the Columbus Chamber of Commerce and The Ohio State University Medical Center, and he was a founding investor in the Ohio TechAngel Venture Fund.  Mr. O'Dell holds a B.B.A. from Marshall University.

Mr. Helmsdoerfer has been the CFO of the Holding Company and CFBank since March 2013.  As a CPA with over 30 years of financial experience, which includes Big Four public accounting and 24 years as a CFO, he has a diverse finance and operations background in addition to his financial services background.  Prior to joining CFBank, Mr. Helmsdoerfer spent 18 years with Fifth Third Bank where he held positions as both a CFO and Regional CFO for the Central Ohio affiliate and region.   He also served as CFO for Nationwide Bank and Wilmington Savings Bank during his career.   Mr. Helmsdoerfer holds a B.S.B.A degree from Miami University where he graduated cum laude.

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2016 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”    Copies of Section 16 reports, Forms 3, 4 and 5 are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

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

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2016 Proxy Statement, under the caption “CORPORATE GOVERNANCE.”

Item 11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2016 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2016 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2016 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-EQUITY COMPENSATION PLAN INFORMATION,” and from our 2015 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 16 – Stock-Based Compensation” therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2016 Proxy Statement, under the caption “CORPORATE GOVERNANCE-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” AND “CORPORATE GOVERNANCE-DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated by reference from our 2016 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

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
President and Chief Executive Officer
Date: March 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 23, 2016
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 23, 2016
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 23, 2016
Thomas P. Ash

/s/ James H. Fraunberg II	Director	March 23, 2016
James H. Fraunberg II

/s/ Edward W. Cochran	Director	March 23, 2016
Edward W. Cochran

/s/ Robert H. Milbourne	Director	March 23, 2016
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
10.3*

Form of Incentive Stock Options Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.4*

Form of Non-Qualified Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.5*

Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.6*

Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2015
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

____________________________________________________________________________________________________________

*Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K