Form 10-Q
period 2016-03-31
CENTRAL FEDERAL CORP
filed 2016-05-10
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes [  ]     No[X]

As of May 6, 2016, there were 16,024,210 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$24,779	$25,895
Interest-bearing deposits in other financial institutions	-	-
Securities available for sale	9,372	9,368
Loans held for sale, at fair value	1,598	889
Loans, net of allowance of $6,716 and $6,620	300,479	297,064
FHLB stock	1,942	1,942
Foreclosed assets, net	1,636	1,636
Premises and equipment, net	3,561	3,609
Bank owned life insurance	4,830	4,797
Accrued interest receivable and other assets	5,154	6,093
Total assets	$353,351	$351,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$37,266	$42,926
Interest bearing	255,168	247,541
Total deposits	292,434	290,467
FHLB advances	14,500	14,500
Advances by borrowers for taxes and insurance	353	656
Accrued interest payable and other liabilities	2,369	2,203
Subordinated debentures	5,155	5,155
Total liabilities	314,811	312,981

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 16,135,917 in 2016 and 16,135,917 in 2015	161	161
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at March 31, 2016 and December 31, 2015	5	5
Additional paid-in capital	59,994	59,937
Accumulated deficit	(18,435)	(18,537)
Accumulated other comprehensive income	60	(9)
Treasury stock, at cost; 111,707 shares of common stock	(3,245)	(3,245)
Total stockholders' equity	38,540	38,312
Total liabilities and stockholders' equity	$353,351	$351,293

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$3,279	$2,946
Securities	30	35
FHLB stock dividends	20	20
Federal funds sold and other	29	17
	3,358	3,018
Interest expense
Deposits	589	485
FHLB advances and other debt	58	57
Subordinated debentures	45	40
	692	582
Net interest income	2,666	2,436
Provision for loan losses	50	75
Net interest income after provision for loan losses	2,616	2,361

Noninterest income
Service charges on deposit accounts	173	116
Net gains on sales of loans	28	84
Net gain (loss) on sales of securities	-	(12)
Earnings on bank owned life insurance	33	32
Other	70	135
	304	355
Noninterest expense
Salaries and employee benefits	1,152	1,220
Occupancy and equipment	134	139
Data processing	275	249
Franchise and other taxes	88	80
Professional fees	324	244
Director fees	47	33
Postage, printing and supplies	54	72
Advertising and promotion	17	45
Telephone	31	25
Loan expenses	31	37
Foreclosed assets, net	33	46
Depreciation	53	52
FDIC premiums	114	104
Regulatory assessment	28	51
Other insurance	31	30
Other	42	38
	2,454	2,465
Income before incomes taxes	466	251
Income tax expense	150	-
Net income	316	251
Dividends on Series B preferred stock and accretion of discount	(214)	(214)
Net income attributable to common stockholders	$102	$37

Earnings per common share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Net income	$316	$251
Other comprehensive income:
Unrealized holding gain arising during the period related to securities available for sale, net of tax of $37 and $0	69	34
Less: reclassification adjustment for net losses realized during the period on investment securities available for sale, net of tax of $0 and $0	-	12
Other comprehensive income (loss), net of tax	69	46
Comprehensive income	$385	$297

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2016	$161	$5	$59,937	$(18,537)	$(9)	$(3,245)	$38,312
Net income				316			316
Other comprehensive income (loss)					69		69
Restricted option expense, net of forfeitures			22				22
Stock option expense, net of forfeitures			8				8
Cash dividends declared on Series B preferred stock and accretion of discount			27	(214)			(187)
Balance at March 31, 2016	$161	$5	$59,994	$(18,435)	$60	$(3,245)	$38,540

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2015	$159	$5	$59,696	$(22,157)	$51	$(3,245)	$34,509
Net income (loss)				251			251
Other comprehensive income (loss)					46		46
Stock option expense, net of forfeitures			35				35
Cash dividends declared on Series B preferred stock and accretion of discount			27	(214)			(187)
Balance at March 31, 2015	$159	$5	$59,758	$(22,120)	$97	$(3,245)	$34,654

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 31,
	2016	2015

Net Income	$316	$251
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	50	75
Depreciation	53	52
Amortization, net	(8)	(6)
Net loss on sales of securities	-	12
Originations of loans held for sale	(2,936)	(12,123)
Proceeds from sale of loans held for sale	2,255	14,134
Net gains on sales of loans	(28)	(84)
Earnings on bank owned life insurance	(33)	(32)
Stock-based compensation expense	30	35
Change in deferred income taxes	(31)	-
Net change in:
Accrued interest receivable and other assets	939	362
Accrued interest payable and other liabilities	166	(135)
Net cash from operating activities	773	2,541

Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	86	1,073
Loan originations and payments, net	(4,567)	(10,049)
Proceeds from the sale of loans	1,124	-
Additions to premises and equipment	(6)	(6)
Net cash used by investing activities	(3,363)	(8,982)

Cash flows from financing activities
Net change in deposits	1,964	2,415
Proceeds from FHLB advances	-	2,500
Repayments on FHLB advances	-	(2,500)
Net change in advances by borrowers for taxes and insurance	(303)	(100)
Cash dividends paid on Series B preferred stock	(187)	(187)
Net cash from financing activities	1,474	2,128

Net change in cash and cash equivalents	(1,116)	(4,313)

Beginning cash and cash equivalents	25,895	28,207

Ending cash and cash equivalents	$24,779	$23,894

Supplemental cash flow information:
Interest paid	$687	$578

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$-	834
Dividends payable on Series B preferred stock	187	187

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three months ended March 31, 2016 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2015 (referred to herein as the “2015 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

Joint Ventures:  The Holding Company has contributed funds into a series of joint ventures (equity stake) for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources.  The funding for the joint ventures is related to shorter term operating activities and is related to the development of single family real estate in the form of condominiums.  Income is recognized based on a rate of return on the outstanding investment balance.  As units are sold, the Holding Company receives an additional incentive payment, which is recognized as income.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Earnings Per Common Share: The two-class method is used in the calculation of basic and diluted earnings per share.  Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (unvested share-based payment awards) according to dividends declared (or accumulated) and participation rights in undistributed earnings.  The factors used in the earnings per share computation follow:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Basic
Net income	$316	$251
Dividends on Series B preferred stock and accretion of discount	(214)	(214)
Net income allocated to common stockholders	$102	$37

Weighted average common shares outstanding including unvested share-based payment awards	16,024,210	15,823,710
Less: Unvested share-based payment awards	-	-
Average shares	16,024,210	15,823,710
Basic earnings per common share	$0.01	$0.00

Diluted
Net earnings allocated to common stockholders	$102	$37

Weighted average common shares outstanding for basic earnings per common share	16,024,210	15,823,710
Add: Dilutive effects of assumed exercises of stock options	9,778	7,444
Add: Dilutive effects of assumed exercises of Series B preferred stock	-	-
Average shares and dilutive potential common shares	16,033,988	15,831,154
Diluted earnings per common share	$0.01	$0.00

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share.

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Stock options	394,196	456,396
Series B preferred stock	6,857,143	6,857,143
Stock warrants	1,152,125	1,152,125

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentations and disclosure requirements of financial instruments.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option.  The Company will adopt the methodologies prescribed by the ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), the long-awaited new standard on lease accounting.  Under the new ASU, lessees will recognize lease assets and liabilities on their balance sheet for all leases with terms of more than 12 months.  The new lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP.  One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for today.  The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with today’s operating leases.  Lessor accounting under the new standard is fundamentally consistent with existing GAAP.  Lessees and lessors would be required to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases.  These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities.  For public business entities, the final leases standard will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  Early application is permitted.  The Company will adopt the methodologies prescribed by this ASU by the date required.  Adoption of the ASU is not expected to have a significant effect on the Company's consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The FASB has issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.  The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU.  For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The amendments should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance.  Upon transition, an entity is required to comply with the applicable disclosures for a change in an accounting principle. These disclosures include the nature of and reason for the change in accounting principle, the transition method, a description of the prior-period information that has been retrospectively adjusted and the effect of the change on the financial statement line items, i.e., debt issuance cost asset and the debt liability.  The Company has adopted the methodologies prescribed by this ASU.  Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Reclassifications

Reclassification of certain amounts in the 2015 consolidated financial statements have been made to conform to the 2016 presentation.

NOTE 2- REGULATORY ORDER CONSIDERATIONS

Regulatory Order Considerations:

On May 25, 2011, the Holding Company and CFBank each consented to the issuance of an Order to Cease and Desist (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) by the Office of Thrift Supervision (the “OTS”), the primary regulator of the Holding Company and CFBank at the time the Orders were issued.  In July 2011, in accordance with the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Federal Reserve Board (the “FRB”) replaced the OTS as the primary regulator of the Holding Company and the Office of the Comptroller of the Currency (the “OCC”) replaced the OTS as the primary regulator of CFBank.    The Orders imposed significant directives applicable to the Holding Company and CFBank, including requirements that we maintain heightened capital levels, reduce the level of our classified and criticized assets, achieve growth and operating metrics in line with an approved business plan, and comply with restrictions on brokered deposits and on certain types of lending and prohibitions on dividends and repurchases of our capital stock.

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Notwithstanding the release of the CFBank Order, CFBank was required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12% until December 23, 2015.  In addition, in connection with the release and termination of the CFBank Order, CFBank made certain commitments to the OCC to continue to adhere to certain prudent practices, including, without limitation, maintaining a written program to continue to improve CFBank’s credit underwriting and administrative process; take actions to protect its interest in criticized assets as identified by CFBank, the OCC examiners or its external loan review process; implement its written program to effectively identify, monitor, control and continue to reduce the level of credit risk to CFBank; review and monitor progress against such plan with the Board of Directors; and continue CFBank’s aggressive workout efforts and individualized workout plans on all criticized assets greater than $250,000.  The foregoing commitments remained in place until December 23, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Notwithstanding the termination of the Holding Company Order, the Holding Company was required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments required the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.  The foregoing commitments remained in place until January 8, 2016.

The significant directives contained in the Orders and the commitments made by CFBank and the Holding Company in connection with the release and termination of the Orders provided challenges for the operation of our business and our ability to effectively compete in our markets over the past several years.  In addition, the Orders and our subsequent commitments to the regulators required that we obtain approval from our regulators for any deviations from our business plan, which limited our flexibility to make changes to the scope of our business activities.

Under the terms of the Holding Company Order, the Holding Company was prohibited from declaring or paying any dividends on its stock, repurchasing any of its stock, or making any capital contributions to CFBank except with the prior approval of the FRB.  In accordance with the commitments made by the Holding Company in connection with the release and termination of the Holding Company Order, the Holding Company remained subject to such restrictions until January 8, 2016.

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely in shares) the Company’s common stock, for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2016 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,566	$63	$1	$8,628
Mortgage-backed securities - residential	432	17	-	449
Collateralized mortgage obligations	283	12	-	295
Total	$9,281	$92	$1	$9,372

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,575	$4	$43	$8,536
Mortgage-backed securities - residential	463	18	-	481
Collateralized mortgage obligations	339	12	-	351
Total	$9,377	$34	$43	$9,368

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2016 or March 31, 2015.

There were no sales of securities for the three months ended March 31, 2016 or March 31, 2015; however, there was an early redemption of a municipal security during the first quarter of 2015 which is reflected in net gain (loss) on sales of securities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at March 31, 2016 and December 31, 2015 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2016		December 31, 2015
	(unaudited)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,002	$1,002	$1,002	$1,000
Due from one to five years	7,564	7,626	7,573	7,536
Mortgage-backed securities	432	449	463	481
Collateralized mortgage obligations	283	295	339	351
Total	$9,281	$9,372	$9,377	$9,368

Fair value of securities pledged was as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Pledged as collateral for:
FHLB advances	$3,491	$3,530
Public deposits	2,064	2,055
Interest-rate swaps	243	261
Total	$5,798	$5,846

At March 31, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes securities with unrealized losses at March 31, 2016 and December 31, 2015 aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2016 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$1,518	$1	$-	$-	$1,518	$1
Mortgage-backed securities - residential	-	-	-	-	-	-
Collateralized mortgage obligations	3	-	-	-	3	-
Total temporarily impaired	$1,521	$1	$-	$-	$1,521	$1

December 31, 2015	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$6,541	$43	$-	$-	$6,541	$43
Mortgage-backed securities - residential	-	-	-	-	-	-
Collateralized mortgage obligations	-	-	-	-	-	-
Total temporarily impaired	$6,541	$43	$-	$-	$6,541	$43

The unrealized losses in U.S Treasuries at March 31, 2016 are related to two securities.  The unrealized losses in U.S. Treasuries at December 31, 2015 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2016 and December 31, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31,	December 31,
	2016	2015
	( unaudited)
Commercial	$47,505	$43,744
Real estate:
Single-family residential	80,367	81,985
Multi-family residential	30,369	28,950
Commercial	98,116	96,488
Construction	23,064	24,662
Consumer:
Home equity lines of credit	23,250	21,837
Other	4,524	6,018
Subtotal	307,195	303,684
Less: ALLL	(6,716)	(6,620)
Loans, net	$300,479	$297,064

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a  95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At March 31, 2016 and December 31, 2015, CFBank held $38,572 and $43,517, respectively, of such loans which have been included in single-family residential loan totals above.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Loan Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2015 Audited Financial Statements.

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2016:

	Three months ended March 31, 2016 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,380	$691	$705	$2,710	$561	$474	$99	$6,620
Addition to (reduction in) provision for loan losses	106	50	17	(101)	(38)	50	(34)	50
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	46	-	46
Ending balance	$1,486	$741	$722	$2,609	$523	$570	$65	$6,716

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2015:

	Three months ended March 31, 2015 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,346	$634	$818	$2,541	$442	$441	$94	$6,316
Addition to (reduction in) provision for loan losses	88	65	(125)	(77)	99	23	2	75
Charge-offs	(8)	-	-	-	-	-	(10)	(18)
Recoveries	25	1	-	33	-	4	6	69
Ending balance	$1,451	$700	$693	$2,497	$541	$468	$92	$6,442

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of March 31, 2016 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$54	$1	$-	$27	$-	$-	$-	$82
Collectively evaluated for impairment	1,432	740	722	2,582	523	570	65	6,634
Total ending allowance balance	$1,486	$741	$722	$2,609	$523	$570	$65	$6,716

Loans:
Individually evaluated for impairment	$721	$287	$1,577	$3,627	$-	$-	$-	$6,212
Collectively evaluated for impairment	46,784	80,080	28,792	94,489	23,064	23,250	4,524	300,983
Total ending loan balance	$47,505	$80,367	$30,369	$98,116	$23,064	$23,250	$4,524	$307,195

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2015:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$1	$-	$14	$-	$-	$-	$20
Collectively evaluated for impairment	1,375	690	705	2,696	561	474	99	6,600
Total ending allowance balance	$1,380	$691	$705	$2,710	$561	$474	$99	$6,620

Loans:
Individually evaluated for impairment	422	$289	$1,590	$3,449	$-	$-	$-	$5,750
Collectively evaluated for impairment	43,322	81,696	27,360	93,039	24,662	21,837	6,018	297,934
Total ending loan balance	$43,744	$81,985	$28,950	$96,488	$24,662	$21,837	$6,018	$303,684

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at March 31, 2016.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2016.  Cash payments of interest on these loans during the three months ended March 31, 2016 totaled $79.

				Three months ended
	As of March 31, 2016 (unaudited)			March 31, 2016 (unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$36	$28	$-	$28	$-
Real estate:
Single-family residential	322	161	-	161	-
Multi-family residential	1,534	1,534	-	1,539	23
Commercial:
Non-owner occupied	546	446	-	446	-
Owner occupied	890	368	-	370	9
Land	-	-	-	-	-
Total with no allowance recorded	3,328	2,537	-	2,544	32

With an allowance recorded:
Commercial	694	693	54	701	2
Real estate:
Single-family residential	127	126	1	127	2
Multi-family residential	43	43	-	44	1
Commercial:
Non-owner occupied	2,213	2,214	21	2,217	33
Owner occupied	359	360	3	361	5
Land	284	239	3	242	4
Total with an allowance recorded	3,720	3,675	82	3,692	47
Total	$7,048	$6,212	$82	$6,236	$79

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2015.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2015.  Cash payments of interest during the three months ended March 31, 2015 totaled $83.

				Three months ended
	As of December 31, 2015			March 31, 2015 (unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$36	$28	$-	$69	$1
Real estate:
Single-family residential	322	161	-	171	-
Multi-family residential	1,545	1,545	-	1,574	23
Commercial:
Non-owner occupied	546	446	-	468	-
Owner occupied	688	167	-	180	10
Land	-	-	-	-	-
Total with no allowance recorded	3,137	2,347	-	2,462	34

With an allowance recorded:
Commercial	394	394	5	490	3
Real estate:
Single-family residential	128	128	1	123	2
Multi-family residential	45	45	-	51	1
Commercial:
Non-owner occupied	2,224	2,224	9	2,256	33
Owner occupied	363	363	1	377	5
Land	294	249	4	297	5
Total with an allowance recorded	3,448	3,403	20	3,594	49
Total	$6,585	$5,750	$20	$6,056	$83

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	March 31, 2016	December 31, 2015
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	214	224
Real estate:
Single-family residential	668	640
Multi-family residential	-	-
Commercial:
Non-owner occupied	446	446
Owner occupied	-	-
Land	-	-
Consumer:
Home equity lines of credit:
Originated for portfolio	20	20
Purchased for portfolio	94	95
Other consumer	-	-
Total nonaccrual	1,442	1,425
Total nonaccrual and nonperforming loans	$1,442	$1,425

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at March 31, 2016 or December 31, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2016 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$5	$-	$28	$33	$47,472	$186
Real estate:
Single-family residential	1,229	52	308	1,589	78,778	360
Multi-family residential	-	-	-	-	30,369	-
Commercial:
Non-owner occupied	-	-	446	446	60,631	-
Owner occupied	-	-	-	-	28,400	-
Land	-	-	-	-	8,639	-
Construction	-	-	-	-	23,064	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	20	-	20	22,204	20
Purchased for portfolio	94	-	-	94	932	94
Other	-	-	-	-	4,524	-
Total	$1,328	$72	$782	$2,182	$305,013	$660

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$9	$28	$37	$43,707	$196
Real estate:
Single-family residential	598	161	148	907	81,078	492
Multi-family residential	-	-	-	-	28,950	-
Commercial:
Non-owner occupied	-	446	-	446	57,573	446
Owner occupied	-	-	-	-	30,169	-
Land	-	-	-	-	8,300	-
Construction	-	-	-	-	24,662	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	20,789	20
Purchased for portfolio	-	-	-	-	1,048	95
Other	-	-	-	-	6,018	-
Total	$598	$616	$176	$1,390	$302,294	$1,249

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Troubled Debt Restructurings (TDRs):

From time to time, the terms of certain loans are modified as TDRs, where concessions are granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms.

As of March 31, 2016 and December 31, 2015,  TDRs totaled $5,212 and $5,276, respectively.  The Company allocated $33 and $20 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2016 and December 31, 2015, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2016 or December 31, 2015 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2016 and March 31, 2015, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the period ended March 31, 2016 and 2015.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended March 31, 2016 and 2015 that did not meet the definition of a TDR. These loans had a total recorded investment of $4,090 and $2,517 as of March 31, 2016 and 2015, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2016 and December 31, 2015, nonaccrual TDRs were as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Commercial	$185	$195
Real estate:
Single-family residential	161	161
Multi-family residential	-	-
Commercial:
Non-owner occupied	-	-
Owner occupied	-	-
Total	$346	$356

Nonaccrual loans at March 31, 2016 and December 31, 2015 do not include $4,866 and $4,920, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans by risk category and by class of loans as of March 31, 2016 and based on the most recent analysis performed follows.  There were no loans rated doubtful at March 31, 2016. (unaudited)

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$72	$44,924	$1,907	$602	$47,505
Real estate:
Single-family residential	79,675	-	-	692	80,367
Multi-family residential	-	29,669	523	177	30,369
Commercial:
Non-owner occupied	122	57,766	1,837	1,352	61,077
Owner occupied	-	24,982	3,049	369	28,400
Land	-	6,094	-	2,545	8,639
Construction	9,101	13,963	-	-	23,064
Consumer:
Home equity lines of credit:
Originated for portfolio	22,114	-	-	110	22,224
Purchased for portfolio	783	-	-	243	1,026
Other	751	3,773	-	-	4,524
	$112,618	$181,171	$7,316	$6,090	$307,195

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans by risk category and by class of loans as of December 31, 2015 follows.  There were no loans rated doubtful at December 31, 2015.

	Not Rated	Pass	Special Mention	Substandard	Total

Commercial	$83	$41,473	$1,892	$296	$43,744
Real estate:
Single-family residential	81,318	-	-	667	81,985
Multi-family residential	2,777	25,466	528	179	28,950
Commercial:
Non-owner occupied	125	54,674	1,852	1,368	58,019
Owner occupied	-	26,923	3,079	167	30,169
Land	-	5,720	-	2,580	8,300
Construction	11,252	13,410	-	-	24,662
Consumer:
Home equity lines of credit:
Originated for portfolio	20,677	-	-	112	20,789
Purchased for portfolio	802	-	-	246	1,048
Other	2,172	3,846	-	-	6,018
	$119,206	$171,512	$7,351	$5,615	$303,684

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

Loans held for sale:  Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors (Level 2).  During the second quarter of 2015, CFBank commenced activity and signed an agreement with the intent to sell its credit card portfolio to a third party.  As a result, as of June 30, 2015, the credit card portfolio was transferred to loans held for sale at the lower of cost or market of $175,000, which approximated fair value at the time of transfer.    In February 2016, the sale of the credit card portfolio was consummated.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2016 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,628
Mortgage-backed securities - residential	449
Collateralized mortgage obligations	295
Total securities available for sale	$9,372

Loans held for sale	1,598

Yield maintenance provisions (embedded derivatives)	$245

Interest rate lock commitments	$6

Financial Liabilities:
Interest-rate swaps	$245

Fair Value Measurements at December 31, 2015 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,536
Mortgage-backed securities - residential	481
Collateralized mortgage obligations	351
Total securities available for sale	$9,368

Loans held for sale	889

Yield maintenance provisions (embedded derivatives)	$213

Interest rate lock commitments	$8

Financial Liabilities:
Interest-rate swaps	$213

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2016 or December 31, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2016 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$139
Real Estate:
Single-family residential	126
Multi-family residential	43
Commercial:
Non-owner occupied	2,193
Owner occupied	209
Land	236
Total impaired loans	$2,946

Fair Value Measurements at December 31, 2015 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$143
Real Estate:
Single-family residential	128
Multi-family residential	45
Commercial:
Non-owner occupied	2,215
Owner occupied	213
Land	245
Total impaired loans	$2,989

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2016 or December 31, 2015.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,019 with a valuation allowance of $28, at March 31, 2016. There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2016 or 2015.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,050, with a valuation allowance of $16 at December 31, 2015.

During the three months ended March 31, 2016, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$139	Comparable sales approach	Adjustment for differences between the comparable market transactions	1.10%
Commercial real estate:
Single-family residential	126	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.23% , 4.63%) -.17%
Multi-family residential	43	Comparable sales approach	Adjustment for differences between the comparable market transactions	5.74%
Commercial:
Non-owner occupied	2,193	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.10%, 5.74%) 1.35%
Owner occupied	209	Comparable sales approach	Adjustment for differences between the comparable market transactions	-29.30%
Land	236	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.89%, 2.54%) .08%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$143	Comparable sales approach	Adjustment for differences between the comparable market transactions	1.10%
Commercial real estate:
Single -family residential	128	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.23% , 4.63%) -.17%
Multi-family residential	45	Comparable sales approach	Adjustment for differences between the comparable market transactions	5.74%
Commercial:
Non-owner occupied	2,215	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.10%, 5.74%) 1.35%
Owner occupied	213	Comparable sales approach	Adjustment for differences between the comparable market transactions	-29.30%
Land	245	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.89%, 2.54%) .08%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2016 or December 31, 2015.

As of March 31, 2016 and December 31, 2015, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Aggregate fair value	$1,598	$889
Contractual balance	1,592	884
Gain (loss)	6	5

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2016 and 2015 for loans held for sale were:

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
Interest income	$6	$29
Interest expense	-	-
Change in fair value	1	12
Total change in fair value	$7	$41

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at March 31, 2016 were as follows:

	Fair Value Measurements at March 31, 2016 Using (unaudited):
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,779	$24,779	$-	$-	$24,779
Securities available for sale	9,372	-	9,372	-	9,372
Loans held for sale	1,598	-	1,598	-	1,598
Loans, net	300,479	-	-	305,348	305,348
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	857	1	18	838	857
Yield maintenance provisions (embedded derivatives)	245	-	245	-	245
Interest rate lock commitments	6	-	6	-	6

Financial liabilities
Deposits	$(292,434)	$(146,927)	(146,401)	$-	$(293,328)
FHLB advances and other borrowings	(14,500)	-	(14,889)	-	(14,889)
Advances by borrowers for taxes and insurance	(353)	-	-	(353)	(353)
Subordinated debentures	(5,155)	-	(2,291)	-	(2,291)
Accrued interest payable	(49)	-	(49)	-	(49)
Interest-rate swaps	(245)	-	(245)	-	(245)

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

	Fair Value Measurements at December 31, 2015 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,895	$25,895	$-	$-	$25,895
Securities available for sale	9,368	-	9,368	-	9,368
Loans held for sale	889	-	889	-	889
Loans, net	297,064	-	-	295,498	295,498
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	831	1	21	809	831
Yield maintenance provisions (embedded derivatives)	213	-	213	-	213
Interest rate lock commitments	8	-	8	-	8

Financial liabilities
Deposits	$(290,467)	$(147,523)	$(143,236)	$-	$(290,759)
FHLB advances and other borrowings	(14,500)	-	(14,693)	-	(14,693)
Advances by borrowers for taxes and insurance	(656)	-	-	(656)	(656)
Subordinated debentures	(5,155)	-	(2,269)	-	(2,269)
Accrued interest payable	(44)	-	(44)	-	(44)
Interest-rate swaps	(213)	-	(213)	-	(213)

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

Advances by Borrowers for Taxes and Insurance

The carrying amount of advances by borrowers for taxes and insurance approximates fair value resulting in a Level 3 classification, consistent with the liability with which they are associated.

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

The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293, with the prior approval of the FRB.  The Holding Company paid the interest current on the subordinated debentures for all subsequent quarters through December 31, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.  Effective as of January 8, 2016, the Holding Company is no longer required to obtain the prior approval or non-objection of the FRB in order to pay current quarterly interest on the subordinated debentures.  The Company paid the interest current for the quarter ended March 31, 2016.  There were no accrued deferred payments at March 31, 2016 and December 31, 2015.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.48% at March 31, 2016 and 3.45% at December 31, 2015.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has issued awards under three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $30 and $35, respectively, for the three months ended March 31, 2016 and 2015.  The total income tax effect was $8 and $2, respectively, for the three months ended March 31, 2016 and 2015.

The Plans are all stockholder-approved and authorize stock option grants and restricted stock awards to be made to directors, officers and employees.  The 1999 Stock-Based Incentive Plan, which expired July 13, 2009, provided 38,778 shares of common stock for stock option grants and 15,511 shares of common stock for restricted stock awards.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provided for 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 1,500,000.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Stock Options:

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

There were no options granted or exercised during the three months ended March  31, 2016 and March 31, 2015 (unaudited).

A summary of stock option activity in the Plans for the three months ended March 31, 2016 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	566,696	$1.48
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled or Forfeited	(7,500)	1.43
Outstanding at end of period	559,196	$1.48	7.2	$-

Expected to vest	91,502	$1.43	7.5	$-

Exercisable at end of period	467,694	$1.49	7.1	$-

During the three months ended March 31, 2016, there were 7,500 stock options canceled or forfeited.  During the three months ended March 31, 2015, there were no stock options canceled or forfeited.  Previously recognized expense associated with nonvested forfeited shares was reversed.

As of March 31, 2016, there was $16 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 0.5 years.  Substantially all of the 91,502 nonvested stock options at March 31, 2016 are expected to vest.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.    There were no shares of restricted stock issued during the three months ended March 31, 2016 and 2015 (unaudited).

A summary of changes in the Company’s nonvested restricted shares for the year follows:

Nonvested Shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2016	200,500	$1.37
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at March 31, 2016	200,500	$1.37

As of March 31, 2016 and 2015, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $237 and $0, respectively.  There were no shares of restricted stock forfeited during the three months ended March 31, 2016 and 2015.  Also, there were no shares that vested during the three months ended March 31, 2016 and 2015.

There were 815,342 shares remaining available for stock option grants and restricted stock awards under the 2009 Plan at March 31, 2016.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the Basel III Capital Rules result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in by January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).  The Company’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs or classifications.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Company to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0% upon full implementation); 2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); 3) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5% upon full implementation); and 4) a minimum Leverage Ratio of 4.0%.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remained subject to the heightened capital requirements imposed by the OCC and was required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets, until December 23, 2015.  CFBank met these heightened capital requirements imposed by the OCC at March 31, 2016, and December 31, 2015.  See Note 2-Regulatory Order Considerations for additional information.

The following tables present actual and required capital ratios as of March 31, 2016 and December 31, 2015 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2016, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required-Basel III		Required-Basel III		Applicable Regulatory
	Actual		Phase-In Schedule		Fully Phased-In		Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2016 (unaudited)
Total Capital to risk
weighted assets	$42,029	13.69%	$26,500	8.63%	$32,243	10.50%	$30,707	10.00%

Tier 1 (Core) Capital to risk
weighted assets	38,155	12.43%	20,359	6.63%	26,101	8.50%	24,566	8.00%

Common equity tier 1 capital
to risk-weighted assets	38,155	12.43%	15,753	5.13%	21,495	7.00%	19,960	6.50%

Tier 1 (Core) Capital to
adjusted total assets (Leverage ratio)	38,155	10.89%	14,009	4.00%	14,009	4.00%	17,512	5.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

					To Be Well
					Capitalized Under			Required
			For Capital		Applicable Regulatory			Pursuant to
	Actual		Adequacy Purposes		Capital Standards			OCC Commitment (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio		Amount	Ratio

December 31,2015
Total Capital to risk
weighted assets	$41,528	13.67%	$24,310	8.00%	$30,388	10.00%	$	N/A	N/A

Tier 1 (Core) Capital to risk
weighted assets	37,694	12.40%	18,233	6.00%	24,310	8.00%		N/A	N/A

Common equity tier 1 capital
to risk-weighted assets	37,694	12.40%	13,675	4.50%	19,752	6.50%		N/A	N/A

Tier 1 (Core) Capital to
adjusted total assets	37,694	11.12%	13,557	4.00%	16,946	5.00%		N/A	N/A

(1)

 The heightened capital requirements were applicable to CFBank until December 23, 2015, under the CFBank Order and the subsequent commitments made by CFBank to the OCC.  See Note 2- Regulatory Order Considerations for additional information.

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test was met by CFBank at March 31, 2016 and December 31, 2015.

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

Dividend Restrictions:

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

Prior to January 8, 2016, any dividends by the Holding Company on its common stock or Series B Preferred Stock, and any dividends or capital contributions by CFBank to the Holding Company, were also subject to prior regulatory approval pursuant to the Orders and the commitments made by the Holding Company and CFBank in connection with the release of the Orders.  The Holding Company received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $2,849 at March 31, 2016 and $2,877 at December 31, 2015.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2016, CFBank had $743 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of March 31, 2016, CFBank was well-capitalized under regulatory capital standards

Summary information about the derivative instruments is as follows:

	March 31, 2016	December 31, 2015
	(unaudited)
Notional amount	$2,849	$2,877
Weighted average pay rate on interest-rate swaps	3.67%	3.67%
Weighted average receive rate on interest-rate swaps	0.47%	0.39%
Weighted average maturity (years)	3.7	4.0
Fair value of interest-rate swaps	$(245)	$(213)
Fair value of yield maintenance provisions	245	213

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2016 or 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $1,977 and  $1,560 of interest rate lock commitments related to residential mortgage loans at March 31, 2016 and December 31, 2015, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $6 and $8 at March 31, 2016 and December 31, 2015, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

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

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2015, in part because the Company had achieved seven consecutive quarters of pretax income, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of $3.2 million during the fourth quarter of 2015.

In 2012, The Company completed a recapitalization program through the sale of $22.5 million in common stock which improved the capital levels of CFBank and provided working capital for the holding company. The result of the change in stock ownership associated with the stock offering was that the Company incurred an ownership change, within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2015, the Company had net operating loss carryforwards of $25,166, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $105, which do not expire. As a result of the ownership change in connection with the 2012 stock offering, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

At December 31, 2015, the Company had a deferred tax asset recorded in the amount of $3.3 million, after reversing the valuation allowance mentioned above.  At March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits recorded.    The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2016 and 2015 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended March 31,
	2016	2015
	(unaudited)	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(9)	$51

Other comprehensive gain before reclassifications	69	34
Less amount reclassified from accumulated other comprehensive loss (2)	-	12
Net current-period other comprehensive income (loss)	69	46

Accumulated other comprehensive income (loss), end of period	$60	$97

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)

There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2016.  There was $12 reclassified out of other comprehensive income for the three months ended March 31, 2015 due to an early redemption on a municipal security.

NOTE 12- PREFERRED STOCK

Series B Preferred Stock:

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 13- COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  Subject to certain limitations, the Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a cash purchase price of $1.85 per share of common stock.

NOTE 14- SUBSEQUENT EVENT

In May 2016, the Company announced that its Board of Directors has adopted a stock repurchase program pursuant to which the Company may repurchase up to 3% of the Company's common stock over the next six months.  Any purchases under the repurchase program will be made from time to time in the open market in accordance with applicable federal and state securities laws and regulations.  The timing and amount of any stock repurchases will be determined by the Company's management based on its evaluation of market conditions, regulatory requirements and other corporate considerations.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

Statements in this quarterly report that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank (collectively referred to as the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  The following, among other factors, could cause such differences:

•

changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans;

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

•	our ability to continue to meet regulatory requirements and guidelines to which we are subject;
•	our ability to generate profits in the future;
•	our ability to raise additional capital in the future, if necessary;
•	changes in tax laws, rules and regulations;
•	increases in deposit insurance rates or premiums;
•	further legislative and regulatory changes which may increase compliance costs and burdens;
•	unexpected losses of key management;
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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses,  and  taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses.  In general, results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and require us to increase the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

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

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Following the release of the CFBank Order, CFBank was required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12% until December 23, 2015.  In addition, in connection with the release and termination of the CFBank Order, CFBank made certain commitments to the OCC to continue to adhere to certain prudent practices, including, without limitation, maintaining a written program to continue to improve CFBank’s credit underwriting and administrative process; take actions to protect its interest in criticized assets as identified by CFBank, the OCC examiners or its external loan review process and implement its written program to effectively identify, monitor, control and continue to reduce the level of credit risk to CFBank; review and monitor progress against such plan with the Board of Directors and continue CFBank’s aggressive workout efforts and individualized workout plans on all criticized assets greater than $250,000.  The foregoing commitments remained in place until December 23, 2015.

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

The significant directives contained in the Orders and the commitments made by CFBank and the Holding Company in connection with the release and termination of the Orders provided challenges for the operation of our business and our ability to effectively compete in our markets over the past several years.  In addition, the Orders and our commitments to the regulators, as described above, required that we obtain approval from our regulators for any deviations from our business plan, which limited our flexibility to make changes to the scope of our business activities.  We also incurred significant additional regulatory compliance expense in connection with the Orders and our regulatory commitments.  Although we are no longer subject to the Orders or the regulatory commitments made following the release of the Orders, we remain subject to extensive supervision and regulation by our regulators and it is possible that regulatory compliance expenses could continue to have a material adverse impact on us in the future.

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $3.1 million in cash and cash equivalents at March 31, 2016.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

General.  Assets totaled $353.4 million at March 31, 2016 and increased $2.1 million, or 0.6%, from $351.3 million at December 31, 2015.  The increase was primarily due to a $3.4 million increase in net loan balances, partially offset by a $1.1 million decrease in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents totaled $24.8 million at March 31, 2016 and decreased $1.1 million, or 4.3%, from $25.9 million at December 31, 2015.  The decrease in cash and cash equivalents was primarily due to the use of cash to fund loan growth.

Securities. Securities available for sale totaled $9.4 million at March 31, 2016 and remained constant compared to  $9.4 million December 31, 2015.

Loans.    Net loans totaled $300.5 million at March 31, 2016 and increased $3.4 million, or 1.1%, from $297.1 million at December 31, 2015.    The increase was primarily due to a $3.8 million increase in commercial loan balances, a $1.6 million increase in commercial real estate loan balances, and a $1.4 million increase in multi-family loan balances, partially offset by a $1.6 million decrease in single-family residential loans balances and a $1.6 million decrease in construction loan balances.  The increase in commercial loan balances, commercial real estate and multi-family loans was due to increased sales activity.  The decrease in single-family residential loan balances was primarily attributed to a decrease in balances associated with the Northpointe mortgage program described below.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three months ended March 31, 2016, loan origination activity totaled $188.6 and payoffs for the same period totaled $193.5, respectively.  At March 31, 2016 and December 31, 2015, CFBank held $38.6 million and $43.5 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan losses (ALLL).    The ALLL totaled $6.7 million at March 31, 2016 and increased $96,000, or 1.5%, from $6.6 million at December 31, 2015.  The increase in the ALLL was primarily due to a combination of factors including a 1.2% increase in overall loan balances and net recoveries during the three months ended March 31, 2016, which was partially offset by continued improvement in credit quality.  The ratio of the ALLL to total loans was 2.19% at March 31, 2016 compared to 2.18% at December 31, 2015.  In addition, the ratio of the ALLL to nonperforming loans was 465.7% at March 31, 2016, compared to 464.6% at December 31, 2015.

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

Individually evaluated impaired loans totaled $6.2 million at March 31, 2016, and increased $462,000, or 8.0%, from $5.8 million at December 31, 2015.  The increase was primarily due to an addition of a loan relationship, consisting of a commercial and a commercial real estate loan, which was downgraded during the quarter.  The amount of the ALLL specifically allocated to individually impaired loans totaled $82,000 at March 31, 2016 and $20,000 at December 31, 2015.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s estimate of the reserve allocated associated with the aforementioned loan relationship.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, increased $17,000, or 1.2%, and totaled $1.4 million at March 31, 2016, compared to $1.4 million at December 31, 2015.  The ratio of nonperforming loans to total loans was 0.47% at March 31, 2016 and December 31, 2015.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $346,000 at March 31, 2016 and $356,000 at December 31, 2015.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonaccrual loans at March 31, 2016 and December 31, 2015 do not include $4.9 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

The general reserve component of our ALLL covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by CFBank over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual historical three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This actual loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

The level of total criticized and classified loans increased by $440,000, or 3.4%, during the three months ended March 31, 2016, due to a commercial/commercial real estate loan relationship being downgraded during the quarter.    Loans designated as special mention decreased $35,000, or 0.5%, and totaled $7.3 million at March 31, 2016, compared to $7.4 million at December 31, 2015.  Loans classified as substandard increased $475,000, or 8.5%, and totaled $6.1 million at March 31, 2016, compared to $5.6 million at December 31, 2015.  No loans were classified as doubtful at March 31, 2016 and December 31, 2015.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $792,000, or 57.0%, and totaled $2.2 million at March 31, 2016, compared to $1.4 million at December 31, 2015.  Past due loans totaled 0.7% of the loan portfolio at March 31, 2016, compared to 0.5% at December 31, 2015.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $17.9 million, or 37.7%, of the commercial portfolio at March 31, 2016 compared to $16.5 million, or 37.7%, at December 31, 2015.  Given the recessionary effects of the economy in the past several years, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $20.6 million, or 88.6%, of the total home equity lines of credit at March 31, 2016 compared to $19.2 million, or 85.8%, at December 31, 2015.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2016; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.  Foreclosed assets totaled $1.6 million at March 31, 2016 and remained constant compared to $1.6 million at December 31, 2015.  Foreclosed assets at March 31, 2016 and December 31, 2015 consisted of one multi-family property that was transferred into REO at fair value at the time of transfer in 2013.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $292.4 million at March 31, 2016 and increased $2.0 million, or 0.7%, from $290.5 million at December 31, 2015.    The increase was primarily attributed to a $6.3 million increase in money market account balances and a $2.7 million increase in certificates of deposits, partially offset by a $7.0 million decrease in checking account balances.  The majority of the deposit increase was a result of management’s focused sales and marketing efforts to grow core deposits to fund loan growth.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $22.8 million at March 31, 2016, and increased $702,000, or 3.2%, from $22.1 million at December 31, 2015.  The increase in brokered deposits is primarily due to an increase in customers’ CDARS balances.

FHLB advances.  FHLB advances remained constant and totaled $14.5 million at both March 31, 2016 and December 31, 2015.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Subordinated debentures.    Subordinated debentures totaled $5.2 million at both March 31, 2016 and December 31, 2015.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293, with the prior approval of the FRB.  The Holding Company has subsequently paid the interest current on the subordinated debentures on a quarterly basis through December 31, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.  Effective as of January 8, 2016, the Holding Company is no longer required to obtain the prior approval or non-objection of the FRB in order to pay current quarterly interest on the subordinated debentures.  The Company paid the interest current for the quarter ended March 31, 2016.

Stockholders’ equity.  Stockholders’ equity totaled $38.5 million at March 31, 2016, an increase of $228,000, or 0.6%, from $38.3 million at December 31, 2015.  The increase in total stockholders’ equity was primarily attributed to net income, which was partially offset by the dividend paid on the Company’s Series B Preferred Stock for the three months ended March 31, 2016.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process.  CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income.  Management remains focused on growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize.

Currently, the Holding Company has excess cash to cover its expenses for the foreseeable future, and could inject capital into CFBank if necessary.  Also, CFBank has the flexibility to manage its balance sheet size as a result of the short duration of the assets as discussed with the Northpointe mortgage program, as well as to deploy those assets into higher earning assets to improve net interest income as the opportunity presents itself.

Comparison of the Results of Operations for the Three Months Ended March 31, 2016 and 2015

General.   Net income for the three months ended March 31, 2016 totaled $316,000 and increased $65,000, or 25.9%, compared to net income of $251,000 for the three months ended March 31, 2015.  The increase in net income was due to a $230,000 increase in net interest income, a $25,000 decrease in provision expense, and a $11,000 decrease in noninterest expense, partially offset by a $150,000 increase in income tax expense, and a $51,000 decrease in noninterest income.

Net income attributable to common stockholders for the three months ended March 31, 2016, totaled $102,000, or $0.01 per diluted common share, and increased $65,000, or 175.7%, compared to net income attributable to common stockholders of $37,000, or $0.00 per diluted common share, for the three months ended March 31, 2015.  For the three months ended March 31, 2016 and March 31, 2015, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $214,000.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income totaled $2.7 million for the quarter ended March 31, 2016 and increased $230,000, or 9.4%, compared to $2.4 million for the quarter ended March 31, 2015.  The increase in net interest income was primarily due to a $340,000, or 11.3%, increase in interest income, partially offset by a $110,000, or 18.9%, increase in interest expense.  The increase in interest income was primarily attributed to a $31.6 million, or 10.8%, increase in average interest-earning assets outstanding and a 1bps increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $20.7 million, or 8.4%, increase in average interest-bearing liabilities outstanding and a 9bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.29% for the quarter ended March 31, 2016 decreased 4bps compared to the net interest margin of 3.33% for the quarter ended March 31, 2015.

Interest income totaled $3.4 million and increased $340,000, or 11.3%, for the quarter ended March 31, 2016, compared to $3.0 million for the quarter ended March 31, 2015.  The increase in interest income was primarily due to a $32.1 million, or 12.3%, increase in average loans and loans held for sale balances from $260.1 million at March 31, 2015, to $292.2 million at March 31, 2016, partially offset by a 4bps decrease in the average yield on loans and loans held for sale.

Interest expense totaled $692,000 and increased $110,000, or 18.9%, for the quarter ended March 31, 2016, compared to $582,000 for the quarter ended March 31, 2015.  The increase in interest expense resulted primarily from increased deposit costs due to a $20.7 million, or 9.1%, increase in average interest-bearing deposit balances, coupled with an increase in the cost of funds.  The overall cost of funds on total interest-bearing liabilities increased 9bps to 103bps at March 31, 2016 compared to 94bps at March 31, 2015 primarily due to higher promotional rates paid to increase core deposit levels.

Provision for loan losses.  The provision for loan losses totaled $50,000 for the quarter ended March 31, 2016 and decreased $25,000, or 33.3%, compared to $75,000 for the quarter ended March 31, 2015.  The decrease in the provision for loan losses for the quarter ended March 31, 2016 was primarily due to a continued decrease in historical loss rates, net recoveries for the quarter and continually improving coverage ratios.  Net recoveries for the quarter ended March 31, 2016 totaled $46,000 compared to net recoveries of $51,000 for the quarter ended March 31, 2015.  The ratio of the ALLL to nonperforming loans improved to 465.7% as of March 31, 2016.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2016 and 2015.

	For the three months ended March 31,
	2016	2015
	(Dollars in thousands)
Commercial	$-	$(17)
Single-family residential real estate	-	(1)
Multi-family residential real estate	-	-
Commercial real estate	-	(33)
Home equity lines of credit	(46)	(4)
Other consumer loans	-	4
Total	$(46)	$(51)

Noninterest income.  Noninterest income for the quarter ended March 31, 2016 totaled $304,000 and decreased $51,000, or 14.4%, compared to $355,000 for the quarter ended March 31, 2015.  The decrease was primarily due to a $65,000 decrease in other noninterest income and a $56,000 decrease in net gains on sales of loans, partially offset by a $57,000 increase in service charges on deposit accounts.  The decrease in other noninterest income was related to decreased activity related to the Company’s joint ventures.    The decrease in the net gains on sales of loans was primarily due to lower sales  activity.    The increase in service charges on deposit accounts was related to increased pricing, deposit growth and account relationships.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense.  Noninterest expense decreased $11,000, or 0.4%, and totaled $2.5 million for the quarter ended March 31, 2016, compared to $2.5 million for the quarter ended March 31, 2015.  The decrease in noninterest expense during the three months ended March 31, 2016 was primarily due to a $68,000 decrease in salaries and employee benefits expense, and a $28,000 decrease in advertising and promotion expense, partially offset by a $80,000 increase in professional fees.  The decrease in salaries and employee benefits was due to fewer full-time-equivalent employees as a result of the timing of certain positions in the process of being filled.    The decrease in advertising and promotion expense was related to less marketing and advertising.    The increase in professional fees was due to increases in recruiting fees, legal expense related to loan workouts, and information technology consulting projects.

Income taxes.    Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  The Company recorded a deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in 2009 and continuing through the year ended December 31, 2014.  The Company maintained this valuation allowance against the net deferred tax assets at December 31, 2014 based on its estimate of future reversal and utilization.  As a result, there was no income tax benefit recorded for the year ended December 31, 2014.

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2015, in part because the Company had achieved seven consecutive quarters of pretax income, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the valuation allowance on the deferred tax asset was reversed as of December 31, 2015 which resulted in a credit to income tax expense of $3.2 million.  With the reversal of the deferred tax valuation allowance, the Company is now recording income tax expense based on the federal statutory rate adjusted for the effect of other items such as incentive stock option expense, bank owned life insurance, and other tax exempt items.    The effective tax rate for the quarter ended March 31, 2016, was approximately 32.2% which management believes will be a reasonable estimate for the effective tax rate for 2016.

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

	For Three Months Ended March 31,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,381	$30	1.28%	$9,531	$35	1.51%
Loans and loans held for sale (3)	292,165	3,279	4.49%	260,099	2,946	4.53%
Other earning assets	20,788	29	0.56%	21,115	17	0.32%
FHLB stock	1,942	20	4.12%	1,942	20	4.12%
Total interest-earning assets	324,276	3,358	4.14%	292,687	3,018	4.13%
Noninterest-earning assets	25,715			22,657
Total assets	$349,991			$315,344

Interest-bearing liabilities:
Deposits	$249,095	589	0.95%	$228,351	485	0.85%
FHLB advances and other borrowings	19,655	103	2.10%	19,656	97	1.97%
Total interest-bearing liabilities	268,750	692	1.03%	248,007	582	0.94%

Noninterest-bearing liabilities	42,819			32,751
Total liabilities	311,569			280,758

Equity	38,422			34,586
Total liabilities and equity	$349,991			$315,344

Net interest-earning assets	$55,526			$44,680
Net interest income/interest rate spread		$2,666	3.11%		$2,436	3.19%
Net interest margin			3.29%			3.33%
Average interest-earning assets
to average interest-bearing liabilities	120.66%			118.02%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2016
	Compared to Three Months Ended
	March 31, 2015

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(5)	$-	$(5)
Loans and loans held for sale	(178)	511	333
Other earning assets	14	(2)	12
FHLB Stock	-	-	-
Total interest-earning assets	(169)	509	340

Interest-bearing liabilities:
Deposits	58	46	104
FHLB advances and other borrowings	6	-	6
Total interest-bearing liabilities	64	46	110

Net change in net interest income	$(233)	$463	$230

(1) Securities amounts are presented on a fully taxable equivalent basis.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  These policies are presented in Note 1 to our 2015 Audited Financial Statements.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items.  The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management.  The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy.  Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2015 Audited Financial Statements.

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

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2015, in part because the Company had achieved seven consecutive quarters of pretax income, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the valuation allowance on the deferred tax asset was reversed as of December 31, 2015 which resulted in a credit to income tax expense of $3.2 million.

In 2012, the Company completed a recapitalization program through the sale of $22.5 million in common stock which improved the capital levels of CFBank and provided working capital for the holding company. The result of the change in stock ownership associated with the stock offering was that the Company incurred an ownership change, within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2015, the Company had net operating loss carryforwards of $25,166, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $105, which do not expire. As a result of the ownership change in connection with the 2012 stock offering, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

At December 31, 2015, the Company had a deferred tax asset recorded in the amount of $3.3 million, after reversing the valuation allowance mentioned above.  At March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2012.  Additional information is included in Notes 1 and 14 to our 2015 audited consolidated financial statements.

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2015 Audited Financial Statements.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Fair value of foreclosed assets.  Another critical accounting policy relates to the fair values of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 5 and 6 to our 2015 Audited Financial Statements.

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

CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors, the requirements of our own deposit and loan customers and regulatory considerations.  Management believes that the Holding Company’s and CFBank’s liquidity is sufficient to meet their daily operating needs and fulfill their strategic planning.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$24,553	$25,617
Additional borrowing capacity at the FHLB	21,994	15,813
Additional borrowing capacity at the FRB	31,537	30,241
Unused commercial bank line of credit	1,000	1,000
Total	$79,084	$72,671

Cash, unpledged securities and deposits in other financial institutions decreased $1.1 million, or 4.2%, to $24.6 million at March 31, 2016 compared $25.6 million at December 31, 2015.  The decrease is primarily due to a decrease in cash which was used to fund loan growth.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB increased $6.2 million to $22.0 million at March 31, 2016, compared to $15.8 million at December 31, 2015.  The increase in additional borrowing capacity is a result of additional collateral pledged due to the increase in loans.

CFBank’s additional borrowing capacity at the FRB increased to $31.5 million at March 31, 2016 from $30.2 million at December 31, 2015.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at March 31, 2016 and December 31, 2015.

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

The Holding Company, as a savings and loan holding company, has more limited sources of liquidity than CFBank.  In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets.  Pursuant to the Holding Company Order and the commitments made in connection with the termination of the Holding Company Order, the Holding Company was not permitted to declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB.  In addition, the Holding Company was not permitted to incur, increase or guarantee any debt without the prior written consent of the FRB.  Effective as of January 8, 2016, the Holding Company ceased to be subject to the foregoing restrictions.  In addition, the Holding Company is permitted to raise funds in the securities markets through equity offerings.

The Holding Company had adequate funds at March 31, 2016 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may elect to pay dividends on its preferred stock and common stock, if and when declared by the Board of Directors, subject, in the case of dividends on common stock, to the payment in full of the dividend on the Company’s Series B Preferred Stock for the current dividend period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures is approximately $170,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 3.48% at March 31, 2016.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

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

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock.  Pursuant to the Holding Company Order and the commitments made to the FRB in connection with the termination of the Holding Company Order, the Holding Company was not permitted to declare or pay dividends on its stock without the prior approval or written non-objection of the FRB.  Effective January 8, 2016, however, the Holding Company is no longer required to obtain the FRB’s prior approval or written non-objection to pay dividends.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely for the then-current dividend period in shares) the Company’s common stock, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2015.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2016.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 1. Legal Proceedings

We may, from time to time, be involved in various legal proceedings in the normal course of business.  Periodically, there have been various claims and lawsuits involving CFBank, such as claims to enforce liens, condemnation proceedings on properties in which CFBank holds security interests, claims involving the making and servicing of real property loans and other claims and lawsuits incident to our banking business.

We are not a party to any pending legal proceeding that management believes would have a material adverse effect on our financial condition or operations, if decided adversely to us.

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the first quarter of 2016.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 65 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

v

Dated: May 10, 2016	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Chief Financial Officer

Dated: May 10, 2016	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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