Form 10-Q
period 2016-06-30
CENTRAL FEDERAL CORP
filed 2016-08-10
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes [  ]     No[X]

As of August 8, 2016, there were 16,003,710 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2016	2015
	(unaudited)
ASSETS
Cash and cash equivalents	$13,007	$25,895
Interest-bearing deposits in other financial institutions	100	-
Securities available for sale	9,329	9,368
Loans held for sale, at fair value	2,736	889
Loans, net of allowance of $6,613 and $6,620	324,364	297,064
FHLB stock	1,942	1,942
Foreclosed assets, net	-	1,636
Premises and equipment, net	3,530	3,609
Bank owned life insurance	4,863	4,797
Accrued interest receivable and other assets	4,882	6,093
Total assets	$364,753	$351,293

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$37,182	$42,926
Interest bearing	258,846	247,541
Total deposits	296,028	290,467
FHLB advances	22,500	14,500
Advances by borrowers for taxes and insurance	198	656
Accrued interest payable and other liabilities	2,078	2,203
Subordinated debentures	5,155	5,155
Total liabilities	325,959	312,981

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 16,135,917 in 2016 and 16,135,917 in 2015	161	161
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at June 30, 2016 and December 31, 2015	5	5
Additional paid-in capital	60,050	59,937
Accumulated deficit	(18,228)	(18,537)
Accumulated other comprehensive income	80	(9)
Treasury stock, at cost; 132,207 and 111,707 shares of common stock	(3,274)	(3,245)
Total stockholders' equity	38,794	38,312
Total liabilities and stockholders' equity	$364,753	$351,293

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$3,502	$3,044	$6,781	$5,990
Securities	30	34	60	69
FHLB stock dividends	19	19	39	39
Federal funds sold and other	19	16	48	33
	3,570	3,113	6,928	6,131
Interest expense
Deposits	627	558	1,216	1,043
FHLB advances and other debt	63	58	121	115
Subordinated debentures	45	41	90	81
	735	657	1,427	1,239
Net interest income	2,835	2,456	5,501	4,892
Provision for loan losses	160	75	210	150
Net interest income after provision for loan losses	2,675	2,381	5,291	4,742

Noninterest income
Service charges on deposit accounts	198	116	371	232
Net gains on sales of loans	23	209	51	293
Net gain (loss) on sales of securities	-	-	-	(12)
Earnings on bank owned life insurance	33	33	66	65
Other	36	106	106	241
	290	464	594	819
Noninterest expense
Salaries and employee benefits	1,175	1,217	2,327	2,437
Occupancy and equipment	149	134	283	273
Data processing	267	268	542	517
Franchise and other taxes	88	81	176	161
Professional fees	300	202	624	446
Director fees	58	33	105	66
Postage, printing and supplies	41	58	95	130
Advertising and promotion	18	45	35	90
Telephone	27	31	58	56
Loan expenses	12	6	43	43
Foreclosed assets, net	16	28	49	74
Depreciation	54	52	107	104
FDIC premiums	20	103	134	207
Regulatory assessment	28	47	56	98
Other insurance	27	31	58	61
Other	59	42	101	80
	2,339	2,378	4,793	4,843
Income before incomes taxes	626	467	1,092	718
Income tax expense	204	-	354	-
Net income	422	467	738	718
Dividends on Series B preferred stock and accretion of discount	(215)	(215)	(429)	(429)
Net income attributable to common stockholders	$207	$252	$309	$289

Earnings per common share:
Basic	$0.01	$0.02	$0.02	$0.02
Diluted	$0.01	$0.02	$0.02	$0.02

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$422	$467	$738	$718
Other comprehensive income:
Unrealized holding gain arising during the period related to securities available for sale, net of tax of $10 and $0 and $41 and $0	20	(23)	89	11
Less: reclassification adjustment for net losses realized during the period on investment securities available for sale, net of tax of $0 and $0	-	-	-	12
Other comprehensive income (loss), net of tax	20	(23)	89	23
Comprehensive income	$442	$444	$827	$741

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2016	$161	$5	$59,937	$(18,537)	$(9)	$(3,245)	$38,312
Net income				738			738
Other comprehensive income					89		89
Restricted stock expense, net of forfeitures			45				45
Stock option expense, net of forfeitures			14				14
Cash dividends declared on Series B preferred stock and accretion of discount			54	(429)			(375)
Purchase of 20,500 treasury shares						(29)	(29)
Balance at June 30, 2016	$161	$5	$60,050	$(18,228)	$80	$(3,274)	$38,794

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity

Balance at January 1, 2015	$159	$5	$59,696	$(22,157)	$51	$(3,245)	$34,509
Net income				718			718
Other comprehensive income					23		23
Stock option expense, net of forfeitures			71				71
Cash dividends declared on Series B preferred stock and accretion of discount			54	(429)			(375)
Balance at June 30, 2015	$159	$5	$59,821	$(21,868)	$74	$(3,245)	$34,946

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	June 30,
	2016	2015

Net Income	$738	$718
Adjustments to reconcile net loss to net cash from operating activities:
Provision for loan losses	210	150
Depreciation	107	104
Amortization, net	(25)	(7)
Net loss on sales of securities	-	12
Originations of loans held for sale	(7,485)	(28,193)
Proceeds from sale of loans held for sale	5,689	30,833
Net gains on sales of loans	(51)	(293)
Gain on sale of foreclosed assets	(4)	-
Earnings on bank owned life insurance	(66)	(65)
Stock-based compensation expense	59	71
Change in deferred income taxes	(41)	-
Net change in:
Accrued interest receivable and other assets	1,211	594
Accrued interest payable and other liabilities	(125)	(325)
Net cash from operating activities	217	3,599

Cash flows from investing activities
Net increase in interest-bearing deposits in other financial institutions	(100)	-
Available-for-sale securities:
Maturities, prepayments and calls	148	1,280
Loan originations and payments, net	(27,142)	(30,661)
Proceeds from the sale of loans	1,124	2,663
Additions to premises and equipment	(28)	(18)
Proceeds from the sale of foreclosed assets	200	-
Net cash used by investing activities	(25,798)	(26,736)

Cash flows from financing activities
Net change in deposits	5,555	23,719
Proceeds from FHLB advances	33,000	2,500
Repayments on FHLB advances	(25,000)	(2,500)
Net change in advances by borrowers for taxes and insurance	(458)	(121)
Cash dividends paid on Series B preferred stock	(375)	(375)
Purchase of treasury shares	(29)	-
Net cash from financing activities	12,693	23,223

Net change in cash and cash equivalents	(12,888)	86

Beginning cash and cash equivalents	25,895	28,207

Ending cash and cash equivalents	$13,007	$28,293

Supplemental cash flow information:
Interest paid	$1,419	$1,242

Supplemental noncash disclosures:
Loans issued to finance the sale of repossessed assets	$1,440	$-
Loans transferred from held for sale to portfolio	$-	834
Loans transferred from portfolio to held for sale	-	175
Dividends payable on Series B preferred stock	187	187

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the three and six months ended June 30, 2016 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2015 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2015 (referred to herein as the “2015 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Basic
Net income	$422	$467	$738	$718
Dividends on Series B preferred stock and accretion of discount	(215)	(215)	(429)	(429)
Net income allocated to common stockholders	$207	$252	$309	$289

Weighted average common shares outstanding including unvested share-based payment awards	16,017,997	15,823,710	16,021,103	15,823,710
Less: Unvested share-based payment awards	-	-	-	-
Average shares	16,017,997	15,823,710	16,021,103	15,823,710
Basic earnings per common share	$0.01	$0.02	$0.02	$0.02

Diluted
Net earnings allocated to common stockholders	$207	$252	$309	$289

Weighted average common shares outstanding for basic earnings per common share	16,017,997	15,823,710	16,021,103	15,823,710
Add: Dilutive effects of assumed exercises of stock options	10,993	12,482	8,473	9,963
Average shares and dilutive potential common shares	16,028,990	15,836,192	16,029,576	15,833,673
Diluted earnings per common share	$0.01	$0.02	$0.02	$0.02

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share.

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Stock options	384,196	422,609	389,196	439,503
Series B preferred stock	6,857,143	6,857,143	6,857,143	6,857,143
Stock warrants	1,152,125	1,152,125	1,152,125	1,152,125

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Adoption of New Accounting Standards:

In June 2014, the FASB issued ASU 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (June 2014).  This Update defines the accounting treatment for share-based payments and “resolves the diverse accounting treatment of those awards in practice.” The new requirement mandates that “a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition.”  Compensation cost will now be recognized in the period in which it becomes likely that the performance target will be met.   The amendments in this Update are effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted.  Adoption of ASU 2014-12 on January 1, 2016 did not have an impact on its accounting and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  ASU No. 2016-07 affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amendments in this update eliminate the requirement that, when an investment qualifies for use of the equity method, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held.  ASU No. 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The amendments in ASU No. 2016-07 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Earlier application is permitted.  Adoption of ASU No. 2016-07 is not expected to have a material impact on the Company’s results of operations or financial position.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU No. 2016-09 affects all entities that issue share-based payment wards to their employees.  The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement.  Excess tax benefits are to be classified as an operating activity in the statement of cash flows.  In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur.  For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements.  Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows.  The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.  Early adoption is permitted. Adoption of ASU No. 2016-07 is not expected to have a material impact on the Company’s results of operations or financial position.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   ASU No. 2016-13 was issued in June 2016 and, once effective, will significantly change current guidance for recognizing impairment of financial instruments.  Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred.  ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates.  The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.  Additional disclosures are required.  ASU No. 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss.  Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.  ASU No. 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company’s management is currently evaluating the financial statement impact of adopting the new guidance.

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

NOTE 2- REGULATORY CONSIDERATIONS

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2016 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,557	$92	$-	$8,649
Mortgage-backed securities - residential	403	18	-	421
Collateralized mortgage obligations	248	11	-	259
Total	$9,208	$121	$-	$9,329

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2015
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,575	$4	$43	$8,536
Mortgage-backed securities - residential	463	18	-	481
Collateralized mortgage obligations	339	12	-	351
Total	$9,377	$34	$43	$9,368

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2016 or June 30, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no sales of securities for the three and six months ended June 30, 2016 or June 30, 2015; however, there was an early redemption of a municipal security during the first quarter of 2015 which is reflected in net gain (loss) on sales of securities.

The amortized cost and fair value of debt securities at June 30, 2016 and December 31, 2015 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2016		December 31, 2015
	(unaudited)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$2,002	$2,005	$1,002	$1,000
Due from one to five years	6,555	6,644	7,573	7,536
Mortgage-backed securities - residential	403	421	463	481
Collateralized mortgage obligations	248	259	339	351
Total	$9,208	$9,329	$9,377	$9,368

Fair value of securities pledged was as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Pledged as collateral for:
FHLB advances	$3,449	$3,530
Public deposits	2,062	2,055
Interest-rate swaps	230	261
Total	$5,741	$5,846

At June 30, 2016 and December 31, 2015, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were no unrealized losses at June 30, 2016.  The following table summarizes securities with unrealized losses at December 31, 2015 aggregated by major security type and length of time in a continuous unrealized loss position.

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

The unrealized losses in U.S. Treasuries at December 31, 2015 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS

The following table presents the recorded investment in loans by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	June 30, 2016	December 31, 2015
	( unaudited)
Commercial	$58,714	$43,744
Real estate:
Single-family residential	91,849	81,985
Multi-family residential	32,949	28,950
Commercial	102,714	96,488
Construction	20,373	24,662
Consumer:
Home equity lines of credit	23,640	21,837
Other	738	6,018
Subtotal	330,977	303,684
Less: ALLL	(6,613)	(6,620)
Loans, net	$324,364	$297,064

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At June 30, 2016 and December 31, 2015, CFBank held $44,218 and $43,517, respectively, of such loans which have been included in single-family residential loan totals above.

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

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,486	$741	$722	$2,609	$523	$570	$65	$6,716
Addition to (reduction in) provision for loan losses	90	227	(28)	(42)	(45)	16	(58)	160
Charge-offs	(118)	(94)	-	-	-	(53)	-	(265)
Recoveries	-	1	-	-	-	1	-	2
Ending balance	$1,458	$875	$694	$2,567	$478	$534	$7	$6,613

	Six months ended June 30, 2016 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total

Beginning balance	$1,380	$691	$705	$2,710	$561	$474	$99	$6,620
Addition to (reduction in) provision for loan losses	196	277	(11)	(143)	(83)	66	(92)	210
Charge-offs	(118)	(94)	-	-	-	(53)	-	(265)
Recoveries	-	1	-	-	-	47	-	48
Ending balance	$1,458	$875	$694	$2,567	$478	$534	$7	$6,613

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the activity in the ALLL by portfolio segment for the three months ended June 30, 2015:

	Three months ended June 30, 2015 (unaudited)
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

	Six months ended June 30, 2015 (unaudited)
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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of June 30, 2016 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total

ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$2	$1	$-	$25	$-	$-	$-	$28
Collectively evaluated for impairment	1,456	874	694	2,542	478	534	7	6,585
Total ending allowance balance	$1,458	$875	$694	$2,567	$478	$534	$7	$6,613

Loans:
Individually evaluated for impairment	$806	$286	$1,566	$3,449	$-	$-	$-	$6,107
Collectively evaluated for impairment	57,908	91,563	31,383	99,265	20,373	23,640	738	324,870
Total ending loan balance	$58,714	$91,849	$32,949	$102,714	$20,373	$23,640	$738	$330,977

The following table presents the balance in the ALLL and the recorded investment in loans by portfolio segment and based on the impairment method as of December 31, 2015:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$5	$1	$-	$14	$-	$-	$-	$20
Collectively evaluated for impairment	1,375	690	705	2,696	561	474	99	6,600
Total ending allowance balance	$1,380	$691	$705	$2,710	$561	$474	$99	$6,620

Loans:
Individually evaluated for impairment	$422	$289	$1,590	$3,449	$-	$-	$-	$5,750
Collectively evaluated for impairment	43,322	81,696	27,360	93,039	24,662	21,837	6,018	297,934
Total ending loan balance	$43,744	$81,985	$28,950	$96,488	$24,662	$21,837	$6,018	$303,684

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at June 30, 2016.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2016.  Cash payments of interest on these loans during the three and six months ended June 30, 2016 totaled $84 and $161, respectively.

				Three months ended		Six months ended
	As of June 30, 2016			June 30, 2016		June 30, 2016
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$688	$569	$-	$571	$6	$571	$8
Real estate:
Single-family residential	322	161	-	161	-	161	-
Multi-family residential	1,525	1,525	-	1,529	23	1,534	47
Commercial:
Non-owner occupied	546	446	-	446	-	446	-
Owner occupied	884	363	-	365	13	367	22
Land	-	-	-	-	-	-	-
Total with no allowance recorded	3,965	3,064	-	3,072	42	3,079	77

With an allowance recorded:
Commercial	237	237	2	242	1	251	2
Real estate:
Single-family residential	125	125	1	126	2	126	4
Multi-family residential	41	41	-	42	1	43	1
Commercial:
Non-owner occupied	2,203	2,203	20	2,206	33	2,211	66
Owner occupied	208	208	2	209	2	211	5
Land	274	229	3	232	4	237	8
Total with an allowance recorded	3,088	3,043	28	3,057	43	3,079	86
Total	$7,053	$6,107	$28	$6,129	$85	$6,158	$163

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans at December 31, 2015.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2015.  Cash payments of interest during the three and six months ended June 30, 2015 totaled $84 and $166, respectively.

				Three months ended		Six months ended
	As of December 31, 2015			June 30, 2015		June 30, 2015
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$36	$28	$-	$74	$-	$78	$1
Real estate:
Single-family residential	322	161	-	176	-	178	-
Multi-family residential	1,545	1,545	-	1,565	24	1,569	47
Commercial:
Non-owner occupied	546	446	-	458	-	463	-
Owner occupied	688	167	-	176	10	178	19
Land	-	-	-	-	-	-	-
Total with no allowance recorded	3,137	2,347	-	2,449	34	2,466	67

With an allowance recorded:
Commercial	394	394	5	451	3	464	6
Real estate:
Single-family residential	128	128	1	122	2	123	4
Multi-family residential	45	45	-	49	1	50	2
Commercial:
Non-owner occupied	2,224	2,224	9	2,247	34	2,252	68
Owner occupied	363	363	1	373	5	375	10
Land	294	249	4	277	4	287	9
Total with an allowance recorded	3,448	3,403	20	3,519	49	3,551	99
Total	$6,585	$5,750	$20	$5,968	$83	$6,017	$166

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2016	December 31, 2015
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	292	224
Real estate:
Single-family residential	565	640
Commercial:
Non-owner occupied	446	446
Consumer:
Home equity lines of credit:
Originated for portfolio	-	20
Purchased for portfolio	94	95
Other consumer	-	-
Total nonaccrual	1,397	1,425
Total nonaccrual and nonperforming loans	$1,397	$1,425

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at June 30, 2016 or December 31, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2016 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$226	$119	$-	$345	$58,369	$292
Real estate:
Single-family residential	1,201	41	214	1,456	90,393	351
Multi-family residential	-	-	-	-	32,949	-
Commercial:
Non-owner occupied	-	-	446	446	58,994	-
Owner occupied	-	-	-	-	32,926	-
Land	-	-	-	-	10,348	-
Construction	-	-	-	-	20,373	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	22,635	-
Purchased for portfolio	-	-	94	94	911	-
Other	-	-	-	-	738	-
Total	$1,427	$160	$754	$2,341	$328,636	$643

The following table presents the aging of the recorded investment in past due loans by class of loans as of December 31, 2015:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due

Commercial	$-	$9	$28	$37	$43,707	$196
Real estate:
Single-family residential	598	161	148	907	81,078	492
Multi-family residential	-	-	-	-	28,950	-
Commercial:
Non-owner occupied	-	446	-	446	57,573	446
Owner occupied	-	-	-	-	30,169	-
Land	-	-	-	-	8,300	-
Construction	-	-	-	-	24,662	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	20,789	20
Purchased for portfolio	-	-	-	-	1,048	95
Other	-	-	-	-	6,018	-
Total	$598	$616	$176	$1,390	$302,294	$1,249

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

As of June 30, 2016 and December 31, 2015, TDRs totaled $4,999 and $5,276, respectively.  The Company allocated $28 and $20 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2016 and December 31, 2015, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2016 or December 31, 2015 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2016, there were no loans modified as a TDR.  During the three and six months ended June 30, 2015, there was one single-family residential loan in the amount of $9 and one home equity line of credit in the amount of  $9 that were modified as TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The home equity line of credit was paid off prior to June 30, 2015.

There was one nonperforming TDR that went into payment default during the period ended June 30, 2016.  There were no TDRs in payment default or that became nonperforming during the period ended June 30, 2015.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended June 30, 2016 and 2015 that did not meet the definition of a TDR. These loans had a total recorded investment of $10,408 and $4,575 as of June 30, 2016 and 2015, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2016 and December 31, 2015, nonaccrual TDRs were as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Commercial	$172	$195
Real estate:
Single-family residential	161	161
Multi-family residential	-	-
Commercial:
Non-owner occupied	-	-
Owner occupied	-	-
Total	$333	$356

Nonaccrual loans at June 30, 2016 and December 31, 2015 do not include $4,666 and $4,920, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans by risk category and by class of loans as of June 30, 2016 and based on the most recent analysis performed follows.  There were no loans rated doubtful at June 30, 2016.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$49	$57,557	$413	$695	$58,714
Real estate:
Single-family residential	91,263	-	-	586	91,849
Multi-family residential	-	32,260	514	175	32,949
Commercial:
Non-owner occupied	120	55,956	2,029	1,335	59,440
Owner occupied	-	30,649	1,914	363	32,926
Land	-	7,837	-	2,511	10,348
Construction	5,388	14,985	-	-	20,373
Consumer:
Home equity lines of credit:
Originated for portfolio	22,548	-	-	87	22,635
Purchased for portfolio	764	-	-	241	1,005
Other	738	-	-	-	738
	$120,870	$199,244	$4,870	$5,993	$330,977

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2016 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,649
Mortgage-backed securities - residential	421
Collateralized mortgage obligations	259
Total securities available for sale	$9,329

Loans held for sale	2,736

Yield maintenance provisions (embedded derivatives)	$242

Interest rate lock commitments	$10

Financial Liabilities:
Interest-rate swaps	$242

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2016 or December 31, 2015.  There were no transfers of assets or labilities measured at fair value between levels during the period ended June 30, 2016 and December 31, 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2016 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$137
Real Estate:
Single-family residential	125
Multi-family residential	41
Commercial:
Non-owner occupied	2,183
Owner occupied	206
Land	226
Total impaired loans	$2,918

Fair Value Measurements at December 31, 2015 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$143
Real Estate:
Single-family residential	128
Multi-family residential	45
Commercial:
Non-owner occupied	2,215
Owner occupied	213
Land	245
Total impaired loans	$2,989

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2016 or December 31, 2015.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,989 with a valuation allowance of $26, at June 30, 2016. There were no write-downs of impaired collateral dependent loans during the three and six months ended June 30, 2016 or 2015.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,050, with a valuation allowance of $16 at December 31, 2015.

During the three and six months ended June 30, 2016, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2016 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$137	Comparable sales approach	Adjustment for differences between the comparable market transactions	1.10%
Commercial real estate:
Single-family residential	125	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.23% , 4.63%) -.17%
Multi-family residential	41	Comparable sales approach	Adjustment for differences between the comparable market transactions	5.74%
Commercial:
Non-owner occupied	2,183	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.10%, 5.74%) 1.35%
Owner occupied	206	Comparable sales approach	Adjustment for differences between the comparable market transactions	-29.30%
Land	226	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-1.89%, 2.54%) .08%

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2016 or December 31, 2015.

As of June 30, 2016 and December 31, 2015, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Aggregate fair value	$2,736	$889
Contractual balance	2,727	884
Gain (loss)	9	5

The total amount of gains and losses from changes in fair value included in earnings for the three months ended June 30, 2016 and 2015 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Interest income	$8	$22	$29	$40
Interest expense	-	-	12	-
Change in fair value	3	(9)	-	3
Total change in fair value	$11	$13	$41	$43

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at June 30, 2016 were as follows:

	Fair Value Measurements at June 30, 2016 Using (unaudited):
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,007	$13,007	$-	$-	$13,007
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	9,329	-	9,329	-	9,329
Loans held for sale	2,736	-	2,736	-	2,736
Loans, net	324,364	-	-	325,265	325,265
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	928	1	21	906	928
Yield maintenance provisions (embedded derivatives)	242	-	242	-	242
Interest rate lock commitments	10	-	10	-	10

Financial liabilities
Deposits	$(296,028)	$(149,501)	(147,602)	$-	$(297,103)
FHLB advances and other borrowings	(22,500)	-	(22,999)	-	(22,999)
Advances by borrowers for taxes and insurance	(198)	-	-	(198)	(198)
Subordinated debentures	(5,155)	-	(3,044)	-	(3,044)
Accrued interest payable	(53)	-	(53)	-	(53)
Interest-rate swaps	(242)	-	(242)	-	(242)

The carrying amounts and estimated fair values of financial instruments at December 31, 2015 were as follows:

	Fair Value Measurements at December 31, 2015 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,895	$25,895	$-	$-	$25,895
Securities available for sale	9,368	-	9,368	-	9,368
Loans held for sale	889	-	889	-	889
Loans, net	297,064	-	-	295,498	295,498
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	831	1	21	809	831
Yield maintenance provisions (embedded derivatives)	213	-	213	-	213
Interest rate lock commitments	8	-	8	-	8

Financial liabilities
Deposits	$(290,467)	$(147,523)	$(143,236)	$-	$(290,759)
FHLB advances and other borrowings	(14,500)	-	(14,693)	-	(14,693)
Advances by borrowers for taxes and insurance	(656)	-	-	(656)	(656)
Subordinated debentures	(5,155)	-	(2,269)	-	(2,269)
Accrued interest payable	(44)	-	(44)	-	(44)
Interest-rate swaps	(213)	-	(213)	-	(213)

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

The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293, with the prior approval of the FRB.  The Holding Company paid the interest current on the subordinated debentures for all subsequent quarters through December 31, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.  Effective as of January 8, 2016, the Holding Company is no longer required to obtain the prior approval or non-objection of the FRB in order to pay current quarterly interest on the subordinated debentures.  The Company paid the interest current for the quarters ended March 31, 2016 and June 30, 2016.  There were no accrued deferred payments at June 30, 2016 and December 31, 2015.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.48% at June 30, 2016 and 3.45% at December 31, 2015.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has issued awards under three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $30 and $59, respectively, for the three and six months ended June 30, 2016 and $35 and $71, respectively, for the three and six months ended June 30, 2015.  The total income tax effect was $9 and $17, respectively, for the three and six months ended June 30, 2016, and $2 and $4, respectively, for the three and six months ended June 30, 2015.

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

There were no options granted or exercised during the three and six months ended June 30, 2016 and June 30, 2015 (unaudited).

A summary of stock option activity in the Plans for the six months ended June 30, 2016 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value

Outstanding at beginning of year	566,696	$1.48
Granted	-	-
Exercised	-	-
Expired	-	-
Cancelled or Forfeited	(18,200)	1.60
Outstanding at end of period	548,496	$1.48	6.9	$-

Expected to vest	89,002	$1.43	7.3	$-

Exercisable at end of period	459,494	$1.49	6.8	$-

During the six months ended June 30, 2016, there were 18,200 stock options canceled or forfeited.  During the six months ended June 30, 2015, there were 2,787 stock options canceled or forfeited.  Previously recognized expense associated with forfeited stock options was reversed.

As of June 30, 2016, there was $8 of total unrecognized compensation cost related to nonvested stock options granted under the Plans.  The cost is expected to be recognized over a weighted-average period of 0.3 years.  Substantially all of the 89,002 nonvested stock options at June 30, 2016 are expected to vest.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.    There were no shares of restricted stock issued during the three and six months ended June 30, 2016 and 2015 (unaudited).

A summary of changes in the Company’s nonvested restricted shares for the year follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2016	200,500	$1.37
Granted	-	-
Vested	-	-
Forfeited	-	-
Nonvested at June 30, 2016	200,500	$1.37

As of June 30, 2016 and 2015, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $214 and $0, respectively.  There were no shares of restricted stock forfeited during the three and six months ended June 30, 2016 and 2015.  Also, there were no shares that vested during the three and six months ended June 30, 2016 and 2015.

There were 826,042 shares remaining available for stock option grants and restricted stock awards under the 2009 Plan at June 30, 2016.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules provide higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in by January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).  The Company’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs or classifications.

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

The CFBank Order required CFBank to have an 8% Tier 1 (Core) Capital to adjusted total assets and 12% Total Capital to risk weighted assets.  Although the CFBank Order was terminated by the OCC effective January 23, 2014, CFBank remained subject to the heightened capital requirements imposed by the OCC and was required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets, until December 23, 2015.  CFBank met these heightened capital requirements imposed by the OCC for all applicable periods.  See Note 2-Regulatory Order Considerations for additional information.

The following tables present actual and required capital ratios as of June 30, 2016 and December 31, 2015 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2016, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required-Basel III		Required-Basel III		Applicable Regulatory
	Actual		Phase-In Schedule		Fully Phased-In		Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

June 30, 2016 (unaudited)
Total Capital to risk
weighted assets	$42,795	13.23%	$27,924	8.63%	$33,975	10.50%	$32,357	10.00%

Tier 1 (Core) Capital to risk
weighted assets	38,718	11.97%	21,453	6.63%	27,504	8.50%	25,886	8.00%

Common equity tier 1 capital
to risk-weighted assets	38,718	11.97%	16,599	5.13%	22,650	7.00%	21,032	6.50%

Tier 1 (Core) Capital to
adjusted total assets (Leverage ratio)	38,718	10.92%	14,189	4.00%	14,189	4.00%	17,736	5.00%

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

The Qualified Thrift Lender test requires CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.  If this test is not met, limits are placed on growth, branching, new investments, FHLB advances and dividends.  Management believes that this test was met by CFBank at June 30, 2016 and December 31, 2015.

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

Prior to January 8, 2016, any dividends by the Holding Company on its common stock or Series B Preferred Stock, and any dividends or capital contributions by CFBank to the Holding Company, were also subject to prior regulatory approval pursuant to the Orders and the commitments made by the Holding Company and CFBank in connection with the release of the Orders.  The Holding Company received prior approval from the FRB for the payment of quarterly cash dividends on its Series B Preferred Stock in each of the previous quarters commencing with the first dividend payment on July 15, 2014 through the dividend payment on January 15, 2016.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $2,821 at June 30, 2016 and $2,877 at December 31, 2015.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2016, CFBank had $730 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of June 30, 2016, CFBank was well-capitalized under regulatory capital standards.

Summary information about the derivative instruments is as follows:

	June 30, 2016	December 31, 2015
	(unaudited)
Notional amount	$2,821	$2,877
Weighted average pay rate on interest-rate swaps	3.67%	3.67%
Weighted average receive rate on interest-rate swaps	0.48%	0.39%
Weighted average maturity (years)	3.5	4.0
Fair value of interest-rate swaps	$(242)	$(213)
Fair value of yield maintenance provisions	242	213

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three and six months ended June 30, 2016 or 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $3,510 and $1,560 of interest rate lock commitments related to residential mortgage loans at June 30, 2016 and December 31, 2015, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $10 and $8 at June 30, 2016 and December 31, 2015, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  The Company recorded a deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in 2009 and continuing up until the fourth quarter of 2015; the Company maintained this valuation allowance against the net deferred tax assets during this period based on its estimate of future reversal and utilization.  As a result, there was no income tax benefit recorded during the first three quarters of 2015.

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2015, in part because the Company had achieved seven consecutive quarters of pretax income, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the valuation allowance on the deferred tax asset was reversed which resulted in a credit to income tax expense of $3,200 during the fourth quarter of 2015.

In 2012, The Company completed a recapitalization program through the sale of $22,500 in common stock which improved the capital levels of CFBank and provided working capital for the holding company. The result of the change in stock ownership associated with the stock offering was that the Company incurred an ownership change, within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2015, the Company had net operating loss carryforwards of $25,166, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $105, which do not expire. As a result of the ownership change in connection with the 2012 stock offering, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

At December 31, 2015, the Company had a deferred tax asset recorded in the amount of $3,300, after reversing the valuation allowance mentioned above.  At June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2012.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

With the reversal of the deferred tax valuation allowance as of December 31, 2015, the Company is now recording income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and six months ended June 30, 2016, was approximately 32.6% and 32.4%, respectively, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2016 and 2015:

	For the three months ended June 30,		For the six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Statutory tax rate	34.0%	0.0%	34.0%	0.0%
Increase (decrease) resulting from:
Tax exempt income on bank owned life insurance	(1.8)%	0.0%	(2.1)%	0.0%
Other, net	0.4%	0.0%	0.5%	0.0%
Effective tax rate	32.6%	0.0%	32.4%	0.0%

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2016 and 2015 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$60	$97	$(9)	$51

Other comprehensive gain (loss) before reclassifications	20	(23)	89	11
Less amount reclassified from accumulated other comprehensive loss (2)	-	-	-	12
Net current-period other comprehensive income (loss)	20	(23)	89	23

Accumulated other comprehensive income (loss), end of period	$80	$74	$80	$74

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2)

There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2016.  There was $12 reclassified out of other comprehensive income for the six months ended June 30, 2015 due to an early redemption on a municipal security.

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

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Generally, CFBank may pay a dividend to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $3.0 million in cash and cash equivalents at June 30, 2016.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Financial Condition

General.  Assets totaled $364.8 million at June 30, 2016 and increased $13.5 million, or 3.8%, from $351.3 million at December 31, 2015.  The increase was primarily due to a $27.3 million increase in net loan balances, partially offset by a $12.9 million decrease in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents totaled $13.0 million at June 30, 2016 and decreased $12.9 million, or 49.8%, from $25.9 million at December 31, 2015.  The decrease in cash and cash equivalents was primarily due to the use of cash to fund loan growth.

Securities. Securities available for sale totaled $9.3 million at June 30, 2016 and decreased $39,000, or 0.4%, from  $9.4 million at December 31, 2015.

Loans.    Net loans totaled $324.4 million at June 30, 2016 and increased $27.3 million, or 9.2%, from $297.1 million at December 31, 2015.    The increase was primarily due to a $15.0 million increase in commercial loan balances, a $9.9 million increase in single-family residential loans balances, a $6.2 million increase in commercial real estate loan balances, and a $4.0 million increase in multi-family loan balances, partially offset by a $4.3 million decrease in construction loan balances, and a $3.5 million decrease in total consumer loan balances.  The increase in commercial loan balances, single-family residential, commercial real estate and multi-family loans was due to increased sales activity.  The decrease in construction loan balances was primarily attributed to the completion of projects.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions such as Wells Fargo Bank.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three and six months ended June 30, 2016, loan origination activity totaled $205.8 million and $394.4 million, respectively, and payoffs for the same period totaled $200.2 million and $393.7 million, respectively.  At June 30, 2016 and December 31, 2015, CFBank held $44.2 million and $43.5 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan losses (ALLL).    The ALLL totaled $6.6 million at June 30, 2016 and decreased $7,000, or 0.1%, from $6.6 million at December 31, 2015.    The decrease in the ALLL was primarily due to a decrease in historical loss rates and favorable trends in certain qualitative factors, which was partially offset by the provision for loan growth and net charge-offs for the quarter.  The ratio of the ALLL to total loans was 2.00% at June 30, 2016 compared to 2.18% at December 31, 2015.  In addition, the ratio of the ALLL to nonperforming loans was 473.4% at June 30, 2016, compared to 464.6% at December 31, 2015.

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

Individually evaluated impaired loans totaled $6.1 million at June 30, 2016, and increased $357,000, or 6.2%, from $5.8 million at December 31, 2015.  The increase was primarily due to an addition of two loan relationships, consisting of two commercial loans and one commercial real estate loan, which were downgraded during the six months ended June 30, 2016.  The amount of the ALLL specifically allocated to individually impaired loans totaled $28,000 at June 30, 2016 and $20,000 at December 31, 2015.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest remained constant and totaled $1.4 million at June 30, 2016 and December 31, 2015.  The ratio of nonperforming loans to total loans was 0.42% at June 30, 2016 compared to 0.47% at December 31, 2015.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $333,000 at June 30, 2016 and $356,000 at December 31, 2015.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonaccrual loans at June 30, 2016 and December 31, 2015 do not include $4.7 million and $4.9 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $2.1 million, or 16.2%, during the six months ended June 30, 2016,  mostly due to the repayment from a commercial loan relationship, which consisted of three commercial loans and one commercial real estate loan.  Loans designated as special mention decreased $2.5 million, or 33.8%, and totaled $4.9 million at June 30, 2016, compared to $7.4 million at December 31, 2015.  Loans classified as substandard increased $378,000, or 6.7%, and totaled $6.0 million at June 30, 2016, compared to $5.6 million at December 31, 2015.  No loans were classified as doubtful at June 30, 2016 and December 31, 2015.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $951,000, or 68.4%, and totaled $2.3 million at June 30, 2016, compared to $1.4 million at December 31, 2015.  The increase in past due loans was primarily due to one large residential loan.  Past due loans totaled 0.7% of the loan portfolio at June 30, 2016, compared to 0.5% at December 31, 2015.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $17.5 million, or 29.7%, of the commercial portfolio at June 30, 2016 compared to $16.5 million, or 37.7%, at December 31, 2015.  Given the recessionary effects of the economy in the past several years, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $21.0 million, or 88.8%, of the total home equity lines of credit at June 30, 2016 compared to $19.2 million, or 85.8%, at December 31, 2015.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2016; however, future additions to the allowance may be necessary based on factors including, but not limited to, further deterioration in client business performance, continued or deepening recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   Foreclosed assets totaled $0 at June 30, 2016 compared to $1.6 million at December 31, 2015.  Foreclosed assets at December 31, 2015 consisted of one multi-family property that was transferred into REO at fair value at the time of transfer in 2013.  This property was sold during the second quarter of 2016.

Deposits.  Deposits totaled $296.0 million at June 30, 2016 and increased $5.6 million, or 1.9%, from $290.5 million at December 31, 2015.  The increase was primarily attributed to a $6.0 million increase in money market account balances and a $3.6 million increase in certificates of deposits, partially offset by a $6.6 million decrease in checking account balances.  The majority of the deposit increase was a result of management’s focused sales and marketing efforts to grow deposits to fund loan growth.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $24.8 million at June 30, 2016, and increased $2.7 million, or 12.2%, from $22.1 million at December 31, 2015.  The increase in brokered deposits is primarily due to an increase in customers’ CDARS balances.

FHLB advances.  FHLB advances totaled $22.5 million at June 30, 2016 and increased $8.0 million, or 55.2%,  compared to $14.5 million at December 31, 2015.  The increase was primarily due to borrowing on the short-term line at FHLB to address quarter end peaks in loan demand.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Subordinated debentures.    Subordinated debentures totaled $5.2 million at both June 30, 2016 and December 31, 2015.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, in June 2014, the Holding Company paid all deferred and current interest payments in the amount of $293, with the prior approval of the FRB.  The Holding Company has subsequently paid the interest current on the subordinated debentures on a quarterly basis through December 31, 2015, after receiving the prior approval or written non-objection of the FRB to make such payments as required by the terms of the Holding Company Order and the subsequent commitments made by the Company following the termination of the Holding Company Order.  Effective as of January 8, 2016, the Holding Company is no longer required to obtain the prior approval or non-objection of the FRB in order to pay current quarterly interest on the subordinated debentures.  The Company paid the interest current for the quarter ended June 30, 2016.

Stockholders’ equity.  Stockholders’ equity totaled $38.8 million at June 30, 2016, an increase of $482,000, or 1.3%, from $38.3 million at December 31, 2015.  The increase in total stockholders’ equity was primarily attributed to net income, which was partially offset by the dividends paid on the Company’s Series B Preferred Stock during the six months ended June 30, 2016.

In May 2016, the Company announced that its Board of Directors has adopted a stock repurchase program pursuant to which the Company may repurchase up to 3% of the Company's common stock over the next six months.  Any purchases under the repurchase program will be made from time to time in the open market in accordance with applicable federal and state securities laws and regulations.  The timing and amount of any stock repurchases will be determined by the Company's management based on its evaluation of market conditions, regulatory requirements and other corporate considerations.  During the quarter ended June 30, 2016, the Company repurchased 20,500 common shares for an aggregate purchase price of $29,000.  All repurchased shares are held by the Company as treasury stock.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2016 and 2015

General.   Net income for the three months ended June 30, 2016 totaled $422,000 and decreased $45,000, or 9.6%, compared to net income of $467,000 for the three months ended June 30, 2015.  The decrease in net income was due to a $204,000 increase in income tax expense, a $174,000 decrease in noninterest income and a $85,000 increase in provision expense, partially offset by a $379,000 increase in net interest income and a $39,000 decrease in noninterest expense.

The Company reversed its deferred tax valuation allowance during the fourth quarter of 2015, and thus has recorded income tax expense starting in 2016.  On a comparable basis, income before income tax expense was $626,000 for the three months ended June 30, 2016 and increased $159,000, or 34.0%, compared to $467,000 for the three months ended June 30, 2015.

Net income attributable to common stockholders for the three months ended June 30, 2016, totaled $207,000, or $0.01 per diluted common share, and decreased $45,000, or 17.9%, compared to net income attributable to common stockholders of $252,000, or $0.02 per diluted common share, for the three months ended June 30, 2015.  For the three months ended June 30, 2016 and 2015, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $215,000 for each period, respectively.

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

Net interest income totaled $2.8 million for the quarter ended June 30, 2016 and increased $379,000, or 15.4%, compared to $2.5 million for the quarter ended June 30, 2015.  The increase in net interest income was primarily due to a $457,000, or 14.7%, increase in interest income, partially offset by a $78,000, or 11.9%, increase in interest expense.  The increase in interest income was primarily attributed to a $27.5 million, or 9.0%, increase in average interest-earning assets outstanding and a 21bps increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $16.9 million, or 6.5%, increase in average interest-bearing liabilities outstanding and a 5bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.41% for the quarter ended June 30, 2016 increased 19bps compared to the net interest margin of 3.22% for the quarter ended June 30, 2015.

Interest income totaled $3.6 million and increased $457,000, or 14.7%, for the quarter ended June 30, 2016, compared to $3.1 million for the quarter ended June 30, 2015.  The increase in interest income was primarily due to a $35.7 million, or 13.1%, increase in average loans and loans held for sale balances from $273.1 million at June 30, 2015, to $308.8 million at June 30, 2016, coupled with  an 8bps increase in the average yield on loans and loans held for sale.

Interest expense totaled $735,000 and increased $78,000, or 11.9%, for the quarter ended June 30, 2016, compared to $657,000 for the quarter ended June 30, 2015.  The increase in interest expense resulted primarily from increased deposit costs due to a $15.2 million, or 6.3%, increase in average interest-bearing deposit balances, coupled with an increase in the cost of funds.  The overall cost of funds on total interest-bearing liabilities increased 5bps to 106bps at June 30, 2016 compared to 101bps at June 30, 2015 primarily due to higher promotional rates paid to increase core deposit levels.

Provision for loan losses.  The provision for loan losses totaled $160,000 for the quarter ended June 30, 2016 and increased $85,000, or 113.3%, compared to $75,000 for the quarter ended June 30, 2015.  The increase in the provision for loan losses for the quarter ended June 30, 2016 was primarily due to increased loan growth and net charge-offs, which was partially offset by a continual decrease in the majority of historical loss rates and favorable trends in certain qualitative factors.  Net charge-offs for the quarter ended June 30, 2016 totaled $263,000 compared to net charge-offs of $37,000 for the quarter ended June 30, 2015.  The ratio of the ALLL to nonperforming loans improved to 473.4% as of June 30, 2016.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2016 and 2015.

	For the three months ended June 30,
	2016	2015
(unaudited)	(Dollars in thousands)
Commercial	$118	$-
Single-family residential real estate	93	31
Commercial real estate	-	22
Home equity lines of credit	52	(16)
Total	$263	$37

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income.  Noninterest income for the quarter ended June 30, 2016 totaled $290,000 and decreased $174,000, or 37.5%, compared to $464,000 for the quarter ended June 30, 2015. The decrease was primarily due to a $186,000 decrease in net gains on sales of loans and a $70,000 decrease in other noninterest income, partially offset by a $82,000 increase in service charges on deposit accounts.  The decrease in net gain on sales of loans was primarily due to an SBA loan sale that occurred during the second quarter of 2015.  The decrease in other noninterest income was related to decreased activity related to the Company’s joint ventures.  The increase in service charges on deposit accounts was related to increased pricing, deposit growth and account relationships.

Noninterest expense.  Noninterest expense decreased $39,000, or 1.6%, and totaled $2.3 million for the quarter ended June 30, 2016, compared to $2.4 million for the quarter ended June 30, 2015.  The decrease in noninterest expense during the three months ended June 30, 2016 was primarily due to a $83,000 decrease in FDIC premiums, a $42,000 decrease in salaries and employee benefits expense and a $27,000 decrease in advertising and promotion expense, which was partially offset by a $98,000 increase in professional fees.  The decrease in FDIC premiums was due to lower assessment factors charged based on CFBank’s improved performance.  The decrease in salaries and employee benefits was due to fewer full-time-equivalent employees as a result of the timing of certain positions in the process of being filled.  The decrease in advertising and promotion expense was related to less marketing and advertising.  The increase in professional fees was due to increases in recruiting fees, legal expense related to loan workouts, and information technology consulting projects.

Income taxes.  Income tax expense was $204,000 for the three months ended June 30, 2016, an increase of $204,000 compared to $0 for the three months ended June 30, 2015.  As of June 30, 2015, the Company maintained a valuation allowance against the net deferred tax asset which reduced the deferred tax asset to zero; thus, no income tax expense was recorded for the quarter ended June 30, 2015.  With the reversal of the deferred tax valuation allowance as of December 31, 2015, as discussed below, the Company is now recording income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the quarter ended June 30, 2016, was approximately 32.6% which management believes is a reasonable estimate for the effective tax rate.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  The Company recorded a deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in 2009 and continuing up until the fourth quarter of 2015; the Company maintained this valuation allowance against the net deferred tax assets during this period based on its estimate of future reversal and utilization.  As a result, there was no income tax benefit recorded during the first three quarters of 2015.

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2015, in part because the Company had achieved seven consecutive quarters of pretax income, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the valuation allowance on the deferred tax asset was reversed as of December 31, 2015 which resulted in a credit to income tax expense of $3.2 million.  With the reversal of the deferred tax valuation allowance, the Company is now recording income tax expense based on the federal statutory rate adjusted for the effect of other items such as incentive stock option expense, bank owned life insurance, and other miscellaneous items.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Six Months Ended June 30, 2016 and 2015

General.   Net income for the six months ended June 30, 2016 totaled $738,000 and increased $20,000, or 2.8%, compared to net income of $718,000 for the six months ended June 30, 2015.  The increase in net income was due to a $609,000 increase in net interest income and a $50,000 decrease in noninterest expense, partially offset by a $354,000 increase in income tax expense, a $225,000 decrease in noninterest income, and a $60,000 increase in provision expense.

The Company reversed its deferred tax valuation allowance during the fourth quarter of 2015, and thus has recorded income tax expense starting in 2016.  On a comparable basis, income before income tax expense was $1.1 million for the six months ended June 30, 2016 and increased $374,000, or 52.1%, compared to $718,000 for the six months ended June 30, 2015.

Net income attributable to common stockholders for the six months ended June 30, 2016, totaled $309,000, or $0.02 per diluted common share, and increased $20,000, or 6.9%, compared to net income attributable to common stockholders of $289,000, or $0.02 per diluted common share, for the six months ended June 30, 2015.  For the six months ended June 30, 2016 and 2015, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $429,000 for each period, respectively.

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

Net interest income totaled $5.5 million for the six months ended June 30, 2016 and increased $609,000, or 12.4%, compared to $4.9 million for the six months ended June 30, 2015.    The increase in net interest income was primarily due to a $797,000, or 13.0%, increase in interest income, partially offset by a $188,000, or 15.2%, increase in interest expense.  The increase in interest income was primarily attributed to a $29.6 million, or 9.9%, increase in average interest-earning assets outstanding and a 12bps increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $18.8 million, or 7.4%, increase in average interest-bearing liabilities outstanding and a 7bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.35% for the six months ended June 30, 2016 increased 7bps compared to the net interest margin of 3.28% for the six months ended June 30, 2015.

Interest income totaled $6.9 million and increased $797,000, or 13.0%, for the six months ended June 30, 2016, compared to $6.1 million for the six months ended June 30, 2015.    The increase in interest income was primarily due to a $33.9 million, or 12.7%, increase in average loans and loans held for sale balances from $266.6 million at June 30, 2015, to $300.5 million at June 30, 2016, and a 2bps increase in the average yield on loans and loans held for sale.

Interest expense totaled $1.4 million and increased $188,000, or 15.2%, for the six months ended June 30, 2016, compared to $1.2 million for the six months ended June 30, 2015.  The increase in interest expense resulted primarily from increased deposit costs due to a $18.0 million, or 7.6%, increase in average interest-bearing deposit balances, coupled with an increase in the cost of funds.  The overall cost of funds on total interest-bearing deposits increased 7bps to 96bps at June 30, 2016 compared to 89bps at June 30, 2015 primarily due to higher promotional rates paid to increase core deposit levels.

Provision for loan losses.  The provision for loan losses totaled $210,000 for the six months ended June 30, 2016 and increased $60,000, or 40.0%, compared to $150,000 for the six months ended June 30, 2015.  The increase in the provision for loan losses for the six months ended June 30, 2016 was primarily due to increased loan growth and net charge-offs, which was partially offset by a continual decrease in the majority of historical loss rates and favorable trends in certain qualitative factors.  Net charge-offs for the six months ended June 30, 2016 totaled $217,000 compared to net-recoveries of $14,000 for the six months ended June 30, 2015.  The ratio of the ALLL to nonperforming loans improved to 473.4% as of June 30, 2016.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2016 and 2015.

	For the Six months ended June 30,
	2016	2015
(unaudited)	(Dollars in thousands)
Commercial	$118	$(17)
Single-family residential real estate	93	30
Commercial real estate	-	(11)
Home equity lines of credit	6	(20)
Other consumer loans	-	4
Total	$217	$(14)

Noninterest income.  Noninterest income for the six months ended June 30, 2016 totaled $594,000 and decreased $225,000, or 27.5%, compared to $819,000 for the six months ended June 30, 2015.  The decrease was primarily due to a $242,000 decrease in net gains on sales of loans, and a $135,000 decrease in other noninterest income, partially offset by a $139,000 increase in service charges on deposit accounts.  The decrease in the net gains on sales of loans was primarily due to a SBA loan sale during the second quarter of 2015 and lower residential sales activity.   The decrease in other noninterest income was related to decreased activity related to the Company’s joint ventures.  The increase in service charges on deposit accounts was related to increased pricing, deposit growth and account relationships.

Noninterest expense.  Noninterest expense decreased $50,000, or 1.0%, and totaled $4.8 million for the six months ended June 30, 2016, compared to $4.8 million for the six months ended June 30, 2015.  The decrease in noninterest expense during the six months ended June 30, 2016 was primarily due to a $110,000 decrease in salaries and employee benefits expense, a $73,000 decrease in FDIC premiums, and a $55,000 decrease in advertising and promotion expense, partially offset by a $178,000 increase in professional fees.  The decrease in salaries and employee benefits was due to fewer full-time-equivalent employees as a result of the timing of certain positions in the process of being filled.  The decrease in FDIC premiums was due to lower assessment factors charged based on CFBank’s improved performance.  The decrease in advertising and promotion expense was related to less marketing and advertising.  The increase in professional fees was due to increases in recruiting fees, legal expense related to loan workouts, and information technology consulting projects.

Income taxes.    Income tax expense was $354,000 for the six months ended June 30, 2016, an increase of $354,000 compared to $-0- for the six months ended June 30, 2015.  As of June 30, 2015, the Company maintained a valuation allowance against the net deferred tax asset which reduced the deferred tax asset to zero; thus, no income tax expense was recorded for the six months ended June 30, 2015.  With the reversal of the deferred tax valuation allowance as of December 31, 2015, as discussed below, the Company is now recording income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the six months ended June 30, 2016, was approximately 32.4% which management believes is a reasonable estimate for the effective tax rate.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  The Company recorded a deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in 2009 and continuing up until the fourth quarter of 2015; the Company maintained this valuation allowance against the net deferred tax assets during this period based on its estimate of future reversal and utilization.  As a result, there was no income tax benefit recorded during the first three quarters of 2015.

When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2015, in part because the Company had achieved seven consecutive quarters of pretax income, that it was no longer necessary to maintain a full valuation allowance against the entire net deferred tax asset.  As a result, the

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

valuation allowance on the deferred tax asset was reversed as of December 31, 2015 which resulted in a credit to income tax expense of $3.2 million.  With the reversal of the deferred tax valuation allowance, the Company is now recording income tax expense based on the federal statutory rate adjusted for the effect of other items such as incentive stock option expense, bank owned life insurance, and other miscellaneous items.

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

	For Three Months Ended June 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,326	$30	1.30%	$9,266	$34	1.55%
Loans and loans held for sale (3)	308,827	3,502	4.54%	273,112	3,044	4.46%
Other earning assets	12,914	19	0.59%	21,175	16	0.30%
FHLB stock	1,942	19	3.91%	1,942	19	3.91%
Total interest-earning assets	333,009	3,570	4.29%	305,495	3,113	4.08%
Noninterest-earning assets	25,281			23,735
Total assets	$358,290			$329,230

Interest-bearing liabilities:
Deposits	$256,638	627	0.98%	$241,447	558	0.92%
FHLB advances and other borrowings	21,353	108	2.02%	19,655	99	2.01%
Total interest-bearing liabilities	277,991	735	1.06%	261,102	657	1.01%

Noninterest-bearing liabilities	41,667			33,347
Total liabilities	319,658			294,449

Equity	38,632			34,781
Total liabilities and equity	$358,290			$329,230

Net interest-earning assets	$55,018			$44,393
Net interest income/interest rate spread		$2,835	3.23%		$2,456	3.07%
Net interest margin			3.41%			3.22%
Average interest-earning assets
to average interest-bearing liabilities	119.79%			117.00%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2016			2015
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,354	$60	1.29%	$9,398	$69	1.53%
Loans and loans held for sale (3)	300,496	6,781	4.51%	266,605	5,990	4.49%
Other earning assets	16,851	48	0.57%	21,145	33	0.31%
FHLB stock	1,942	39	4.02%	1,942	39	4.02%
Total interest-earning assets	328,643	6,928	4.22%	299,090	6,131	4.10%
Noninterest-earning assets	25,498			23,197
Total assets	$354,141			$322,287

Interest-bearing liabilities:
Deposits	$252,866	1,216	0.96%	$234,899	1,043	0.89%
FHLB advances and other borrowings	20,505	211	2.06%	19,656	196	1.99%
Total interest-bearing liabilities	273,371	1,427	1.04%	254,555	1,239	0.97%

Noninterest-bearing liabilities	42,243			33,049
Total liabilities	315,614			287,604

Equity	38,527			34,683
Total liabilities and equity	$354,141			$322,287

Net interest-earning assets	$55,272			$44,535
Net interest income/interest rate spread		$5,501	3.18%		$4,892	3.13%
Net interest margin			3.35%			3.28%
Average interest-earning assets
to average interest-bearing liabilities	120.22%			117.50%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Six Months Ended
	June 30, 2016			June 30, 2016
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2015			June 30, 2015

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(6)	$2	$(4)	$(9)	$-	$(9)
Loans and loans held for sale	54	404	458	26	765	791
Other earning assets	38	(35)	3	33	(18)	15
FHLB Stock	-	-	-	-	-	-
Total interest-earning assets	86	371	457	50	747	797

Interest-bearing liabilities:
Deposits	33	36	69	90	83	173
FHLB advances and other borrowings	-	9	9	6	9	15
Total interest-bearing liabilities	33	45	78	96	92	188

Net change in net interest income	$53	$326	$379	$(46)	$655	$609

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Valuation of the deferred tax asset.    Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  The Company recorded a deferred tax valuation allowance which reduced the Company’s deferred tax asset to zero beginning in 2009 and continuing up until the fourth quarter of 2015; the Company maintained this valuation allowance against the net deferred tax assets during this period based on its estimate of future reversal and utilization.  As a result, there was no income tax benefit recorded during the first three quarters of 2015.

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

In 2012, the Company completed a recapitalization program through the sale of $22.5 million in common stock which improved the capital levels of CFBank and provided working capital for the holding company. The result of the change in stock ownership associated with the stock offering was that the Company incurred an ownership change, within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2015, the Company had net operating loss carryforwards of $25.2 million, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $105,000, which do not expire. As a result of the ownership change in connection with the 2012 stock offering, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765,000 at year-end 2015.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.  The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate.  CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

At December 31, 2015, the Company had a deferred tax asset recorded in the amount of $3.3 million, after reversing the valuation allowance mentioned above.  At June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2012.  Additional information is included in Notes 1 and 14 to our 2015 Audited Financial Statements.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$12,894	$25,617
Additional borrowing capacity at the FHLB	16,145	15,813
Additional borrowing capacity at the FRB	32,181	30,241
Unused commercial bank line of credit	1,000	1,000
Total	$62,220	$72,671

Cash, unpledged securities and deposits in other financial institutions decreased $12.7 million, or 49.7%, to $12.9 million at June 30, 2016 compared $25.6 million at December 31, 2015.  The decrease is primarily due to a decrease in cash which was used to fund loan growth.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s additional borrowing capacity with the FHLB increased $332,000 to $16.1 million at June 30, 2016, compared to $15.8 million at December 31, 2015.  The increase in additional borrowing capacity is a result of additional collateral pledged due to the increase in loans.

CFBank’s additional borrowing capacity at the FRB increased to $32.2 million at June 30, 2016 from $30.2 million at December 31, 2015.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had a $1.0 million unused line of credit with one commercial bank at June 30, 2016 and December 31, 2015.

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

The Holding Company had adequate funds at June 30, 2016 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may elect to pay dividends on its preferred stock and common stock, if and when declared by the Board of Directors, subject, in the case of dividends on common stock, to the payment in full of the dividend on the Company’s Series B Preferred Stock for the current dividend period.

Currently, annual debt service on the subordinated debentures is approximately $170,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 3.48% at June 30, 2016.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2016.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2016, as well as the maximum number of shares of common stock that may be purchased under the stock repurchase program announced by the Company in May 2016.

Period	Total number of common shares purchased	Average price paid per common share (1)	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (2)
April 1 through April 30, 2016	-	$-	-	-
May 1 through May 31, 2016	9,400	1.39	9,400	471,326
June 1 through June 30, 2016	11,100	1.36	20,500	460,226
Total	20,500	$1.37

(1)	Excludes broker commissions.
(2)

In May 2016, the Company announced that its Board of Directors has adopted a stock repurchase program pursuant to which the Company may repurchase up to 3% of the Company's common stock (480,726 shares) over the next six months.  Any purchases under the repurchase program will be made from time to time in the open market in accordance with applicable federal and state securities laws and regulations.  The timing and amount of any stock repurchases will be determined by the Company's management based on its evaluation of market conditions, regulatory requirements and other corporate considerations.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 70 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

v

Dated: August 10, 2016	By: /s/ Timothy T O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Chief Financial Officer

Dated: August 10, 2016	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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