Form 10-K
period 2016-12-31
CENTRAL FEDERAL CORP
filed 2017-03-15
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

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

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2016 was  $21.8 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 10, 2017, there were 16,294,910  shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders  for its fiscal year ended December 31, 2016,  included as Exhibit 13.1 to this Form 10-K, and its Proxy Statement for the Annual Meeting of Stockholders  to be held on  May 31 2017, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Form 10-K”) and in our other communications that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank, National Association (“CFBank”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

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

PART I

Item 1.  Business.

General

Central Federal Corporation (the “Holding Company”), was organized as a Delaware corporation in September 1998 as the holding company for CFBank, in connection with CFBank’s conversion from a mutual to stock form of organization.    CFBank was originally organized in 1892 and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank.  On December 1, 2016, CFBank converted from a federal savings institution to a national bank.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status.  As a financial holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”).    As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary.

The consolidated financial statements include the Holding Company and CFBank (together referred to as the “Company”).    Intercompany transactions and balances are eliminated in consolidation.

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

Currently, the Company does not transact material business other than through CFBank.  At December 31, 2016, the Company’s assets totaled $436.1 million and stockholders’ equity totaled $39.3 million.

CFBank is a community-oriented national bank offering a variety of financial services to meet the needs of the communities we serve.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  In addition, CFBank provides residential lending and full service retail banking services and products.  We attract retail and business deposits from the general public and use the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans and home equity lines of credit.  The majority of our customers are small businesses, small business owners and consumers.

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

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio; Summit County through our office in Fairlawn, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our agency office in Woodmere, Ohio.  We originate commercial and residential real estate loans and business loans primarily throughout Ohio.

Regulatory Matters

From May 2011 until 2014, the Holding Company and CFBank each were subject to Cease and Desist Orders (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) with the FRB as successor to the Office of Thrift Supervision (the “OTS”) as the primary regulator of the Holding Company and CFBank.  See Note 2 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  Notwithstanding the release of the CFBank Order, CFBank was required to continue to maintain a minimum Tier 1 Leverage Capital Ratio of 8% and a Total Risk-based Capital to Risk-Weighted Assets ratio of 12% until December 23, 2015, and CFBank further committed to the OCC to continue to adhere to certain prudent practices.    The foregoing commitments remained in place until December 23, 2015.  See Note 2 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Following the termination of the Holding Company Order, the Holding Company was required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments required the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.  The foregoing commitments remained in place until January 8, 2016.    See Note 2 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Orders.

Although we are no longer subject to the Orders or the regulatory commitments made following the release of the Orders, we remain subject to extensive supervision and regulation by our regulators, and it is possible that regulatory compliance expenses could continue to have a material adverse impact on us in the future.

Dividend Restrictions

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory requirements, policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on the Company’s common stock (other than dividends payable solely in shares), for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.

The Holding Company had $2.2 million in cash and cash equivalents at December 31, 2016.  Management believes that the Holding Company has adequate operating capital for the foreseeable future.

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

Lending Activities

Loan Portfolio Composition.    The loan portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans.    It also consists of a portfolio of residential mortgage loans totaling $46.9 million as a result of participation in the Northpointe Mortgage Purchase Program.    See Note 4 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Northpointe Mortgage Purchase Program.  CFBank also finances a variety of commercial and residential construction projects.  At December 31, 2016, gross loans receivable totaled $353.1 million and increased approximately $49.4 million, or 16.3% from $303.7 million at December 31, 2015.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $221.4 million and represented 62.7% of the gross loan portfolio at December 31, 2016 as compared to 56.5% of the gross loan portfolio at December 31, 2015.  Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased  $49.8 million, or 29.0%  during 2016. Portfolio single-family residential mortgage loans, including related construction loans and residential mortgage loans originated through the Northpointe Mortgage Purchase Program, totaled $107.9 million and represented 30.6% of total gross loans at year-end 2016, compared to 34.3% at year-end 2015.  The remainder of our loan portfolio consists of consumer loans, which totaled $23.7 million, or 6.7% of gross loans receivable, at year-end 2016.

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

The following table sets forth the composition of the loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,
	2016		2015		2014		2013		2012
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$92,544	26.21%	$81,985	27.00%	$51,445	19.53%	$32,219	15.13%	$43,058	27.21%
Multi-family	34,291	9.71%	28,950	9.53%	28,790	10.93%	32,197	15.12%	21,576	13.63%
Construction	25,822	7.31%	24,662	8.12%	23,641	8.98%	11,465	5.39%	14	0.01%
Commercial real estate	105,313	29.83%	96,488	31.78%	91,119	34.58%	83,752	39.34%	54,291	34.30%
Total real estate mortgage loans	257,970	73.06%	232,085	76.43%	194,995	74.02%	159,633	74.99%	118,939	75.15%
Consumer loans:
Home equity loans	479	0.14%	504	0.17%	549	0.21%	352	0.17%	419	0.26%
Home equity lines of credit	23,109	6.55%	21,837	7.19%	16,898	6.42%	14,851	6.98%	12,963	8.19%
Automobile	-	0.00%	65	0.02%	122	0.05%	77	0.04%	50	0.03%
Other	158	0.04%	5,449	1.79%	4,305	1.63%	431	0.20%	501	0.32%
Total consumer loans	23,746	6.73%	27,855	9.17%	21,874	8.31%	15,711	7.38%	13,933	8.80%
Commercial loans (1)	71,334	20.21%	43,744	14.40%	46,532	17.67%	37,526	17.63%	25,408	16.05%
Total loans receivable	353,050	100.0%	303,684	100.0%	263,401	100.0%	212,870	100.0%	158,280	100.0%
Less:
Allowance for loan and lease losses	(6,925)		(6,620)		(6,316)		(5,729)		(5,237)
Loans receivable, net	$346,125		$297,064		$257,085		$207,141		$153,043

(1)	Includes $2,874 of commercial leases

Loan Maturity.    The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2016.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2016
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$79,170	$100	$11,743	$91,013
After one year:
More than one year to three years	40,150	81	17,432	57,663
More than three years to five years	33,175	17	17,205	50,397
More than five years to 10 years	37,033	1,230	8,163	46,426
More than 10 years to 15 years	20,997	2,744	16,791	40,532
More than 15 years	47,445	19,574	-	67,019
Total due after 2017	178,800	23,646	59,591	262,037
Total amount due	$257,970	$23,746	$71,334	$353,050

The following table sets forth at December 31, 2016, the dollar amount of total loans receivable contractually due after December 31, 2017, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2017
	Fixed	Adjustable	Total
Real estate mortgage loans(1)	$112,259	$66,542	$178,801
Consumer loans	335	23,310	23,645
Commercial loans	26,783	32,808	59,591
Total loans	$139,377	$122,660	$262,037

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans and Leases.    Lending activities are conducted through our offices located in Franklin,  Summit, Cuyahoga and Columbiana Counties, Ohio. We originate commercial, commercial real estate and multi-family mortgage loans and also expanded into business financial services in the Akron, Cleveland and Columbus, Ohio markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates.  Fixed-rate loans are generally limited to terms of three to five years. Historically, CFBank has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates.  See Note 20 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.

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

Single-Family Mortgage Lending.    A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are primarily obtained from our loan officers and their contacts within the local real estate industry and with existing or past customers and members of the local communities. We offer both fixed-rate and adjustable-rate mortgage (ARM) loans with maturities generally up to 30 years, priced competitively with current market rates.  We offer several ARM loan programs with terms of up to 30 years and with the majority of the programs interest rates that adjust with a maximum adjustment limitation of 2.0% per year and a 5.0% lifetime cap.  The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

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

For the year ended December 31, 2016, single-family mortgage loans originated for sale totaled $24.2 million,  a decrease of $17.4 million, or 41.8%, compared to $41.6 million that was originated in 2015. The decrease in originations was partially due to lower sales activity.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential loan originations in 2016.  If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

At December 31, 2016, portfolio single-family mortgage loans originated by CFBank totaled $9.3 million, or 2.6% of total loans.  Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85% of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance.  Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance.  Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family residential ARM loans, which totaled $14.1 million, or 15.3% of the single-family mortgage loan portfolio at December 31, 2016, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.    See Note 4 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity.    Commercial real estate and multi-family residential mortgage loan balances  increased $14.2 million to $139.6 million at December 31, 2016.  This represented an increase of 11.3% over the $125.4 million balance at December 31, 2015.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property.  An independent appraisal of the property is required on all loans greater than or equal to $250,000.  In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history.  We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans.  At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years.   We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate.  See Note 20 to the Consolidated Financial Statements  included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on interest-rate swaps.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity.  During 2016, commercial lending activity increased by $27.6 million, or 63.1%, to $71.3 million at year-end 2016.   We originate commercial loans primarily to businesses located within our primary market area. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed-rate loans are generally limited to a maximum term of five years.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. With economic improvement in our market areas, there was also an increase in commercial building activity. During 2016, construction loans increased by $1.2 million, or 4.7%, to $25.8 million compared to the $24.7 million in the portfolio at year-end 2015.   CFBank’s strong capital levels has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits.  At December 31, 2016, the consumer loan portfolio totaled $23.7 million, which was 6.7% of gross loans receivable.  During 2016, the consumer loan portfolio decreased  $4.1 million, or 14.8% over the year-end 2015 balance of $27.9 million.

Home equity lines of credit include those purchased in the past and loans we originate for our portfolio.  We offer a  variable rate home equity line of credit product which we originate for our portfolio.  The interest rate adjusts monthly at various margins above the prime rate of interest as disclosed in The Wall Street Journal.  The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment and the borrower’s FICO® score.  The amount of the line is based on the borrower’s credit history,  income and equity in the home.  When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment.  The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral.

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

Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets.    We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system.    Loans are classified into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by banking regulators.    Loans designated as special mention are considered criticized assets.  Loans designated as substandard, doubtful or loss are considered classified assets. Loans designated as special mention possess weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that there will be some loss if the deficiencies are not corrected. A loan considered doubtful has all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable.  Loans designated as loss are considered uncollectible based on the borrower’s inability to make payments, and any value attached to collateral, if any, is based on liquidation value. Loans considered loss are generally uncollectible and have so little value that their continuance as assets is not warranted and are charged off, unless certain circumstances exit that could potentially warrant a specific reserve to be established.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for detailed information on criticized and classified loans as of December 31, 2016 and 2015.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2016, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	2	$294
Single-family residential real estate	2	17
Multi-family residential real estate	1	171
Commercial real estate	6	4,312
Home equity lines of credit	3	225
Total	14	$5,019

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented in the table below represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2016				December 31, 2015				December 31, 2014
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of	of	of	of	of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	1	$49	8	$397	-	$-	12	$640	2	$46	9	$549
Multi-family	-	-	-	-	-	-	-	-	-	-	-	-
Commercial	1	600	-	-	-	-	1	446	-	-	1	477
Consumer loans:
Home equity lines of credit	1	15	1	44	-	-	2	115	-	-	2	153
Home equity loans	-	-	-	-	-	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	2	10	-	-
Commercial loans	-	-	3	263	1	9	3	224	-	-	3	369
Total delinquent loans	3	$664	12	$704	1	$9	18	$1,425	4	$56	15	$1,548

Delinquent loans as a percent of total loans		.19%		.20%		.00%		.47%		.02%		.59%

	December 31, 2013				December 31, 2012
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number	Balance	Number	Balance	Number	Balance	Number	Balance
	of	of	of	of	of	of	of	of
	Loans	Loans	Loans	Loans	Loans	Loans	Loans	Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	1	$36	10	$479	2	$122	5	$113
Multi-family	-	-	1	1,701	-	-	2	2,082
Commercial	-	-	5	2,943	-	-	9	3,438
Consumer loans:
Home equity lines of credit	-	-	1	52	-	-	1	9
Home equity loans	-	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-	-
Other	-	11	-	-	-	-	-	-
Commercial loans	-	-	2	563	1	65	3	714
Total delinquent loans	1	$47	19	$5,738	3	$187	20	$6,356

Delinquent loans as a percent of total loans		.02%		2.78%		.12%		4.02%

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

	At December 31,
	2016	2015	2014	2013	2012
Loans past due over 90 days still on accrual	$-	$-	$-	$-	$-
Nonaccrual loans:
Single-family real estate	397	640	549	479	113
Multi-family real estate	-	-	-	1,701	2,082
Commercial real estate	-	446	477	2,943	3,438
Consumer	44	115	153	52	9
Commercial	263	224	369	563	714
Total nonaccrual loans	704	1,425	1,548	5,738	6,356
Total nonperforming loans	704	1,425	1,548	5,738	6,356
REO	204	1,636	1,636	1,636	1,525
Other foreclosed assets	-	-	-	-	-
Total nonperforming assets	908	3,061	3,184	7,374	7,881
Troubled Debt Restructurings (1)	2,986	4,920	5,233	3,517	3,684
Total nonperforming and troubled debt restructurings	$3,894	$7,981	$8,417	$10,891	$11,565
Nonperforming loans to total loans	0.20%	0.47%	0.59%	2.70%	4.02%
Nonperforming assets to total assets	0.21%	0.87%	1.01%	2.88%	3.66%

(1)

Reflects TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The $721,000 decrease in nonperforming loans in 2016 compared to 2015 was primarily due to loan payments and payoffs.  There were  $324,000 in loans that became nonperforming in 2016 related to three single-family residential loans, one commercial loan and one consumer loan.

CFBank has seen steady improvement in the credit quality of its level of nonperforming loans over the last five years.    For the year ended December 31, 2016, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $43,000.  There was no interest income recognized on nonaccrual loans in 2016.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”). Loans restructured in 2016 identified as TDRs totaled $239,000.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included  $144,000 in TDRs at December 31, 2016, while non-accrual loans included $356,000 of TDRs at December 31, 2015.

At year-end 2016 there were a total of $3.1 million of TDRs, including $2.5 million in commercial real estate loans, $294,000 in commercial loans,  $122,000 in single family residential loans and $37,000 in multi-family loans, which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information on nonperforming loans and TDRs as of December 31, 2016 and 2015.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan and Lease Losses (ALLL).  The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $6.9  million at December 31, 2016, and increased $305,000, or 4.6%, from $6.6 million at December 31, 2015.  The increase in the ALLL is due to a combination of factors including a  16.3% increase in overall loan balances and net recoveries during the twelve months ended December 31, 2016, which was partially offset by continuous improvement in credit quality and a 50.6% decrease in nonperforming loans.  The ratio of the ALLL to total loans was 1.96% at December 31, 2016, compared to 2.18% at December 31, 2015.  In addition, the ratio of the ALLL to nonperforming loans improved to 983.7% at December 31, 2016, compared to 464.6% at December 31, 2015.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2016; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the years ended December 31:

	2016	2015	2014	2013	2012
ALLL, beginning of period	$6,620	$6,316	$5,729	$5,237	$6,110
Charge-offs:
Real estate loans:
Single-family	147	40	-	164	64
Multi-family	-	-	-	59	796
Commercial real estate	-	25	5	6	1,467
Consumer loans:
Home equity	53	41	26	17	126
Automobile	-	-	-	-	5
Other	1	10	-	6	34
Commercial loans	123	8	44	-	99
Total charge-offs	324	124	75	252	2,591

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	42	1	4	3	9
Multi-family	143	-	-	88	22
Commercial real estate	145	33	349	66	138
Consumer loans:
Home equity	69	113	24	29	17
Automobile	-	-	2	8	7
Other	-	6	-	13	16
Commercial loans	-	25	5	41	380
Total recoveries	399	178	384	248	589
Net charge-offs (recoveries)	(75)	(54)	(309)	4	2,002
Provision for loan and lease losses	230	250	278	496	1,129
Reclassification of ALLL on loan-related commitments	-	-	-	-	-
ALLL, end of period	$6,925	$6,620	$6,316	$5,729	$5,237
ALLL to total loans	1.96%	2.18%	2.39%	2.69%	3.31%
ALLL to nonperforming loans	983.66%	464.56%	408.01%	99.85%	82.39%
Net charge-offs (recoveries) to ALLL	-1.08%	-0.82%	-4.89%	0.07%	38.23%
Net charge-offs (recoveries) to average loans	-0.02%	-0.02%	-0.13%	0.00%	1.43%

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

	At December 31,
	2016			2015			2014
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$735	10.61%	26.21%	$691	10.44%	27.00%	$634	10.04%	19.51%
Multi-family	716	10.34%	9.71%	705	10.65%	9.53%	818	12.95%	10.93%
Commercial real estate	2,727	39.38%	29.83%	2,710	40.94%	31.78%	2,541	40.23%	34.60%
Construction	580	8.38%	7.31%	561	8.47%	8.12%	442	7.00%	0
Consumer loans:
Home equity lines of credit	486	7.02%	6.55%	474	7.16%	7.19%	441	6.98%	6.42%
Other	34.49%		.18%	99	1.50%	1.98%	94	1.49%	1.90%
Commercial loans	1,647	23.78%	20.21%	1,380	20.84%	14.40%	1,346	21.31%	17.66%
Total ALLL	$6,925	100.00%	100.00%	$6,620	100.00%	100.00%	$6,316	100.00%	100.00%

	At December 31,
	2013			2012
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$120	2.09%	15.13%	$332	6.34%	27.21%
Multi-family	1,262	22.03%	15.12%	1,396	26.66%	13.63%
Commercial real estate	2,325	40.58%	39.34%	1,946	37.16%	34.30%
Construction	119	2.08%	5.39%	-	.00%	0.01%
Consumer loans:
Home equity lines of credit	139	2.43%	6.98%	241	4.60%	8.19%
Other	5.09%		.41%	11.21%		.61%
Commercial loans	1,759	30.70%	17.63%	1,311	25.03%	16.05%
Total ALLL	$5,729	100.00%	100.00%	$5,237	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $204,000 at December 31, 2016 and $1.6 million at December 31, 2015. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding foreclosed assets at December 31, 2016.  Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

Investment Activities

National banks have the authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers’ acceptances and federal funds.  Subject to various restrictions, national banks may also invest their assets in commercial paper, municipal bonds, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a national bank is otherwise authorized to make directly.

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

At December 31, 2016, the securities portfolio totaled $14.1 million.  At December 31, 2016, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements contained in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2016		2015		2014
Securities Available For Sale	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value	Amortized Cost.	Fair Value
Corporate	$-	$-	$-	$-	$2,932	$2,936
State and Municipal	-	-	-	-	897	886
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	13,521	13,505	8,575	8,536	5,018	5,011
Mortgage-backed securities - residential	345	357	463	481	687	727
Collateralized mortgage obligations	189	196	339	351	860	885
Total temporarily impaired	$14,055	$14,058	$9,377	$9,368	$10,394	$10,445

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2016.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	2,518	0.78%	11,003	1.36%	-	0.00%	-	0.00%	13,521	1.25%
Mortgage-backed securities - residential	1	7.30%	90	6.79%	197	3.50%	57	7.01%	345	4.95%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	189	3.97%	189	3.97%
Total Securities Available For Sale	$2,519	0.78%	$11,093	1.40%	$197	3.50%	$246	4.67%	$14,055	1.38%

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

The Holding Company, as a financial holding company, has more limited sources of liquidity than CFBank. In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from its subsidiaries or the sale of assets.

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  Any future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.    See Note 2 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K.

The Holding Company’s available cash and cash equivalents totaled $2.2 million at December 31, 2016. Based on historical cash utilization rate and estimates of future requirements, there is sufficient liquidity to cover operating expenses for the foreseeable future.  See the section titled “Liquidity and Capital Resources” and Note 2  to the Consolidated Financial Statements contained in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding Holding Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 49.4%  of average deposit balances in 2016.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2016, CFBank had $29.7 million in brokered deposits with maturity dates from January 2017 through March 2021. At December 31, 2016, cash, unpledged securities and deposits in other financial institutions totaled $63.7 million.

CFBank has been a participant in the Certificate of Deposit Account Registry Service® (CDARS), a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million. Although CFBank customers participate in the CDARS program, CDARS deposits are considered brokered deposits by banking regulation.  Customer balances in the CDARS program totaled $9.6 million at December 31, 2016 and increased $266,000, or 2.9%, from $9.3 million at December 31, 2015.

Certificate accounts in amounts of $100,000 or more totaled $128.2 million at December 31, 2016,  maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$25,147	0.98%
Over 3 through 6 months	17,406	1.04%
Over 6 through 12 months	35,988	1.30%
Over 12 months	49,644	1.66%
Total	$128,185

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.  Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2016			2015			2014
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$7,245	2.29%	0.03%	$8,793	3.23%	0.02%	$8,911	3.81%	0.02%
Money market accounts	90,512	28.67%	0.78%	72,819	26.78%	0.75%	41,556	17.79%	0.39%
Savings accounts	16,398	5.19%	0.10%	16,478	6.06%	0.10%	16,270	6.97%	0.10%
Certificates of deposit	156,084	49.44%	1.24%	142,320	52.34%	1.16%	134,203	57.44%	1.03%
Noninterest-bearing deposits:
Demand deposits	45,468	14.41%	-	31,503	11.59%	-	32,681	13.99%	-
Total Average Deposits	$315,707	100.00%	0.98%	$271,913	100.00%	0.92%	$233,621	100.00%	0.78%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2016.

	Period to Maturity from December 31, 2016				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2016	2015	2014
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$22,680	$2,819	$328	$220	$26,047	$40,782	$78,444
1.00 to 1.99%	85,766	30,694	5,671	10,771	132,902	89,905	34,781
2.00 to 2.99%	174	104	1,750	11,332	13,360	11,658	22,977
3.00 to 3.99%	-	-	-	-	-	100	243
4.00 to 4.99%	-	-	-	-	-	-	239
5.00% and above	-	-	-	-	-	499	499
Total certificate accounts	$108,620	$33,617	$7,749	$22,323	$172,309	$142,944	$137,183

See the sections titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth.   The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $13.5  million at December 31, 2016.  Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $44.5 million at year-end 2016.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program.  The borrowings are collateralized by commercial loans and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $31.8 million at year-end 2016.  There were no amounts outstanding from the Federal Reserve Bank at December 31, 2016.  CFBank also had $1.0 million available in an unsecured line of credit with a  commercial bank at December 31, 2016.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.  There was no amount outstanding on this line of credit at December 31, 2016.    See the section titled “Liquidity and Capital Resources” contained in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for information regarding subordinated debentures issued by the Company in 2003.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2016	2015	2014
Short-term FHLB advances and other borrowings:
Average balance outstanding	$385	$5	$54
Maximum amount outstanding at any month-end during the period	6,000	-	-
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	0.59%	0.45%	0.21%

Subsidiary Activities

As of December 31, 2016,  we maintained CFBank and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2016,  the Company had  58 full-time and 6 part-time employees.

Regulation and Supervision

Set forth below is a brief description of certain laws and regulations that apply to us.  This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Overview

The Holding Company and CFBank are subject to examination and comprehensive federal regulation and oversight by federal banking agencies.  Such regulation and oversight is intended primarily for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund and the banking system as a whole and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the FDIC’s Deposit Insurance Fund.  They also may restrict the Holding Company’s ability to repurchase its stock or to receive dividends from CFBank and impose capital adequacy and liquidity requirements.

Effective as of December 1, 2016, CFBank converted from a federal savings association to a national bank and, in connection with that conversion, the Holding Company became a registered bank holding company and elected financial holding company status.

As a financial holding company, the Holding Company is subject to regulation by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act and to inspection, examination and supervision by the FRB.  The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Exchange Act, as administered by the SEC.   The Holding Company’s common stock trades on the Nasdaq Capital Market under the symbol “CFBK,” which subjects the Holding Company to various requirements under the Nasdaq marketplace rules.

CFBank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the “OCC”).  CFBank has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law, and certain other requirements established by the FDIC.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. The CFPB has rulemaking and interpretative authority.

Federal law provides federal banking regulators, including the OCC, the FRB and the FDIC, with substantial enforcement powers. The enforcement authority of the OCC and the FRB over national banks and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions.  In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.  Other actions or inactions may also provide the basis for enforcement action.

Regulation of the Holding Company

General.  As a financial holding company, the Holding Company’s activities are subject to extensive regulation by the FRB.   The Holding Company is required to file reports with the FRB and such additional information as the FRB may require, and is subject to regular examinations by the FRB.  The FRB also has extensive enforcement authority over financial holding companies, including, among other things, the ability to assess civil money penalties, issue cease and desist or removal orders, and require that a financial holding company divest subsidiaries (including a subsidiary bank).  In general, the FRB may initiate enforcement actions for violations of laws and regulations and unsafe or unsound practices.

Source of Strength.  Under FRB policy, a financial holding company is expected to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank.  Under this policy, the FRB may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the FRB believes the payment of such dividends would be an unsafe or unsound practice.

Prior FRB Approval.  The Bank Holding Company Act requires the prior approval of the FRB in any case where a financial holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by it;
•	acquire all or substantially all of the assets of another bank or another financial or bank holding company; or
•	merge or consolidate with any other financial or bank holding company.

Financial Holding Company Status.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act.  The Holding Company became a financial holding company effective as of December 1, 2016.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board.  The Financial Services Modernization Act defines “financial in nature” to include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant banking; and
•	activities that the Federal Reserve Board has determined to be closely related to banking.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized and well managed and has at least a satisfactory Community Reinvestment Act rating.  A subsidiary bank of a financial holding company or a national bank with a financial subsidiary must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial-in-nature subsidiary or subsidiaries.  In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

Each subsidiary bank of a financial holding company is subject to certain restrictions on the maintenance of reserves against deposits, extensions of credit to the financial holding company or any of its subsidiaries, investments in the stock or other securities of the financial holding company or its subsidiaries and the taking of such stock or securities as collateral for loans to any borrower.  Further, a financial holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property or furnishing of any services.  Various consumer laws and regulations also affect the operations of these subsidiaries.

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Board Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;
•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and
•	require that all such transactions be on terms substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.  The term “covered transaction” includes the making of loans to the affiliate, the purchase of assets from the affiliate, the issuance of a guarantee on behalf of the affiliate, the purchase of securities issued by the affiliate and other similar types of transactions.

A bank’s authority to extend credit to executive officers, directors and greater than 10% shareholders, as well as entities such persons control, is subject to Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O promulgated thereunder by the FRB.  Among other things, these loans must be made on terms (including interest rates charged and collateral required) substantially the same as those offered to unaffiliated individuals or be made as part of a benefit or compensation program and on terms widely available to employees, and must not involve a greater than normal risk of repayment.  In addition, the amount of loans a bank may make to these persons is based, in part, on the bank’s capital position, and specified approval procedures must be followed in making loans which exceed specified amounts.

Regulation of CFBank

General. CFBank, as a national bank, is subject to regulation, periodic examination, enforcement authority and oversight by the OCC extending to all aspects of CFBank’s operations.  OCC regulations govern permissible activities, capital requirements, dividend limitations, investments, loans and other matters.  CFBank also is subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law.  Furthermore, CFBank is subject, as a member bank, to certain rules and regulations of the FRB, many of which restrict activities and prescribe documentation to protect consumers.  In addition, the establishment of branches by CFBank is subject to prior approval of the OCC.  The OCC has broad enforcement powers over national banks, including the power to impose fines and other civil and criminal penalties and to appoint a conservator or receiver if any of a number of conditions are met.

The CFPB regulates consumer financial products and services provided by CFBank through interpretations designed to protect consumers.

Regulatory Capital.  National banks are required to maintain a minimum level of regulatory capital.  The OCC has adopted risked-based capital guidelines for national banks, which guidelines include both a definition of capital and a framework for calculating risk weighted assets by assigning assets and off-balance-sheet items to broad risk categories.

Prior to January 1, 2015, the regulatory capital guidelines included a minimum for the ratio of total capital to risk-weighted assets of 8%, with at least half of the ratio composed of common shareholders’ equity, minority interests in certain equity accounts of consolidated subsidiaries and a limited amount of qualifying preferred stock and qualified trust preferred securities, less goodwill and certain other intangible assets (known as “Tier 1” risk-based capital). The remainder of total risk-based capital (“Tier 2 capital” may consist, among other things, of certain amounts of mandatory convertible debt securities, subordinated debt, preferred stock not qualifying as Tier 1 capital, allowance for loan and lease losses and net unrealized gains, after applicable taxes, on available-for-sale equity securities with readily determinable fair values, all subject to limitations established by the guidelines.  Under the guidelines, capital is compared to the relative risk related to the balance sheet.  To derive the risk included in the balance sheet one of four risk weights (0%, 20%, 50% and 100%) is applied to different balance sheet and off-balance sheet assets, primarily based on the relative credit risk of the counterparty.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

The guidelines also provided for a minimum ratio of Tier 1 capital to average assets, or “leverage ratio,” of 3% for financial holding companies and bank holding companies that met certain criteria, including having the highest regulatory rating, and 4% for all other financial holding companies and bank holding companies.

Following the termination of  the CFBank Order effective January 23, 2014, CFBank was subject to the heightened capital requirements imposed by the OCC and was required to maintain an 8% Tier 1 (core) Capital ratio to adjusted total assets and 12% Total Capital to risk weighted assets until December 23, 2015.  CFBank was no longer subject to the heightened capital requirements at December 31, 2015.    See Note 2-Regulatory Matters and Note 19-Regulatory Capital Matters to the Consolidated Financial

Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

Any national bank that fails to comply with its capital plan or has a Tier 1 risk-based or core capital ratio of less than 3.0% or a risk-based capital ratio of less than 6.0% and is considered “significantly undercapitalized” must be made subject to one or more additional specified actions and operating restrictions which may cover all aspects of its operations and may include a forced merger or acquisition of the institution.  The OCC is also generally authorized to reclassify an institution into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

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

The federal banking agencies may (or in some cases must) take certain supervisory actions depending upon a bank’s capital level.  For example, the banking agencies must appoint a receiver or conservator for a bank within 90 days after the bank becomes “critically undercapitalized” unless the bank’s primary regulator determines, with the concurrence of the FDIC, that other action would better achieve regulatory purposes.  Banking operations otherwise may be significantly affected depending on a bank’s capital category.  For example, a bank that is not “well capitalized” generally is prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market, and the holding company of any undercapitalized depository institution must guarantee, in part, specific aspects of the bank’s capital plan for the plan to be acceptable.

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2016.

Because the Holding Company’s total consolidated assets are less than $1 billion, the Holding Company qualifies under the FRB’s Small Bank Holding Company Policy Statement for exemption from the FRB’s consolidated risk-based capital and leverage rules at the holding company level.  In April 2015, the FRB issued a final rule which increased the size limitation for qualifying bank holding companies under the Small Bank Holding Company Policy Statement from $500 million to $1 billion of total consolidated assets.

FDIC Regulation and Insurance of Accounts.  CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The general deposit insurance limit is $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the deposit insurance fund, and to take enforcement actions against insured institutions.  The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations.  The premiums fund the Deposit Insurance Fund (“DIF”).  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The rules also provide assessment credits to banks with assets of less than $1 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments will continue until the Financing Corporation bonds mature in 2019.

Limitations on Dividends and Other Capital Distributions.    Banking regulations impose various restrictions on distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account.

Generally, for national banks such as CFBank, it is required that before and after the proposed distribution the institution remain well-capitalized.  National banks may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC.   Pursuant to the commitments applicable to CFBank following the termination of the CFBank Order, CFBank was not permitted to declare or pay dividends or make any other capital distributions without receiving prior written approval of the OCC.  These commitments remained in place until December 23, 2015, but the restrictions are no longer applicable to CFBank after December 23, 2015.

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory requirements, policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company will be prohibited from paying dividends on (other than dividends payable solely in shares) the Company’s common stock, for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  Dividends on the Series B Preferred Stock are non-cumulative, which means that if for any reason we do not declare cash dividends on the Series B Preferred Stock for a quarterly dividend period we will have no obligation to pay any dividends for that period (i.e., the dividends will not accrue or cumulate), whether or not we declare dividends on the Series B Preferred Stock for any subsequent dividend period.  See Note 2-Regulatory Matters and Note 19-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

Federal income tax laws provided deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $765 at year-end 2015. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

Federal Home Loan Bank

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  CFBank is a member of the FHLB of Cincinnati.  As an FHLB member, CFBank must maintain an investment in the capital stock of the FHLB of Cincinnati

Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral.  Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB.  The standards take into account a member’s performance under the Community Reinvestment Act and the member’s record of lending to first-time home buyers.

Privacy Provisions

Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Patriot Act

In response to the terrorist events of September 11, 2001, the Uniting and Strengthening of America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) was signed into law in October 2001.  The Patriot Act gives the United States government powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.  Title III of the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies.  Further, certain provisions of Title III impose affirmative obligations on a broad range of financial institutions.  Among other requirements, Title III and related regulations require regulated financial institutions to establish a program specifying procedures for obtaining identifying information from customers seeking to open new accounts and establish enhanced due diligence policies, procedures and controls designed to detect and report suspicious activity.  CFBank has established policies and procedures that are believed to be compliant with the requirements of the Patriot Act.

Corporate Governance

As mandated by the Sarbanes-Oxley Act of 2002, the SEC has adopted rules and regulations governing, among other issues, corporate governance, auditing and accounting, executive compensation and enhanced and timely disclosure of corporate information.  The Nasdaq Stock Market has also adopted corporate governance rules. The Board of Directors of the Company has taken a series of actions to strengthen and improve the Company’s already strong corporate governance practices in light of the rules of the SEC and Nasdaq.  The Board of Directors has adopted charters for the Board’s various committees, including the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee, as well as a Code of Business Conduct and Ethics governing the directors, officers and employees of the Company.

Executive and Incentive Compensation

In June 2010, the Federal Reserve Board, the OCC and the FDIC issued joint interagency guidance on incentive compensation policies (the “Joint Guidance”) intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. This principles-based guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should: (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Joint Rules”).  The First Proposed Joint Rules generally would have applied to financial institutions with $1.0 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more. The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

•	Level 1 consists of institutions with assets of $250 billion or more;
•	Level 2 consists of institutions with assets of at least $50 billion and less than $250 billion; and
•	Level 3 consists of institutions with assets of at least $1 billion and less than $50 billion.

Some of the requirements would apply only to Level 1 and Level 2 institutions. For all covered institutions, however, the Second Proposed Joint Rules would (A) prohibit incentive-based compensation arrangements that are “excessive” or “could lead to material financial loss; (B) require incentive-based compensation that is consistent with a balance of risk and reward, effective management and control of risk, and effective governance; and (C) require board oversight, recordkeeping and disclosure to the appropriate regulatory agency.  So long as CFBank’s total assets are less than $1 billion, CFBank would not be subject to the express requirements of the Second Proposed Joint Rules.  However, the potential application to CFBank cannot be fully determined until final rules have been adopted.

Pursuant to rules adopted by the stock exchanges and approved by the SEC in January 2013 under the Dodd-Frank Act, public company compensation committee members must meet heightened independence requirements and consider the independence of compensation consultants, legal counsel and other advisors to the compensation committee.  A compensation committee must have the authority to hire advisors and to have the public company fund reasonable compensation of such advisors.

Public companies will be required, once stock exchanges impose additional listing requirements under the Dodd-Frank Act, to implement “clawback” procedures for incentive compensation payments and to disclose the details of the procedures which allow recovery of incentive compensation that was paid on the basis of erroneous financial information necessitating a restatement due to material noncompliance with financial reporting requirements.  This clawback policy is intended to apply to compensation paid within a three-year look-back window of the restatement and would cover all executives who received incentive awards.

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

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2016, the Company had net operating loss carryforwards of $23.1 million, which expire at various dates from 2024 to 2033, and has alternative minimum tax credit carryforwards of $50,000, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $765,000 at year-end 2016.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.   Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if CFBank were to make a distribution that reduced the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate. CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

See Note 14 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  The recent election of a new United States President is widely expected to result in substantial, unpredictable changes in economic and political conditions for the United States and the rest of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans.  Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.  Moreover, our market activities are concentrated in the following Ohio counties:  Summit County, and contiguous counties through our office in Fairlawn, Ohio; Franklin County, and contiguous counties through our office in Worthington, Ohio; Columbiana County, and contiguous counties through our offices in Wellsville and Calcutta, Ohio;  and Cuyahoga County, and contiguous counties through our agency office in Woodmere, Ohio.   Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.  Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

We may not be able to maintain consistent earnings or profitability.

Although we achieved operating profits in 2016 and 2015, we had incurred net operating losses in each of the previous five years.  While our operating performance has improved since August 2012, there is no assurance that our earnings will be consistent or increase in the future. In addition, if earnings do not grow proportionately with our assets or equity, our overall profitability may be adversely affected.

We may not be able to effectively manage our growth.

We have experienced significant growth in the amount of our total loans in the past several years.  Since January 1, 2014, our total net loans have grown by $140.2 million, or 65.9%, and our total assets have grown by $176.1 million, or 68.9%.  Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth.  We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion.  If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of nonperforming assets will fluctuate.  Although we have made progress in reducing our level of nonperforming assets during 2016 and 2015, and remain committed to aggressive workout efforts, our nonperforming assets could remain at higher than desired levels for the immediate future.  If housing and real estate markets resume decline, we may experience increased delinquencies and credit losses.  An increase in our nonperforming assets, credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

Our emphasis on commercial, commercial real estate and multi-family residential real estate lending may expose us to increased lending risks.

Because payments on commercial loans are dependent on successful operation of the borrowers’ business enterprises, repayment of such loans may be subject to a greater extent to adverse conditions in the economy.  Because payments on loans secured by commercial real estate properties are dependent on successful operation or management of the properties, repayment of commercial real estate loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  Commercial real estate and multi-family residential mortgage loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.  Some of our borrowers also have more than one commercial real estate or multi-family residential mortgage loan outstanding with us.  Additionally, some loans may be collateralized by junior liens.  Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a single-family residential mortgage loan.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates.  The Holding Company’s principal source of funds to support its operations, pay dividends on its common shares and service its debt is dividends from CFBank.  In the event that CFBank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its other obligations or pay dividends on its common or preferred shares.  Accordingly, the Holding Company’s inability to receive dividends from CFBank could also have a material adverse effect on our business, financial condition and results of operations.

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

The Deposit Insurance Fund (the “DIF”) maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions.  The costs of resolving bank failures increased for a period of time and decreased the DIF.  The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums.  If the costs of future bank failures increase, the deposit insurance premiums required to be paid by CFBank may also increase.  The FDIC recently adopted rules revising its assessments in a manner benefitting banks, such as CFBank, with assets totaling less than $10 billion.  There can be no assurance, however, that assessments will not be changed in the future.

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

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the deposit insurance fund, not to benefit our shareholders.  Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses.  Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

In light of conditions in the global financial markets and the global economy that occurred in the last decade, regulators increased their focus on the regulation of the financial services industry.  In the last several years, Congress and the federal bank regulators have acted on an unprecedented scale in responding to the stresses experienced in the global financial markets.  Some of the laws enacted by Congress and regulations promulgated by federal bank regulators subject us and other financial institutions to additional restrictions, oversight and costs that may have an adverse impact on our business and results of operations.  In addition to laws, regulations and supervisory and enforcement actions directed at the operations of banks, proposals to reform the housing finance market contemplate winding down Fannie Mae and Freddie Mac, which could negatively affect our sales of loans.

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the Basel III Capital Rules result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revised the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in by January 1, 2019.  Although the implementation of Basel III, once fully phased in, is not expected to have a material impact on our capital ratios, any future changes to capital requirements could have such an effect.

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

The Holding Company’s Amended and Restated Certificate of Incorporation contains certain provisions that could discourage non-negotiated takeover attempts that certain stockholders might deem to be in their interests or through which stockholders might otherwise receive a premium for their shares over the then current market price and that may tend to perpetuate existing management.  The Amended and Restated Certificate of Incorporation restricts the ability of an acquirer to vote more than 10% of our outstanding common stock.  The provisions of the Amended and Restated Certificate of Incorporation also include: the classification of the terms of the members of the board of directors; supermajority provisions for the approval of certain business combinations; elimination of cumulative voting by stockholders in the election of directors; certain provisions relating to meetings of stockholders; and provisions allowing the board of directors to consider nonmonetary factors in evaluating a business combination or a tender or exchange offer.  The provisions in the Amended and Restated Certificate of Incorporation requiring a supermajority vote for the approval of certain business combinations and containing restrictions on acquisitions of the Company’s equity securities provide that the supermajority voting requirements or acquisition restrictions do not apply to business combinations or acquisitions meeting specified board of directors’ approval requirements.

The Amended and Restated Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock, as well as 50,000,000 shares of common stock. These shares could be issued without further stockholder approval on terms or in circumstances that could deter a future takeover attempt.

Additionally, federal banking laws contain various restrictions on acquisitions of control of national banks and their holding companies.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, federal banking agencies have recently finalized extensive changes to their capital requirements, including the adoption of the Basel III Capital Rules as discussed above, which result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The final impact on us is unknown at this time, but may require us to raise additional capital in the future.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and are based on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed or on acceptable terms, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

We depend upon the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information provided to us by customers and counterparties, including financial statements and other financial information. We may also rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors.  For example, in deciding whether to extend credit to a business, we may assume that the customer’s audited financial statements conform with GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer. We may also rely on the audit report covering those financial statements. Our financial condition, results of operations and cash flows could be negatively impacted to the extent that we rely on financial statements that do not comply with GAAP or on financial statements and other financial information that are materially misleading.

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

We may be required to repurchase loans we have sold or indemnify loan purchasers under the terms of the sale agreements, which could adversely affect our liquidity, results of operations and financial condition.

When we sell a mortgage loan, we may agree to repurchase or substitute a mortgage loan if we are later found to have breached any representation or warranty we made about the loan or if the borrower is later found to have committed fraud in connection with the origination of the loan.  While we have underwriting policies and procedures designed to avoid breaches of representations and warranties as well as borrower fraud, there can be no assurance that no breach or fraud will ever occur.  Required repurchases, substitutions or indemnifications could have an adverse effect on our liquidity, results of operations and financial condition.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conduct our business through four branch offices located in Summit, Columbiana and Franklin Counties, Ohio, and a loan production office in Cuyahoga County, Ohio.  The net book value of the Company’s properties totaled $3.1 million at December 31, 2016.   CFBank also leases its branch office in Fairlawn, Ohio and its agency office located in Woodmere, Ohio in Cuyahoga County.  See Note 8 to the Consolidated Financial Statements included in our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for further discussion.

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

Agency Office (leased facility):

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

Item 4.    Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

During the fiscal quarter ended December 31, 2016, the Company did not repurchase any of its securities.    Since the inception of the Company’s common stock repurchase program in May 2016, the Company has repurchased a total of 21,300 shares as of December 31, 2016.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated herein by reference from our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Market Prices and Dividends Declared.”

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Quantitative and Qualitative Disclosures about Market Risks” therein.

Item 8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

Management’s Report on Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Changes in Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2016, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2016 were effective.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2016 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”  therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

None

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from our definitive Proxy Statement for our 2016 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2017 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Provided below is information regarding our executive officers:

3
Name	Age at December 31, 2016	Position held with the Holding Company and/or Subsidiaries

Robert E. Hoeweler	69	Chairman of the Holding Company and CFBank
Timothy T. O’Dell	63	President and Chief Executive Officer of the Holding Company and CFBank
John W. Helmsdoerfer	58	Chief Financial Officer of the Holding Company and CFBank; Treasurer of the Holding Company

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

Mr. O’Dell is the President and CEO and Director of CFBank and the Holding Company.  Prior to joining CFBank in 2012, Mr. O’Dell owned and operated a consulting company specializing in providing advisory services to a number of privately held enterprises in construction, health care, real estate and professional services.  Mr. O’Dell previously spent 22 years at Fifth Third Bank, and was a senior executive with Fifth Third’s Central Ohio operations for 12 of those years, concluding his tenure serving as President and Chief Executive Officer. At Fifth Third’s Central Ohio Affiliate, Mr. O’Dell also served as Executive Vice President and senior lender and managed its commercial banking and residential, commercial real estate divisions.  Previously he managed the Asset Based Lending Division for Fifth Third Bank engaged in financing growth companies and acquisition financing.  During his tenure, Fifth Third’s Central Ohio division grew by $4 billion in deposits and $5 billion in loans from organic growth and through strategic acquisitions.  Mr. O’Dell served on the board of the Columbus Chamber of Commerce and The Ohio State University Medical Center, and he was a founding investor in the Ohio TechAngel Venture Fund.  Mr. O'Dell holds a B.B.A. from Marshall University.

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

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2017 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”    Copies of Section 16 reports, Forms 3, 4 and 5 are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

Code of Ethics.  We have adopted a Code of Ethics and Business Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer.  Since the Company’s inception in 1998, we have had a code of ethics.  We require all directors, officers and other employees to adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work.  The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.  All employees are required to review the Code of Ethics and Business Conduct.  The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the tab “Investor Relations – Corporate Governance.”  Disclosures of any amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2017 Proxy Statement, under the caption “CORPORATE GOVERNANCE.”

Item 11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2017 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS.”

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2017 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2017 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-EQUITY COMPENSATION PLAN INFORMATION,” and from our 2016 Annual Report to Stockholders distributed to stockholders and furnished to the Commission under Rule 14a-3(b) and (c) of the Exchange Act, where the information appears under the caption “Note 16 – Stock-Based Compensation” therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2017 Proxy Statement, under the caption “CORPORATE GOVERNANCE-CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “CORPORATE GOVERNANCE-DIRECTOR INDEPENDENCE.”

Item 14.    Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated by reference from our 2017 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

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
Date: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 15, 2017
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 15, 2017
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 15, 2017
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 15, 2017
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 15, 2017
Edward W. Cochran

/s/ Robert H. Milbourne	Director	March 15, 2017
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
10.3*

First Amendment to the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on April 11, 2013)

10.4*

Form of Incentive Stock Options Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.5*

Form of Non-Qualified Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.6*

Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.7*

Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.8*

Employment Agreement, dated August 15, 2016, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

10.9*

Employment Agreement, dated August 15, 2016, by and among Central Federal Corporation, CFBank and John W. Helmsdoerfer (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

10.10*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2016
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

____________________________________________________________________________________________________________

*Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K