Form 10-Q
period 2017-03-31
CENTRAL FEDERAL CORP
filed 2017-05-10
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

(Former name or former address, if changed since last report)

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

Yes [X]      No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a  smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”  and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]Accelerated filer [  ]  Non-accelerated filer [  ]  Smaller reporting company [X]Emerging growth company [    ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]     No[X]

As of May 1, 2017, there were 16,288,577 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$24,307	$57,941
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	14,007	14,058
Loans held for sale, at fair value	830	2,812
Loans and leases, net of allowance of $6,942 and $6,925	360,974	346,125
FHLB and FRB stock	3,186	1,942
Foreclosed assets, net	204	204
Premises and equipment, net	3,409	3,429
Bank owned life insurance	4,963	4,930
Accrued interest receivable and other assets	4,481	4,571
Total assets	$416,461	$436,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$72,001	$72,779
Interest bearing	276,244	302,585
Total deposits	348,245	375,364
FHLB advances	21,500	13,500
Advances by borrowers for taxes and insurance	132	408
Accrued interest payable and other liabilities	1,860	2,393
Subordinated debentures	5,155	5,155
Total liabilities	376,892	396,820

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 16,421,584 at March 31, 2017 and 16,427,917 at December 31, 2016	164	164
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at March 31, 2017 and December 31, 2016	5	5
Additional paid-in capital	60,251	60,163
Accumulated deficit	(17,577)	(17,767)
Accumulated other comprehensive income	1	2
Treasury stock, at cost; 133,007 shares of common stock at March 31, 2017 and December 31, 2016	(3,275)	(3,275)
Total stockholders' equity	39,569	39,292
Total liabilities and stockholders' equity	$416,461	$436,112

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Interest and dividend income
Loans and leases, including fees	$3,679	$3,279
Securities	48	30
FHLB and FRB stock dividends	22	20
Federal funds sold and other	108	29
	3,857	3,358
Interest expense
Deposits	680	589
FHLB advances and other debt	61	58
Subordinated debentures	50	45
	791	692
Net interest income	3,066	2,666
Provision for loan and lease losses	-	50
Net interest income after provision for loan losses	3,066	2,616

Noninterest income
Service charges on deposit accounts	89	173
Net gains on sales of loans	23	28
Earnings on bank owned life insurance	33	33
Other	21	70
	166	304
Noninterest expense
Salaries and employee benefits	1,414	1,152
Occupancy and equipment	152	134
Data processing	277	275
Franchise and other taxes	91	88
Professional fees	248	324
Director fees	69	47
Postage, printing and supplies	43	54
Advertising and promotion	17	17
Telephone	32	31
Loan expenses	38	31
Foreclosed assets, net	7	33
Depreciation	51	53
FDIC premiums	71	114
Regulatory assessment	32	28
Other insurance	26	31
Other	52	42
	2,620	2,454
Income before incomes taxes	612	466
Income tax expense	208	150
Net income	404	316
Dividends on Series B preferred stock and accretion of discount	(214)	(214)
Net income attributable to common stockholders	$190	$102

Earnings per common share:
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net income	$404	$316
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $0 and $37	(1)	69
Less: reclassification adjustment for net losses realized during the period on investment securities available for sale, net of tax of $0 and $0	-	-
Other comprehensive income (loss), net of tax	(1)	69
Comprehensive income	$403	$385

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2017	$164	$5	$60,163	$(17,767)	$2	$(3,275)	$39,292
Net income				404			404
Other comprehensive income					(1)		(1)
Restricted stock expense, net of forfeitures			61				61
Cash dividends declared on Series B preferred stock and accretion of discount			27	(214)			(187)
Balance at March 31, 2017	$164	$5	$60,251	$(17,577)	$1	$(3,275)	$39,569

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income	Stock	Equity
Balance at January 1, 2016	$161	$5	$59,937	$(18,537)	$(9)	$(3,245)	$38,312
Net income				316			316
Other comprehensive income					69		69
Restricted stock expense, net of forfeitures			22				22
Stock option expense, net of forfeitures			8				8
Cash dividends declared on Series B preferred stock and accretion of discount			27	(214)			(187)
Balance at March 31, 2016	$161	$5	$59,994	$(18,435)	$60	$(3,245)	$38,540

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 31,
	2017	2016
Net Income	$404	$316
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	50
Depreciation	51	53
Amortization, net	(20)	(8)
Deferred income tax (benefit)	(96)	(31)
Originations of loans held for sale	(6,615)	(2,936)
Proceeds from sale of loans held for sale	8,620	2,255
Net gains on sales of loans	(23)	(28)
Earnings on bank owned life insurance	(33)	(33)
Stock-based compensation expense	61	30
Net change in:
Accrued interest receivable and other assets	184	939
Accrued interest payable and other liabilities	(532)	166
Net cash from operating activities	2,001	773
Cash flows from investing activities
Net increase in interest-bearing deposits in other financial institutions	-	-
Available-for-sale securities:
Maturities, prepayments and calls	42	86
Purchases	-	-
Loan and lease originations and payments, net	(14,821)	(4,567)
Proceeds from the sale of loans	-	1,124
Additions to premises and equipment	(30)	(6)
Purchase of FRB Stock	(1,244)
Net cash used by investing activities	(16,053)	(3,363)
Cash flows from financing activities
Net change in deposits	(27,119)	1,964
Proceeds from FHLB advances	8,100	-
Repayments on FHLB advances	(100)	-
Net change in advances by borrowers for taxes and insurance	(276)	(303)
Cash dividends paid on Series B preferred stock	(187)	(187)
Net cash from (used by) financing activities	(19,582)	1,474
Net change in cash and cash equivalents	(33,634)	(1,116)
Beginning cash and cash equivalents	57,941	25,895
Ending cash and cash equivalents	$24,307	$24,779

Supplemental cash flow information:
Interest paid	$816	$687
Supplemental noncash disclosures:
Dividends payable on Series B preferred stock	187	187

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”).  On December 1, 2016, CFBank converted from a federal savings institution to a national bank.  The Holding Company and CFBank are sometimes collectively referred to herein as the “Company”.  Intercompany transactions and balances are eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three months ended March 31, 2017 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2016 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2016 (referred to herein as the “2016 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

Loans and Leases:  Loans and leases that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, adjusted for purchase premiums and discounts, deferred loan fees and costs and an allowance for loan and lease losses (ALLL).  Interest income is accrued on the unpaid principal balance.  Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level yield method without anticipating prepayments.

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

	Three months ended
	March 31,
	2017	2016
	(unaudited)
Basic
Net income	$404	$316
Dividends on Series B preferred stock and accretion of discount	(214)	(214)
Net income allocated to common stockholders	$190	$102

Weighted average common shares outstanding including unvested share-based payment awards	16,292,166	16,024,210
Less: Unvested share-based payment awards	-	-
Average shares	16,292,166	16,024,210
Basic earnings per common share	$0.01	$0.01

Diluted
Net earnings allocated to common stockholders	$190	$102

Weighted average common shares outstanding for basic earnings per common share	16,292,166	16,024,210
Add: Dilutive effects of assumed exercises of stock options	190,407	9,778
Add: Dilutive effects of assumed exercises of stock warrants	1,152,125	-
Average shares and dilutive potential common shares	17,634,698	16,033,988
Diluted earnings per common share	$0.01	$0.01

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings (loss) per common share.

	Three months ended March 31,
	2017	2016
	(unaudited)
Stock options	5,446	394,196
Series B preferred stock	6,857,143	6,857,143
Stock warrants	-	1,152,125

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Adoption of New Accounting Standards:

In May 2014 the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion.  The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, and uncertainty of revenue and cash flows arising from contracts with customers.

Guidance in ASU No. 2014-09 has been clarified by the following ASUs:

•	ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”
•	ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”
•	ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients”

As extended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2014-09 and the clarifying ASUs are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Transitional guidance is included in the updates.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  While interest income is specifically out of scope of this standard, management is currently evaluating the revenue streams within “noninterest income” to assess the applicability of this standard.  Since the Company’s products are substantially financial in nature, adoption of ASU No. 2015-14 is not expected to have a significant effect on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on organizations’ balance sheets.  The ASU eliminates the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will be required to classify all deferred tax assets and liabilities as noncurrent.  The amendments apply to all organizations that present a classified balance sheet. For public companies, the amendments are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  Adoption of the ASU did not have a significant effect on the Company's consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentations and disclosure requirements of financial instruments.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option.  The Company will adopt the methodologies prescribed by the ASU by the date required.  The Company continues to evaluate this standard, however, adoption of the ASU is not expected to have a significant impact on the Company’s consolidated financial statements.

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new ASU, lessees will recognize lease assets and liabilities on their balance sheet for all leases with terms of more than 12 months.  The new lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP.  One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for today.  The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with today’s operating leases.  Lessor accounting under the new standard is fundamentally consistent with existing GAAP.  Lessees and lessors would be required to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases.  These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities.  For public business entities, the final lease standard will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  Early application is permitted.  The Company continues to evaluate the provision of the new lease standard but, due to the small number of lease agreements presently in effect for the Company, believes the new guidance will not have a significant impact on the Company’s consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In March 2016, the FASB issued ASU No. 2016-07, Investments—Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.  ASU No. 2016-07 affects all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amendments in this update eliminate the requirement that, when an investment qualifies for use of the equity method, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held.  ASU No. 2016-07 requires that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  The amendments also require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The amendments in ASU No. 2016-07 are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016.  Adoption of ASU No. 2016-07 did not have a significant effect on the Company’s consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees.  The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement.  Excess tax benefits are to be classified as an operating activity in the statement of cash flows.  In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur.  For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements.  Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows.  The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.    Adoption of ASU No. 2016-07 did not have a significant effect on the Company’s consolidated financial statements as of March 31, 2017.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   Once effective, ASU No. 2016-13 will significantly change current guidance for recognizing impairment of financial instruments.  Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred.  ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates.  The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.  Additional disclosures are required.  ASU No. 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss.  Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.  ASU No. 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase their allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements.  Presentations have been made to the Board of Directors, and management is currently assessing any additional data and system requirements necessary for adoption.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The FASB has issued Accounting Standards Update (ASU) 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. Stakeholders have expressed concerns with the current approach on the basis that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. Further, there is diversity in practice (1) in the amortization period for premiums of callable debt securities, and (2) in how the potential for exercise of a call is factored into current impairment assessments.  Another issue is that the practice in the United States is to quote, price, and trade callable debt securities assuming a model that incorporates consideration of calls (also referred to as “yield-to-worst” pricing).  The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date.  However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Early adoption is permitted. The Company has decided to adopt this ASU early and adoption did not have a material impact the Company’s consolidated financial statements as there were no callable debt securities held at a premium at the date of adoption.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Reclassifications

Reclassification of certain amounts in the 2016 consolidated financial statements have been made to conform to the 2017 presentation.

NOTE 2- REGULATORY MATTERS

Regulatory Matters:

From May 2011 until 2014, the Holding Company and CFBank each were subject to Cease and Desist Orders (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) with the Federal Reserve Board (the “FRB”), as successor to the Office of Thrift Supervision (the “OTS”) as the primary regulator of the Holding Company and CFBank.  The Orders imposed significant directives applicable to the Holding Company and CFBank, including requirements that we maintain heightened capital levels, reduce the level of our classified and criticized assets, achieve growth and operating metrics in line with an approved business plan, and comply with restrictions on brokered deposits and on certain types of lending and prohibitions on dividends and repurchases of our capital stock.

The OCC released and terminated the CFBank Order effective as of January 23, 2014.  On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Notwithstanding the termination of the Holding Company Order, the Holding Company was required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments required the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.  The foregoing commitments remained in place until January 8, 2016.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2017 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$13,514	$8	$24	$13,498
Mortgage-backed securities - residential	326	11	-	337
Collateralized mortgage obligations	166	6	-	172
Total	$14,006	$25	$24	$14,007

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$13,521	$11	$27	$13,505
Mortgage-backed securities - residential	345	12	-	357
Collateralized mortgage obligations	189	7	-	196
Total	$14,055	$30	$27	$14,058

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2017 or March 31, 2016.

There were no sales of securities for the three months ended March 31, 2017 and 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at March 31, 2017 and December 31, 2016 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2017		December 31, 2016
	(unaudited)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,023	$3,020	$2,518	$2,518
Due from one to five years	10,491	10,478	11,003	10,987
Mortgage-backed securities - residential	326	337	345	357
Collateralized mortgage obligations	166	172	189	196
Total	$14,006	$14,007	$14,055	$14,058

Fair value of securities pledged was as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Pledged as collateral for:
FHLB advances	$2,293	$2,327
Public deposits	2,036	2,043
Interest-rate swaps	185	195
Total	$4,514	$4,565

At March 31, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2017 and December 31, 2016 aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2017 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,490	$24	$-	$-	$10,490	$24
Total temporarily impaired	$10,490	$24	$-	$-	$10,490	$24

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

December 31, 2016	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,492	$27	$-	$-	$10,492	$27
Mortgage-backed securities - residential (1)	1	-	-	-	1	-
Total temporarily impaired	$10,493	$27	$-	$-	$10,493	$27

(1)	Securities with an unrealized loss were less than $1 resulting in rounding to zero.

The unrealized losses in U.S. Treasuries at March 31, 2017 and December 31, 2016 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2017 and December 31, 2016.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2017	December 31, 2016
	( unaudited)
Commercial (1)	$85,929	$71,334
Real estate:
Single-family residential	87,101	92,544
Multi-family residential	31,076	34,291
Commercial	107,489	105,313
Construction	32,696	25,822
Consumer:
Home equity lines of credit	23,243	23,109
Other	382	637
Subtotal	367,916	353,050
Less: ALLL	(6,942)	(6,925)
Loans and leases, net	$360,974	$346,125

(1)	Includes $2,806 and $2,874 of commercial leases at March 31, 2017 and December 31, 2016, respectively.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At March 31, 2017 and December 31, 2016, CFBank held $34,286 and $46,919, respectively, of such loans which have been included in single-family residential loan totals above.

Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan and lease losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2016 Audited Financial Statements.

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2017:

	Three months ended March 31, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,647	$735	$716	$2,727	$580	$486	$34	$6,925
Addition to (reduction in) provision for loan losses	121	115	(87)	(236)	74	17	(4)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	16	-	-	-	1	-	17
Ending balance	$1,768	$866	$629	$2,491	$654	$504	$30	$6,942

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2016:

	Three months ended March 31, 2016 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,380	$691	$705	$2,710	$561	$474	$99	$6,620
Addition to (reduction in) provision for loan losses	106	50	17	(101)	(38)	50	(34)	50
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	46	-	46
Ending balance	$1,486	$741	$722	$2,609	$523	$570	$65	$6,716

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of March 31, 2017 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$25	$-	$-	$-	$25
Collectively evaluated for impairment	1,768	866	629	2,466	654	504	30	6,917
Total ending allowance balance	$1,768	$866	$629	$2,491	$654	$504	$30	$6,942

Loans:
Individually evaluated for impairment	$475	$120	$35	$3,463	$-	$-	$-	$4,093
Collectively evaluated for impairment	85,454	86,981	31,041	104,026	32,696	23,243	382	363,823
Total ending loan balance	$85,929	$87,101	$31,076	$107,489	$32,696	$23,243	$382	$367,916

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2016:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$-	$-	$21	$-	$-	$-	$22
Collectively evaluated for impairment	1,646	735	716	2,706	580	486	34	6,903
Total ending allowance balance	$1,647	$735	$716	$2,727	$580	$486	$34	$6,925

Loans:
Individually evaluated for impairment	$557	$122	$37	$2,732	$-	$-	$-	$3,448
Collectively evaluated for impairment	70,777	92,422	34,254	102,581	25,822	23,109	637	349,602
Total ending loan balance	$71,334	$92,544	$34,291	$105,313	$25,822	$23,109	$637	$353,050

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended March 31, 2017.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2017.  Cash payments of interest on these loans during the three months ended March 31, 2017 totaled $56.

				Three months ended
	As of March 31, 2017			March 31, 2017
	(unaudited)			(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$411	$293	$-	$293	$2
Real estate:
Single-family residential	-	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial:
Non-owner occupied	-	-	-	-	-
Owner occupied	760	344	-	394	12
Total with no allowance recorded	1,171	637	-	687	14

With an allowance recorded:
Commercial	182	182	-	188	1
Real estate:
Single-family residential	120	120	-	120	2
Multi-family residential	35	35	-	36	1
Commercial:
Non-owner occupied	2,171	2,171	17	2,173	32
Owner occupied	948	948	8	1,025	2
Total with an allowance recorded	3,456	3,456	25	3,542	38
Total	$4,627	$4,093	$25	$4,229	$52

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended December 31, 2016.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2016.  Cash payments of interest during the three months ended March 31, 2016 totaled $79.

				Three months ended
	As of December 31, 2016			March 31, 2016
				(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$476	$358	$-	$28	$-
Real estate:
Single-family residential	-	-	-	161	-
Multi-family residential	37	37	-	1,539	23
Commercial:
Non-owner occupied	112	112	-	446	-
Owner occupied	871	350	-	370	9
Land	-	-	-	-	-
Total with no allowance recorded	1,496	857	-	2,544	32

With an allowance recorded:
Commercial	199	199	1	701	2
Real estate:
Single-family residential	122	122	-	127	2
Multi-family residential	-	-	-	44	1
Commercial:
Non-owner occupied	2,068	2,068	19	2,217	33
Owner occupied	202	202	2	361	5
Land	-	-	-	242	4
Total with an allowance recorded	2,591	2,591	22	3,692	47
Total	$4,087	$3,448	$22	$6,236	$79

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	March 31, 2017	December 31, 2016
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	251	263
Real estate:
Single-family residential	274	397
Commercial:
Owner occupied	749	-
Consumer:
Home equity lines of credit:
Originated for portfolio	42	44
Purchased for portfolio	69	-
Total nonaccrual	1,385	704
Total nonaccrual and nonperforming loans	$1,385	$704

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at March 31, 2017 or December 31, 2016.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2017 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$119	$119	$85,810	$132
Real estate:
Single-family residential	503	-	-	503	86,598	274
Multi-family residential	-	-	-	-	31,076	-
Commercial:
Non-owner occupied	845	-	-	845	61,098	-
Owner occupied	-	-	749	749	36,683	-
Land	-	-	-	-	8,114	-
Construction	-	-	-	-	32,696	-
Consumer:
Home equity lines of credit:
Originated for portfolio	269	-	-	269	22,334	42
Purchased for portfolio	-	-	69	69	571	-
Other	-	-	-	-	382	-
Total	$1,617	$-	$937	$2,554	$365,362	$448

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2016:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$119	$119	$71,215	$144
Real estate:
Single-family residential	284	49	106	439	92,105	291
Multi-family residential	-	-	-	-	34,291	-
Commercial:
Non-owner occupied	-	-	-	-	60,936	-
Owner occupied	269	600	-	869	34,891	-
Land	-	-	-	-	8,617	-
Construction	48	-	-	48	25,774	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	15	-	15	22,440	44
Purchased for portfolio	69	-	-	69	585	-
Other	-	-	-	-	637	-
Total	$670	$664	$225	$1,559	$351,491	$479

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

As of March 31, 2017 and December 31, 2016, TDRs totaled $3,027 and $3,130, respectively.  The Company allocated $19 and $22 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2017 and December 31, 2016, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2017 or December 31, 2016 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2017 and March 31, 2016, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarter ended March 31, 2017 and March 31, 2016.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarter ended March 31, 2017 and 2016 that did not meet the definition of a TDR. These loans had a total recorded investment of $12,915 and $4,090 as of March 31, 2017 and 2016, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2017 and December 31, 2016, nonaccrual TDRs were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Commercial	$131	$144
Total	$131	$144

Nonaccrual loans at March 31, 2017 and December 31, 2016 do not include $2,896 and $2,986, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans and leases by risk category and by class of loans and leases as of March 31, 2017 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at March 31, 2017.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$2,819	$82,361	$274	$475	$85,929
Real estate:
Single-family residential	86,813	-	-	288	87,101
Multi-family residential	-	30,411	496	169	31,076
Commercial:
Non-owner occupied	94	59,244	1,760	845	61,943
Owner occupied	-	35,302	1,037	1,093	37,432
Land	-	5,910	-	2,204	8,114
Construction	2,612	30,084	-	-	32,696
Consumer:
Home equity lines of credit:
Originated for portfolio	22,478	-	-	125	22,603
Purchased for portfolio	431	-	-	209	640
Other	382	-	-	-	382
	$115,629	$243,312	$3,567	$5,408	$367,916

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2016 follows.  There were no loans or leases rated doubtful at December 31, 2016.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$47	$70,444	$286	$557	$71,334
Real estate:
Single-family residential	92,130	-	-	414	92,544
Multi-family residential	-	33,615	505	171	34,291
Commercial:
Non-owner occupied	115	58,183	1,782	856	60,936
Owner occupied	-	33,493	1,048	1,219	35,760
Land	-	6,380	-	2,237	8,617
Construction	1,997	23,825	-	-	25,822
Consumer:
Home equity lines of credit:
Originated for portfolio	22,328	-	-	127	22,455
Purchased for portfolio	512	-	-	142	654
Other	637	-	-	-	637
	$117,766	$225,940	$3,621	$5,723	$353,050

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2017 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$13,498
Mortgage-backed securities - residential	337
Collateralized mortgage obligations	172
Total securities available for sale	$14,007

Loans held for sale	830

Yield maintenance provisions (embedded derivatives)	$104

Interest rate lock commitments	$8

Financial Liabilities:
Interest-rate swaps	$104

Fair Value Measurements at December 31, 2016 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$13,505
Mortgage-backed securities - residential	357
Collateralized mortgage obligations	196
Total securities available for sale	$14,058

Loans held for sale	2,812

Yield maintenance provisions (embedded derivatives)	$122

Interest rate lock commitments	$9

Financial Liabilities:
Interest-rate swaps	$122

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2017 or December 31, 2016.  There were no transfers of assets or liabilities measured at fair value between levels during the period ended March 31, 2017 and December 31, 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2017 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$126
Real Estate:
Single-family residential	120
Multi-family residential	35
Commercial:
Non-owner occupied	2,153
Owner occupied	941
Total impaired loans	$3,375

Fair Value Measurements at December 31, 2016 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$130
Real Estate:
Single-family residential	122
Multi-family residential	37
Commercial:
Non-owner occupied	2,161
Owner occupied	200
Total impaired loans	$2,650

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2017 or December 31, 2016.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,400 with a valuation allowance of $25, at March 31, 2017. There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2017 or 2016.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,672, with a valuation allowance of $21 at December 31, 2016.

During the three months ended March 31, 2017, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$126	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single-family residential	120	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81% , 3.61%) 2.91%
Multi-family residential	35	Comparable sales approach	Adjustment for differences between the comparable market transactions	9.64%
Commercial:
Non-owner occupied	2,153	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.10%, 5.74%) 1.35%
Owner occupied	941	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-4.46%, -5.26%) 5.09%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$130	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single -family residential	122	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81% , 3.61%) 2.91%
Multi-family residential	37	Comparable sales approach	Adjustment for differences between the comparable market transactions	9.64%
Commercial:
Non-owner occupied	2,161	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.10%, 5.74%) 1.35%
Owner occupied	200	Comparable sales approach	Adjustment for differences between the comparable market transactions	-4.46%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2017 or December 31, 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of March 31, 2017 and December 31, 2016, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Aggregate fair value	$830	$2,812
Contractual balance	827	2,801
Gain (loss)	3	11

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2017 and 2016 for loans held for sale were:

	Three months ended March 31,
	2017	2016
	(unaudited)
Interest income	$21	$6
Interest expense	-	-
Change in fair value	(8)	1
Total change in fair value	$13	$7

The carrying amounts and estimated fair values of financial instruments at March 31, 2017 were as follows:

	Fair Value Measurements at March 31, 2017 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$24,307	$24,307	$-	$-	$24,307
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	14,007	-	14,007	-	14,007
Loans held for sale	830	-	830	-	830
Loans, net	360,974	-	-	363,666	363,666
FHLB and FRB stock	3,186	n/a	n/a	n/a	n/a
Accrued interest receivable	1,044	4	59	981	1,044
Yield maintenance provisions (embedded derivatives)	104	-	104	-	104
Interest rate lock commitments	8	-	8	-	8

Financial liabilities
Deposits	$(348,245)	$(187,956)	(159,831)	$-	$(347,787)
FHLB advances and other borrowings	(21,500)	-	(21,568)	-	(21,568)
Advances by borrowers for taxes and insurance	(132)	-	-	(132)	(132)
Subordinated debentures	(5,155)	-	(3,618)	-	(3,618)
Accrued interest payable	(53)	-	(53)	-	(53)
Interest-rate swaps	(104)	-	(104)	-	(104)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 were as follows:

	Fair Value Measurements at December 31, 2016 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,941	$57,941	$-	$-	$57,941
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	14,058	-	14,058	-	14,058
Loans held for sale	2,812	-	2,812	-	2,812
Loans, net	346,125	-	-	343,523	343,523
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	1,054	13	40	1,001	1,054
Yield maintenance provisions (embedded derivatives)	122	-	122	-	122
Interest rate lock commitments	9	-	9	-	9

Financial liabilities
Deposits	$(375,364)	$(202,158)	$(171,967)	$-	$(374,125)
FHLB advances and other borrowings	(13,500)	-	(13,597)	-	(13,597)
Advances by borrowers for taxes and insurance	(408)	-	-	(408)	(408)
Subordinated debentures	(5,155)	-	(3,411)	-	(3,411)
Accrued interest payable	(78)	(2)	(76)	-	(78)
Interest-rate swaps	(122)	-	(122)	-	(122)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents and Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

Fair values of loans and leases, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

The Holding Company has the option to defer interest payments on the subordinated debentures for a period not to exceed five consecutive years. The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company. However, the Holding Company paid all deferred and current interest payments in June 2014, and has paid the interest current on the subordinated debentures for all subsequent quarters through March 31, 2017.

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 4.00% at March 31, 2017 and 3.85% at December 31, 2016.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has issued awards under three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $61 and $30, respectively, for the three months ended March 31, 2017 and 2016.  The total income tax effect was $21 and $8, respectively, for the three months ended March 31, 2017 and 2016.

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

There were no options granted or exercised during the three months ended March 31, 2017 and March 31, 2016 (unaudited).

A summary of stock option activity in the Plans for the three months ended March 31, 2017 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	542,746	$1.46
Expired	(300)	36.75
Outstanding at end of period	542,446	$1.44	6.2	$407,470

Expected to vest	-	$-	-	$-

Exercisable at end of period	542,446	$1.44	6.2	$407,470

During the three months ended March 31, 2017, there were 300 stock options that expired.  There were no expired stock options during the three months ended March 31, 2016.  During the three months ended March 31, 2017, there were no cancelled or forfeited stock options compared to 7,500 for the three months ended at March 31, 2016.  Previously recognized expense associated with nonvested forfeited shares was reversed.   As of March 31, 2017, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.    There were no shares of restricted stock issued during the three months ended March 31, 2017 and 2016 (unaudited).

A summary of changes in the Company’s nonvested restricted shares for the year follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	425,666	$1.56
Forfeited	(6,333)	1.50
Nonvested at March 31, 2017	419,333	$1.56

As of March 31, 2017 and 2016, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $572 and $237, respectively.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

There were 6,333 shares of restricted stock forfeited during the three months ended March 31, 2017.  There were no shares of restricted stock forfeited during the three months ended March 31, 2016.  Also, there were no shares that vested during the three months ended March 31, 2017 and 2016.

There were 546,425 shares remaining available for stock option grants and restricted stock awards under the 2009 Plan at March  31, 2017.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules provide higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer will be phased in over time, becoming fully effective on January 1, 2019, and will consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and will be fully phased in by January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).  CBank’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs or classifications.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present actual and required capital ratios as of March 31, 2017 and December 31, 2016 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2017, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required-Basel III		Required-Basel III		Applicable Regulatory
	Actual		Phase-In Schedule		Fully Phased-In		Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017 (unaudited)
Total Capital to risk
weighted assets	$45,802	12.47%	$33,962	9.25%	$38,552	10.50%	$36,716	10.00%

Tier 1 (Core) Capital to risk
weighted assets	41,181	11.22%	26,619	7.25%	31,208	8.50%	29,373	8.00%

Common equity tier 1 capital
to risk-weighted assets	41,181	11.22%	21,112	5.75%	25,701	7.00%	23,865	6.50%

Tier 1 (Core) Capital to
adjusted total assets (Leverage ratio)	41,181	9.88%	16,669	4.00%	16,669	4.00%	20,836	5.00%

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required-Basel III		Required-Basel III		Applicable Regulatory
	Actual		Phase-In Schedule		Fully Phased-In		Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital to risk
weighted assets	$45,118	12.46%	$31,256	8.63%	$38,029	10.50%	$36,218	10.00%

Tier 1 (Core) Capital to risk
weighted assets	40,556	11.20%	24,013	6.63%	30,785	8.50%	28,974	8.00%

Common equity tier 1 capital
to risk-weighted assets	40,556	11.20%	18,580	5.13%	25,353	7.00%	23,542	6.50%

Tier 1 (Core) Capital to
adjusted total assets (Leverage ratio)	40,556	9.66%	16,792	4.00%	16,792	4.00%	20,991	5.00%

Effective December 1, 2016, CFBank converted from a federal savings association to a national bank and, as a result, is no longer subject to the Qualified Thrift Lender (QTL) requirements.  Previously, the Qualified Thrift Lender test required CFBank to maintain at least 65% of assets in housing‑related finance and other specified areas.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $2,257 at March 31, 2017 and $2,280 at December 31, 2016.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2017, CFBank had $685 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of March 31, 2017, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	March 31, 2017	December 31, 2016
	(unaudited)
Notional amount	$2,257	$2,280
Weighted average pay rate on interest-rate swaps	3.74%	3.74%
Weighted average receive rate on interest-rate swaps	0.98%	0.75%
Weighted average maturity (years)	2.9	3.1
Fair value of interest-rate swaps	$(104)	$(122)
Fair value of yield maintenance provisions	104	122

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2017 or 2016.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $1,189 and $2,164 of interest rate lock commitments related to residential mortgage loans at March 31, 2017 and December 31, 2016, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $6 and $8 at March 31, 2017 and December 31, 2016, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

At March 31, 2017, the Company had a deferred tax asset recorded in the amount of $2,300.  At December 31, 2016, the Company had a deferred tax asset recorded of approximately $2,600.   At March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2013.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2017 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22,500 in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2016, the Company had net operating loss carryforwards of $23,059, which expire at various dates from 2024 to 2033, and had alternative minimum tax credit carryforwards of $50, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $765 at

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

year-end 2016.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.  The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate.  CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three months ended March 31, 2017 and 2016, was approximately 34.0% and 32.2%, respectively, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2017 and 2016:

	For the three months ended March 31,
	2017	2016
	(unaudited)
Statutory tax rate	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income on bank owned life insurance	(1.8%)	(2.4%)
Other, net	1.8%	0.6%
Effective tax rate	34.0%	32.2%

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended
	March 31,
	2017	2016
	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$2	$(9)
Other comprehensive gain (loss) before reclassifications (2)	(1)	69
Net current-period other comprehensive income (loss)	(1)	69
Accumulated other comprehensive income (loss), end of period	$1	$60

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the quarter ended March 31, 2017 and 2016.

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

For each share of Series B Preferred Stock sold in the Private Placement, the Company also agreed to issue, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700 (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  See Note 13-Common Stock Warrants for additional information.

NOTE 13- COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a current exercise price of $1.85 per share of common stock.

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

•	changes in interest rates that may reduce net interest margin and impact funding sources;
•	the possibility that we will need to make increased provisions for loan and lease losses;
•	our ability to maintain sufficient liquidity to continue to fund our operations;
•	our ability to effectively manage our growth;
•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;
•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;
•

results of examinations of the Holding Company and CFBank by the regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan and lease losses or write-down assets;

•	our ability to continue to meet regulatory requirements and guidelines to which we are subject;
•	our ability to maintain consistent earnings or profitability in the future;
•	our ability to raise additional capital if and when necessary in the future;
•	changes in tax laws, rules and regulations;
•	increases in deposit insurance rates or premiums;
•	legislative and regulatory changes which may increase compliance costs and burdens;
•	unexpected losses of key management;
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

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, National Association (CFBank), which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016.  Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding status with the FRB.

CFBank has a presence in three major metro Ohio markets – Columbus, Cleveland and Akron– as well as its two locations in Columbiana County, Ohio. CFBank provides Business Banking products and services including commercial loans and leases, commercial and residential real estate loans and treasury management depository services.  As a full service commercial bank, our business, along with our products and services, is focused on serving the banking and financial needs of closely held businesses.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  In addition, CFBank provides residential lending and full service retail banking services and products.  Most of our deposits and loans come from our market area.  Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Regulatory Matters

From May 2011 until 2014, the Holding Company and CFBank each were subject to Cease and Desist Orders (the “Holding Company Order” and the “CFBank Order”, respectively, and collectively, the “Orders”) with the FRB, as successor to the Office of Thrift Supervision (the “OTS”) as the primary regulator of the Holding Company and CFBank.  See Note 2 to the consolidated financial statements included in this annual report for additional information regarding the Orders.

Effective as of January 23, 2014, the OCC released and terminated the CFBank Order based upon the improved capital position of CFBank, among other factors.  On May 15, 2014, the FRB announced the termination of the Holding Company Order, effective as of May 9, 2014.  Following the termination of the Holding Company Order, the Holding Company was required to continue to adhere to certain requirements and restrictions based on commitments made to the FRB in connection with the termination of the Holding Company Order.  These commitments required the Holding Company, among other things, to continue to implement certain actions in accordance with the capital plan previously submitted to the FRB; not declare or pay dividends on its stock, purchase or redeem its stock, or accept dividends or other capital distributions from CFBank without the prior written approval of the FRB; not incur, increase or guarantee any debt without the prior written consent of the FRB; and provide prior written notice to the FRB with respect to certain changes in directors and senior executive officers.  The foregoing commitments remained in place until January 8, 2016.  See Note 2 to the consolidated financial statements included in this Annual Report for additional information regarding the Orders.

Although we are no longer subject to the Orders or the regulatory commitments made following the release of the Orders, we remain subject to extensive supervision and regulation by our regulators and it is possible that regulatory compliance expenses could continue to have a material adverse impact on us in the future.

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $1.8 million in cash and cash equivalents at March 31, 2017.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $416.5 million at March 31, 2017 and decreased $19.7 million, or 4.5%, from $436.1 million at December 31, 2016.  The increase was primarily due to a $33.6 million decrease in cash and cash equivalents, partially offset by a $14.8 million increase in net loan balances.

Cash and cash equivalents.  Cash and cash equivalents totaled $24.3 million at March 31, 2017 and decreased $33.6 million, or 58.1%, from $57.9 million at December 31, 2016.  The decrease in cash and cash equivalents was a result of funding loan growth and a decrease in deposit balances.

Securities.  Securities available for sale totaled $14.0 million at March 31, 2017 and decreased $51,000, or 0.4%, from $14.1 million at December 31, 2016.

Loans and Leases.    Net loans totaled $361.0 million at March 31, 2017 and increased $14.9 million, or 4.3%, from $346.1 million at December 31, 2016.    The increase was primarily due to a $14.6 million increase in commercial loan balances, a $6.9 million increase in construction loan balances, and a $2.2 million increase in commercial real estate loan balances, partially offset by a $5.4 million decrease in single-family residential loans balances and a $3.2 million decrease in multi-family loan balances.  The increase in commercial loan balances, construction loan balances and commercial real estate loans was due to increased sales activity.  The decrease in single-family residential loan balances was primarily due to a decrease in the Northpointe Mortgage Purchase Program balances, partially offset by a pool of purchased mortgage loans, and the decline in multi-family loans balances was primarily due to payoffs and maturities.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

During the three months ended March 31, 2017 and December 31, 2016, loan origination activity totaled $125.5 and $223.7 million, respectively, and payoffs for the same period totaled $138.1 and $219.8 million, respectively.  At March 31, 2017 and December 31, 2016, CFBank held $34.3 million and $46.9 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).    The ALLL totaled $6.9 million at March 31, 2017  and increased $17,000, or 0.3%, from $6.9 million at December 31, 2016.    The increase in the ALLL was primarily due to net recoveries for the quarter.  The ratio of the ALLL to total loans was 1.89% at March 31, 2017 compared to 1.96% at December 31, 2016.  The ratio of the ALLL to nonperforming loans was 501.2% at March 31, 2017, compared to 983.7% at December 31, 2016.

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

Individually evaluated impaired loans totaled $4.1 million at March 31, 2017, and increased $645,000, or 18.7%, from $3.4 million at December 31, 2016.  The increase was primarily due to two commercial real estate loans totaling $749,000 becoming nonaccrual during the three months ended March 31, 2017, partially offset by loan repayments. The amount of the ALLL specifically allocated to individually impaired loans totaled $25,000 at March 31, 2017 and $22,000 at December 31, 2016.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest totaled $1.4 million at March 31, 2017, and increased $681,000, or 96.7%, from $704,000 at December 31, 2016.  The ratio of nonperforming loans to total loans was 0.38% at March 31, 2017 compared to 0.20% at December 31, 2016.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $131,000 at March 31, 2017 and $144,000 at December 31, 2016.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at March 31, 2017 and December 31, 2016 do not include $2.9 million and $3.0 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The level of total criticized and classified loans decreased by $369,000, or 3.9%, during the three months ended March 31, 2017 due to management’s on-going efforts to improve credit quality and continued payments by customers.  Loans designated as special mention decreased $54,000, or 1.5%, and totaled $3.6 million at March 31, 2017, compared to $3.6 million at December 31, 2016.  Loans classified as substandard decreased $315,000, or 5.5%, and totaled $5.4 million at March 31, 2017, compared to $5.7 million at December 31, 2016.  No loans were classified as doubtful at March 31, 2017 and December 31, 2016.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $995,000, or 63.8%, and totaled $2.6 million at March 31, 2017, compared to $1.6 million at December 31, 2016.    The increase in past due loans was primarily due to a commercial real estate loan.  Past due loans totaled 0.7% of the loan portfolio at March 31, 2017, compared to 0.4% at December 31, 2016.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $25.6 million, or 29.8%, of the commercial portfolio at March 31, 2017 compared to $19.9 million, or 27.9%, at December 31, 2016.  Given the recessionary effects of the economy in the past several years, the collateral that secures the home equity lines of credit may have experienced a deterioration in value since the loan was originated, increasing the risk to CFBank.  Interest only home equity lines of credit totaled $20.8 million, or 89.3%, of the total home equity lines of credit at March 31, 2017 compared to $20.7 million, or 89.6%, at December 31, 2016.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2017; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   Foreclosed assets totaled $204,000 at March 31, 2017 and remained constant compared to $204,000 at December 31, 2016.  Foreclosed assets at March 31, 2017 consisted of one single-family residential property that was transferred into REO at fair value in December 2016.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $348.2 million at March 31, 2017 and decreased $27.1 million, or 7.2%, from $375.4 million at December 31, 2016.  The decrease was primarily attributed to a $15.4 million decrease in money market account balances and a $12.0 million decrease in certificates of deposits, partially offset by a $891,000 increase in savings account balances.    The majority of the decrease in deposit balances is related to a decline in money market balances as certain promotional rates expired, coupled with a decline in listing service and brokered CD balances.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $26.6 million at March 31, 2017, and decreased $3.2 million, or 10.6%, from $29.7 million at December 31, 2016.

FHLB advances.  FHLB advances totaled $21.5 million at March 31, 2017 and increased $8.0 million, or 59.3%, compared to $13.5 million at December 31, 2016.  The increase was primarily due to a variable rate short-term borrowing on March 31, 2017.

Subordinated debentures.    Subordinated debentures totaled $5.2 million at both March 31, 2017 and December 31, 2016.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  The Holding Company’s Board of Directors elected to defer interest payments on the subordinated debentures from time to time beginning in December 2010 in order to preserve cash at the Holding Company.  However, the Holding Company paid all deferred and current interest payments in June 2014 and has made current interest payments for all subsequent quarters through the quarter ended March 31, 2017.

Stockholders’ equity.    Stockholders’ equity totaled $39.6 million at March 31, 2017, an increase of $277,000, or 0.7%, from $39.3 million at December 31, 2016.  The increase in total stockholders’ equity was primarily attributed to net income, which was partially offset by the dividends paid on the Company’s Series B Preferred Stock during the three months ended March 31, 2017.

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

Stock Repurchase Program

On April 26, 2017, the Company’s Board of Directors authorized an extension to the Company’s stock repurchase program for an additional six months commencing May 10, 2017.  Any purchases under the repurchase program will be made from time to time in the open market in accordance with applicable federal and state securities laws and regulations.  The timing and amount of any stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, regulatory requirements and other corporate considerations.  Since the commencement of the stock repurchase program in May 2016, the Company has repurchased a total of 21,300 common shares for an aggregate purchase price of $30,000 as of March 31, 2017.  All repurchased shares are held by the Company as treasury stock.  No common shares of stock were repurchased during the three months ended March 31, 2017.

Comparison of the Results of Operations for the Three Months Ended March 31, 2017 and 2016

General.   Net income for the three months ended March 31, 2017 totaled $404,000 and increased $88,000, or 27.8%, compared to net income of $316,000 for the three months ended March 31, 2016.  The increase in net income was due to a $400,000 increase in net interest income, a $50,000 decrease in provision expense, partially offset by a $166,000 increase in noninterest expense, a $138,000 decrease in noninterest income and a $58,000 increase in income tax expense.

Net income attributable to common stockholders for the three months ended March 31, 2017, totaled $190,000, or $0.01 per diluted common share, and increased $88,000, or 86.3%, compared to net income attributable to common stockholders of $102,000, or $0.01 per diluted common share, for the three months ended March 31, 2016.  For the three months ended March 31, 2017 and 2016, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $214,000 for each period.

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

Net interest income totaled $3.1 million for the quarter ended March 31, 2017 and increased $400,000, or 15.0%, compared to $2.7 million for the quarter ended March 31, 2016.  The increase in net interest income was primarily due to a $499,000, or 14.9%, increase in interest income, partially offset by a $99,000, or 14.3%, increase in interest expense.  The increase in interest income was primarily attributed to a $66.8 million, or 20.6%, increase in average interest-earning assets outstanding partially offset by a 19bps decrease in the average yield on interest-earning assets due to the mix of interest-earning assets.  The increase in interest expense was primarily attributed to a $37.1 million, or 13.8%, increase in average interest-bearing liabilities.  As a result, net interest margin of 3.14% for the quarter ended March 31, 2017 decreased 15bps compared to the net interest margin of 3.29% for the quarter ended March 31, 2016.

Interest income totaled $3.9 million and increased $499,000, or 14.9%, for the quarter ended March 31, 2017, compared to $3.4 million for the quarter ended March 31, 2016.  The increase in interest income was primarily due to a $33.0 million, or 11.3%, increase in average loans and loans held for sale balances from $292.2 million at March 31, 2016, to $325.2 million at March 31, 2017,  coupled with a 4bps increase in the average yield on loans and loans held for sale.

Interest expense totaled $791,000 and increased $99,000, or 14.3%, for the quarter ended March 31, 2017, compared to $692,000 for the quarter ended March 31, 2016.  The increase in interest expense resulted primarily from increased deposit costs due to a $38.0 million, or 15.3%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities remained constant at 103bps at March 31, 2017 and March 31, 2016.

Provision for loan losses.  The provision for loan losses totaled $0 for the quarter ended March 31, 2017 and decreased $50,000, compared to $50,000 for the quarter ended March 31, 2016.  The decrease in the provision for loan losses for the quarter ended March 31, 2017 was primarily due to continued improvement in credit quality, favorable trends in certain qualitative factors and net recoveries for the quarter.  Net recoveries for the quarter ended March 31, 2017 totaled $17,000 compared to net recoveries of $46,000 for the quarter ended March 31, 2016.  The ratio of the ALLL to nonperforming loans was 501.2% as of March 31, 2017.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2017 and 2016.

	For the three months ended March 31,
	2017	2016
(unaudited)	(Dollars in thousands)
Commercial	$-	$-
Single-family residential real estate	(16)	-
Multi-family residential real estate	-	-
Commercial real estate	-	-
Home equity lines of credit	(1)	(46)
Other consumer loans	-	-
Total	$(17)	$(46)

Noninterest income.  Noninterest income for the quarter ended March 31, 2017 totaled $166,000 and decreased $138,000, or 45.4%, compared to $304,000 for the quarter ended March 31, 2016. The decrease was primarily due to a $84,000 decrease in service charges on deposit accounts and a $49,000 decrease in other noninterest income.  The decrease in service charges on deposit accounts was primarily related to decrease in overdraft fee income. The decrease in other noninterest income was related to decreased activity related to the Company’s joint ventures.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense.    Noninterest expense increased $166,000, or 6.8%, and totaled $2.6 million for the quarter ended March 31, 2017, compared to $2.5 million for the quarter ended March 31, 2016.  The increase in noninterest expense during the three months ended March 31, 2017 was primarily due to a $262,000 increase in salaries and employee benefits expense, which was partially offset by a $76,000 decrease in professional fees. The increase in salaries and employee benefits was due to an increase in experienced commercial lenders, coupled with an increase in personnel in operations, credit and information technology to support our growth, infrastructure and risk management practices.  The decrease in professional fees was primarily due to elevated expenses incurred during the first quarter of 2016 for recruiting, work-out expenses and one-time expenses related to a mortgage consulting project.

Income taxes.  Income tax expense was $208,000 for the three months ended March 31, 2017, an increase of $58,000 compared to $150,000 for the three months ended March 31, 2016.     The effective tax rate for the quarter ended March 31, 2017 and March 31, 2016 was approximately 34.0% and 32.2%, respectively, which management believes is a reasonable estimate for the effective tax rate.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2017 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as bank owned life insurance and other miscellaneous items.

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

	For Three Months Ended March 31,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$14,040	$48	1.37%	$9,381	$30	1.28%
Loans and loans held for sale (3)	325,194	3,679	4.53%	292,165	3,279	4.49%
Other earning assets	49,840	108	0.87%	20,788	29	0.56%
FHLB and FRB stock	1,956	22	4.50%	1,942	20	4.12%
Total interest-earning assets	391,030	3,857	3.95%	324,276	3,358	4.14%
Noninterest-earning assets	27,310			25,715
Total assets	$418,340			$349,991

Interest-bearing liabilities:
Deposits	$287,130	680	0.95%	$249,095	589	0.95%
FHLB advances and other borrowings	18,745	111	2.37%	19,655	103	2.10%
Total interest-bearing liabilities	305,875	791	1.03%	268,750	692	1.03%

Noninterest-bearing liabilities	73,061			42,819
Total liabilities	378,936			311,569

Equity	39,404			38,422
Total liabilities and equity	$418,340			$349,991

Net interest-earning assets	$85,155			$55,526
Net interest income/interest rate spread		$3,066	2.91%		$2,666	3.11%
Net interest margin			3.14%			3.29%
Average interest-earning assets
to average interest-bearing liabilities	127.84%			120.66%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2017
	Compared to Three Months Ended
	March 31, 2016

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$2	$16	$18
Loans and loans held for sale	26	374	400
Other earning assets	22	57	79
FHLB and FRB Stock	2	-	2
Total interest-earning assets	52	447	499

Interest-bearing liabilities:
Deposits	1	90	91
FHLB advances and other borrowings	34	(26)	8
Total interest-bearing liabilities	35	64	99

Net change in net interest income	$17	$383	$400

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  These policies are presented in Note 1 to our 2016 Audited Financial Statements.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items.  The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management.  The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy.  Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2016 Audited Financial Statements.

Valuation of the deferred tax asset.    At March 31, 2017, the Company had a deferred tax asset recorded in the amount of  $2.3  million.  At December 31, 2016, the Company had a deferred tax asset recorded in the amount of $2.6 million.  At March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2013.  Additional information is included in Notes 1 and 14 to our 2016 Audited Financial Statements.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2017 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22,500 in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2016, the Company had net operating loss carryforwards of $23,059, which expire at various dates from 2024 to 2033, and had alternative minimum tax credit carryforwards of $50, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2016 Audited Financial Statements.

Fair value of foreclosed assets.  Another critical accounting policy relates to the fair values of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 5 and 6 to our 2016 Audited Financial Statements.

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

CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors, the requirements of our own deposit and loan customers and regulatory considerations.  Management believes that each the Holding Company’s and CFBank’s current liquidity is sufficient to meet its daily operating needs and fulfill its strategic planning.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2017 and December 31, 2016.

	March 31, 2017	December 31, 2016

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$30,100	$63,734
Additional borrowing capacity at the FHLB	26,942	30,998
Additional borrowing capacity at the FRB	34,262	31,846
Unused commercial bank line of credit	9,000	1,000
Total	$100,304	$127,578

Cash, unpledged securities and deposits in other financial institutions decreased $33.6 million, or 52.8%, to $30.1 million at March 31, 2017 compared $63.7 million at December 31, 2016.  The decrease is primarily due to a decrease in cash due to funding loan growth.

CFBank’s additional borrowing capacity with the FHLB decreased $4.1 million to $26.9 million at March 31, 2017, compared to $31.0 million at December 31, 2016.  The decrease in additional borrowing capacity is a result of additional short-term borrowings at March 31, 2017.

CFBank’s additional borrowing capacity at the FRB increased to $34.3 million at March 31, 2017 from $31.8 million at December 31, 2016.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $9.0 million in unused lines of credit with two commercial banks at March 31, 2017 and a $1.0 million unused line of credit with one commercial bank at December 31, 2016.  During the first quarter of 2017, the Company added an additional line of credit for potential liquidity purposes.

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

Management believes that the Holding Company had adequate funds at March 31, 2017 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may elect to pay dividends on its common stock, if and when declared by the Board of Directors, subject, in the case of dividends on common stock, to the payment in full of the dividend on the Company’s Series B Preferred Stock for the current dividend period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures is approximately $185,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 4.00% at March 31, 2017.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2016.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2017.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the first quarter of 2017.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 58  of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

v

Dated: May 10, 2017	By: /s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Chief Financial Officer

Dated: May 10, 2017	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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