Form 10-Q
period 2017-06-30
CENTRAL FEDERAL CORP
filed 2017-08-09
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes [  ]     No[X]

As of August  1, 2017, there were 16,288,577 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$34,199	$57,941
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	12,925	14,058
Loans held for sale, at fair value	649	2,812
Loans and leases, net of allowance of $6,958 and $6,925	365,849	346,125
FHLB and FRB stock	3,186	1,942
Foreclosed assets, net	-	204
Premises and equipment, net	3,394	3,429
Bank owned life insurance	4,997	4,930
Accrued interest receivable and other assets	6,310	4,571
Total assets	$431,609	$436,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$85,129	$72,779
Interest bearing	284,182	302,585
Total deposits	369,311	375,364
FHLB advances	13,500	13,500
Advances by borrowers for taxes and insurance	104	408
Accrued interest payable and other liabilities	3,543	2,393
Subordinated debentures	5,155	5,155
Total liabilities	391,613	396,820

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 16,421,584 at June 30, 2017 and 16,427,917 at December 31, 2016	164	164
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at June 30, 2017 and December 31, 2016	5	5
Additional paid-in capital	60,339	60,163
Accumulated deficit	(17,236)	(17,767)
Accumulated other comprehensive income (loss)	(1)	2
Treasury stock, at cost; 133,007 shares of common stock at June 30, 2017 and December 31, 2016	(3,275)	(3,275)
Total stockholders' equity	39,996	39,292
Total liabilities and stockholders' equity	$431,609	$436,112

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans and leases, including fees	$4,040	$3,502	$7,719	$6,781
Securities	47	30	95	60
FHLB and FRB stock dividends	41	19	63	39
Federal funds sold and other	56	19	164	48
	4,184	3,570	8,041	6,928
Interest expense
Deposits	664	627	1,344	1,216
FHLB advances and other debt	66	63	127	121
Subordinated debentures	52	45	102	90
	782	735	1,573	1,427
Net interest income	3,402	2,835	6,468	5,501
Provision for loan and lease losses	-	160	-	210
Net interest income after provision for loan losses	3,402	2,675	6,468	5,291

Noninterest income
Service charges on deposit accounts	95	198	184	371
Net gains on sales of loans	24	23	47	51
Earnings on bank owned life insurance	34	33	67	66
Other	24	36	45	106
	177	290	343	594
Noninterest expense
Salaries and employee benefits	1,492	1,175	2,906	2,327
Occupancy and equipment	181	149	333	283
Data processing	301	267	578	542
Franchise and other taxes	85	88	176	176
Professional fees	228	300	476	624
Director fees	73	58	142	105
Postage, printing and supplies	49	41	92	95
Advertising and promotion	32	18	49	35
Telephone	28	27	60	58
Loan expenses	41	12	79	43
Foreclosed assets, net	11	16	18	49
Depreciation	50	54	101	107
FDIC premiums	86	20	157	134
Regulatory assessment	32	28	64	56
Other insurance	23	27	49	58
Other	41	59	93	101
	2,753	2,339	5,373	4,793
Income before incomes taxes	826	626	1,438	1,092
Income tax expense	270	204	478	354
Net income	556	422	960	738
Dividends on Series B preferred stock and accretion of discount	(215)	(215)	(429)	(429)
Net income attributable to common stockholders	$341	$207	$531	$309

Earnings per common share:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$556	$422	$960	$738
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of ($1) and $10 and ($1) and $41	(2)	20	(3)	89
Other comprehensive income (loss), net of tax	(2)	20	(3)	89
Comprehensive income	$554	$442	$957	$827

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2017	$164	$5	$60,163	$(17,767)	$2	$(3,275)	$39,292
Net income				960			960
Other comprehensive loss					(3)		(3)
Restricted stock expense, net of forfeitures			122				122
Cash dividends declared on Series B preferred stock and accretion of discount			54	(429)			(375)
Balance at June 30, 2017	$164	$5	$60,339	$(17,236)	$(1)	$(3,275)	$39,996

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2016	$161	$5	$59,937	$(18,537)	$(9)	$(3,245)	$38,312
Net income				738			738
Other comprehensive income					89		89
Restricted stock expense, net of forfeitures			45				45
Stock option expense, net of forfeitures			14				14
Cash dividends declared on Series B preferred stock and accretion of discount			54	(429)			(375)
Purchase of 20,500 treasury shares		-	-			(29)	(29)
Balance at June 30, 2016	$161	$5	$60,050	$(18,228)	$80	$(3,274)	$38,794

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six months ended
	June 30,
	2017	2016
Net Income	$960	$738
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	210
Depreciation	101	107
Amortization, net	(71)	(25)
Deferred income tax (benefit)	(73)	(41)
Originations of loans held for sale	(11,006)	(7,485)
Proceeds from sale of loans held for sale	13,217	5,689
Net gains on sales of loans	(47)	(51)
Gain (loss) on sale of foreclosed assets	7	(4)
Earnings on bank owned life insurance	(67)	(66)
Stock-based compensation expense	122	59
Net change in:
Accrued interest receivable and other assets	(1,666)	1,211
Accrued interest payable and other liabilities	1,150	(125)
Net cash from operating activities	2,627	217
Cash flows from investing activities
Net increase in interest-bearing deposits in other financial institutions	-	(100)
Available-for-sale securities:
Maturities, prepayments and calls	1,114	148
Purchases	-	-
Loan and lease originations and payments, net	(19,638)	(27,142)
Proceeds from the sale of loans	-	1,124
Additions to premises and equipment	(66)	(28)
Purchase of FRB Stock	(1,244)	-
Proceeds from the sale of foreclosed assets	197	200
Net cash used by investing activities	(19,637)	(25,798)
Cash flows from financing activities
Net change in deposits	(6,053)	5,555
Proceeds from FHLB advances	16,100	33,000
Repayments on FHLB advances	(16,100)	(25,000)
Net change in advances by borrowers for taxes and insurance	(304)	(458)
Cash dividends paid on Series B preferred stock	(375)	(375)
Purchase of treasury shares	-	(29)
Net cash from (used by) financing activities	(6,732)	12,693
Net change in cash and cash equivalents	(23,742)	(12,888)
Beginning cash and cash equivalents	57,941	25,895
Ending cash and cash equivalents	$34,199	$13,007

Supplemental cash flow information:
Interest paid	$1,595	$1,419
Income tax paid	405	50
Supplemental noncash disclosures:
Loans issued to finance the sale of repossessed assets	$288	$1,440
Dividends payable on Series B preferred stock	187	187

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include Central Federal Corporation (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”).  On December 1, 2016, CFBank converted from a federal savings association to a national bank.  The Holding Company and CFBank are sometimes collectively referred to herein as the “Company”.  Intercompany transactions and balances are eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three and six months ended June 30, 2017 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2016 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2016 (referred to herein as the “2016 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Basic
Net income	$556	$422	$960	$738
Dividends on Series B preferred stock and accretion of discount	(215)	(215)	(429)	(429)
Net income allocated to common stockholders	$341	$207	$531	$309

Weighted average common shares outstanding including unvested share-based payment awards	16,288,577	16,017,997	16,290,361	16,021,103
Less: Unvested share-based payment awards	-	-	-	-
Average shares	16,288,577	16,017,997	16,290,361	16,021,103
Basic earnings per common share	$0.02	$0.01	$0.03	$0.02

Diluted
Net earnings allocated to common stockholders	$341	$207	$531	$309

Weighted average common shares outstanding for basic earnings per common share	16,288,577	16,017,997	16,290,361	16,021,103
Add: Dilutive effects of assumed exercises of stock options	180,409	10,993	185,408	8,473
Add: Dilutive effects of assumed exercises of stock warrants	1,152,125	-	1,152,125	-
Average shares and dilutive potential common shares	17,621,111	16,028,990	17,627,894	16,029,576
Diluted earnings per common share	$0.02	$0.01	$0.03	$0.02

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings per common share.

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Stock options	5,446	384,196	5,446	389,196
Series B preferred stock	6,857,143	6,857,143	6,857,143	6,857,143
Stock warrants	-	1,152,125	-	1,152,125

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Adoption of New Accounting Standards:

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  The topic of Revenue Recognition had become broad with several other regulatory agencies issuing standards, which lacked cohesion.  The new guidance establishes a “comprehensive framework” and “reduces the number of requirements to which an entity must consider in recognizing revenue” and yet provides improved disclosures to assist stakeholders reviewing financial statements.  ASU No. 2014-09 provides that an entity should recognize revenue to depict the transfer of promised goods or services.  The guidance provides steps to follow to achieve the core principle.  An entity should disclose sufficient information to enable users of financial statements to understand the nature, amount, and uncertainty of revenue and cash flows arising from contracts with customers.

Guidance in ASU No. 2014-09 has been clarified by the following ASUs:

•	ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”
•	ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing”
•	ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow Scope Improvements and Practical Expedients”
•	ASU No. 2016-20, “Revenue from Contracts with Customers (Topic 606): Technical Corrections and Improvements to Topic 606”

As extended by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU No. 2014-09 and the clarifying ASUs are effective for public companies for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Transitional guidance is included in the updates.  Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period.  While interest income is specifically out of scope of this standard, management is currently evaluating the revenue streams within “noninterest income” to assess the applicability of this standard.  Since the Company’s products are substantially financial in nature and although we have not yet reasonably determined the estimated financial statement impact, adoption of ASU No. 2015-14 is not expected to have a significant effect on the Company’s consolidated financial statements, including disclosures.

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

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new ASU, lessees will recognize lease assets and liabilities on their balance sheets for all leases with terms of more than 12 months.  The new lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP.  One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for today.  The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with today’s operating leases.  Lessor accounting under the new standard is fundamentally consistent with existing GAAP.  Lessees and lessors would be required to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases.  These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities.  For public business entities, the final lease standard will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  Early application is permitted.  The Company continues to evaluate the provision of the new lease standard and although we have not yet reasonably determined the estimated financial statement impact, due to the small number of lease agreements presently in effect for the Company, we believe the new guidance will not have a significant impact on the Company’s consolidated financial statements, including disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees.  The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement.  Excess tax benefits are to be classified as an operating activity in the statement of cash flows.  In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur.  For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements.  Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows.  The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.  Adoption of ASU No. 2016-07 did not have a significant effect on the Company’s consolidated financial statements as of June 30, 2017.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   Once effective, ASU No. 2016-13 will significantly change current guidance for recognizing impairment of financial instruments.  Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred.  ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates.  The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.  Additional disclosures are required.  ASU No. 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss.  Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.  ASU No. 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase its allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures.  Presentations have been made to the Board of Directors, and management is currently assessing any additional data and system requirements necessary for adoption.  At this time, the estimated financial statement impact cannot be reasonably determined, including disclosures.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In August 2016, the FASB issued an update ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments which may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce diversity in practice.  The update also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle.  The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not anticipate this update will have a material impact on its consolidated financial statements.

The FASB has issued ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs (Subtopic 310-20), Premium Amortization on Purchased Callable Debt Securities. The ASU shortens the amortization period for certain callable debt securities held at a premium to the earliest call date. Under current GAAP, entities normally amortize the premium as an adjustment of yield over the contractual life of the instrument. Stakeholders have expressed concerns with the current approach on the basis that current GAAP excludes certain callable debt securities from consideration of early repayment of principal even if the holder is certain that the call will be exercised. As a result, upon the exercise of a call on a callable debt security held at a premium, the unamortized premium is recorded as a loss in earnings. Further, there is diversity in practice (1) in the amortization period for premiums of callable debt securities, and (2) in how the potential for exercise of a call is factored into current impairment assessments.  Another issue is that the practice in the United States is to quote, price, and trade callable debt securities assuming a model that incorporates consideration of calls (also referred to as “yield-to-worst” pricing).  The ASU shortens the amortization period for certain callable debt securities held at a premium and requires the premium to be amortized to the earliest call date.  However, the amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity.  The amendments are effective for public business entities for annual periods beginning after December 15, 2018, including interim periods within those annual periods.  Early adoption is permitted. The Company has decided to adopt this ASU early and adoption did not have a material impact the Company’s consolidated financial statements as there were no callable debt securities held at a premium at the date of adoption.

The FASB has issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments should be applied prospectively to an award modified on or after the adoption date. Adoption of ASU No. 2017-09 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2017 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$12,506	$7	$23	$12,490
Mortgage-backed securities - residential	274	10	-	284
Collateralized mortgage obligations	146	5	-	151
Total	$12,926	$22	$23	$12,925

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2016
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$13,521	$11	$27	$13,505
Mortgage-backed securities - residential	345	12	-	357
Collateralized mortgage obligations	189	7	-	196
Total	$14,055	$30	$27	$14,058

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2017 or June 30, 2016.

There were no sales of securities for the three and six months ended June 30, 2017 and 2016.

The amortized cost and fair value of debt securities at June 30, 2017 and December 31, 2016 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2017		December 31, 2016
	(unaudited)
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,014	$3,010	$2,518	$2,518
Due from one to five years	9,492	9,480	11,003	10,987
Mortgage-backed securities - residential	274	284	345	357
Collateralized mortgage obligations	146	151	189	196
Total	$12,926	$12,925	$14,055	$14,058

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair value of securities pledged was as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Pledged as collateral for:
FHLB advances	$4,731	$2,327
Public deposits	2,036	2,043
Interest-rate swaps	173	195
Total	$6,940	$4,565

At June 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2017 and December 31, 2016 aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2017 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,496	$23	$-	$-	$8,496	$23
Mortgage-backed securities - residential (1)	1	-	-	-	1	-
Total temporarily impaired	$8,497	$23	$-	$-	$8,497	$23

(1)	Securities with an unrealized loss were less than $1 resulting in rounding to zero.

December 31, 2016	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,492	$27	$-	$-	$10,492	$27
Mortgage-backed securities - residential (1)	1	-	-	-	1	-
Total temporarily impaired	$10,493	$27	$-	$-	$10,493	$27

(1)	Securities with an unrealized loss were less than $1 resulting in rounding to zero.

The unrealized losses in U.S. Treasuries at June 30, 2017 and December 31, 2016 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2017 and December 31, 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	June 30, 2017	December 31, 2016
	( unaudited)
Commercial (1)	$83,504	$71,334
Real estate:
Single-family residential	95,724	92,544
Multi-family residential	34,445	34,291
Commercial	106,876	105,313
Construction	28,770	25,822
Consumer:
Home equity lines of credit	23,115	23,109
Other	373	637
Subtotal	372,807	353,050
Less: ALLL	(6,958)	(6,925)
Loans and leases, net	$365,849	$346,125

(1)	Includes $4,204 and $2,874 of commercial leases at June 30, 2017 and December 31, 2016, respectively.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At June 30, 2017 and December 31, 2016, CFBank held $39,170 and $46,919, respectively, of such loans which have been included in single-family residential loan totals above.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2017:

	Three months ended June 30, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,768	$866	$629	$2,491	$654	$504	$30	$6,942
Addition to (reduction in) provision for loan losses	-	89	96	(126)	(68)	37	(28)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	1	-	-	-	13	-	16
Ending balance	$1,770	$956	$725	$2,365	$586	$554	$2	$6,958

	Six months ended June 30, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,647	$735	$716	$2,727	$580	$486	$34	$6,925
Addition to (reduction in) provision for loan losses	121	204	9	(362)	6	54	(32)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	17	-	-	-	14	-	33
Ending balance	$1,770	$956	$725	$2,365	$586	$554	$2	$6,958

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,486	$741	$722	$2,609	$523	$570	$65	$6,716
Addition to (reduction in) provision for loan losses	90	227	(28)	(42)	(45)	16	(58)	160
Charge-offs	(118)	(94)	-	-	-	(53)	-	(265)
Recoveries	-	1	-	-	-	1	-	2
Ending balance	$1,458	$875	$694	$2,567	$478	$534	$7	$6,613

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of June 30, 2017 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$34	$-	$-	$-	$34
Collectively evaluated for impairment	1,770	956	725	2,331	586	554	2	6,924
Total ending allowance balance	$1,770	$956	$725	$2,365	$586	$554	$2	$6,958

Loans:
Individually evaluated for impairment	$339	$119	$33	$4,171	$-	$-	$-	$4,662
Collectively evaluated for impairment	83,165	95,605	34,412	102,705	28,770	23,115	373	368,145
Total ending loan balance	$83,504	$95,724	$34,445	$106,876	$28,770	$23,115	$373	$372,807

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended June 30, 2017.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2017.  Cash payments of interest on these loans during the three and six months ended June 30, 2017 totaled $59 and $114, respectively.

				Three months ended		Six months ended
	As of June 30, 2017			June 30, 2017		June 30, 2017
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$1	$1	$-	$2	$-	$5	$-
Real estate:
Single-family residential	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial:
Non-owner occupied	-	-	-	-	-	-	-
Owner occupied	396	142	-	143	6	145	14
Total with no allowance recorded	397	143	-	145	6	150	14

With an allowance recorded:
Commercial (1)	338	338	-	342	3	348	6
Real estate:
Single-family residential (1)	119	119	-	119	2	120	3
Multi-family residential (1)	33	33	-	34	1	35	1
Commercial:
Non-owner occupied	3,001	3,001	26	3,004	45	3,009	78
Owner occupied	1,028	1,028	8	1,101	4	1,162	10
Total with an allowance recorded	4,519	4,519	34	4,600	55	4,674	98
Total	$4,916	$4,662	$34	$4,745	$61	$4,824	$112
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended December 31, 2016.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2016.  Cash payments of interest during the three and six months ended June 30, 2016 totaled $84 and $161, respectively.

				Three months ended		Six months ended
	As of December 31, 2016			June 30, 2016		June 30, 2016
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$476	$358	$-	$571	$6	$571	$8
Real estate:
Single-family residential	-	-	-	161	-	161	-
Multi-family residential	37	37	-	1,529	23	1,534	47
Commercial:
Non-owner occupied	112	112	-	446	-	446	-
Owner occupied	871	350	-	365	13	367	22
Land	-	-	-	-	-	-	-
Total with no allowance recorded	1,496	857	-	3,072	42	3,079	77

With an allowance recorded:
Commercial	199	199	1	242	1	251	2
Real estate:
Single-family residential (1)	122	122	-	126	2	126	4
Multi-family residential	-	-	-	42	1	43	1
Commercial:
Non-owner occupied	2,068	2,068	19	2,206	33	2,211	66
Owner occupied	202	202	2	209	2	211	5
Land	-	-	-	232	4	237	8
Total with an allowance recorded	2,591	2,591	22	3,057	43	3,079	86
Total	$4,087	$3,448	$22	$6,129	$85	$6,158	$163
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2017	December 31, 2016
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	124	263
Real estate:
Single-family residential	269	397
Commercial:
Owner occupied	638	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	44
Purchased for portfolio	67	-
Total nonaccrual	1,098	704
Total nonaccrual and nonperforming loans	$1,098	$704

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at June 30, 2017 or December 31, 2016.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2017 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$20	$-	$-	$20	$83,484	$124
Real estate:
Single-family residential	969	69	-	1,038	94,686	269
Multi-family residential	-	-	-	-	34,445	-
Commercial:
Non-owner occupied	103	-	-	103	64,129	-
Owner occupied	-	-	638	638	36,455	-
Land	-	-	-	-	5,551	-
Construction	80	-	-	80	28,690	-
Consumer:
Home equity lines of credit:
Originated for portfolio	15	177	-	192	22,309	-
Purchased for portfolio	37	-	67	104	510	-
Other	-	-	-	-	373	-
Total	$1,224	$246	$705	$2,175	$370,632	$393

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

As of June 30, 2017 and December 31, 2016, TDRs totaled  $3,829 and $3,130, respectively.  The Company allocated  $28  and $22 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2017 and December 31, 2016, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2017 or December 31, 2016 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2017, one commercial real estate loan in the amount of $841 was modified as a TDR during the second quarter, where concessions were granted to a borrower experiencing financial difficulties.  The loan was re-written at a lower interest rate than otherwise would have been offered on this credit grade in the current market.  During the three and six months ended June 30, 2016, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the period ended June 30, 2017.  There was one nonperforming TDR that went into payment default during the period ended June 30, 2016.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The terms of certain other loans were modified during the quarter ended June 30, 2017 and 2016 that did not meet the definition of a TDR. These loans had a total recorded investment of $7,296 and $10,408 as of June 30, 2017 and 2016, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or there were no concessions granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2017 and December 31, 2016, nonaccrual TDRs were as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Commercial	$124	$144
Total	$124	$144

Nonaccrual loans at June 30, 2017 and December 31, 2016 do not include $3,705 and $2,986, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans and leases by risk category and by class of loans and leases as of June 30, 2017 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at June 30, 2017.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$4,200	$78,620	$345	$339	$83,504
Real estate:
Single-family residential	95,442	-	-	282	95,724
Multi-family residential	-	33,792	486	167	34,445
Commercial:
Non-owner occupied	92	61,559	1,740	841	64,232
Owner occupied	-	35,092	1,026	975	37,093
Land	-	3,373	-	2,178	5,551
Construction	2,221	26,549	-	-	28,770
Consumer:
Home equity lines of credit:
Originated for portfolio	22,421	-	-	80	22,501
Purchased for portfolio	409	-	-	205	614
Other	373	-	-	-	373
	$125,158	$238,985	$3,597	$5,067	$372,807

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2017 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$12,490
Mortgage-backed securities - residential	284
Collateralized mortgage obligations	151
Total securities available for sale	$12,925

Loans held for sale	649

Yield maintenance provisions (embedded derivatives)	$96

Interest rate lock commitments	$17

Financial Liabilities:
Interest-rate swaps	$96

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2017 or December 31, 2016.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2017 and December 31, 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2017 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$122
Real Estate:
Single-family residential	119
Multi-family residential	33
Commercial:
Non-owner occupied	2,975
Owner occupied	827
Total impaired loans	$4,076

Fair Value Measurements at December 31, 2016 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$130
Real Estate:
Single-family residential	122
Multi-family residential	37
Commercial:
Non-owner occupied	2,161
Owner occupied	200
Total impaired loans	$2,650

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2017 or December 31, 2016.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,109 with a valuation allowance of $33 at June 30, 2017. There were no write-downs of impaired collateral dependent loans during the three and six months ended  June 30, 2017 or 2016.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,672, with a valuation allowance of $21 at December 31, 2016.

During the three and six months ended June 30, 2017, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2017 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$122	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single-family residential	119	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81% , 3.61%) 2.91%
Multi-family residential	33	Comparable sales approach	Adjustment for differences between the comparable market transactions	9.64%
Commercial:
Non-owner occupied	2,975	Comparable sales approach	Adjustment for differences between the comparable market transactions	(3.48%, 9.64%) 5.15%
Owner occupied	827	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-4.46%, -5.26%) 5.09%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2017 or December 31, 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of June 30, 2017 and December 31, 2016, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Aggregate fair value	$649	$2,812
Contractual balance	647	2,801
Gain (loss)	2	11

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2017 and 2016 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Interest income	$8	$8	$29	$29
Interest expense	-	-	-	12
Change in fair value	(1)	3	(9)	-
Total change in fair value	$7	$11	$20	$41

The carrying amounts and estimated fair values of financial instruments at June 30, 2017 were as follows:

	Fair Value Measurements at June 30, 2017 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$34,199	$34,199	$-	$-	$34,199
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	12,925	-	12,925	-	12,925
Loans held for sale	649	-	649	-	649
Loans and leases, net	365,849	-	-	365,170	365,170
FHLB and FRB stock	3,186	n/a	n/a	n/a	n/a
Accrued interest receivable	1,159	10	38	1,111	1,159
Yield maintenance provisions (embedded derivatives)	96	-	96	-	96
Interest rate lock commitments	17	-	17	-	17

Financial liabilities
Deposits	$(369,311)	$(205,987)	(163,059)	$-	$(369,046)
FHLB advances and other borrowings	(13,500)	-	(13,600)	-	(13,600)
Advances by borrowers for taxes and insurance	(104)	-	-	(104)	(104)
Subordinated debentures	(5,155)	-	(3,655)	-	(3,655)
Accrued interest payable	(57)	-	(57)	-	(57)
Interest-rate swaps	(96)	-	(96)	-	(96)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at December 31, 2016 were as follows:

	Fair Value Measurements at December 31, 2016 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$57,941	$57,941	$-	$-	$57,941
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	14,058	-	14,058	-	14,058
Loans held for sale	2,812	-	2,812	-	2,812
Loans and leases, net	346,125	-	-	343,523	343,523
FHLB stock	1,942	n/a	n/a	n/a	n/a
Accrued interest receivable	1,054	13	40	1,001	1,054
Yield maintenance provisions (embedded derivatives)	122	-	122	-	122
Interest rate lock commitments	9	-	9	-	9

Financial liabilities
Deposits	$(375,364)	$(202,158)	$(171,967)	$-	$(374,125)
FHLB advances and other borrowings	(13,500)	-	(13,597)	-	(13,597)
Advances by borrowers for taxes and insurance	(408)	-	-	(408)	(408)
Subordinated debentures	(5,155)	-	(3,411)	-	(3,411)
Accrued interest payable	(78)	(2)	(76)	-	(78)
Interest-rate swaps	(122)	-	(122)	-	(122)

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 4.00% at June 30, 2017 and 3.85% at December 31, 2016.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has issued awards under three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $62 and $122, respectively, for the three and six months ended June 30, 2017 and $30 and $59, respectively, for the three and six months ended June 30, 2016.  The total income tax effect was  $21 and $42, respectively, for the three and six months ended June 30, 2017 and $9 and $17, respectively, for the three and six months ended June 30, 2016.

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

There were no options granted or exercised during the three and six months ended June 30, 2017 and June 30, 2016 (unaudited).

A summary of stock option activity in the Plans for the six months ended June 30, 2017 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	542,746	$1.46
Expired	(300)	36.75
Outstanding at end of period	542,446	$1.44	5.9	$375,250

Expected to vest	-	$-	-	$-

Exercisable at end of period	542,446	$1.44	5.9	$375,250

During the six months ended June 30, 2017, there were 300 stock options that expired.    There were no stock options that expired during the six months ended June 30, 2016.  During the six months ended June 30, 2017, there were no cancelled or forfeited stock options compared to 18,200 for the six months ended at June 30, 2016.  Previously recognized expense associated with nonvested forfeited shares was reversed.   As of June 30, 2017, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were no shares of restricted stock issued during the three and six months ended June 30, 2017 and 2016 (unaudited).

A summary of changes in the Company’s nonvested restricted stock awards for the year follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	425,666	$1.56
Forfeited	(6,333)	1.50
Nonvested at June 30, 2017	419,333	$1.56

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of June 30, 2017 and 2016, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was  $511  and $214, respectively.

There were 6,333 shares of restricted stock forfeited during the six month period ended June 30, 2017.  There were no shares of restricted stock forfeited during the six months ended June 30, 2016.  Also, there were no shares of restricted stock that vested during the six months ended June 30, 2017 and 2016.

There were 546,425 shares remaining available for stock option grants and restricted stock awards under the 2009 Plan at June 30, 2017.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present actual and required capital ratios as of June 30, 2017 and December 31, 2016 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2017, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required-Basel III		Required-Basel III		Applicable Regulatory
	Actual		Phase-In Schedule		Fully Phased-In		Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017 (unaudited)
Total Capital to risk
weighted assets	$46,612	12.60%	$34,208	9.25%	$38,831	10.50%	$36,982	10.00%

Tier 1 (Core) Capital to risk
weighted assets	41,957	11.35%	26,812	7.25%	31,434	8.50%	29,585	8.00%

Common equity tier 1 capital
to risk-weighted assets	41,957	11.35%	21,264	5.75%	25,887	7.00%	24,038	6.50%

Tier 1 (Core) Capital to
adjusted total assets (Leverage ratio)	41,957	10.16%	16,522	4.00%	16,522	4.00%	20,653	5.00%

							To Be Well
			Minimum Capital		Minimum Capital		Capitalized Under
			Required-Basel III		Required-Basel III		Applicable Regulatory
	Actual		Phase-In Schedule		Fully Phased-In		Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital to risk
weighted assets	$45,118	12.46%	$31,256	8.63%	$38,029	10.50%	$36,218	10.00%

Tier 1 (Core) Capital to risk
weighted assets	40,556	11.20%	24,013	6.63%	30,785	8.50%	28,974	8.00%

Common equity tier 1 capital
to risk-weighted assets	40,556	11.20%	18,580	5.13%	25,353	7.00%	23,542	6.50%

Tier 1 (Core) Capital to
adjusted total assets (Leverage ratio)	40,556	9.66%	16,792	4.00%	16,792	4.00%	20,991	5.00%

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

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $2,233 at June 30, 2017 and $2,280 at December 31, 2016.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2017, CFBank had $673 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of June 30, 2017, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	June 30, 2017	December 31, 2016
	(unaudited)
Notional amount	$2,233	$2,280
Weighted average pay rate on interest-rate swaps	3.75%	3.74%
Weighted average receive rate on interest-rate swaps	1.21%	0.75%
Weighted average maturity (years)	2.6	3.1
Fair value of interest-rate swaps	$(96)	$(122)
Fair value of yield maintenance provisions	96	122

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three and six months ended June 30, 2017 or 2016.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $4,039 and $2,164 of interest rate lock commitments related to residential mortgage loans at June 30, 2017 and December 31, 2016, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of  $17  and $9 at June 30, 2017 and December 31, 2016, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

At June 30, 2017, the Company had a deferred tax asset recorded in the amount of $2,500.  At December 31, 2016, the Company had a deferred tax asset recorded of approximately $2,600.   At June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2013.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2017 that no valuation allowance was required against the net deferred tax asset.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $765 at year-end 2016.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.  The amount of additional taxable income created by such a distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution.  Thus, if CFBank makes a distribution that reduces the amount allocated to its bad debt reserve, then approximately one and one-half times the amount used would be includible in gross income for federal income tax purposes, assuming a 34% corporate income tax rate.  CFBank does not intend to make distributions that would result in a recapture of any portion of its bad debt reserve.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and six months ended June 30, 2017  was approximately 32.7% and 33.2%, respectively, and 32.6% and 32.4%, respectively for the three and six months ended June 30, 2016, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2017 and 2016:

	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income on bank owned life insurance	(1.4%)	(1.8%)	(1.6)%	(2.1)%
Other, net	0.1%	0.4%	0.8%	0.5%
Effective tax rate	32.7%	32.6%	33.2%	32.4%

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$1	$60	$2	$(9)
Other comprehensive gain (loss) before reclassifications (2)	(2)	20	(3)	89
Net current-period other comprehensive income (loss)	(2)	20	(3)	89
Accumulated other comprehensive income (loss), end of period	$(1)	$80	$(1)	$80

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2017 and 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 12- PREFERRED STOCK

Series B Preferred Stock:

Commencing in April 2014, the Company conducted a private placement of up to 480,000 shares of its 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) for an offering price of $25.00 per share (the “Private Placement”).  Pursuant to the Private Placement, the Company sold an aggregate of 480,000 shares of Series B Preferred Stock on May 12, 2014 and July 15, 2014, for an aggregate offering price of $12,000.    After payment of approximately $482 in placement fees and approximately $149 of other offering expenses, the Company’s net proceeds from its sale of the 480,000 shares of Series B Preferred Stock in the Private Placement were approximately $11,369.

For each share of Series B Preferred Stock sold in the Private Placement, the Company also agreed to issue, at no additional charge, a Warrant to purchase common stock of the Company.    See Note 13-Common Stock Warrants for additional information.

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

CFBank, with the planned opening of its branch in Glendale, Ohio during the third quarter of 2017, will have a presence in four major metro Ohio markets – Columbus, Cleveland, Cincinnati and Akron– as well as its two locations in Columbiana County, Ohio.  CFBank provides personalized Business Banking products and services including commercial loans and leases, commercial and residential real estate loans and treasury management depository services.  As a full service commercial bank, our business, along with our products and services, is focused on serving the banking and financial needs of closely held businesses.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  In addition, CFBank provides residential lending and full service retail banking services and products.  Most of our deposits and loans come from our market area.  Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio; Summit County through our office in Fairlawn, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; Cuyahoga County, through our agency office in Woodmere, Ohio; and Hamilton County with the planned opening of our Glendale office in the Cincinnati market during the third quarter of 2017.  We originate commercial and residential real estate loans and business loans primarily throughout Ohio.

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

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $1.3 million in cash and cash equivalents at June 30, 2017.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $431.6 million at June 30, 2017 and decreased $4.5 million, or 1.0%, from $436.1 million at December 31, 2016.  The decrease was primarily due to a $23.7 million decrease in cash and cash equivalents, partially offset by a $19.7 million increase in net loan and lease balances.

Cash and cash equivalents.  Cash and cash equivalents totaled $34.2 million at June 30, 2017 and decreased $23.7 million, or 41.0%, from $57.9 million at December 31, 2016.  The decrease in cash and cash equivalents was primarily a result of funding loan growth.

Securities.  Securities available for sale totaled $12.9 million at June 30, 2017 and decreased $1.2 million, or 8.1%, from $14.1 million at December 31, 2016. The decrease was a result of scheduled maturities and repayments.

Loans and Leases.    Net loans and leases totaled $365.8 million at June 30, 2017 and increased $19.7 million, or 5.7%, from $346.1 million at December 31, 2016.    The increase was primarily due to a $12.2 million increase in commercial loan balances, a $3.2 million increase in single-family residential loans balances, a $2.9 million increase in construction loan balances, and a $1.6 million increase in commercial real estate loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.    During the three and six months ended June 30, 2017, loan origination activity totaled $190.0 and $315.5 million, respectively, and payoffs for the same period totaled $185.1 and $323.2 million, respectively.  At June 30, 2017 and December 31, 2016, CFBank held $39.2 million and $46.9 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).    The ALLL totaled $7.0 million at June 30, 2017 and increased $33,000, or 0.5%, from $6.9 million at December 31, 2016.  The increase in the ALLL was primarily due to net recoveries for the six months ended June 30, 2017.  The ratio of the ALLL to total loans was 1.87% at June 30, 2017 compared to 1.96% at December 31, 2016.  The ratio of the ALLL to nonperforming loans was 633.7% at June 30, 2017, compared to 983.7% at December 31, 2016.

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

Individually evaluated impaired loans totaled $4.7 million at June 30, 2017, and increased $1.2 million, or 35.2%, from $3.4 million at December 31, 2016.  The increase was primarily due to one commercial real estate loan in the amount of $841,000 that was modified as a TDR during the three months ended June 30, 2017, coupled with the two commercial real estate loans totaling $749,000 that became nonaccrual during the first quarter of 2017, partially offset by two commercial loans that paid off totaling $133,000 and other loan repayments. The amount of the ALLL specifically allocated to individually impaired loans totaled $34,000 at June 30, 2017 and $22,000 at December 31, 2016.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $1.1 million at June 30, 2017, and increased $394,000, or 56.0%, from $704,000 at December 31, 2016.  The ratio of nonperforming loans to total loans was 0.29% at June 30, 2017 compared to 0.20% at December 31, 2016.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $124,000 at June 30, 2017 and $144,000 at December 31, 2016.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at June 30, 2017 and December 31, 2016 do not include $3.7 million and $3.0 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The level of total criticized and classified loans decreased by $680,000, or 7.3%, during the six months ended June 30, 2017 due to management’s on-going efforts to improve credit quality and continued payments by customers.  Loans designated as special mention decreased $24,000, or 0.7%, and totaled $3.6 million at June 30, 2017, compared to $3.6 million at December 31, 2016.  Loans classified as substandard decreased $656,000, or 11.5%, and totaled $5.1 million at June 30, 2017, compared to $5.7 million at December 31, 2016.  No loans were classified as doubtful at June 30, 2017 and December 31, 2016.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $616,000, or 39.5%, and totaled $2.2 million at June 30, 2017, compared to $1.6 million at December 31, 2016.  The increase in past due loans was primarily due to a single-family residential loan.  Past due loans totaled 0.6% of the loan portfolio at June 30, 2017, compared to 0.4% at December 31, 2016.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

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

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $22.8 million, or 27.3%, of the commercial portfolio at June 30, 2017 compared to $19.9 million, or 27.9%, at December 31, 2016.  Interest only home equity lines of credit totaled $20.7 million, or 89.5%, of the total home equity lines of credit at June 30, 2017 compared to $20.7 million, or 89.6%, at December 31, 2016.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2017; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   Foreclosed assets totaled $0 at June 30, 2017 compared to $204,000 at December 31, 2016.  Foreclosed assets at December 31, 2016 consisted of one single-family residential property that was transferred into REO at fair value in December 2016.  This property was sold during the second quarter of 2017.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future as we increase our workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $369.3 million at June 30, 2017 and decreased $6.1 million, or 1.6%, from $375.4 million at December 31, 2016.    The decrease was primarily attributed to a $9.8 million decrease in money market account balances and a $9.0 million decrease in certificates of deposits, partially offset by a $12.2 million increase in checking account balances and a $562,000 increase in savings account balances.  The majority of the decrease in deposit balances is related to a decline in money market balances as certain promotional rates expired, coupled with a decline in listing service CD balances.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $35.5 million at June 30, 2017, and increased $5.8 million, or 19.3%, from $29.7 million at December 31, 2016.

FHLB advances.  FHLB advances totaled $13.5 million at June 30, 2017 and remained constant compared to $13.5 million at December 31, 2016.

Subordinated debentures.    Subordinated debentures totaled $5.2 million at both June 30, 2017 and December 31, 2016.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.

Stockholders’ equity.    Stockholders’ equity totaled $40.0 million at June 30, 2017, an increase of $704,000, or 1.8%, from $39.3 million at December 31, 2016.  The increase in total stockholders’ equity was primarily attributed to net income, which was partially offset by the dividends paid on the Company’s Series B Preferred Stock during the six months ended June 30, 2017.

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

Stock Repurchase Program

On April 26, 2017, the Company’s Board of Directors authorized an extension to the Company’s common stock repurchase program for an additional six months commencing May 10, 2017.  Any purchases under the repurchase program will be made from time to time in the open market in accordance with applicable federal and state securities laws and regulations.  The timing and amount of any stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, regulatory requirements and other corporate considerations.  Since the commencement of the stock repurchase program in May 2016, the Company has repurchased a total of 21,300 shares of common stock for an aggregate purchase price of $30,000 as of June 30, 2017.  All repurchased shares are held by the Company as treasury stock.  No shares of common stock were repurchased during the six months ended June 30, 2017.

Comparison of the Results of Operations for the Three Months Ended June 30, 2017 and 2016.

General.   Net income for the three months ended June 30, 2017 totaled $556,000 and increased $134,000, or 31.8%, compared to net income of $422,000 for the three months ended June 30, 2016.    The increase in net income was due to a $567,000 increase in net interest income and a $160,000 decrease in provision expense, partially offset by a $414,000 increase in noninterest expense, a $113,000 decrease in noninterest income and a $66,000 increase in income tax expense.

Net income attributable to common stockholders for the three months ended June 30, 2017, totaled $341,000, or $0.02 per diluted common share, and increased $134,000, or 64.7%, compared to net income attributable to common stockholders of $207,000, or $0.01 per diluted common share, for the three months ended June 30, 2016.  For the three months ended June 30, 2017 and 2016, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $215,000 for each period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Net interest income.  Net interest income is a significant component of net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities.  Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.  The tables in the sections below titled “Average Balances, Interest Rates and Yields” and “Rate/Volume Analysis of Net Interest Income” provide important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income.

Net interest income totaled $3.4 million for the quarter ended June 30, 2017 and increased $567,000, or 20.0%, compared to $2.8 million for the quarter ended June 30, 2016.    The increase in net interest income was primarily due to a $614,000, or 17.2%, increase in interest income, partially offset by a $47,000, or 6.4%, increase in interest expense.  The increase in interest income was primarily attributed to a $56.1 million, or 16.8%, increase in average interest-earning assets outstanding and a 1bp increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $17.1 million, or 6.1%, increase in average interest-bearing liabilities.  As a result, net interest margin of 3.50% for the quarter ended June 30, 2017 increased 9bps compared to the net interest margin of 3.41% for the quarter ended June 30, 2016.

Interest income totaled $4.2 million and increased $614,000, or 17.2%, for the quarter ended June 30, 2017, compared to $3.6 million for the quarter ended June 30, 2016.    The increase in interest income was primarily due to a $46.9 million, or 15.2%, increase in average loans and loans held for sale balances from $308.8 million at June 30, 2016, to $355.8 million at June 30, 2017.

Interest expense totaled $782,000 and increased $47,000, or 6.4%, for the quarter ended June 30, 2017, compared to $735,000 for the quarter ended June 30, 2016.    The increase in interest expense resulted primarily from increased deposit costs due to a $19.1 million, or 7.5%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities remained constant at 106bps at June 30, 2017 and compared to 106bps at June 30, 2016.

Provision for loan and lease losses.  The provision for loan and lease losses totaled $0 for the quarter ended June 30, 2017 and decreased $160,000, compared to $160,000 for the quarter ended June 30, 2016.  The decrease in the provision for loan and lease losses for the quarter ended June 30, 2017 was primarily due to continued improvement in credit quality, favorable trends in certain qualitative factors and net recoveries for the quarter.  Net recoveries for the quarter ended June 30, 2017 totaled $16,000 compared to net charge-offs of $263,000 for the quarter ended June 30, 2016.  The ratio of the ALLL to nonperforming loans was 633.7% as of June 30, 2017.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2017 and 2016.

	For the three months ended June 30,
	2017	2016
(unaudited)	(Dollars in thousands)
Commercial	$(2)	$118
Single-family residential real estate	(1)	93
Home equity lines of credit	(13)	52
Total	$(16)	$263

Noninterest income.  Noninterest income for the quarter ended June 30, 2017 totaled $177,000 and decreased $113,000, or 39.0%, compared to $290,000 for the quarter ended June 30, 2016. The decrease was primarily due to a $103,000 decrease in service charges on deposit accounts and a $11,000 decrease in other noninterest income.  The decrease in service charges on deposit accounts was primarily related to a  decrease in overdraft fee income. The decrease in other noninterest income was mostly related to decreased activity related to the Company’s joint ventures.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest expense.    Noninterest expense increased $414,000, or 17.7%, and totaled $2.8 million for the quarter ended June 30, 2017, compared to $2.3 million for the quarter ended June 30, 2016.  The increase in noninterest expense during the three months ended June 30, 2017 was primarily due to a $317,000 increase in salaries and employee benefits expense, a $66,000 increase in FDIC premiums, a $34,000 increase in data processing expense, and a $32,000 increase in occupancy and equipment expense, which was partially offset by a $72,000 decrease in professional fees. The increase in salaries and employee benefits was due to an increase in experienced commercial lenders, coupled with an increase in personnel in operations, credit and information technology to support our growth, infrastructure and risk management practices.  FDIC premiums increased primarily due to growth.  Data processing expenses increased as a result of certain conversion related expenses as systems were upgraded to provide enhanced capabilities.  Occupancy and equipment expense increased due to various maintenance items incurred and equipment purchases.  The decrease in professional fees was primarily due to elevated expenses incurred during the second quarter of 2016 for recruiting, work-out expenses, various other consulting services and information technology projects.

Income taxes.  Income tax expense was $270,000 for the three months ended June 30, 2017, an increase of $66,000 compared to $204,000 for the three months ended June 30, 2016.     The effective tax rate for the quarter ended June 30, 2017 and June 30, 2016 was approximately 32.7% and 32.6%, respectively, which management believes is a reasonable estimate for the effective tax rate.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2017 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2017 and 2016

General.   Net income for the six months ended June 30, 2017 totaled $960,000 and increased $222,000, or 30.1%, compared to net income of $738,000 for the six months ended June 30, 2016.  The increase in net income was due to a $967,000 increase in net interest income and a $210,000 decrease in provision expense, partially offset by a $580,000 increase in noninterest expense, a $251,000 decrease in noninterest income and a $124,000 increase in income tax expense.

Net income attributable to common stockholders for the six months ended June 30, 2017, totaled $531,000, or $0.03 per diluted common share, and increased $222,000, or 71.8%, compared to net income attributable to common stockholders of $309,000, or $0.02 per diluted common share, for the six months ended June 30, 2016.  For the six months ended June 30, 2017 and 2016, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $429,000.

Net interest income.  Net interest income is a significant component of net income, and consists of the difference between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities.  Net interest income is primarily affected by the volumes, interest rates and composition of interest-earning assets and interest-bearing liabilities.  The tables in the sections below titled “Average Balances, Interest Rates and Yields” and “Rate/Volume Analysis of Net Interest Income” provide important information on factors impacting net interest income and should be read in conjunction with this discussion of net interest income.

Net interest income totaled $6.5 million for the six months ended June 30, 2017 and increased $967,000, or 17.6%, compared to $5.5 million for the six months ended June 30, 2016.  The increase in net interest income was primarily due to a $1.1 million, or 16.1%, increase in interest income, partially offset by a $146,000, or 10.2%, increase in interest expense.  The increase in interest income was primarily attributed to a $61.4 million, or 18.7%, increase in average interest-earning assets outstanding, partially offset by a 10bps decrease in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $27.1 million, or 9.9%, increase in average interest-bearing liabilities outstanding and a 1bp increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.32% for the six months ended June 30, 2017 decreased 3bps compared to the net interest margin of 3.35% for the six months ended June 30, 2016.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest income totaled $8.0 million and increased $1.1 million, or 16.1%, for the six months ended June 30, 2017, compared to $6.9 million for the six months ended June 30, 2016.    The increase in interest income was primarily due to a $40.0 million, or 13.3%, increase in average loans and loans held for sale balances from $300.5 million at June 30, 2016, to $340.5 million at June 30, 2017, and a 2bps increase in the average yield on loans and loans held for sale.

Interest expense totaled $1.6 million and increased $146,000, or 10.2%, for the six months ended June 30, 2017, compared to $1.4 million for the six months ended June 30, 2016.  The increase in interest expense resulted primarily from increased deposit costs due to a $28.6 million, or 11.3%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing deposits remained constant at 96bps at June 30, 2017 and June 30, 2016.

Provision for loan and lease losses.  The provision for loan and lease losses totaled $0 for the six months ended June 30, 2017 and decreased $210,000, compared to $210,000 for the six months ended June 30, 2016.  The decrease in the provision for loan and lease losses for the six months ended June 30, 2017 was primarily due to continued improvement in credit quality, favorable trends in certain qualitative factors and net recoveries for the six months ended June 30, 2017.  Net recoveries for the six months ended June 30, 2017 totaled $33,000 compared to net charge-offs of $217,000 for the six months ended June 30, 2016.  The ratio of the ALLL to nonperforming loans was 633.7% as of June 30, 2017.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2017 and 2016.

	For the six months ended June 30,
	2017	2016
(unaudited)	(Dollars in thousands)
Commercial	$(2)	$118
Single-family residential real estate	(17)	93
Home equity lines of credit	(14)	6
Total	$(33)	$217

Noninterest income.  Noninterest income for the six months ended June 30, 2017 totaled $343,000 and decreased $251,000, or 42.3%, compared to $594,000 for the six months ended June 30, 2016. The decrease was primarily due to a $187,000 decrease in service charges on deposit accounts and a $60,000 decrease in other noninterest income.  The decrease in service charges on deposit accounts was primarily related to a  decrease in overdraft fee income. The decrease in other noninterest income was primarily related to decreased activity related to the Company’s joint ventures.

Noninterest expense.    Noninterest expense increased $580,000, or 12.1%, and totaled $5.4 million for the six months ended June 30, 2017, compared to $4.8 million for the six months ended June 30, 2016.  The increase in noninterest expense during the six months ended June 30, 2016 was primarily due to a $579,000 increase in salaries and employee benefits expense and a $50,000 increase in occupancy and equipment, partially offset by a $148,000 decrease in professional fees.  The increase in salaries and employee benefits was due to an increase in experienced commercial lenders, coupled with an increase in personnel in operations, credit and information technology to support our growth, infrastructure and risk management practices.  The increase in occupancy and equipment was due to various maintenance items incurred and equipment purchases.  The decrease in professional fees was primarily due to elevated expenses incurred in 2016 for recruiting, work-out expenses, various other consulting services, and mortgage and information technology projects.

Income taxes.  Income tax expense was $478,000 for the six months ended June 30, 2017, an increase of $124,000 compared to $354,000 for the six months ended June 30, 2016.  The effective tax rate for the six months ended June 30, 2017 and June 30, 2016 was approximately 33.2% and 32.4%, respectively, which management believes is a reasonable estimate for the effective tax rate.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2017 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended June 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,888	$47	1.36%	$9,326	$30	1.30%
Loans and loans held for sale (3)	355,771	4,040	4.54%	308,827	3,502	4.54%
Other earning assets	16,254	56	1.38%	12,914	19	0.59%
FHLB and FRB stock	3,186	41	5.15%	1,942	19	3.91%
Total interest-earning assets	389,099	4,184	4.30%	333,009	3,570	4.29%
Noninterest-earning assets	24,687			25,281
Total assets	$413,786			$358,290

Interest-bearing liabilities:
Deposits	$275,767	664	0.96%	$256,638	627	0.98%
FHLB advances and other borrowings	19,304	118	2.45%	21,353	108	2.02%
Total interest-bearing liabilities	295,071	782	1.06%	277,991	735	1.06%

Noninterest-bearing liabilities	78,967			41,667
Total liabilities	374,038			319,658

Equity	39,748			38,632
Total liabilities and equity	$413,786			$358,290

Net interest-earning assets	$94,028			$55,018
Net interest income/interest rate spread		$3,402	3.24%		$2,835	3.23%
Net interest margin			3.50%			3.41%
Average interest-earning assets
to average interest-bearing liabilities	131.87%			119.79%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,964	$95	1.36%	$9,354	$60	1.29%
Loans and loans held for sale (3)	340,482	7,719	4.53%	300,496	6,781	4.51%
Other earning assets	33,047	164	0.99%	16,851	48	0.57%
FHLB stock	2,571	63	4.90%	1,942	39	4.02%
Total interest-earning assets	390,064	8,041	4.12%	328,643	6,928	4.22%
Noninterest-earning assets	25,999			25,498
Total assets	$416,063			$354,141

Interest-bearing liabilities:
Deposits	$281,448	1,344	0.96%	$252,866	1,216	0.96%
FHLB advances and other borrowings	19,024	229	2.41%	20,505	211	2.06%
Total interest-bearing liabilities	300,472	1,573	1.05%	273,371	1,427	1.04%

Noninterest-bearing liabilities	76,015			42,243
Total liabilities	376,487			315,614

Equity	39,576			38,527
Total liabilities and equity	$416,063			$354,141

Net interest-earning assets	$89,592			$55,272
Net interest income/interest rate spread		$6,468	3.07%		$5,501	3.18%
Net interest margin			3.32%			3.35%
Average interest-earning assets
to average interest-bearing liabilities	129.82%			120.22%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Six Months Ended
	June 30, 2017			June 30, 2017
	Compared to Three Months Ended			Compared to Nine Months Ended
	June 30, 2016			June 30, 2017

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$1	$16	$17	$4	$31	$35
Loans and loans held for sale	5	533	538	32	906	938
Other earning assets	31	6	37	51	65	116
FHLB and FRB Stock	7	15	22	10	14	24
Total interest-earning assets	44	570	614	97	1,016	1,113

Interest-bearing liabilities:
Deposits	(54)	91	37	(25)	153	128
FHLB advances and other borrowings	64	(54)	10	55	(37)	18
Total interest-bearing liabilities	10	37	47	30	116	146

Net change in net interest income	$34	$533	$567	$67	$900	$967

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

Valuation of the deferred tax asset.    At June 30, 2017, the Company had a deferred tax asset recorded in the amount of $2.5 million.  At December 31, 2016, the Company had a deferred tax asset recorded in the amount of $2.6 million.  At June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2013.  Additional information is included in Notes 1 and 14 to our 2016 Audited Financial Statements.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2017 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2016, the Company had net operating loss carryforwards of $23.1 million, which expire at various dates from 2024 to 2033, and had alternative minimum tax credit carryforwards of $50,000, which do not expire. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the stock offering closed is limited to $163,000 per year.  Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2017 and December 31, 2016.

	June 30, 2017	December 31, 2016

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$36,484	$63,734
Additional borrowing capacity at the FHLB	36,331	30,998
Additional borrowing capacity at the FRB	35,455	31,846
Unused commercial bank line of credit	8,000	1,000
Total	$116,270	$127,578

Cash, unpledged securities and deposits in other financial institutions decreased $27.2 million, or 42.8%, to $36.5 million at June 30, 2017 compared $63.7 million at December 31, 2016.  The decrease is primarily due to a decrease in cash due to funding loan growth.

CFBank’s additional borrowing capacity with the FHLB increased $5.3 million to $36.3 million at June 30, 2017, compared to $31.0 million at December 31, 2016.

CFBank’s additional borrowing capacity at the FRB increased to $35.5 million at June 30, 2017 from $31.8 million at December 31, 2016.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $8.0 million in an unused line of credit with one commercial bank at June 30, 2017 and a $1.0 million unused line of credit with one commercial bank at December 31, 2016.  During the first quarter of 2017, the Company added a $8.0 line of credit for potential liquidity purposes. The previous $1.0 million line of credit was closed during the second quarter of 2017.

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

The Holding Company has more limited sources of liquidity than CFBank.  In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from CFBank or the sale of assets.

Management believes that the Holding Company had adequate funds at June 30, 2017 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors, subject, in the case of dividends on common stock, to the payment in full of the dividend on the Company’s Series B Preferred Stock for the current dividend period.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures is approximately $200,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 4.00% at June 30, 2017.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2017.

Review and Assessment of Corporate Governance Practices.  The Company also reviews and assesses, on an ongoing basis, its practices related to corporate governance to ensure, among other things, that its corporate governance practices and determinations are appropriately reflected in the Company’s public disclosures.  On June 19, 2017, the Company filed an Amendment No. 1 to its Current Report on Form 8-K that was originally filed with the SEC on June 1, 2017.  The Amendment No. 1 updated Item 5.07, Submission of Matters to a Vote of Securities Holders, to disclose the determination of the Company’s Board of Directors that certain votes submitted by brokers in favor of Proposal 4 at the Annual Meeting of Stockholders held on May 31, 2017 (the “Annual Meeting”) should be treated as “Broker Non-votes.”  As a result of the re-tabulation of these votes, the Company’s Board of Directors determined that Proposal 4 did not receive approval by a majority of the shares of common stock of the Company outstanding and entitled to vote at the Annual Meeting.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the second quarter of 2017.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits.

See Exhibit Index at page 62 of this report on Form 10-Q.

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

v

Dated: August 9, 2017	By: /s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Chief Financial Officer

Dated: August 9, 2017	By: /s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer

CENTRAL FEDERAL CORPORATION

Exhibit Number	Description of Exhibit
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