Form 10-Q
period 2017-09-30
CENTRAL FEDERAL CORP
filed 2017-11-09
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes [  ]     No[X]

As of November  1, 2017, there were 23,137,665 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
Cash and cash equivalents	$27,956	$57,941
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	11,878	14,058
Loans held for sale, at fair value	3,509	2,812
Loans and leases, net of allowance of $6,964 and $6,925	387,749	346,125
FHLB and FRB stock	3,227	1,942
Foreclosed assets, net	-	204
Premises and equipment, net	3,572	3,429
Bank owned life insurance	5,030	4,930
Accrued interest receivable and other assets	5,880	4,571
Total assets	$448,901	$436,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$76,445	$72,779
Interest bearing	304,508	302,585
Total deposits	380,953	375,364
FHLB advances	19,000	13,500
Advances by borrowers for taxes and insurance	182	408
Accrued interest payable and other liabilities	3,061	2,393
Subordinated debentures	5,155	5,155
Total liabilities	408,351	396,820

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 16,413,584 at September 30, 2017 and 16,427,917 at December 31, 2016	164	164
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
480,000 issued at September 30, 2017 and December 31, 2016	5	5
Additional paid-in capital	60,425	60,163
Accumulated deficit	(16,765)	(17,767)
Accumulated other comprehensive income (loss)	(4)	2
Treasury stock, at cost; 133,007 shares of common stock at September 30, 2017 and December 31, 2016	(3,275)	(3,275)
Total stockholders' equity	40,550	39,292
Total liabilities and stockholders' equity	$448,901	$436,112

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans and leases, including fees	$4,225	$3,658	$11,944	$10,439
Securities	44	29	139	89
FHLB and FRB stock dividends	45	19	108	58
Federal funds sold and other	83	28	247	76
	4,397	3,734	12,438	10,662
Interest expense
Deposits	771	683	2,115	1,899
FHLB advances and other debt	68	69	195	190
Subordinated debentures	54	46	156	136
	893	798	2,466	2,225
Net interest income	3,504	2,936	9,972	8,437
Provision for loan and lease losses	-	20	-	230
Net interest income after provision for loan losses	3,504	2,916	9,972	8,207

Noninterest income
Service charges on deposit accounts	106	241	290	612
Net gains on sales of loans	23	46	70	97
Earnings on bank owned life insurance	33	33	100	99
Other	33	30	78	136
	195	350	538	944
Noninterest expense
Salaries and employee benefits	1,544	1,283	4,450	3,610
Occupancy and equipment	170	149	503	432
Data processing	197	285	775	827
Franchise and other taxes	88	89	264	265
Professional fees	218	320	694	944
Director fees	76	61	218	166
Postage, printing and supplies	46	35	138	130
Advertising and promotion	48	51	97	86
Telephone	29	32	89	90
Loan expenses	45	51	124	94
Foreclosed assets, net	-	-	18	49
Depreciation	49	52	150	159
FDIC premiums	64	34	221	168
Regulatory assessment	31	3	95	59
Other insurance	21	26	70	84
Other	56	41	149	142
	2,682	2,512	8,055	7,305
Income before incomes taxes	1,017	754	2,455	1,846
Income tax expense	332	249	810	603
Net income	685	505	1,645	1,243
Dividends on Series B preferred stock and accretion of discount	(214)	(214)	(643)	(643)
Net income attributable to common stockholders	$471	$291	$1,002	$600

Earnings per common share:
Basic	$0.03	$0.02	$0.06	$0.04
Diluted	$0.03	$0.02	$0.06	$0.04

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$685	$505	$1,645	$1,243
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of ($2) and ($12) and ($3) and $29	(3)	(23)	(6)	66
Other comprehensive income (loss), net of tax	(3)	(23)	(6)	66
Comprehensive income	$682	$482	$1,639	$1,309

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2017	$164	$5	$60,163	$(17,767)	$2	$(3,275)	$39,292
Net income				1,645			1,645
Other comprehensive loss					(6)		(6)
Restricted stock expense, net of forfeitures			181				181
Cash dividends declared on Series B preferred stock and accretion of discount			81	(643)			(562)
Balance at September 30, 2017	$164	$5	$60,425	$(16,765)	$(4)	$(3,275)	$40,550

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2016	$161	$5	$59,937	$(18,537)	$(9)	$(3,245)	$38,312
Net income				1,243			1,243
Other comprehensive income					66		66
Restricted stock expense, net of forfeitures			68				68
Stock option expense, net of forfeitures			24				24
Cash dividends declared on Series B preferred stock and accretion of discount			81	(643)			(562)
Purchase of 20,500 treasury shares		-	-			(30)	(30)
Balance at September 30, 2016	$161	$5	$60,110	$(17,937)	$57	$(3,275)	$39,121

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine months ended
	September 30,
	2017	2016
Net Income	$1,645	$1,243
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	230
Depreciation	150	159
Amortization, net	(83)	(54)
Deferred income tax (benefit)	(30)	(29)
Originations of loans held for sale	(15,318)	(16,137)
Proceeds from sale of loans held for sale	14,691	14,657
Net gains on sales of loans	(70)	(97)
Gain (loss) on sale of foreclosed assets	7	(4)
Earnings on bank owned life insurance	(100)	(99)
Stock-based compensation expense	181	92
Net change in:
Accrued interest receivable and other assets	(785)	1,501
Accrued interest payable and other liabilities	176	212
Net cash from operating activities	464	1,674
Cash flows from investing activities
Net increase in interest-bearing deposits in other financial institutions	-	(100)
Available-for-sale securities:
Maturities, prepayments and calls	2,148	206
Purchases	-	-
Loan and lease originations and payments, net	(41,517)	(32,130)
Proceeds from the sale of loans	-	1,124
Additions to premises and equipment	(293)	(44)
Purchase of FRB Stock	(1,285)	-
Proceeds from the sale of foreclosed assets	197	200
Net cash used by investing activities	(40,750)	(30,744)
Cash flows from financing activities
Net change in deposits	5,589	55,376
Proceeds from FHLB advances	34,200	37,600
Repayments on FHLB advances	(28,700)	(36,600)
Net change in advances by borrowers for taxes and insurance	(226)	(307)
Cash dividends paid on Series B preferred stock	(562)	(562)
Purchase of treasury shares	-	(30)
Net cash from (used by) financing activities	10,301	55,477
Net change in cash and cash equivalents	(29,985)	26,407
Beginning cash and cash equivalents	57,941	25,895
Ending cash and cash equivalents	$27,956	$52,302

Supplemental cash flow information:
Interest paid	$2,479	$2,205
Income tax paid	605	70
Supplemental noncash disclosures:
Loans issued to finance the sale of repossessed assets	$288	$1,440
Dividends payable on Series B preferred stock	187	187
Investment payable on limited partnerships	500	-

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three and nine months ended September 30, 2017 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2016 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2016 (referred to herein as the “2016 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Low Income Housing Tax Credit (LIHTC):   The Company has invested in low income housing tax credits through a fund that assists corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the Housing Tax credit. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Basic
Net income	$685	$505	$1,645	$1,243
Dividends on Series B preferred stock and accretion of discount	(214)	(214)	(643)	(643)
Net income allocated to common stockholders	$471	$291	$1,002	$600

Weighted average common shares outstanding including unvested share-based payment awards	16,282,077	16,003,363	16,287,570	16,015,147
Less: Unvested share-based payment awards	-	-	-	-
Average shares	16,282,077	16,003,363	16,287,570	16,015,147
Basic earnings per common share	$0.03	$0.02	$0.06	$0.04

Diluted
Net earnings allocated to common stockholders	$471	$291	$1,002	$600
Add back: Dividends on Series B preferred stock and accretion of discount	214	-	-	-
Net earnings allocated to common stockholders	$685	$291	$1,002	$600

Weighted average common shares outstanding for basic earnings per common share	16,282,077	16,003,363	16,287,570	16,015,147
Add: Dilutive effects of assumed exercises of stock options	229,281	17,660	200,032	13,191
Add: Dilutive effects of Series B preferred stock conversion	6,857,143	-	-	-
Add: Dilutive effects of assumed exercises of stock warrants	1,152,125	-	1,152,125	-
Average shares and dilutive potential common shares	24,520,626	16,021,023	17,639,727	16,028,338
Diluted earnings per common share	$0.03	$0.02	$0.06	$0.04

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings per common share.

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Stock options	5,446	347,746	5,446	375,379
Series B preferred stock	-	6,857,143	6,857,143	6,857,143
Stock warrants	-	1,152,125	-	1,152,125

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees.  The new guidance involves several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows.  Under ASU No. 2016-09, any excess tax benefits or tax deficiencies should be recognized as income tax expense or benefit in the income statement.  Excess tax benefits are to be classified as an operating activity in the statement of cash flows.  In accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest, as required under current guidance, or account for forfeitures when they occur.  For an award to qualify for equity classification, an entity cannot partially settle the award in excess of the employer's maximum statutory withholding requirements.  Such cash paid by an employer when directly withholding shares for tax withholding purposes should be classified as a financing activity in the statement of cash flows.  The amendments in ASU No. 2016-09 are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016.  Adoption of ASU No. 2016-07 did not have a significant effect on the Company’s consolidated financial statements as of September 30, 2017.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments which may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce diversity in practice.  The update also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle.  The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  The Company does not anticipate this update will have a material impact on its consolidated financial statements.

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

The FASB has issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The new standard is intended to improve and simplify accounting rules around hedge accounting.  The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.  The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies and for fiscal years beginning after December 15, 2019 (and interim periods for fiscal years beginning after December 15, 2020), for private companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard.  Adoption of ASU No. 2017-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  In the opinion of management, the disposition or ultimate resolution of such claims and lawsuits is not anticipated to have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

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

Although we are no longer subject to the Orders or the regulatory commitments made following the release of the Orders, we remain subject to extensive supervision and regulation by our regulators and it is possible that regulatory compliance expenses could continue to have an adverse impact on us in the future.

Dividend Restrictions:

The ability of the Holding Company to pay dividends on its Common Stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company is prohibited from paying dividends (other than dividends payable solely in shares) on the Company’s common stock for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.

Effective October 6, 2017, the Company caused the conversion of all of its outstanding shares of Series B Preferred Stock into shares of Common Stock of the Company.  The conversion of the Series B Preferred Stock results in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock beginning with the 4th quarter of 2017.  See Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the conversion of the Series B Preferred Stock.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,499	$4	$23	$11,480
Mortgage-backed securities - residential	258	10	-	268
Collateralized mortgage obligations	127	3	-	130
Total	$11,884	$17	$23	$11,878

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$13,521	$11	$27	$13,505
Mortgage-backed securities - residential	345	12	-	357
Collateralized mortgage obligations	189	7	-	196
Total	$14,055	$30	$27	$14,058

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2017 or September 30, 2016.

There were no sales of securities for the three and nine months ended September 30, 2017 and 2016.

The amortized cost and fair value of debt securities at September 30, 2017 and December 31, 2016 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2017		December 31, 2016
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,509	$2,505	$2,518	$2,518
Due from one to five years	8,990	8,975	11,003	10,987
Mortgage-backed securities - residential	258	268	345	357
Collateralized mortgage obligations	127	130	189	196
Total	$11,884	$11,878	$14,055	$14,058

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair value of securities pledged was as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Pledged as collateral for:
FHLB advances	$4,702	$2,327
Public deposits	2,031	2,043
Interest-rate swaps	163	195
Total	$6,896	$4,565

At September 30, 2017 and December 31, 2016, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2017 and December 31, 2016 aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2017 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,484	$23	$-	$-	$8,484	$23
Total temporarily impaired	$8,484	$23	$-	$-	$8,484	$23

December 31, 2016	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,492	$27	$-	$-	$10,492	$27
Mortgage-backed securities - residential (1)	1	-	-	-	1	-
Total temporarily impaired	$10,493	$27	$-	$-	$10,493	$27

(1)	Securities with an unrealized loss were less than $1 resulting in rounding to zero.

The unrealized losses in U.S. Treasuries at September 30, 2017 and December 31, 2016 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2017 and December 31, 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	September 30, 2017	December 31, 2016
	( unaudited)
Commercial (1)	$91,410	$71,334
Real estate:
Single-family residential	93,025	92,544
Multi-family residential	38,713	34,291
Commercial	107,705	105,313
Construction	38,744	25,822
Consumer:
Home equity lines of credit	24,751	23,109
Other	365	637
Subtotal	394,713	353,050
Less: ALLL	(6,964)	(6,925)
Loans and leases, net	$387,749	$346,125

(1)	Includes $6,156 and $2,874 of commercial leases at September 30, 2017 and December 31, 2016, respectively.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At September 30, 2017 and December 31, 2016, CFBank held $37,618 and $46,919, respectively, of such loans which have been included in single-family residential loan totals above.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2017:

	Three months ended September 30, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,770	$956	$725	$2,365	$586	$554	$2	$6,958
Addition to (reduction in) provision for loan losses	113	(20)	72	(246)	52	29	-	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	1	-	-	-	5	-	6
Ending balance	$1,883	$937	$797	$2,119	$638	$588	$2	$6,964

	Nine months ended September 30, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,647	$735	$716	$2,727	$580	$486	$34	$6,925
Addition to (reduction in) provision for loan losses	234	184	81	(608)	58	83	(32)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	18	-	-	-	19	-	39
Ending balance	$1,883	$937	$797	$2,119	$638	$588	$2	$6,964

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2016:

	Three months ended September 30, 2016 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,458	$875	$694	$2,567	$478	$534	$7	$6,613
Addition to (reduction in) provision for loan losses	252	(54)	(122)	(52)	25	(62)	33	20
Charge-offs	(5)	-	-	-	-	-	(1)	(6)
Recoveries	-	3	143	100	-	20	-	266
Ending balance	$1,705	$824	$715	$2,615	$503	$492	$39	$6,893

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of September 30, 2017 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$31	$-	$-	$-	$31
Collectively evaluated for impairment	1,883	937	797	2,088	638	588	2	6,933
Total ending allowance balance	$1,883	$937	$797	$2,119	$638	$588	$2	$6,964

Loans:
Individually evaluated for impairment	$336	$117	$31	$4,091	$-	$-	$-	$4,575
Collectively evaluated for impairment	91,074	92,908	38,682	103,614	38,744	24,751	365	390,138
Total ending loan balance	$91,410	$93,025	$38,713	$107,705	$38,744	$24,751	$365	$394,713

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended September 30, 2017.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2017.  Cash payments of interest on these loans during the three and nine months ended September 30, 2017 totaled $52 and $164, respectively.

				Three months ended		Nine months ended
	As of September 30, 2017			September 30, 2017		September 30, 2017
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Real estate:
Single-family residential	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial:
Non-owner occupied	-	-	-	-	-	-	-
Owner occupied	394	139	-	140	6	144	20
Total with no allowance recorded	394	139	-	140	6	144	20

With an allowance recorded:
Commercial (1)	336	336	-	339	2	346	7
Real estate:
Single-family residential (1)	117	117	-	118	2	119	5
Multi-family residential (1)	31	31	-	32	1	34	2
Commercial:
Non-owner occupied	2,982	2,982	23	2,989	42	3,001	120
Owner occupied	970	970	8	972	5	1,098	14
Total with an allowance recorded	4,436	4,436	31	4,450	52	4,598	148
Total	$4,830	$4,575	$31	$4,590	$58	$4,742	$168
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended December 31, 2016.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2016.  Cash payments of interest during the three and nine months ended September 30, 2016 totaled $60 and $174, respectively.

				Three months ended		Nine months ended
	As of December 31, 2016			September 30, 2016		September 30, 2016
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$476	$358	$-	$457	$4	$455	$9
Real estate:
Single-family residential	-	-	-	161	-	161	-
Multi-family residential	37	37	-	-	-	-	-
Commercial:
Non-owner occupied	112	112	-	-	-	-	-
Owner occupied	871	350	-	358	13	363	35
Land	-	-	-	-	-	-	-
Total with no allowance recorded	1,496	857	-	976	17	979	44

With an allowance recorded:
Commercial	199	199	1	222	1	241	3
Real estate:
Single-family residential (1)	122	122	-	124	2	126	6
Multi-family residential	-	-	-	40	1	42	2
Commercial:
Non-owner occupied	2,068	2,068	19	2,196	33	2,206	101
Owner occupied	202	202	2	206	2	209	7
Land	-	-	-	222	4	232	11
Total with an allowance recorded	2,591	2,591	22	3,010	43	3,056	130
Total	$4,087	$3,448	$22	$3,986	$60	$4,035	$174
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2017	December 31, 2016
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	119	263
Real estate:
Single-family residential	269	397
Commercial:
Owner occupied	585	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	44
Purchased for portfolio	65	-
Total nonaccrual	1,038	704
Total nonaccrual and nonperforming loans	$1,038	$704

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at September 30, 2017 or December 31, 2016.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2017 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$2,433	$-	$-	$2,433	$88,977	$119
Real estate:
Single-family residential	477	111	59	647	92,378	210
Multi-family residential	-	-	-	-	38,713	-
Commercial:
Non-owner occupied	-	-	-	-	68,090	-
Owner occupied	-	-	585	585	35,524	-
Land	-	-	-	-	3,506	-
Construction	260	-	-	260	38,484	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	15	-	15	24,267	-
Purchased for portfolio	-	37	65	102	367	-
Other	-	-	-	-	365	-
Total	$3,170	$163	$709	$4,042	$390,671	$329

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

As of September 30, 2017 and December 31, 2016, TDRs totaled  $3,746 and $3,130, respectively.  The Company allocated  $25  and $22 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2017 and December 31, 2016, respectively.  The Company had not committed to lend any additional amounts as of September 30, 2017 or December 31, 2016 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended September 30, 2017, there were no loans modified as a TDR.  During the nine months ended September 30, 2017,  one commercial real estate loan in the amount of $841 was modified as a TDR during the second quarter, where concessions were granted to a borrower experiencing financial difficulties.  The loan was re-written at a lower interest rate than otherwise would have been offered on this credit grade in the current market.  During the three and nine months ended September 30, 2016, there was one commercial loan in the amount of $339  that was modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

There were no TDRs in payment default or that became nonperforming during the period ended September 30, 2017.  There was one nonperforming TDR that went into payment default during the period ended September 30, 2016.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The terms of certain other loans were modified during the quarter ended September 30, 2017 and 2016 that did not meet the definition of a TDR. These loans had a total recorded investment of  $10,843 and $18,255 as of September 30, 2017 and 2016, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At September 30, 2017 and December 31, 2016, nonaccrual TDRs were as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Commercial	$119	$144
Total	$119	$144

Nonaccrual loans at September 30, 2017 and December 31, 2016 do not include $3,627 and $2,986, respectively, of TDRs where customers have established a sustained period of repayment performance, generally nine months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans and leases by risk category and by class of loans and leases as of September 30, 2017 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at September 30, 2017.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$90,786	$289	$335	$91,410
Real estate:
Single-family residential	92,746	-	-	279	93,025
Multi-family residential	-	38,072	476	165	38,713
Commercial:
Non-owner occupied	90	65,445	1,719	836	68,090
Owner occupied	-	34,177	1,015	917	36,109
Land	-	3,506	-	-	3,506
Construction	2,589	36,155	-	-	38,744
Consumer:
Home equity lines of credit:
Originated for portfolio	24,204	-	-	78	24,282
Purchased for portfolio	403	-	-	66	469
Other	365	-	-	-	365
	$120,397	$268,141	$3,499	$2,676	$394,713

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2017 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,480
Mortgage-backed securities - residential	268
Collateralized mortgage obligations	130
Total securities available for sale	$11,878

Loans held for sale	3,509

Yield maintenance provisions (embedded derivatives)	$82

Interest rate lock commitments	$10

Financial Liabilities:
Interest-rate swaps	$82

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2017 or December 31, 2016.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2017 and December 31, 2016.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2017 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$119
Real Estate:
Single-family residential	117
Multi-family residential	31
Commercial:
Non-owner occupied	2,959
Owner occupied	771
Total impaired loans	$3,997

Fair Value Measurements at December 31, 2016 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$130
Real Estate:
Single-family residential	122
Multi-family residential	37
Commercial:
Non-owner occupied	2,161
Owner occupied	200
Total impaired loans	$2,650

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2017 or December 31, 2016.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,026 with a valuation allowance of $30 at September 30, 2017. There were no write-downs of impaired collateral dependent loans during the three and nine months ended September 30, 2017 or 2016.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2,672, with a valuation allowance of $21 at December 31, 2016.

During the three and nine months ended September 30, 2017, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$119	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single-family residential	117	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81% , 3.61%) 2.91%
Multi-family residential	31	Comparable sales approach	Adjustment for differences between the comparable market transactions	9.64%
Commercial:
Non-owner occupied	2,959	Comparable sales approach	Adjustment for differences between the comparable market transactions	(3.48%, 9.64%) 5.15%
Owner occupied	771	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-4.46%, -5.26%) 5.09%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2017 or December 31, 2016.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of September 30, 2017 and December 31, 2016, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Aggregate fair value	$3,509	$2,812
Contractual balance	3,494	2,801
Gain (loss)	$15	$11

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2017 and 2016 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Interest income	$10	$25	$39	$40
Interest expense	-	-	-	-
Change in fair value	13	(2)	4	2
Total change in fair value	$23	$23	$43	$42

The carrying amounts and estimated fair values of financial instruments at September 30, 2017 were as follows:

	Fair Value Measurements at September 30, 2017 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,956	$27,956	$-	$-	$27,956
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	11,878	-	11,878	-	11,878
Loans held for sale	3,509	-	3,509	-	3,509
Loans and leases, net	387,749	-	-	385,939	385,939
FHLB and FRB stock	3,227	n/a	n/a	n/a	n/a
Accrued interest receivable	1,285	6	57	1,222	1,285
Yield maintenance provisions (embedded derivatives)	82	-	82	-	82
Interest rate lock commitments	10	-	10	-	10

Financial liabilities
Deposits	$(380,953)	$(204,195)	$(176,660)	$-	$(380,855)
FHLB advances and other borrowings	(19,000)	-	(19,073)	-	(19,073)
Advances by borrowers for taxes and insurance	(182)	-	-	(182)	(182)
Subordinated debentures	(5,155)	-	(3,730)	-	(3,730)
Accrued interest payable	(66)	(2)	(64)	-	(66)
Interest-rate swaps	(82)	-	(82)	-	(82)

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

NOTE 6 – SUBORDINATED DEBENTURES

In December 2003, Central Federal Capital Trust I, a trust formed by the Holding Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1 per security.  The Holding Company issued $5,155 of subordinated debentures to the trust in exchange for ownership of all of the common stock of the trust and the proceeds of the preferred securities sold by the trust.  The Holding Company is not considered the primary beneficiary of this trust (which is classified as a variable interest entity); therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.  The Holding Company’s investment in the common stock of the trust was $155 and is included in other assets.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 4.15% at September 30, 2017 and 3.85% at December 31, 2016.

NOTE 7 – STOCK-BASED COMPENSATION

The Company has issued awards under three stock-based compensation plans (the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $59 and $181, respectively, for the three and nine months ended September 30, 2017 and $33 and $92, respectively, for the three and nine months ended September  30, 2016.  The total income tax effect was  $20 and $62, respectively, for the three and nine months ended September 30, 2017 and $9 and $26, respectively, for the three and nine months ended September 30, 2016.

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

There were no options granted or exercised during the three and nine months ended September 30, 2017 and September 30, 2016 (unaudited).

A summary of stock option activity in the Plans for the nine months ended September 30, 2017 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	542,746	$1.46
Expired	(300)	36.75
Cancelled or Forfeited	(3,000)	1.43
Outstanding at end of period	539,446	$1.44	5.7	$554,860

Expected to vest	-	$-	-	$-

Exercisable at end of period	539,446	$1.44	5.7	$554,860

During the nine months ended September 30, 2017, there were 300 stock options that expired.    There were no stock options that expired during the nine months ended September 30, 2016.  During the nine months ended September 30, 2017, there were 3,000 cancelled or forfeited stock options compared to 23,950 for the nine months ended at September 30, 2016.  Previously recognized expense associated with nonvested forfeited shares was reversed.   As of September 30, 2017, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were no shares of restricted stock issued during the three and nine months ended September 30, 2017 and 2016 (unaudited).

A summary of changes in the Company’s nonvested restricted stock awards for the year follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	425,666	$1.56
Forfeited	(14,333)	1.58
Nonvested at September 30, 2017	411,333	$1.55

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of September 30, 2017 and 2016, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $439 and $191, respectively.

There were 14,333 shares of restricted stock forfeited during the nine month period ended September 30, 2017.  There were no shares of restricted stock forfeited during the nine months ended September 30, 2016.  Also, there were no shares of restricted stock that vested during the nine months ended September 30, 2017 and 2016.

There were 557,425 shares of common stock remaining available for stock option grants and restricted stock awards under the 2009 Plan at September 30, 2017.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present actual and required capital ratios as of September 30, 2017 and December 31, 2016 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2017, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017 (unaudited)
Total Capital to risk weighted assets	$47,817	12.22%	$36,187	9.25%	$41,078	10.50%	$39,122	10.00%

Tier 1 (Core) Capital to risk weighted assets	42,898	10.97%	28,363	7.25%	33,253	8.50%	31,297	8.00%

Common equity tier 1 capital to risk-weighted assets	42,898	10.97%	22,495	5.75%	27,385	7.00%	25,429	6.50%

Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	42,898	9.99%	17,169	4.00%	17,169	4.00%	21,462	5.00%

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2016
Total Capital to risk weighted assets	$45,118	12.46%	$31,256	8.63%	$38,029	10.50%	$36,218	10.00%

Tier 1 (Core) Capital to risk weighted assets	40,556	11.20%	24,013	6.63%	30,785	8.50%	28,974	8.00%

Common equity tier 1 capital to risk-weighted assets	40,556	11.20%	18,580	5.13%	25,353	7.00%	23,542	6.50%

Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	40,556	9.66%	16,792	4.00%	16,792	4.00%	20,991	5.00%

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

The Holding Company’s ability to pay dividends on its stock is also conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Additionally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company is prohibited from paying dividends (other than dividends payable solely in shares) on the Company’s common stock for the then-current dividend period, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.

Effective October 6, 2017, the Company caused the conversion of all of its outstanding shares of Series B Preferred Stock into shares of Common Stock of the Company.  The conversion of the Series B Preferred Stock results in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock beginning with the 4th quarter of 2017.  See Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the conversion of the Series B Preferred Stock.

Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 10-Income Taxes.

NOTE 9 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $2,209 at September 30, 2017 and $2,280 at December 31, 2016.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At September 30, 2017, CFBank had $663 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of September 30, 2017, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	September 30, 2017	December 31, 2016
	(unaudited)
Notional amount	$2,209	$2,280
Weighted average pay rate on interest-rate swaps	3.75%	3.74%
Weighted average receive rate on interest-rate swaps	1.24%	0.75%
Weighted average maturity (years)	2.4	3.1
Fair value of interest-rate swaps	$(82)	$(122)
Fair value of yield maintenance provisions	82	122

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three and nine months ended September 30, 2017 or 2016.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $2,365 and $2,164 of interest rate lock commitments related to residential mortgage loans at September 30, 2017 and December 31, 2016, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of  $10 and $9 at September 30, 2017 and December 31, 2016, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 10 – INCOME TAXES

At September 30, 2017, the Company had a deferred tax asset recorded in the amount of $2,600.  At December 31, 2016, the Company had a deferred tax asset recorded of approximately $2,600.   At September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2013.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2017 that no valuation allowance was required against the net deferred tax asset.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and nine months ended September 30, 2017  was approximately 32.6% and 33.0%, respectively, and 33.0% and 32.7%, respectively for the three and nine months ended September 30, 2016, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2017 and 2016:

	For the three months ended September 30,		For the nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Statutory tax rate	34.0%	34.0%	34.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income on bank owned life insurance	(1.1%)	(1.5%)	(1.4)%	(1.8)%
Other, net	(0.3%)	0.5%	0.4%	0.5%
Effective tax rate	32.6%	33.0%	33.0%	32.7%

NOTE 11- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2017 and 2016 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(1)	$80	$2	$(9)
Other comprehensive gain (loss) before reclassifications (2)	(3)	(23)	(6)	66
Net current-period other comprehensive income (loss)	(3)	(23)	(6)	66
Accumulated other comprehensive income (loss), end of period	$(4)	$57	$(4)	$57

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2017 and 2016.

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

For each share of Series B Preferred Stock sold in the Private Placement, the Company also agreed to issue, at no additional charge, a Warrant to purchase common stock of the Company.    See Note 13-Common Stock Warrants and Note 14-Subsequent Events and Other Matters for additional information.

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

NOTE 14-  SUBSEQUENT EVENTS AND OTHER MATTERS

Conversion of Series B Preferred Stock to Common Stock:

On September 29, 2017, the Company announced the conversion of its Series B Preferred Stock into shares of Common Stock of the Company.  The conversion was effective October 6, 2017, and resulted in the conversion of all 480,000 of the Company’s issued and outstanding shares of Series B Preferred Stock into approximately 6,857,143 shares of Common Stock.

The conversion of the Series B Preferred Stock results in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock beginning with the 4th quarter of 2017. The preferred dividends, in the aggregate amount of approximately $187,500 quarterly, or approximately $750,000 annually, will not be payable by the Company going forward.

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
•

results of examinations of the Holding Company and CFBank by their regulators, including the possibility that the regulators may, among other things, require CFBank to increase its allowance for loan and lease losses or write-down assets;

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  We believe that we have chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

Our filings with the Securities and Exchange Commission (the “SEC”) detail other risks, all of which are difficult to predict and many of which are beyond our control.

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, National Association (“CFBank”), which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016.  Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding status with the FRB.

CFBank, with the opening of its Glendale branch in the Cincinnati market during the third quarter of 2017, has a presence in four major metro Ohio markets – Columbus, Cleveland, Cincinnati and Akron– as well as its two locations in Columbiana County, Ohio.  CFBank provides personalized Business Banking products and services including commercial loans and leases, commercial and residential real estate loans and treasury management depository services.  As a full service commercial bank, our business, along with our products and services, is focused on serving the banking and financial needs of closely held businesses.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  In addition, CFBank provides residential lending and full service retail banking services and products.  Most of our deposits and loans come from our market area.  Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our office in Glendale, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our agency office in Woodmere, Ohio.  We originate commercial and residential real estate loans and business loans primarily throughout Ohio.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Although we are no longer subject to the Orders or the regulatory commitments made following the release of the Orders, we remain subject to extensive supervision and regulation by our regulators and it is possible that regulatory compliance expenses could continue to have an adverse impact on us in the future.

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $950,000 in cash and cash equivalents at September 30, 2017.

Management’s discussion and analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $448.9 million at September 30, 2017 and increased $12.8 million, or 2.9%, from $436.1 million at December 31, 2016.  The increase was primarily due to a $41.6 million increase in net loan and lease balances, partially offset by a $30.0 million decrease in cash and cash equivalents

Cash and cash equivalents.  Cash and cash equivalents totaled $28.0 million at September 30, 2017 and decreased approximately $30.0 million, or 51.8%, from $57.9 million at December 31, 2016.  The decrease in cash and cash equivalents was primarily a result of funding loan growth.

Securities.  Securities available for sale totaled $11.9 million at September 30, 2017 and decreased $2.2 million, or 15.5%, from $14.1 million at December 31, 2016. The decrease was a result of scheduled maturities and repayments.

Loans and Leases.    Net loans and leases totaled $387.7 million at September 30, 2017 and increased $41.6 million, or 12.0%, from $346.1 million at December 31, 2016.  The increase was primarily due to a $20.1 million increase in commercial loan balances, a $12.9 million increase in construction loan balances, a $4.4 million increase in multi-family loans balances, a $2.4 million increase in commercial real estate loan balances, and a $1.6 million increase in home equity lines of credit.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three and nine months ended September 30, 2017, loan origination activity totaled $177.3 and $492.8 million, respectively, and payoffs for the same period totaled $178.9 and $502.1 million, respectively.  At September 30, 2017 and December 31, 2016, CFBank held $37.6 million and $46.9 million, respectively, of such loans which are included in single-family residential loan totals.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Allowance for loan and lease losses (ALLL).    The ALLL totaled $7.0 million at September 30, 2017 and increased $39,000, or 0.6%, from $6.9 million at December 31, 2016.  The increase in the ALLL was due to net recoveries for the nine months ended September 30, 2017.  The ratio of the ALLL to total loans was 1.76% at September 30, 2017 compared to 1.96% at December 31, 2016.  The ratio of the ALLL to nonperforming loans was 670.9% at September 30, 2017, compared to 983.7% at December 31, 2016.

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

Individually evaluated impaired loans totaled $4.6 million at September 30, 2017, and increased $1.1 million, or 32.7%, from $3.4 million at December 31, 2016.  The increase was primarily due to one commercial real estate loan in the amount of $841,000 that was modified as a TDR during the second quarter of 2017, coupled with a commercial real estate loan relationship totaling $749,000 that became nonaccrual during the first quarter of 2017, partially offset by three commercial loans that paid off totaling $188,000, and other loan repayments. The amount of the ALLL specifically allocated to individually impaired loans totaled $31,000 at September 30, 2017 and $22,000 at December 31, 2016.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $1.0 million at September 30, 2017, and increased $334,000, or 47.4%, from $704,000 at December 31, 2016.  The ratio of nonperforming loans to total loans was 0.26% at September 30, 2017 compared to 0.20% at December 31, 2016.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $119,000 at September 30, 2017 and $144,000 at December 31, 2016.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Nonaccrual loans at September 30, 2017 and December 31, 2016 do not include  $3.6 million and $3.0 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $3.2 million, or 33.9%, during the nine months ended September 30, 2017 due to management’s on-going efforts to improve credit quality and continued payments by customers.  Loans designated as special mention decreased $122,000, or 3.4%, and totaled $3.5 million at September 30, 2017, compared to $3.6 million at December 31, 2016.  Loans classified as substandard decreased $3.0 million, or 53.2%, and totaled $2.7 million at September 30, 2017, compared to $5.7 million at December 31, 2016.  No loans were classified as doubtful at September 30, 2017 and December 31, 2016.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $2.5 million, or 159.3%, and totaled $4.0 million at September 30, 2017, compared to $1.6 million at December 31, 2016.  The increase in past due loans was primarily due to two commercial loans.  Past due loans totaled 1.0% of the loan portfolio at September 30, 2017, compared to 0.4% at December 31, 2016.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans made by CFBank primarily consist of commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $25.5 million, or 27.9%, of CFBank’s commercial portfolio at September 30, 2017 compared to $19.9 million, or 27.9%, at December 31, 2016.  Interest only home equity lines of credit totaled $22.4 million, or 90.6%, of the total home equity lines of credit at September 30, 2017 compared to $20.7 million, or 89.6%, at December 31, 2016.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2017; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   Foreclosed assets totaled $0 at September 30, 2017 compared to $204,000 at December 31, 2016.  Foreclosed assets at December 31, 2016 consisted of one single-family residential property that was transferred into REO at fair value in December 2016.  This property was sold during the second quarter of 2017.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $381.0 million at September 30, 2017 and increased $5.6 million, or 1.5%, from $375.4 million at December 31, 2016.  The increase was primarily attributed to a $4.4 million increase in certificates of deposits, a $3.1 million increase in checking account balances and a $626,000 increase in savings account balances, partially offset by a $2.6 million decrease in money market account balances.  The majority of the increase in deposit balances was a result of management’s focused sales and marketing efforts to grow deposits to fund loan growth.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) program, a network of banks that allows us to provide our customers with FDIC insurance coverage on certificate of deposit account balances up to $50 million.  CDARS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS balances, totaled $40.5 million at September 30, 2017, and increased $10.7 million, or 36.1%, from $29.7 million at December 31, 2016.

FHLB advances.  FHLB advances totaled $19.0 million at September 30, 2017 and increased $5.5 million, or 40.7%, compared to $13.5 million at December 31, 2016.    The increase was due to a $5.5 million variable rate short-term borrowing.

Subordinated debentures.    Subordinated debentures totaled $5.2 million at both September 30, 2017 and December 31, 2016.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.

Stockholders’ equity.    Stockholders’ equity totaled $40.6 million at September 30, 2017, an increase of $1.3 million, or 3.2%, from $39.3 million at December 31, 2016.  The increase in total stockholders’ equity was primarily attributed to net income, which was partially offset by the dividends paid on the Company’s Series B Preferred Stock during the nine months ended September 30, 2017.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Conversion of Preferred Stock to Common Stock

On September 29, 2017, the Company announced the conversion of its Series B Preferred Stock into shares of Common Stock of the Company.  The conversion was effective October 6, 2017, and resulted in the conversion of all 480,000 of the Company’s issued and outstanding shares of Series B Preferred Stock into approximately 6,857,143 shares of Common Stock.

The conversion of the Series B Preferred Stock results in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock beginning with the 4th quarter of 2017. The preferred dividends, in the aggregate amount of approximately $187,500 quarterly, or approximately $750,000 annually, will not be payable by the Company going forward.

Stock Repurchase Program

On April 26, 2017, the Company’s Board of Directors authorized an extension to the Company’s common stock repurchase program for an additional six months commencing May 10, 2017.  Any purchases under the repurchase program will be made from time to time in the open market in accordance with applicable federal and state securities laws and regulations.  The timing and amount of any stock repurchases will be determined by the Company’s management based on its evaluation of market conditions, regulatory requirements and other corporate considerations.  Since the commencement of the stock repurchase program in May 2016, the Company has repurchased a total of 21,300 shares of common stock for an aggregate purchase price of $30,000 as of September 30, 2017.  All repurchased shares are held by the Company as treasury stock.  No shares of common stock were repurchased during the nine months ended September 30, 2017.

Comparison of the Results of Operations for the Three Months Ended September 30, 2017 and 2016.

General.   Net income for the three months ended September 30, 2017 totaled $685,000 and increased $180,000, or 35.6%, compared to net income of $505,000 for the three months ended September 30, 2016.  The increase in net income was due to a $568,000 increase in net interest income and a $20,000 decrease in provision expense, partially offset by a $170,000 increase in noninterest expense, a $155,000 decrease in noninterest income and a $83,000 increase in income tax expense.

Net income attributable to common stockholders for the three months ended September 30, 2017, totaled $471,000, or $0.03 per diluted common share, and increased $180,000, or 61.9%, compared to net income attributable to common stockholders of $291,000, or $0.02 per diluted common share, for the three months ended September 30, 2016.  For the three months ended September 30, 2017 and 2016, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $214,000 for each period.

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

Net interest income totaled $3.5 million for the quarter ended September 30, 2017 and increased $568,000, or 19.3%, compared to $2.9 million for the quarter ended September 30, 2016.  The increase in net interest income was primarily due to a $663,000, or 17.8%, increase in interest income, partially offset by a $95,000, or 11.9%, increase in interest expense.  The increase in interest income was primarily attributed to a $49.7 million, or 14.0%, increase in average interest-earning assets outstanding and a 14bp increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $12.6 million, or 4.2%, increase in average interest-bearing liabilities.  As a result, net interest margin of 3.47% for the quarter ended September 30, 2017 increased 15bps compared to the net interest margin of 3.32% for the quarter ended September 30, 2016.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Interest income totaled $4.4 million and increased $663,000, or 17.8%, for the quarter ended September 30, 2017, compared to $3.7 million for the quarter ended September 30, 2016.    The increase in interest income was primarily due to a $44.1 million, or 13.6%, increase in average loans and loans held for sale balances from $323.3 million at September 30, 2016, to $367.4 million at September 30, 2017, and a 7bps increase in the average yield on loans.

Interest expense totaled $893,000 and increased $95,000, or 11.9%, for the quarter ended September 30, 2017, compared to $798,000 for the quarter ended September 30, 2016.    The increase in interest expense resulted primarily from increased deposit costs due to a $15.5 million, or 5.6%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities increased 8bps to 116bps at September 30, 2017 compared to 108bps at September 30, 2016.

Provision for loan and lease losses.  The provision for loan losses totaled $0 for the quarter ended September 30, 2017 and decreased $20,000, compared to $20,000 for the quarter ended September 30, 2016.  The decrease in the provision for loan losses for the quarter ended September 30, 2017 was primarily due to continued improvement in credit quality, favorable trends in certain qualitative factors and net recoveries for the quarter.  Net recoveries for the quarter ended September 30, 2017 totaled $6,000.  The ratio of the ALLL to nonperforming loans was 670.9% as of September 30, 2017.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2017 and 2016.

	For the three months ended September 30,
	2017	2016
(unaudited)	(Dollars in thousands)
Commercial	$-	$5
Single-family residential real estate	(1)	(3)
Multi-family residential real estate	-	(143)
Commercial real estate	-	(100)
Home equity lines of credit	(5)	(20)
Other consumer loans	-	1
Total	$(6)	$(260)

Noninterest income.  Noninterest income for the quarter ended September 30, 2017 totaled $195,000 and decreased $155,000, or 44.3%, compared to $350,000 for the quarter ended September 30, 2016. The decrease was primarily due to a $135,000 decrease in service charges on deposit accounts and a $23,000 decrease in net gain on sale of loans.  The decrease in service charges on deposit accounts was primarily related to a decrease in overdraft fee income. The decrease in net gain on sale of loans was primarily due to lower sales volume.

Noninterest expense.    Noninterest expense increased $170,000, or 6.8%, and totaled $2.7 million for the quarter ended September 30, 2017, compared to $2.5 million for the quarter ended September 30, 2016.  The increase in noninterest expense during the three months ended September 30, 2017 was primarily due to a $261,000 increase in salaries and employee benefits expense, a $30,000 increase in FDIC premiums, which was partially offset by a $102,000 decrease in professional fees. The increase in salaries and employee benefits was due to an increase in experienced commercial lenders, coupled with an increase in personnel in operations, credit and information technology to support our growth, infrastructure and risk management practices.  FDIC premiums increased primarily due to growth.  The decrease in professional fees was primarily due to elevated expenses incurred during the third quarter of 2016 for work-out expenses and various other consulting services.

Income taxes.  Income tax expense was $332,000 for the three months ended September 30, 2017, an increase of $83,000 compared to $249,000 for the three months ended September 30, 2016.  The effective tax rate for the quarter ended September 30, 2017 and September 30, 2016 was approximately 32.6% and 33.0%, respectively, which management believes is a reasonable estimate for the effective tax rate.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2017 that no valuation allowance was required against the net deferred tax asset.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine months Ended September 30, 2017 and 2016

General.   Net income for the nine months ended September 30, 2017 totaled $1.6 million and increased $402,000, or 32.3%, compared to net income of $1.2 million for the nine months ended September 30, 2016.  The increase in net income was due to a $1.5 million increase in net interest income and a $230,000 decrease in provision expense, partially offset by a $750,000 increase in noninterest expense, a $406,000 decrease in noninterest income and a $207,000 increase in income tax expense.

Net income attributable to common stockholders for the nine months ended September 30, 2017, totaled $1.0 million, or $0.06 per diluted common share, and increased $402,000, or 67.0%, compared to net income attributable to common stockholders of $600,000, or $0.04 per diluted common share, for the nine months ended September 30, 2016.  For the nine months ended September 30, 2017 and 2016, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $643,000.

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

Net interest income totaled $10.0 million for the nine months ended September 30, 2017 and increased approximately $1.5 million, or 18.2%, compared to $8.4 million for the nine months ended September 30, 2016.  The increase in net interest income was primarily due to a $1.8 million, or 16.7%, increase in interest income, partially offset by a $241,000, or 10.8%, increase in interest expense.  The increase in interest income was primarily attributed to a $57.5 million, or 17.1%, increase in average interest-earning assets outstanding, partially offset by a 2bps decrease in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $22.3 million, or 7.9%, increase in average interest-bearing liabilities outstanding and a 2bp increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.37% for the nine months ended September 30, 2017 increased 3bps compared to the net interest margin of 3.34% for the nine months ended September 30, 2016.

Interest income totaled $12.4 million and increased $1.8 million, or 16.7%, for the  nine months ended September  30, 2017, compared to $10.7 million for the nine months ended September 30, 2016.  The increase in interest income was primarily due to a $41.4 million, or 13.4%, increase in average loans and loans held for sale balances from $308.1 million at September 30, 2016, to $349.5 million at September 30, 2017, and a 4bps increase in the average yield on loans.

Interest expense totaled $2.5 million and increased $241,000, or 10.8%, for the nine months ended September 30, 2017, compared to $2.2 million for the nine months ended September 30, 2016.  The increase in interest expense resulted primarily from increased deposit costs due to a $24.2 million, or 9.3%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities increased 2bps to 108bps at September 30, 2017 compared to 106bps at September 30, 2016.

Provision for loan and lease losses.  The provision for loan losses totaled $0 for the nine months ended September 30, 2017 and decreased $230,000, compared to $230,000 for the nine months ended September 30, 2016.  The decrease in the provision for loan losses for the nine months ended September 30, 2017 was primarily due to continued improvement in credit quality, favorable trends in certain qualitative factors and net recoveries for the nine months ended September 30, 2017.  Net recoveries for the nine months ended September 30, 2017 totaled $39,000.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2017 and 2016.

	For the nine months ended September 30,
	2017	2016
(unaudited)	(Dollars in thousands)
Commercial	$(2)	$123
Single-family residential real estate	(18)	90
Multi-family residential real estate	-	(143)
Commercial real estate	-	(100)
Home equity lines of credit	(19)	(14)
Other consumer loans	-	1
Total	$(39)	$(43)

Noninterest income.  Noninterest income for the nine months ended September 30, 2017 totaled $538,000 and decreased $406,000, or 43.0%, compared to $944,000 for the nine months ended September 30, 2016.  The decrease was primarily due to a $322,000 decrease in service charges on deposit accounts and a $58,000 decrease in other noninterest income.  The decrease in service charges on deposit accounts was primarily related to a decrease in overdraft fee income. The decrease in other noninterest income was primarily related to decreased activity related to the Company’s joint ventures.

Noninterest expense.    Noninterest expense increased $750,000, or 10.3%, and totaled $8.1 million for the nine months ended September 30, 2017, compared to $7.3 million for the nine months ended September 30, 2016.  The increase in noninterest expense during the nine months ended September 30, 2017 was primarily due to a $840,000 increase in salaries and employee benefits expense, a $71,000 increase in occupancy and equipment and a $53,000 increase in FDIC premiums, partially offset by a $250,000 decrease in professional fees.  The increase in salaries and employee benefits was due to an increase in experienced commercial lenders, coupled with an increase in personnel in operations, credit and information technology to support our growth, infrastructure and risk management practices.  The increase in occupancy and equipment was primarily due to various maintenance items, equipment purchases and lease expense related to the opening of our new Glendale branch in the Cincinnati market.  FDIC premiums increased primarily due to growth.  The decrease in professional fees was primarily due to elevated expenses incurred in 2016 for recruiting, work-out expenses, various other consulting services, and mortgage and information technology projects.

Income taxes.  Income tax expense was $810,000 for the nine months ended September 30, 2017, an increase of $207,000 compared to $603,000 for the nine months ended September 30, 2016.  The effective tax rate for the nine months ended September 30, 2017 and September 30, 2016 was approximately 33.0% and 32.7%, respectively, which management believes is a reasonable estimate for the effective tax rate.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2017 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$12,909	$44	1.36%	$9,282	$29	1.26%
Loans and loans held for sale (3)	367,436	4,225	4.60%	323,348	3,658	4.53%
Other earning assets	20,277	83	1.64%	19,586	28	0.57%
FHLB and FRB stock	3,193	45	5.64%	1,942	19	3.91%
Total interest-earning assets	403,815	4,397	4.36%	354,158	3,734	4.22%
Noninterest-earning assets	27,193			26,161
Total assets	$431,008			$380,319

Interest-bearing liabilities:
Deposits	$290,137	771	1.06%	$274,677	683	0.99%
FHLB advances and other borrowings	19,118	122	2.55%	22,015	115	2.09%
Total interest-bearing liabilities	309,255	893	1.16%	296,692	798	1.08%

Noninterest-bearing liabilities	81,534			44,678
Total liabilities	390,789			341,370

Equity	40,219			38,949
Total liabilities and equity	$431,008			$380,319

Net interest-earning assets	$94,560			$57,466
Net interest income/interest rate spread		$3,504	3.20%		$2,936	3.14%
Net interest margin			3.47%			3.32%
Average interest-earning assets
to average interest-bearing liabilities	130.58%			119.37%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2017			2016
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$13,612	$139	1.36%	$9,330	$89	1.28%
Loans and loans held for sale (3)	349,467	11,944	4.56%	308,113	10,439	4.52%
Other earning assets	28,791	247	1.14%	17,763	76	0.57%
FHLB stock	2,778	108	5.18%	1,942	58	3.98%
Total interest-earning assets	394,648	12,438	4.20%	337,148	10,662	4.22%
Noninterest-earning assets	26,396			25,719
Total assets	$421,044			$362,867

Interest-bearing liabilities:
Deposits	$284,345	2,115	0.99%	$260,136	1,899	0.97%
FHLB advances and other borrowings	19,056	351	2.46%	21,008	326	2.07%
Total interest-bearing liabilities	303,401	2,466	1.08%	281,144	2,225	1.06%

Noninterest-bearing liabilities	77,853			43,055
Total liabilities	381,254			324,199

Equity	39,790			38,668
Total liabilities and equity	$421,044			$362,867

Net interest-earning assets	$91,247			$56,004
Net interest income/interest rate spread		$9,972	3.12%		$8,437	3.16%
Net interest margin			3.37%			3.34%
Average interest-earning assets
to average interest-bearing liabilities	130.07%			119.92%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Nine Months Ended
	September 30, 2017			September 30, 2017
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2016			September 30, 2016

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$2	$13	$15	$6	$44	$50
Loans and loans held for sale	61	506	567	92	1,413	1,505
Other earning assets	54	1	55	106	65	171
FHLB and FRB Stock	10	16	26	21	29	50
Total interest-earning assets	127	536	663	225	1,551	1,776

Interest-bearing liabilities:
Deposits	48	40	88	37	179	216
FHLB advances and other borrowings	81	(74)	7	70	(45)	25
Total interest-bearing liabilities	129	(34)	95	107	134	241

Net change in net interest income	$(2)	$570	$568	$118	$1,417	$1,535

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

Valuation of the deferred tax asset.    At September 30, 2017, the Company had a deferred tax asset recorded in the amount of  $2.6  million.  At December 31, 2016, the Company had a deferred tax asset recorded in the amount of $2.6 million.  At September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2013.  Additional information is included in Notes 1 and 14 to our 2016 Audited Financial Statements.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2017 that no valuation allowance was required against the net deferred tax asset.

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

CFBank is required by regulation to maintain sufficient liquidity to ensure its safe and sound operation. Thus, adequate liquidity may vary depending on CFBank’s overall asset/liability structure, market conditions, the activities of competitors, the requirements of our own deposit and loan customers and regulatory considerations.  Management believes that each of the Holding Company’s and CFBank’s current liquidity is sufficient to meet its daily operating needs and fulfill its strategic planning.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2017 and December 31, 2016.

	September 30, 2017	December 31, 2016

	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$29,238	$63,734
Additional borrowing capacity at the FHLB	38,196	30,998
Additional borrowing capacity at the FRB	38,284	31,846
Unused commercial bank line of credit	8,000	1,000
Total	$113,718	$127,578

Cash, unpledged securities and deposits in other financial institutions decreased $34.5 million, or 54.1%, to $29.2 million at September 30, 2017 compared $63.7 million at December 31, 2016.  The decrease is primarily due to a decrease in cash  from funding loan growth.

CFBank’s additional borrowing capacity with the FHLB increased $7.2 million, or 23.2%, to $38.2 million at September 30, 2017, compared to $31.0 million at December 31, 2016.

CFBank’s additional borrowing capacity at the FRB increased  $6.4 million, or 20.2%, to $38.3 million at September 30, 2017 from $31.8 million at December 31, 2016.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $8.0 million in an unused line of credit with one commercial bank at September 30, 2017 and a $1.0 million unused line of credit with one commercial bank at December 31, 2016.  During the first quarter of 2017, the Company added a $8.0 line of credit for potential liquidity purposes. The previous $1.0 million line of credit was closed during the second quarter of 2017.

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

Management believes that the Holding Company had adequate funds at September 30, 2017 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Currently, annual debt service on the subordinated debentures is approximately $210,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 4.15% at September 30, 2017.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

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

The ability of the Holding Company to pay dividends on its common stock and Series B Preferred Stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, so long as the Company’s Series B Preferred Stock remains outstanding, the Holding Company is prohibited from paying dividends (other than dividends payable solely for the then-current dividend period in shares) on the Company’s common stock, unless full dividends on the Series B Preferred Stock have been paid or set aside for payment.  See Note 14 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the conversion of the Series B Preferred Stock and elimination of the Series B preferred dividend beginning with the 4th quarter of 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2016.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2017.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the third quarter of 2017.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the registrant
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

4.2

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

10.1	Amendment to Employment Agreement, dated April 30, 2017, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell
10.2	Amendment to Employment Agreement, dated April 30, 2017, by and among Central Federal Corporation, CFBank and John W. Helmsdoerfer
11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

CENTRAL FEDERAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTRAL FEDERAL CORPORATION

Dated: November 9, 2017	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 9, 2017	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer