Form 10-K
period 2017-12-31
CENTRAL FEDERAL CORP
filed 2018-03-15
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2017

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

YES [X]    NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”,  “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer [  ]    Accelerated filer [  ]Non-accelerated filer [  ]    Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2017 was $33.9 million  based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 10, 2018, there were 23,313,547 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders  for its fiscal year ended December 31, 2017,  included as Exhibit 13.1 to this Form 10-K, and its Proxy Statement for the Annual Meeting of Stockholders  to be held on  May 30 2018, are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Form 10-K”) and in our other communications that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share of common stock, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank, National Association (“CFBank”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

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

Currently, the Company does not transact material business other than through CFBank.  At December 31, 2017, the Company’s assets totaled $481.4 million and stockholders’ equity totaled $40.3 million.

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

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio; Hamilton County through our office in Glendale, Ohio, Summit County through our office in Fairlawn, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our agency office in Woodmere, Ohio.  We originate commercial and residential real estate loans and business loans primarily throughout Ohio.

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

Lending Activities

Loan and Lease Portfolio Composition.  The loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans.    It also consists of a portfolio of residential mortgage loans totaling $37.7 million as a result of participation in the Northpointe Mortgage Purchase Program.  See Note 4 to the Consolidated Financial Statements included in our 2017 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Northpointe Mortgage Purchase Program.  CFBank also finances a variety of commercial and residential construction projects.  At December 31, 2017, gross loans receivable totaled  $413.4 million and increased approximately $60.3 million, or 17.1% from $353.1 million at December 31, 2016.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, in the aggregate totaled $276.2 million and represented 66.8%  of the gross loan portfolio at December 31, 2017 as compared to 62.7% of the gross loan portfolio at December 31, 2016.  Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased  $54.8 million, or 24.8% during 2017. Portfolio single-family residential mortgage loans, including related construction loans and residential mortgage loans originated through the Northpointe Mortgage Purchase Program, totaled $111.7 million and represented 27.0% of total gross loans at year-end 2017, compared to 30.6% at year-end 2016.  The remainder of our loan portfolio consists of consumer loans, which totaled $25.4 million, or 6.2% of gross loans receivable, at year-end 2017.

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

The following table sets forth the composition of the loan and lease portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,
	2017		2016		2015		2014		2013
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$95,578	23.12%	$92,544	26.21%	$81,985	27.00%	$51,445	19.53%	$32,219	15.13%
Multi-family	35,665	8.63%	34,291	9.71%	28,950	9.53%	28,790	10.93%	32,197	15.12%
Construction	42,862	10.37%	25,822	7.31%	24,662	8.12%	23,641	8.98%	11,465	5.39%
Commercial real estate	111,866	27.06%	105,313	29.83%	96,488	31.78%	91,119	34.58%	83,752	39.34%
Total real estate mortgage loans	285,971	69.18%	257,970	73.06%	232,085	76.43%	194,995	74.02%	159,633	74.99%
Consumer loans:
Home equity loans	224	0.05%	479	0.14%	504	0.17%	549	0.21%	352	0.17%
Home equity lines of credit	25,054	6.06%	23,109	6.55%	21,837	7.19%	16,898	6.42%	14,851	6.98%
Automobile	-	0.00%	-	0.00%	65	0.02%	122	0.05%	77	0.04%
Other	152	0.04%	158	0.04%	5,449	1.79%	4,305	1.63%	431	0.20%
Total consumer loans	25,430	6.15%	23,746	6.73%	27,855	9.17%	21,874	8.31%	15,711	7.38%
Commercial loans (1)	101,975	24.67%	71,334	20.21%	43,744	14.40%	46,532	17.67%	37,526	17.63%
Total loans receivable	413,376	100.0%	353,050	100.0%	303,684	100.0%	263,401	100.0%	212,870	100.0%

Less:
Allowance for loan and lease losses	(6,970)		(6,925)		(6,620)		(6,316)		(5,729)
Loans receivable, net	$406,406		$346,125		$297,064		$257,085		$207,141

(1)	Includes $6,008 and $2,874 of commercial leases at December 31, 2017 and December 31, 2016, respectively.

Loan Maturity.  The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2017.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2017
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$71,582	$113	$15,316	$87,011
After one year:
More than one year to three years	39,933	66	17,300	57,299
More than three years to five years	54,505	-	23,091	77,596
More than five years to 10 years	52,939	1,989	20,007	74,935
More than 10 years to 15 years	10,544	1,524	26,261	38,329
More than 15 years	56,468	21,738	-	78,206
Total due after 2018	214,389	25,317	86,659	326,365
Total amount due	$285,971	$25,430	$101,975	$413,376

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

The following table sets forth at December 31, 2017, the dollar amount of total loans and leases receivable contractually due after December 31, 2018, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2018
	Fixed	Adjustable	Total

Real estate mortgage loans(1)	$128,235	$86,154	$214,389
Consumer loans	41	25,276	25,317
Commercial loans	34,388	52,271	86,659
Total loans	$162,664	$163,701	$326,365

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans and Leases.    Lending activities are conducted through our offices located in Franklin, Cuyahoga, Summit, Hamilton and Columbiana Counties, Ohio. We originate commercial, commercial real estate and multi-family mortgage loans and also expanded into business financial services in the Columbus, Cleveland, Cincinnati, and Akron Ohio markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates.  Fixed-rate loans are generally limited to terms of three to five years. Historically, CFBank has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates.  See Note 20 to the Consolidated Financial Statements included in our 2017 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K (our “2017 Annual Report”), for additional information on interest-rate swaps.

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

Single-Family Mortgage Lending.    A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are primarily obtained from our loan officers and their contacts within the local real estate industry and with existing or past customers and members of the local communities. We offer both fixed-rate and adjustable-rate mortgage (ARM) loans with maturities generally up to 30 years, priced competitively with current market rates.  We offer several ARM loan programs with terms of up to 30 years and, with the majority of the programs, interest rates adjust with a maximum adjustment limitation of 2.0% per year and a 5.0% lifetime cap.  The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

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

For the year ended December 31, 2017, single-family mortgage loans originated for sale totaled $22.8 million,  a decrease of $1.4 million, or 6.0%, compared to $24.2 million that was originated in 2016. The decrease in originations was partially due to lower sales activity.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential loan originations in 2017.  If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

For the year ended December 31, 2017, portfolio single-family mortgage loans originated by CFBank totaled $10.2 million, or 2.5% of total loans. Our policy is to originate single-family residential mortgage loans for portfolio in amounts up to 85%  of the lower of the appraised value or the purchase price of the property securing the loan, without requiring private mortgage insurance.  Loans in excess of 85% of the lower of the appraised value or purchase price of the property securing the loan require private mortgage insurance.  Mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without our consent.

Portfolio single-family residential ARM loans, which totaled $23.7 million, or 24.8% of the single-family mortgage loan portfolio at December 31, 2017, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

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

The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.    See Note 4 to the Consolidated Financial Statements included in our 2017 Annual Report.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity.    Commercial real estate and multi-family residential mortgage loan balances  increased $7.9 million to $147.5 million at December 31, 2017.  This represented an increase of 5.7% over the $139.6 million balance at December 31, 2016.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property.  An independent appraisal of the property is required on all loans greater than or equal to $250,000.  In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history.  We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans.  At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years.   We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate.  See Note 20 to the Consolidated Financial Statements  included in our 2017 Annual Report for additional information on interest-rate swaps.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial real estate and multi-family residential mortgage loans also have larger loan balances to single borrowers or groups of related borrowers compared to single-family residential mortgage loans.  Some of our borrowers also have more than one commercial real estate or multi-family residential mortgage loans outstanding with us.  Additionally, some loans may be collateralized by junior liens. Consequently, an adverse development involving one or more loans or credit relationships can expose us to significantly greater risk of loss compared to an adverse development involving a single-family residential mortgage loan.  We seek to minimize and mitigate these risks through underwriting policies which require such loans to be qualified at origination on the basis of the property’s income and debt coverage ratio and the financial strength of the property owners and/or guarantors.

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity.  During 2017, commercial lending activity increased by $30.6 million, or 43.0%, to $102.0 million at year-end 2017.   We originate commercial loans primarily to businesses located within our primary market area. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed-rate loans are generally limited to a maximum term of five years.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. With economic improvement in our market areas, there was also an increase in commercial building activity. During 2017, construction loans increased by $17.0 million, or 66.0%, to $42.9 million compared to the $25.8 million in the portfolio at year-end 2016.   CFBank’s strong capital levels has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans and loans secured by deposits.  At December 31, 2017, the consumer loan portfolio totaled $25.4 million, which was 6.2% of gross loans receivable.  During 2017, the consumer loan portfolio increased  $1.7 million, or 7.1% over the year-end 2016 balance of $23.7 million.

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

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2017 Annual Report for detailed information on criticized and classified loans as of December 31, 2017 and 2016.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2017, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	1	$162
Single-family residential real estate	2	8
Multi-family residential real estate	1	163
Commercial real estate	3	1,158
Home equity lines of credit	2	76
Total	9	$1,567

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented in the table below represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2017				December 31, 2016				December 31, 2015
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	2	$27	6	$253	1	$49	8	$397	-	$-	12	$640
Multi-family	-	-	-	-	-	-	-	-	-	-	-	-
Commercial	-	-	-	-	1	600	-	-	-	-	1	446
Consumer loans:
Home equity lines of credit	-	-	2	102	1	15	1	44	-	-	2	115
Home equity loans	-	-	-	-	-	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-	-	-	-	-	-
Other	-	-	-	-	-	-	-	-	-	-	-	-
Commercial loans	-	-	1	115	-	-	3	263	1	9	3	224
Total delinquent loans	2	$27	9	$470	3	$664	12	$704	1	$9	18	$1,425

Delinquent loans as a percent of total loans		.01%		.11%		.19%		.20%		.00%		.47%

	December 31, 2014				December 31, 2013
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	2	$46	9	$549	1	$36	10	$479
Multi-family	-	-	-	-	-	-	1	1,701
Commercial	-	-	1	477	-	-	5	2,943
Consumer loans:
Home equity lines of credit	-	-	2	153	-	-	1	52
Home equity loans	-	-	-	-	-	-	-	-
Automobile	-	-	-	-	-	-	-	-
Other	2	10	-	-	-	11	-	-
Commercial loans	-	-	3	369	-	-	2	563
Total delinquent loans	4	$56	15	$1,548	1	$47	19	$5,738

Delinquent loans as a percent of total loans		.02%		.59%		.02%		2.78%

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

	At December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Loans past due over 90 days still on accrual	$-	$-	$-	$-	$-
Nonaccrual loans:
Single-family real estate	253	397	640	549	479
Multi-family real estate	-	-	-	-	1,701
Commercial real estate	-	-	446	477	2,943
Consumer	102	44	115	153	52
Commercial	115	263	224	369	563
Total nonaccrual loans	470	704	1,425	1,548	5,738
Total nonperforming loans	470	704	1,425	1,548	5,738
REO	-	204	1,636	1,636	1,636
Other foreclosed assets	-	-	-	-	-
Total nonperforming assets	470	908	3,061	3,184	7,374
Troubled Debt Restructurings (1)	3,271	2,986	4,920	5,233	3,517
Total nonperforming and troubled debt restructurings	$3,741	$3,894	$7,981	$8,417	$10,891
Nonperforming loans to total loans	0.11%	0.20%	0.47%	0.59%	2.70%
Nonperforming assets to total assets	0.10%	0.21%	0.87%	1.01%	2.88%

(1)

Reflects TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The $234,000 decrease in nonperforming loans in 2017 compared to 2016 was primarily due to loan payments and payoffs.  There were  $107,000 in loans that became nonperforming in 2017 related to one single-family residential loan and two consumer loans.

CFBank has seen steady improvement in the credit quality of its level of nonperforming loans over the last five years.    For the year ended December 31, 2017, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $31,000.  There was no interest income recognized on nonaccrual loans in 2017, except for $54,000 of interest income that was collected from the payoff of a commercial real estate loan.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”). Loans restructured in 2017 identified as TDRs totaled $831,000.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $115,000 in TDRs at December 31, 2017, while non-accrual loans included $144,000 of TDRs at December 31, 2016.

At year-end 2017 there were a total of $3.4 million of TDRs, including $3.0 million in commercial real estate loans, $162,000 in commercial loans,  and $116,000 in single family residential loans, which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2017 Annual Report for additional information on nonperforming loans and TDRs as of December 31, 2017 and 2016.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan and Lease Losses (ALLL).  The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2017 Annual Report for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $7.0 million at December 31, 2017, and increased $45,000, or 0.6%, from $6.9 million at December 31, 2016.  The increase in the ALLL is due to net recoveries during the twelve months ended December 31, 2017.  The ratio of the ALLL to total loans was 1.69% at December 31, 2017, compared to 1.96% at December 31, 2016.  In addition, the ratio of the ALLL to nonperforming loans was 1483.0% at December 31, 2017, compared to 983.7% at December 31, 2016.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2017; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the years ended December 31:

	2017	2016	2015	2014	2013
ALLL, beginning of period	$6,925	$6,620	$6,316	$5,729	$5,237
Charge-offs:
Real estate loans:
Single-family	-	147	40	-	164
Multi-family	-	-	-	-	59
Commercial real estate	-	-	25	5	6
Consumer loans:
Home equity	-	53	41	26	17
Other	-	1	10	-	6
Commercial loans	-	123	8	44	-
Total charge-offs	-	324	124	75	252

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	20	42	1	4	3
Multi-family	-	143	-	-	88
Commercial real estate	-	145	33	349	66
Consumer loans:
Home equity	23	69	113	24	29
Automobile	-	-	-	2	8
Other	-	-	6	-	13
Commercial loans	2	-	25	5	41
Total recoveries	45	399	178	384	248
Net charge-offs (recoveries)	(45)	(75)	(54)	(309)	4
Provision for loan and lease losses	-	230	250	278	496
Reclassification of ALLL on loan-related commitments	-	-	-	-	-
ALLL, end of period	$6,970	$6,925	$6,620	$6,316	$5,729
ALLL to total loans and leases	1.69%	1.96%	2.18%	2.39%	2.69%
ALLL to nonperforming loans	1483.00%	983.66%	464.56%	408.01%	99.85%
Net charge-offs (recoveries) to ALLL	-0.65%	-1.08%	-0.82%	-4.89%	0.07%
Net charge-offs (recoveries) to average loans and leases	-0.01%	-0.02%	-0.02%	-0.13%	0.00%

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

	At December 31,
	2017			2016			2015
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$912	13.08%	23.12%	$735	10.61%	26.21%	$691	10.44%	27.00%
Multi-family	660	9.47%	8.63%	716	10.34%	9.71%	705	10.65%	9.53%
Commercial real estate	2,143	30.75%	27.06%	2,727	39.38%	29.83%	2,710	40.94%	31.78%
Construction	672	9.64%	10.37%	580	8.38%	7.31%	561	8.47%	8.12%
Consumer loans:
Home equity lines of credit	597	8.57%	6.06%	486	7.02%	6.55%	474	7.16%	7.19%
Other	2.03%		.09%	34.49%		.18%	99	1.50%	1.98%
Commercial loans	1,984	28.46%	24.67%	1,647	23.78%	20.21%	1,380	20.84%	14.40%
Total ALLL	$6,970	100.00%	100.00%	$6,925	100.00%	100.00%	$6,620	100.00%	100.00%

	At December 31,
	2014			2013
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$634	10.04%	19.51%	$120	2.09%	15.13%
Multi-family	818	12.95%	10.93%	1,262	22.03%	15.12%
Commercial real estate	2,541	40.23%	34.60%	2,325	40.58%	39.34%
Construction	442	7.00%	8.98%	119	2.08%	5.39%
Consumer loans:
Home equity lines of credit	441	6.98%	6.42%	139	2.43%	6.98%
Other	94	1.49%	1.90%	5.09%		.41%
Commercial loans	1,346	21.31%	17.66%	1,759	30.70%	17.63%
Total ALLL	$6,316	100.00%	100.00%	$5,729	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $0 at December 31, 2017 and $204,000 at December 31, 2016. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2017 Annual Report for information regarding foreclosed assets at December 31, 2017.  Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2017, the securities portfolio totaled $11.8 million.  At December 31, 2017, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements contained in our 2017 Annual Report for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2017		2016		2015
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,499	$11,417	$13,521	$13,505	$8,575	$8,536
Mortgage-backed securities - residential	236	244	345	357	463	481
Collateralized mortgage obligations	110	112	189	196	339	351
Total	$11,845	$11,773	$14,055	$14,058	$9,377	$9,368

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2017.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$3,002	1.08%	$8,497	1.50%	$-	0.00%	$-	0.00%	$11,499	1.39%
Mortgage-backed securities - residential	-	0.00%	36	6.90%	147	3.61%	53	7.01%	236	4.87%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	110	4.04%	110	4.04%
Total	$3,002	1.08%	$8,533	1.52%	$147	3.61%	$163	5.01%	$11,845	1.49%

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

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  Any future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.    See Note 2 to the Consolidated Financial Statements included in our 2017 Annual Report.

The Holding Company’s available cash and cash equivalents totaled $523,000 at December 31, 2017.   Management believes that the Holding Company had adequate funds at December 31, 2017 to meet its current and anticipated operating needs at this time.  See the section titled “Liquidity and Capital Resources” and Note 2  to the Consolidated Financial Statements contained in our 2017 Annual Report for information regarding Holding Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 45.7%  of average deposit balances in 2017.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2017, CFBank had $46.9 million in brokered deposits with maturity dates from January 2018 through September 2022. At December 31, 2017, cash, unpledged securities and deposits in other financial institutions totaled $46.8 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Both CDARS and ICS balances are considered brokered deposits by regulation.  Customer balances in the CDARS and ICS programs totaled $13.6 million at December 31, 2017 and increased $4.0 million, or 41.4%, from $9.6 million at December 31, 2016.

Certificate accounts in amounts of $100,000 or more totaled $137.4 million at December 31, 2017,  maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$29,216	1.21%
Over 3 through 6 months	16,030	1.20%
Over 6 through 12 months	24,155	1.35%
Over 12 months	68,032	1.90%
Total	$137,433

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.    Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2017			2016			2015
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$7,757	2.10%	0.09%	$7,245	2.29%	0.03%	$8,793	3.23%	0.02%
Money market accounts	99,166	26.87%	0.75%	90,512	28.67%	0.78%	72,819	26.78%	0.75%
Savings accounts	16,876	4.57%	0.10%	16,398	5.19%	0.10%	16,478	6.06%	0.10%
Certificates of deposit	168,443	45.65%	1.36%	156,084	49.44%	1.24%	142,320	52.34%	1.16%
Noninterest-bearing deposits:
Demand deposits	76,810	20.81%	-	45,468	14.41%	-	31,503	11.59%	-
Total Average Deposits	$369,052	100.00%	1.05%	$315,707	100.00%	0.98%	$271,913	100.00%	0.92%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2017.

	Period to Maturity from December 31, 2017				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2017	2016	2015
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$12,614	$3,282	$377	$84	$16,357	$26,047	$40,782
1.00 to 1.99%	80,460	28,534	8,782	5,253	123,029	132,902	89,905
2.00 to 2.99%	141	1,934	11,201	29,569	42,845	13,360	11,658
3.00 to 3.99%	-	-	-	-	-	-	100
4.00 to 4.99%	-	-	-	-	-	-	-
5.00% and above	-	-	-	-	-	-	499
Total certificate accounts	$93,215	$33,750	$20,360	$34,906	$182,231	$172,309	$142,944

See the sections titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2017 Annual Report to Stockholders for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth.   The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $13.5 million at December 31, 2017.  Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $65.0 million at year-end 2017.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program.  The borrowings are collateralized by commercial loans and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $40.4 million at year-end 2017.  There were no amounts outstanding from the Federal Reserve Bank at December 31, 2017.  CFBank also had $8.0 million available in an unsecured line of credit with a  commercial bank at December 31, 2017.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.  There was no amount outstanding on this line of credit at December 31, 2017.    See the section titled “Liquidity and Capital Resources” contained in our 2017 Annual Report to Stockholders for additional information.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2017 Annual Report for information regarding subordinated debentures issued by the Company in 2003.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2017	2016	2015
Short-term FHLB advances and other borrowings:
Average balance outstanding	$325	$385	$5
Maximum amount outstanding at any month-end during the period	11,100	6,000	-
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	1.29%	0.59%	0.45%

Subsidiary Activities

As of December 31, 2017,  we maintained CFBank and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2017,  the Company had 62 full-time and 4 part-time employees.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) established the Consumer Financial Protection Bureau (the “CFPB”), which regulates consumer financial products and services and certain financial services providers. The CFPB is authorized to prevent unfair, deceptive or abusive acts or practices and ensures consistent enforcement of laws so that consumers have access to fair, transparent and competitive markets for consumer financial products and services. Since its establishment, the CFPB has exercised extensively its rulemaking and interpretative authority.

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

Source of Strength.  A financial holding company is required by law and FRB policy to act as a source of financial strength to each subsidiary bank and to commit resources to support such subsidiary bank.  The FRB may require a financial holding company to contribute additional capital to an undercapitalized subsidiary bank and may disapprove of the payment of dividends to shareholders if the FRB believes the payment of such dividends would be an unsafe or unsound practice.

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

Financial Holding Company Status.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if the holding company is “well managed” and “well capitalized” and each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act.  The Holding Company became a financial holding company effective as of December 1, 2016.

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

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized and well managed and has at least a satisfactory Community Reinvestment Act rating.  If a financial holding company or a subsidiary bank fails to maintain all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the financial holding company and its subsidiaries and on the ability of the holding company to enter into certain transactions and obtain regulatory approvals for new activities and transactions.  The financial holding company could also be required to divest of subsidiaries that engage in activities that are not permitted for bank holding companies that are not financial holding companies.  If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”).  In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including CFBank, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phase in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital will phase in from January 1, 2015 through January 1, 2019.

The rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4.0%.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the company does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer phases in starting on January 1, 2016, at .625% and is currently 1.875%.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to their capital requirements to simplify certain aspects of the capital rules for community banks, including CFBank, in an attempt to reduce the regulatory burden for smaller financial institutions.  Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on CFBank and its regulatory capital calculations.  In November 2017, the federal bank regulatory agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

The federal banking agencies have established a system of prompt corrective action to resolve certain of the problems of undercapitalized institutions.  This system is based on five capital level categories for insured depository institutions:  “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.”

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2017.

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

The ability of the Holding Company to pay dividends on its common stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory requirements, policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities, and the Holding Company must also be in compliance, and not in default, under all applicable covenants and requirements imposed by third-party lenders to the Holding company.    See Note 2-Regulatory Matters and Note 19-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2017 Annual Report for additional information.

Federal income tax laws provided deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473 at year-end 2017. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

Community Reinvestment Act

The Community Reinvestment Act requires CFBank’s primary federal regulatory agency, the OCC, to assess CFBank’s record in meeting the credit needs of the communities it serves.  The OCC assigns one of four ratings: outstanding, satisfactory, needs to improve or substantial noncompliance.  The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office.  In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities.

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer statutes and regulations, including, but not limited to, the following:

•	The Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria);
•	The Truth in Lending Act (requiring that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably);
•	The Fair Housing Act (making it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of certain criteria);
•

The Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located); and

•

The Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs).

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2017 that no valuation allowance was required against the net deferred tax asset.    On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted into law reducing the federal corporate tax rate to 21%, effective January 1, 2018.  The Company conducted a revaluation of its existing deferred tax asset (DTA) to reflect the impact of the new tax rates, which resulted in the Company recording an additional tax expense in the fourth quarter of 2017 in the amount of $979,000.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2017, the Company had net operating loss carryforwards of $23.1 million, which expire at various dates from 2024 to 2033.  As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled  $473,000 at year-end 2017.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.   Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.    See Note 14 to the Consolidated Financial Statements included in our 2017 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Ohio Taxation

The consolidated organization is  subject to the Ohio Financial Institutions Tax (“FIT”). The FIT is a business privilege tax for financial institutions doing business or domiciled in the State of Ohio. The three-tier structure charges financial institutions based on total capital at the prior calendar year-end based on regulatory reporting requirements.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the rest of the world.  Economic turmoil in Europe and Asia and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans.  Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.  Moreover, our market activities are concentrated in the following Ohio counties:  Franklin County, and contiguous counties through our office in Worthington, Ohio, Cuyahoga County, and contiguous counties through our agency office in Woodmere, Ohio, Hamilton County, and contiguous counties through our office in Glendale, Ohio, Summit County, and contiguous counties through our office in Fairlawn, Ohio; Columbiana County, and contiguous counties through our offices in Wellsville and Calcutta, Ohio.   Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.  Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

We may not be able to effectively manage our growth.

We have experienced significant growth in the amount of our total loans in the past several years.  Since January 1, 2014, our total net loans have grown by $200.5 million, or 94.2%, and our total assets have grown by $225.7 million, or 88.2%.  Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth.  We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion.  If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates.  The Holding Company’s principal source of funds to support its operations, pay dividends on its common shares and service its debt is dividends from CFBank.  In the event that CFBank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its other obligations or pay dividends on its outstanding stock.  Accordingly, the Holding Company’s inability to receive dividends from CFBank could also have a material adverse effect on our business, financial condition and results of operations.

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

Adverse changes in the financial markets may adversely impact our results of operations.

While we generally invest in securities issued by U.S. government agencies and sponsored entities and U.S. state and local governments with limited credit risk, certain investment securities we hold possess higher credit risk since they represent beneficial interests in structured investments collateralized by residential mortgages, debt obligations and other similar asset-backed assets.  Even securities issued by governmental agencies and entities may entail risk depending on political and economic changes.  Regardless of the level of credit risk, all investment securities are subject to changes in market value due to changing interest rates, implied credit spreads and credit ratings.

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

We conduct our business operations primarily in Franklin, Cuyahoga, Hamilton, Summit, and Columbiana Counties, Ohio, and make loans generally throughout Ohio.  Increased competition within these markets may result in reduced loan originations and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  Many competitors offer the types of loans and banking services that we offer.  These competitors include other savings associations, community banks, regional banks and money center banks.  We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  Our competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

On December 22, 2017, H.R.1, formally known as the "Tax Cuts and Jobs Act," was enacted into law.  This new tax legislation, among other changes, limits the amount of state, federal and local taxes that taxpayers are permitted to deduct on their individual tax returns and eliminates other deductions in their entirety.  Such limits and eliminations could result in customer defaults on loans we have made and decrease the value of mortgage-backed securities in which we have invested.

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conduct our business through four branch offices located in Franklin, Hamilton, Summit and Columbiana Counties, Ohio, and an agency office located in Cuyahoga County, Ohio.  The net book value of the Company’s properties totaled $3.1 million at December 31, 2017.   CFBank also leases its branch offices in Fairlawn, Ohio and Glendale, Ohio and its agency office located in Woodmere, Ohio in Cuyahoga County.  See Note 8 to the Consolidated Financial Statements included in our 2017 Annual Report for further discussion.

Locations

Administrative Office (owned facility):

7000 N. High Street

Worthington, Ohio 43085

Branch Offices:

Worthington Branch (owned facility)

7000 N. High Street

Worthington, Ohio 43085

Glendale Branch (leased facility)

38 Village Square

Glendale, Ohio 44122

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
(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2017.

Period	Total number of common shares purchased (1)	Average price paid per common share		Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (2)
October 1 through October 31, 2017	-	-		-	459,426
November 1 through November 30, 2017	7,126	$2.38	(3)	7,126	-
December 1 through December 31, 2017	12,226	2.62	(4)	12,226	-
Total	19,352	$2.53		19,352

(1)	Represents shares of common stock surrendered by officers and employees of the Company for payment of taxes upon vesting of restricted stock granted under the 2009 Equity Compensation Plan.
(2)

In May 2016, the Company announced that its Board of Directors adopted a stock repurchase program pursuant to which the Company was authorized to repurchase up to 3% of the Company’s common stock (480,726 shares).  The stock repurchase program expired in November 2017.  Pursuant to the stock repurchase program, the Company purchased a total of 21,300 shares of common stock.

(3)	Represents the closing price of the Company’s common stock on November 3, 2017, which was the vesting date of the restricted stock surrendered for payment of taxes.
(4)	Represents the closing price of the Company’s common stock on December 21, 2017, which was the vesting date of the restricted stock surrendered for payment of taxes.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated herein by reference from our 2017 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Market Prices and Dividends Declared.”

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2017 Annual Report; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2017 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2017 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Quantitative and Qualitative Disclosures about Market Risks” therein.

Item  8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2017 Annual Report; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

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

None

Item  9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2017, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2017 were effective.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2017 Annual Report; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”  therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.

None

PART III

Item  10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2018 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Provided below is information regarding our executive officers:

Name	Age at December 31, 2017	Position held with the Holding Company and/or Subsidiaries

Robert E. Hoeweler	70	Chairman of the Holding Company and CFBank
Timothy T. O’Dell	64	President and Chief Executive Officer of the Holding Company and CFBank
John W. Helmsdoerfer	59	Chief Financial Officer of the Holding Company and CFBank; Treasurer of the Holding Company

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

Mr. Helmsdoerfer has been the CFO of the Holding Company and CFBank since March 2013.  As a CPA with over 35 years of financial experience, which includes Big Four public accounting and 25 years as a CFO, he has a diverse finance and operations background in addition to his financial services background.  Prior to joining CFBank, Mr. Helmsdoerfer spent 18 years with Fifth Third Bank where he held positions as both a CFO and Regional CFO for the Central Ohio affiliate and region.   He also served as CFO for Nationwide Bank and Wilmington Savings Bank during his career.   Mr. Helmsdoerfer holds a B.S.B.A degree from Miami University where he graduated cum laude.

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2018 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”    Copies of Forms 3, 4 and 5 filed under section 16(a) of the Exchange Act are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

Code of Ethics.  We have adopted a Code of Ethics and Business Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer.  We require all directors, officers and other employees to review and adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work.  The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest.    The Code of Ethics and Business Conduct is available on our website, www.CFBankonline.com under the tab “Investor Relations – Corporate Governance.”  Disclosures of any amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2018 Proxy Statement, under the captions  “CORPORATE GOVERNANCE” and “AUDIT COMMITTEE MATTERS.”

Item  11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2018 Proxy Statement, under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “2017 COMPENSATION OF DIRECTORS.”

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2018 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2018 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-Equity  Compensation  Plan  Information,” and from our 2017 Annual Report, where the information appears under the caption “Note 16 – Stock-Based Compensation” therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2018 Proxy Statement, under the caption “CORPORATE GOVERNANCE–Certain Relationships and Related Transactions”  and “CORPORATE GOVERNANCE– Director  Independence.”

Item 14.    Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated by reference from our 2018 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

PART IV

Item  15.    Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of  Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Certificate for the Series B Preferred Stock of Central Federal Corporation (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.3

Form of Warrant for the purchase of common stock of Central Federal Corporation (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.4

Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.5	Agreement to furnish instruments defining rights of holders of long-term debt
10.1*	1999 Stock-Based Incentive Plan (as Amended and Restated) (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2000)
10.2*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009)
10.3*

First Amendment to the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on April 11, 2013)

10.4*

Form of Incentive Stock Options Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.5*

Form of Non-Qualified Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.6*

Form of Employee Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.7*

Form of Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.8*

Employment Agreement, dated August 15, 2016, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

10.9*

Amendment to Employment Agreement, dated April 30, 2017, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

10.10*

Employment Agreement, dated August 15, 2016, by and among Central Federal Corporation, CFBank and John W. Helmsdoerfer (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

10.11*

Amendment to Employment Agreement, dated April 30, 2017, by and among Central Federal Corporation, CFBank and John W. Helmsdoerfer (incorporated by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

10.12*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2017
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

*Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K

Item 16.  Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize

CENTRAL FEDERAL CORPORATION

/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer
Date: March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 15, 2018
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 15, 2018
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 15, 2018
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 15, 2018
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 15, 2018
Edward W. Cochran

/s/ Robert H. Milbourne	Director	March 15, 2018
Robert H. Milbourne