Form 10-Q
period 2018-03-31
CENTRAL FEDERAL CORP
filed 2018-05-10
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes [  ]     No[X]

As of May 1, 2018, there were  23,387,047 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$70,396	$45,498
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	11,185	11,773
Loans held for sale, at fair value	8,863	1,124
Loans and leases, net of allowance of $6,976 and $6,970	422,495	406,406
FHLB and FRB stock	3,251	3,227
Premises and equipment, net	3,584	3,533
Bank owned life insurance	5,098	5,065
Accrued interest receivable and other assets	4,955	4,699
Total assets	$529,927	$481,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$91,359	$89,588
Interest bearing	369,686	329,440
Total deposits	461,045	419,028
FHLB advances and other debt	19,500	13,500
Advances by borrowers for taxes and insurance	236	489
Accrued interest payable and other liabilities	2,889	2,992
Subordinated debentures	5,155	5,155
Total liabilities	488,825	441,164

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 23,467,906 at March 31, 2018 and 23,501,972 at December 31, 2017	235	235
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at March 31, 2018 and 0 at December 31, 2017	-	-
Additional paid-in capital	60,613	60,484
Accumulated deficit	(16,321)	(17,087)
Accumulated other comprehensive loss	(101)	(47)
Treasury stock, at cost; 152,359 shares of common stock at March 31, 2018 and December 31, 2017	(3,324)	(3,324)
Total stockholders' equity	41,102	40,261
Total liabilities and stockholders' equity	$529,927	$481,425

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Interest and dividend income
Loans and leases, including fees	$4,867	$3,679
Securities	43	48
FHLB and FRB stock dividends	47	22
Federal funds sold and other	147	108
	5,104	3,857
Interest expense
Deposits	1,042	680
FHLB advances and other debt	92	61
Subordinated debentures	59	50
	1,193	791
Net interest income	3,911	3,066
Provision for loan and lease losses	-	-
Net interest income after provision for loan losses	3,911	3,066

Noninterest income
Service charges on deposit accounts	118	89
Net gains on sales of loans	308	23
Earnings on bank owned life insurance	33	33
Other	22	21
	481	166
Noninterest expense
Salaries and employee benefits	1,897	1,414
Occupancy and equipment	167	152
Data processing	231	277
Franchise and other taxes	102	91
Professional fees	250	248
Director fees	97	69
Postage, printing and supplies	49	43
Advertising and marketing	267	17
Telephone	32	32
Loan expenses	15	38
Foreclosed assets, net	-	7
Depreciation	59	51
FDIC premiums	88	71
Regulatory assessment	34	32
Other insurance	22	26
Other	104	52
	3,414	2,620
Income before incomes taxes	978	612
Income tax expense	186	208
Net income	792	404
Dividends on Series B preferred stock and accretion of discount	(26)	(214)
Net income attributable to common stockholders	$766	$190

Earnings per common share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net income	$792	$404
Other comprehensive loss:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($12) and $0	(54)	(1)
Other comprehensive loss, net of tax	(54)	(1)
Comprehensive income	$738	$403

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2018	$235	$-	$60,484	$(17,087)	$(47)	$(3,324)	$40,261
Net income				792			792
Other comprehensive loss					(54)		(54)
Restricted stock expense, net of forfeitures			96				96
Exercise of warrants to common stock			7				7
Accretion of discount on warrants			26	(26)			-
Balance at March 31, 2018	$235	$-	$60,613	$(16,321)	$(101)	$(3,324)	$41,102

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2017	$164	$5	$60,163	$(17,767)	$2	$(3,275)	$39,292
Net income				404			404
Other comprehensive loss					(1)		(1)
Restricted stock expense, net of forfeitures			61				61
Cash dividends declared on Series B preferred stock and accretion of discount			27	(214)			(187)
Balance at March 31, 2017	$164	$5	$60,251	$(17,577)	$1	$(3,275)	$39,569

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three months ended
	March 31,
	2018	2017
Net Income	$792	$404
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	-
Depreciation	59	51
Amortization, net	(17)	(20)
Deferred income tax (benefit)	2	(96)
Originations of loans held for sale	(11,484)	(6,615)
Proceeds from sale of loans held for sale	4,053	8,620
Net gains on sales of loans	(308)	(23)
Write-down of premises and equipment	32	-
Earnings on bank owned life insurance	(33)	(33)
Stock-based compensation expense	96	61
Net change in:
Accrued interest receivable and other assets	(256)	184
Accrued interest payable and other liabilities	(103)	(532)
Net cash from (used by) operating activities	(7,167)	2,001
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	530	42
Loan and lease originations and payments, net	3,599	(14,821)
Loans purchased	(19,669)	-
Additions to premises and equipment	(142)	(30)
Purchase of FRB Stock	(24)	(1,244)
Net cash used by investing activities	(15,706)	(16,053)
Cash flows from financing activities
Net change in deposits	42,017	(27,119)
Proceeds from FHLB advances and other debt	6,000	8,100
Repayments on FHLB advances and other debt	-	(100)
Net change in advances by borrowers for taxes and insurance	(253)	(276)
Cash dividends paid on Series B preferred stock	-	(187)
Exercise of warrants to common stock	7	-
Net cash from (used by) financing activities	47,771	(19,582)
Net change in cash and cash equivalents	24,898	(33,634)
Beginning cash and cash equivalents	45,498	57,941
Ending cash and cash equivalents	$70,396	$24,307

Supplemental cash flow information:
Interest paid	$1,187	$816
Supplemental noncash disclosures:
Dividends payable on Series B preferred stock	-	187

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three months ended March 31, 2018 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2017 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2017 (referred to herein as the “2017 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

All interest accrued but not received for each loan placed on nonaccrual is reversed against interest income in the period in which the loan is placed in a nonaccrual status.  Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status.  Loans are considered for return to accrual status if and when all the principal and interest amounts that are contractually due are brought current, there is a current and well documented credit analysis, there is reasonable assurance of repayment of principal and interest, and the customer has demonstrated sustained, amortizing payment performance of at least six months.

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

TDRs of all classes of loans are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using each loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. If the payment of the loan is dependent on the sale of the collateral, then costs to liquidate the collateral are included when determining the impairment.  For TDRs that subsequently default, the amount of reserve is determined in accordance with the accounting policy for the ALLL.

Interest income on all classes of impaired loans that are on nonaccrual status is recognized in accordance with the accounting policy for nonaccrual loans.  Cash receipts on all classes of impaired loans that are on nonaccrual status are generally applied to the principal balance outstanding.  Interest income on all classes of impaired loans that are not on nonaccrual status is recognized on the accrual method. TDRs may be classified as accruing if the borrower has been current for a period of at least six months with respect to loan payments and management expects that the borrower will be able to continue to make payments in accordance with the terms of the restructured note.

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by the Company over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual historical three-year historical loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Low Income Housing Tax Credits (LIHTC):  The Company has invested in low income housing tax credits through a fund that assists corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the Housing Tax credit. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

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

	Three months ended
	March 31,
	2018	2017
	(unaudited)
Basic
Net income	$792	$404
Dividends on Series B preferred stock and accretion of discount	(26)	(214)
Net income allocated to common stockholders	$766	$190

Weighted average common shares outstanding including unvested share-based payment awards	23,336,008	16,292,166
Less: Unvested share-based payment awards	-	-
Average shares	23,336,008	16,292,166
Basic earnings per common share	$0.03	$0.01

Diluted
Net earnings allocated to common stockholders	$766	$190

Weighted average common shares outstanding for basic earnings per common share	23,336,008	16,292,166
Add: Dilutive effects of assumed exercises of stock options	216,147	190,407
Add: Dilutive effects of assumed exercises of stock warrants	1,139,925	1,152,125
Average shares and dilutive potential common shares	24,692,080	17,634,698
Diluted earnings per common share	$0.03	$0.01

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended March 31,
	2018	2017
	(unaudited)
Stock options	5,056	5,446
Series B preferred stock	-	6,857,143

Dividend Restriction:  Banking regulations require us to maintain certain capital levels and may limit the dividends paid by CFBank to the Holding Company or by the Holding Company to stockholders.  The ability of the Holding Company to pay dividends on its common stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  CFBank is a legal entity that is separate and distinct from the Holding Company and has no obligation to make any dividends or other funds available to the Holding Company for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Effective October 6, 2017, all of the Holding Company’s outstanding shares of Series B Preferred Stock were converted into shares of Common Stock of the Company.  The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock beginning with the fourth quarter of 2017.

Adoption of New Accounting Standards:

In May 2014 the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606).  ASU No. 2014-09, including all subsequent amendments to the ASU, (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain (loss) from the transfer of nonfinancial assets, such as OREO. The majority of the Company's revenues come from interest income and other sources, including loans, leases, securities and derivatives, that are outside the scope of ASC 606.  The Company's services that fall within the scope of ASC 606, primarily service charges on deposits, are presented within noninterest income and are recognized as revenue as the Company satisfies its obligation to the customer.  ASU 2014-09 became effective for us on January 1, 2018 and had no material effect on how we recognize revenue or to our consolidated financial statements and disclosures.  See Note 2 – Revenue Recognition for additional information related to revenue generated from contracts with customers.

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentations and disclosure requirements of financial instruments.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for the accounting guidance on financial liabilities under the fair value option.  The Company adopted the methodologies prescribed by the ASU by the date required.  Adoption of ASU No. 2016-01 did not have a significant effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments which may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce diversity in practice.  The update also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle.  The guidance in this ASU will become effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  Adoption of ASU No. 2016-15 did not have a significant impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period for: (a) public business entities for reporting periods for which financial statements have not yet been issued, and (b) all other entities for reporting periods for which financial statements have not yet been made available for issuance.  The amendments should be applied prospectively to an award modified on or after the adoption date. Adoption of ASU No. 2017-09 did not have a significant impact on the Company’s consolidated financial statements.

Future Accounting Matters:

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

and although we have not yet reasonably determined the estimated financial statement impact, due to the small number of lease agreements presently in effect for the Company, we believe the new guidance will not have a significant impact on the Company’s consolidated financial statements, including disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   Once effective, ASU No. 2016-13 will significantly change current guidance for recognizing impairment of financial instruments.  Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred.  ASU No. 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates.  The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.  Additional disclosures are required.  ASU No. 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss.  Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.  ASU No. 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  ASU No. 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase its allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures.  Management is currently assessing any additional data and system requirements necessary for adoption.  At this time, the estimated impact on the Company’s consolidated financial statement, including disclosures, cannot be reasonably determined.

The FASB has issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The new standard is intended to improve and simplify accounting rules around hedge accounting.  The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.  The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies and for fiscal years beginning after December 15, 2019 (and interim periods for fiscal years beginning after December 15, 2020), for private companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard.  Adoption of ASU No. 2017-12 is not expected to have a significant impact on the Company’s consolidated financial statements

The FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220)—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.  The ASU provides financial statement preparers with an option to reclassify stranded tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act (or portion thereof) is recorded.

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;
•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  Adoption of ASU No. 2018-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

Reclassifications

Reclassification of certain amounts in the 2017 consolidated financial statements have been made to conform to the 2018 presentation.

NOTE 2 – REVENUE RECOGNITION

Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers ("ASC 606"), establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the entity's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The majority of our revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as our loans, letters of credit, derivatives and investment securities, as well as revenue related to our mortgage activities related to net gains on sale of loans.

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity, or transaction-based fees,  and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,998	$-	$136	$10,862
Mortgage-backed securities - residential	219	6	-	225
Collateralized mortgage obligations	96	2	-	98
Total	$11,313	$8	$136	$11,185

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,499	$-	$82	$11,417
Mortgage-backed securities - residential	236	8	-	244
Collateralized mortgage obligations	110	2	-	112
Total	$11,845	$10	$82	$11,773

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2018 or March  31, 2017.

There were no sales of securities for the three months ended March 31, 2018 and 2017.

The amortized cost and fair value of debt securities at March 31, 2018 and December 31, 2017 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2018		December 31, 2017
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,503	$3,486	$3,002	$2,993
Due from one to five years	7,495	7,376	8,497	8,424
Mortgage-backed securities - residential	219	225	236	244
Collateralized mortgage obligations	96	98	110	112
Total	$11,313	$11,185	$11,845	$11,773

Fair value of securities pledged was as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Pledged as collateral for:
FHLB advances	$4,590	$4,641
Public deposits	2,007	2,018
Interest-rate swaps	133	145
Total	$6,730	$6,804

At March 31, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes securities with unrealized losses at March 31, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2018 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$6,900	$99	$3,962	$37	$10,862	$136
Total temporarily impaired	$6,900	$99	$3,962	$37	$10,862	$136

December 31, 2017	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$6,947	$51	$4,470	$31	$11,417	$82
Total temporarily impaired	$6,947	$51	$4,470	$31	$11,417	$82

The unrealized losses in U.S. Treasuries at March 31, 2018 and December 31, 2017 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2018 and December 31, 2017.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2018	December 31, 2017
	( unaudited)
Commercial (1)	$100,732	$101,975
Real estate:
Single-family residential	99,409	95,578
Multi-family residential	40,018	35,665
Commercial	117,614	111,866
Construction	39,862	42,862
Consumer:
Home equity lines of credit	26,019	25,054
Other	5,817	376
Subtotal	429,471	413,376
Less: ALLL	(6,976)	(6,970)
Loans and leases, net	$422,495	$406,406

(1)	Includes $5,859 and $6,008 of commercial leases at March 31, 2018 and December 31, 2017, respectively. 15

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At March 31, 2018 and December 31, 2017, CFBank held $28,284  and $37,665, respectively, of such loans which have been included in single-family residential loan totals above.

Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan and lease losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2017 Audited Financial Statements.

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2018:

	Three months ended March 31, 2018 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,984	$912	$660	$2,143	$672	$597	$2	$6,970
Addition to (reduction in) provision for loan losses	(117)	131	27	(4)	(58)	(84)	105	-
Charge-offs	-	(6)	-	-	-	-	-	(6)
Recoveries	2	2	-	-	-	8	-	12
Ending balance	$1,869	$1,039	$687	$2,139	$614	$521	$107	$6,976

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2017:

	Three months ended March 31, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,647	$735	$716	$2,727	$580	$486	$34	$6,925
Addition to (reduction in) provision for loan losses	121	115	(87)	(236)	74	17	(4)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	16	-	-	-	1	-	17
Ending balance	$1,768	$866	$629	$2,491	$654	$504	$30	$6,942

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of March 31, 2018 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$27	$-	$-	$-	$27
Collectively evaluated for impairment	1,869	1,039	687	2,112	614	521	107	6,949
Total ending allowance balance	$1,869	$1,039	$687	$2,139	$614	$521	$107	$6,976

Loans:
Individually evaluated for impairment	$211	$115	$-	$3,162	$-	$-	$-	$3,488
Collectively evaluated for impairment	100,521	99,294	40,018	114,452	39,862	26,019	5,817	425,983
Total ending loan balance	$100,732	$99,409	$40,018	$117,614	$39,862	$26,019	$5,817	$429,471

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2017:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$26	$-	$-	$-	$26
Collectively evaluated for impairment	1,984	912	660	2,117	672	597	2	6,944
Total ending allowance balance	$1,984	$912	$660	$2,143	$672	$597	$2	$6,970

Loans:
Individually evaluated for impairment	$277	$116	$-	$3,183	$-	$-	$-	$3,576
Collectively evaluated for impairment	101,698	95,462	35,665	108,683	42,862	25,054	376	409,800
Total ending loan balance	$101,975	$95,578	$35,665	$111,866	$42,862	$25,054	$376	$413,376

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended March 31, 2018.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2018.  Cash payments of interest on these loans during the three months ended March 31, 2018 totaled $50.

				Three months ended
	As of March 31, 2018			March 31, 2018
	(unaudited)			(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$388	$134	$-	$135	$5
Total with no allowance recorded	388	134	-	135	5

With an allowance recorded:
Commercial (1)	211	211	-	227	2
Real estate:
Single-family residential (1)	115	115	-	115	1
Commercial:
Non-owner occupied	2,841	2,841	26	2,847	39
Owner occupied	187	187	1	187	2
Total with an allowance recorded	3,354	3,354	27	3,376	44
Total	$3,742	$3,488	$27	$3,511	$49
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2017.  Cash payments of interest during the three months ended March 31, 2017 totaled $56.

							Three months ended
	As of December 31, 2017						March 31, 2017
							(unaudited)
	Unpaid Principal Balance		Recorded Investment		ALLL Allocated		Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$		$		$		$293	$2
Real estate:
Commercial:
Owner occupied		391		137		-	394	12
Total with no allowance recorded		391		137		-	687	14

With an allowance recorded:
Commercial		277		277		-	188	1
Real estate:
Single-family residential (1)		116		116		-	120	2
Multi-family residential		-		-		-	36	1
Commercial:
Non-owner occupied		2,856		2,856		24	2,173	32
Owner occupied		190		190		2	1,025	2
Total with an allowance recorded		3,439		3,439		26	3,542	38
Total		$3,830		$3,576		$26	$4,229	$52
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	March 31, 2018	December 31, 2017
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	111	115
Real estate:
Single-family residential	193	253
Consumer:
Home equity lines of credit:
Purchased for portfolio	96	102
Total nonaccrual	400	470
Total nonaccrual and nonperforming loans	$400	$470

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at March 31, 2018 or December 31, 2017.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2018 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$100,732	$111
Real estate:
Single-family residential	1,569	122	42	1,733	97,676	151
Multi-family residential	-	-	-	-	40,018	-
Commercial:
Non-owner occupied	-	-	-	-	72,876	-
Owner occupied	-	-	-	-	39,607	-
Land	-	-	-	-	5,131	-
Construction	-	-	-	-	39,862	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	25,568	-
Purchased for portfolio	-	-	-	-	451	96
Other	-	-	-	-	5,817	-
Total	$1,569	$122	$42	$1,733	$427,738	$358

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$101,975	$115
Real estate:
Single-family residential	1,610	27	104	1,741	93,837	149
Multi-family residential	-	-	-	-	35,665	-
Commercial:
Non-owner occupied	-	-	-	-	67,792	-
Owner occupied	-	-	-	-	38,787	-
Land	-	-	-	-	5,287	-
Construction	-	-	-	-	42,862	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	24,592	-
Purchased for portfolio	-	-	102	102	360	-
Other	24	-	-	24	352	-
Total	$1,634	$27	$206	$1,867	$411,509	$264

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

As of March 31, 2018 and December 31, 2017, TDRs totaled $3,301 and $3,386, respectively.  The Company allocated $26 and $25 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2018 and December 31, 2017, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2018 or December 31, 2017 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2018 and March 31, 2017, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended March 31, 2018 and March 31, 2017.   A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarters ended March 31, 2018 and 2017 that did not meet the definition of a TDR. These loans had a total recorded investment of $22,359 and $12,915 as of March 31, 2018 and 2017, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2018 and December 31, 2017, nonaccrual TDRs were as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Commercial	$111	$115
Total	$111	$115

Nonaccrual loans at March 31, 2018 and December 31, 2017 do not include $3,190 and $3,271, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans and leases by risk category and by class of loans and leases as of March 31, 2018 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at March 31, 2018.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$97,810	$2,711	$211	$100,732
Real estate:
Single-family residential	99,210	-	-	199	99,409
Multi-family residential	-	39,401	456	161	40,018
Commercial:
Non-owner occupied	81	67,582	4,385	828	72,876
Owner occupied	-	38,295	992	320	39,607
Land	-	5,131	-	-	5,131
Construction	2,335	37,527	-	-	39,862
Consumer:
Home equity lines of credit:
Originated for portfolio	25,494	-	-	74	25,568
Purchased for portfolio	355	-	-	96	451
Other	5,817	-	-	-	5,817
	$133,292	$285,746	$8,544	$1,889	$429,471

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2017 follows.  There were no loans or leases rated doubtful at December 31, 2017.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$98,829	$2,869	$277	$101,975
Real estate:
Single-family residential	95,317	-	-	261	95,578
Multi-family residential	-	35,036	466	163	35,665
Commercial:
Non-owner occupied	88	65,161	1,711	832	67,792
Owner occupied	-	37,453	1,008	326	38,787
Land	-	5,287	-	-	5,287
Construction	2,239	40,623	-	-	42,862
Consumer:
Home equity lines of credit:
Originated for portfolio	24,516	-	-	76	24,592
Purchased for portfolio	360	-	-	102	462
Other	376	-	-	-	376
	$122,896	$282,389	$6,054	$2,037	$413,376

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Leases:

The following lists the components of the net investment in direct financing leases:

	March 31, 2018	December 31, 2017
	(unaudited)
Total minimum lease payments to be received	$6,640	$6,838
Less: unearned income	(781)	(830)
Net investment in direct financing leases	$5,859	$6,008

(1)	There were no initial direct costs associated with these leases.

The following summarizes the future minimum lease payments receivable in fiscal year 2018 and in subsequent fiscal years:

2018	$595
2019	793
2020	793
2021	793
2022	793
Thereafter	2,873
$6,640

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

(Dollars in thousands)

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2018 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,862
Mortgage-backed securities - residential	225
Collateralized mortgage obligations	98
Total securities available for sale	$11,185

Loans held for sale	8,863

Yield maintenance provisions (embedded derivatives)	$31

Interest rate lock commitments	$247

Financial Liabilities:
Interest-rate swaps	$31

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2017 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,417
Mortgage-backed securities - residential	244
Collateralized mortgage obligations	112
Total securities available for sale	$11,773

Loans held for sale	1,124

Yield maintenance provisions (embedded derivatives)	$56

Interest rate lock commitments	$11

Financial Liabilities:
Interest-rate swaps	$56

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2018 or December 31, 2017.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2018 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$111
Real Estate:
Single-family residential	115
Commercial:
Non-owner occupied	2,815
Total impaired loans	$3,041

Fair Value Measurements at December 31, 2017 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$115
Real Estate:
Single-family residential	116
Commercial:
Non-owner occupied	2,832
Total impaired loans	$3,063

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2018 or December 31, 2017.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,067 with a valuation allowance of $26 at March 31, 2018. There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2018 or 2017.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,087, with a valuation allowance of $24 at December 31, 2017.

During the three months ended March 31, 2018, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$111	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single-family residential	115	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81%, 3.61%) 2.91%
Commercial:
Non-owner occupied	2,815	Comparable sales approach	Adjustment for differences between the comparable market transactions	(3.48%, 9.64%) 5.15%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$115	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single -family residential	116	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81% , 3.61%) 2.91%
Commercial:
Non-owner occupied	2,832	Comparable sales approach	Adjustment for differences between the comparable market transactions	(3.48%, 9.64%) 5.15%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2018 or December 31, 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of March 31, 2018 and December 31, 2017, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Aggregate fair value	$8,863	$1,124
Contractual balance	8,801	1,120
Gain (loss)	$62	$4

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2018 and 2017 for loans held for sale were:

	Three months ended March 31,
	2018	2017
	(unaudited)
Interest income	$25	$21
Interest expense	-	-
Change in fair value	58	(8)
Total change in fair value	$83	$13

The carrying amounts and estimated fair values of financial instruments at March 31, 2018 were as follows:

	Fair Value Measurements at March 31, 2018 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$70,396	$70,396	$-	$-	$70,396
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	11,185	-	11,185	-	11,185
Loans held for sale	8,863	-	8,863	-	8,863
Loans and leases, net	422,495	-	-	420,492	420,492
FHLB and FRB stock	3,251	n/a	n/a	n/a	n/a
Accrued interest receivable	1,387	14	55	1,318	1,387
Yield maintenance provisions (embedded derivatives)	31	-	31	-	31
Interest rate lock commitments	247	-	247	-	247

Financial liabilities
Deposits	$(461,045)	$(241,318)	$(217,818)	$-	$(459,136)
FHLB advances and other borrowings	(19,500)	-	(19,817)	-	(19,817)
Advances by borrowers for taxes and insurance	(236)	-	-	(236)	(236)
Subordinated debentures	(5,155)	-	(4,278)	-	(4,278)
Accrued interest payable	(117)	(3)	(114)	-	(117)
Interest-rate swaps	(31)	-	(31)	-	(31)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at December 31, 2017 were as follows:

	Fair Value Measurements at December 31, 2017 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$45,498	$45,498	$-	$-	$45,498
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	11,773	-	11,773	-	11,773
Loans held for sale	1,124	-	1,124	-	1,124
Loans and leases, net	406,406	-	-	402,719	402,719
FHLB stock	3,227	n/a	n/a	n/a	n/a
Accrued interest receivable	1,326	27	38	1,261	1,326
Yield maintenance provisions (embedded derivatives)	56	-	56	-	56
Interest rate lock commitments	11	-	11	-	11

Financial liabilities
Deposits	$(419,028)	$(236,797)	$(181,659)	$-	$(418,456)
FHLB advances and other borrowings	(13,500)	-	(13,466)	-	(13,466)
Advances by borrowers for taxes and insurance	(489)	-	-	(489)	(489)
Subordinated debentures	(5,155)	-	(4,094)	-	(4,094)
Accrued interest payable	(79)	(6)	(73)	-	(79)
Interest-rate swaps	(56)	-	(56)	-	(56)

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

Loans and Leases

Fair values of loans and leases as of March 31, 2018, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans at December 31, 2017, do not necessarily represent an exit price and are not comparable period to period.

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

Other Borrowings

The fair values of the Company’s long-term FHLB advances and other long-term debt are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 5.16% at March 31, 2018 and 4.54% at December 31, 2017.

NOTE 7 – FHLB ADVANCES AND OTHER DEBT

FHLB fixed rate advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2018	December 31, 2017
FHLB fixed rate advances :
Maturities:
2019	1.62%	$3,500	$3,500
2020	1.98%	4,500	4,500
2021	2.32%	4,000	4,000
2022	2.05%	1,500	1,500
Total FHLB fixed rate advances		13,500	13,500

Variable rate other debt:
Maturities:
2020	5.33%	6,000	-
Total variable rate other debt		6,000	-
Total		$19,500	$13,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company may borrow up to an aggregate principal amount of $6,000.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to the Bank to support growth.  As of March 31, 2018, the Holding Company had drawn $6,000 on the credit facility and downstreamed $5,000 as a capital contribution to CFBank.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has outstanding awards under two stock-based compensation plans (collectively, the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $96 and $61, respectively, for the three months ended March 31, 2018 and March 31, 2017.  The total income tax effect was $20 and $21, respectively, for the three months ended March 31, 2018 and March 31, 2017.

The Plans are both stockholder-approved and authorize stock option grants and restricted stock awards to be made to directors, officers and employees.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 100,000 shares for stock option grants and restricted stock awards, of which up to 30,000 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provided for 200,000 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 1,500,000.

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

There were no options granted or exercised during the three months ended March 31, 2018 and March 31, 2017 (unaudited).

A summary of stock option activity in the Plans for the three months ended March 31, 2018 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	539,256	$1.44
Expired	(200)	20.15
Cancelled or forfeited	-	-
Outstanding at end of period	539,056	$1.43	5.1	$501,460

Expected to vest	-	$-	-	$-

Exercisable at end of period	539,056	$1.43	5.1	$501,460

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

During the three months ended March 31, 2018, there were 200 stock options that expired.    There were 300 stock options that expired during the three months ended March 31, 2017.  During the three months ended March 31, 2018 and March 31, 2017, there were no cancelled or forfeited stock options.  As of March 31, 2018, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were no shares of restricted stock issued during the three months ended March 31, 2018 and 2017 (unaudited).

A summary of changes in the Company’s nonvested restricted stock awards during the quarter ended March 31, 2018 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	464,661	$2.03
Forfeited	(37,666)	2.20
Nonvested at March 31, 2018	426,995	$2.01

As of March 31, 2018 and 2017, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $739 and $572, respectively.

There were 37,666 shares of restricted stock forfeited during the three month period ended March 31, 2018.  There were 6,333 shares of restricted stock forfeited during the three months ended March 31, 2017.  There were no shares of restricted stock that vested during the three months ended March 31, 2018 and 2017.

There were 384,981 shares of common stock remaining available for stock option grants and restricted stock awards under the 2009 Plan at March 31, 2018.

NOTE 9 – REGULATORY CAPITAL MATTERS

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019.  As of March 31, 2018, the capital conservation buffer was  1.88%.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of March 31, 2018 and December 31, 2017 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2018, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018 (unaudited)
Total Capital to risk weighted assets	$54,531	13.05%	$41,270	9.88%	$43,860	10.50%	$41,771	10.00%

Tier 1 (Core) Capital to risk weighted assets	49,287	11.80%	32,916	7.88%	35,506	8.50%	33,417	8.00%

Common equity tier 1 capital to risk-weighted assets	49,287	11.80%	26,650	6.38%	29,240	7.00%	27,151	6.50%

Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	49,287	10.21%	19,308	4.00%	19,308	4.00%	24,135	5.00%

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital to risk weighted assets	$48,271	11.91%	$37,492	9.25%	$42,559	10.50%	$40,532	10.00%

Tier 1 (Core) Capital to risk weighted assets	43,179	10.65%	29,386	7.25%	34,452	8.50%	32,426	8.00%

Common equity tier 1 capital to risk-weighted assets	43,179	10.65%	23,306	5.75%	28,372	7.00%	26,346	6.50%

Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	43,179	9.37%	18,432	4.00%	18,432	4.00%	23,040	5.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In September 2017, the FRB, along with other bank regulatory agencies, proposed amendments to their capital requirements to simplify certain aspects of the capital rules for community banks, including CFBank, in an attempt to reduce the regulatory burden for smaller financial institutions.  Because the amendments were proposed with a request for comments and have not been finalized, we do not yet know what effect the final rules will have on CFBank and its regulatory capital calculations.  In November 2017, the federal bank regulatory agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered.

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

Dividend Restrictions:

The Holding Company’s principal source of funds for dividend payments is dividends received from CFBank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by CFBank in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  Any future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.

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

NOTE 10 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $2,160 at March 31, 2018 and $2,185 at December 31, 2017.

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

Contingent Features:

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2018, CFBank had $633 in securities and cash pledged as collateral for these derivatives.    Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of March 31, 2018, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	March 31, 2018	December 31, 2017
	(unaudited)
Notional amount	$2,160	$2,185
Weighted average pay rate on interest-rate swaps	3.75%	3.75%
Weighted average receive rate on interest-rate swaps	1.84%	1.52%
Weighted average maturity (years)	1.9	2.1
Fair value of interest-rate swaps	$(31)	$(56)
Fair value of yield maintenance provisions	31	56

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2018 or 2017.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $37,248 and $2,390 of interest rate lock commitments related to residential mortgage loans at March 31, 2018 and December 31, 2017, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $247 and $11 at March 31, 2018 and December 31, 2017, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

NOTE 11 – INCOME TAXES

At March 31, 2018, the Company had a deferred tax asset recorded in the amount of  $1,600.  At December 31, 2017, the Company had a deferred tax asset recorded of approximately $1,600.   At March 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2014.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2018 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22,500 in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2017, the Company had net operating loss carryforwards of $23,059, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2017.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted into law reducing the federal corporate tax rate to 21%, effective January 1, 2018.  The Company conducted a revaluation of its existing deferred tax asset (DTA) to reflect the impact of the new tax rates, which resulted in the Company recording an additional tax expense in the fourth quarter of 2017 in the amount of $979.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three months ended March 31, 2018 and March 31, 2017 was approximately 19.1% and 34.0%, respectively, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2018 and 2017:

	For the three months ended March 31,
	2018	2017
	(unaudited)
Statutory tax rate	21.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income on bank owned life insurance	(0.7%)	(1.8%)
Low income housing credits	(1.0%)	-
Other, net	(0.2%)	1.8%
Effective tax rate	19.1%	34.0%

NOTE 12- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March  31, 2018 and 2017 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended
	March 31,
	2018	2017
	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(47)	$2
Other comprehensive gain (loss) before reclassifications (2)	(54)	(1)
Net current-period other comprehensive income (loss)	(54)	(1)
Accumulated other comprehensive income (loss), end of period	$(101)	$1

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2018 and 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 13 - PREFERRED STOCK

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

For each share of Series B Preferred Stock sold in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase common stock of the Company.    See Note 14-Common Stock Warrants for additional information.

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

The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock beginning with the 4th quarter of 2017. The preferred dividends, in the aggregate amount of approximately $187,500 quarterly, or approximately $750,000 annually, will not be payable by the Company going forward.

NOTE 14 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a current exercise price of $1.85 per share of common stock.  As of March 31, 2018, there were 467,800 Warrants outstanding.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report or other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements.  The following, among other factors, including those identified in Item 1A of our Form 10-K filed with SEC for the year ended December 31, 2017, could cause such differences:

•

changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans;

•	changes in interest rates that may reduce net interest margin and impact funding sources;
•	the possibility that our allowance for loan losses may not be adequate to cover and/or we will need to make increased provisions for loan and lease losses;
•	our ability to maintain sufficient liquidity to continue to fund our operations;
•	our ability to effectively manage our growth;
•	changes in market rates and prices, including real estate values, which may adversely impact the value of financial products including securities, loans and deposits;
•	the possibility of other-than-temporary impairment of securities held in our securities portfolio;
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
•

efforts to minimize cyber-security risks may increase our costs, and a failure, interruption or breach of security of our systems could disrupt our business and adversely affect our reputation and customer relationships;

•	technological factors which may affect our operations, pricing, products and services;
•	unanticipated litigation, claims or assessments; and
•	Management's ability to manage these and other risks. 37

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  We believe that we have chosen these assumptions or bases in good faith and that they are reasonable.    We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this quarterly report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016.  Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding status with the FRB.

CFBank has a presence in four major metro Ohio markets – Columbus, Cleveland, Cincinnati and Akron, as well as its two locations in Columbiana County, Ohio.  CFBank provides personalized Business Banking products and services including commercial loans and leases, commercial and residential real estate loans and treasury management depository services.  As a full service commercial bank, our business, along with our products and services, is focused on serving the banking and financial needs of closely held businesses.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  In addition, CFBank provides residential lending and full service retail banking services and products.  Most of our deposits come from our market area.  We originate commercial, commercial real estate and business loans primarily throughout Ohio and residential real estate loans both in Ohio and nationwide.    Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio and our loan production office (opened in February 2018) in Columbus, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our office in Glendale, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our agency office in Woodmere, Ohio.

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

Net income is also affected by, among other things, provisions for loan losses, loan fee income, service charges, gains on loan sales, operating expenses,  and  taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, FDIC insurance premiums and other general and administrative expenses.  Our results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and require us to increase the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid by CFBank to the Holding Company without prior approval of regulatory agencies.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank would remain well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $1.4 million in cash and cash equivalents at March 31, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Management’s Discussion and Analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $529.9 million at March 31, 2018 and increased $48.5 million, or 10.1%, from $481.4 million at December 31, 2017.  The increase was primarily due to a $24.9 million increase in cash and cash equivalents, a $16.1 million increase in net loan balances and a $7.7 million increase in loans held for sale.

Cash and cash equivalents.  Cash and cash equivalents totaled $70.4 million at March 31, 2018, and increased $24.9 million, or 54.7%, from $45.5 million at December 31, 2017.  The increase in cash and cash equivalents was primarily attributed to management’s use of short-term CDARS deposits in anticipation of quarter end fluctuations associated with its mortgage business, along with ongoing efforts to grow core deposits to fund loan growth.

Securities.  Securities available for sale totaled $11.2 million at March 31, 2018, and decreased $588,000, or 5.0%, compared to $11.8 million at December 31, 2017.  The decrease was primarily due to scheduled maturities and repayments.

Loans and Leases.    Net loans and leases totaled $422.5 million at March 31, 2018, and increased $16.1 million, or 4.0%, from $406.4 million at December 31, 2017.  The increase was primarily due to a $6.4 million increase in total consumer loan balances, a $5.7 million increase in commercial real estate loan balances, a $4.4 million increase in multi-family residential loan balances, a $3.8 million increase in single-family residential loan balances, partially offset by a $3.0 million decrease in construction loan balances and a $1.2 million decrease in commercial loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships, coupled with the purchase of a pool of primarily residential mortgage loans.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three months ended March 31, 2018 and December 31, 2017, loan origination activity totaled $121.5 million and $184.8 million, respectively, and payoffs for the same period totaled $130.9 million and $184.7 million, respectively.  At March 31, 2018 and December 31, 2017, CFBank held $28.3 million and $37.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).    The allowance for loan and lease losses totaled $7.0 million at March 31, 2018, and increased $6,000, or 0.1%, from $7.0 million at December 31, 2017.  The increase in the ALLL is due to net recoveries during the three months ended March 31, 2018.  The ratio of the ALLL to total loans was 1.62% at March 31, 2018, compared to 1.69% at December 31, 2017.  In addition, the ratio of the ALLL to nonperforming loans improved to 1744.0% at March 31, 2018, compared to 1483.0% at December 31, 2017.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

Individually evaluated impaired loans totaled $3.5 million at March 31, 2018, and decreased $88,000, or 2.5%, from $3.6 million at December 31, 2017.  The decrease was primarily due to loan repayments. The amount of the ALLL specifically allocated to individually impaired loans totaled $27,000 at March 31, 2018 and $26,000 at December 31, 2017.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $400,000 at March 31, 2018, and decreased $70,000, or 14.9%, from $470,000 at December 31, 2017.  The ratio of nonperforming loans to total loans was 0.09% at March 31, 2018 compared to 0.11% at December 31, 2017.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $111,000 at March 31, 2018 and $115,000 at December 31, 2017.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at March 31, 2018 and December 31, 2017 do not include  $3.2 million and $3.3 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4  to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

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

The level of total criticized and classified loans increased by $2.3 million, or 28.9%, during the three months ended March 31, 2018 due to two commercial real estate loans totaling $2.7 million that were downgraded to special mention during the first quarter of 2018.   Loans designated as special mention increased $2.5 million, or 41.1%, and totaled $8.5 million at March 31, 2018, compared to $6.0 million at December 31, 2017.  Loans classified as substandard decreased $148,000, or 7.3%, and totaled $1.9 million at March 31, 2018, compared to $2.0 million at December 31, 2017.  No loans were classified as doubtful at March 31, 2018 and December 31, 2017.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $134,000, or 7.2%, and totaled $1.7 million at March 31, 2018, compared to $1.9 million at December 31, 2017.  Past due loans totaled 0.4% of the loan portfolio at March 31, 2018, compared to 0.5% at December 31, 2017.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans made by CFBank primarily consist of commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $42.1 million, or 41.8%, of CFBank’s commercial portfolio at March 31, 2018 compared to $31.6 million, or 30.9%, at December 31, 2017.  Interest only home equity lines of credit totaled $22.7 million, or 87.2%, of the total home equity lines of credit at March 31, 2018 compared to $22.5 million, or 90.0%, at December 31, 2017.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2018; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   Foreclosed assets remained constant and totaled $0 at March 31, 2018 and December 31, 2017.    The level of foreclosed assets and charges to foreclosed assets expense may increase in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $461.0 million at March 31, 2018, an increase of $42.0 million, or 10.0%, from $419.0 million at December 31, 2017.  The increase is primarily attributed to a $37.5 million increase in certificate of deposit account balances, a $7.0 million increase in checking account balances, and a $160,000 increase in savings account balances, partially offset by a $2.7 million decrease in money market account balances.  The increase was primarily attributed to management’s use of short-term CDARS

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

deposits in anticipation of quarter end fluctuations associated with its mortgage business, along with ongoing efforts to grow core deposits to fund loan growth.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Both CDARS and ICS balances are considered brokered deposits by regulation.  Brokered deposits, including CDARS and ICS balances, totaled $89.1 million at March 31, 2018, and increased $42.2 million, or 89.8%, from $46.9 million at December 31, 2017.  The increase was primarily in short-term CDARS deposits to address certain anticipated balance sheet fluctuations at quarter end related to our mortgage business.  Customer balances in the CDARS and ICS program totaled $20.2 million at March 31, 2018 and increased $6.6 million, or 49.0%, from $13.6 million at December 31, 2017.

FHLB advances and other debt.  FHLB advances and other debt totaled $19.5 million at March 31, 2018 and increased $6.0 million, or 44.4%, compared to $13.5 million at December 31, 2017.  In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company may borrow up to an aggregate principal amount of $6.0 million.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  As of March 31, 2018, the Holding Company had drawn $6.0 million on the credit facility and downstreamed $5 million as a capital contribution to CFBank.

Subordinated debentures.    Subordinated debentures totaled $5.2 million at both March 31, 2018 and December 31, 2017.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.

Stockholders’ equity.    Stockholders’ equity totaled $41.1 million at March 31, 2018, an increase of $841,000, or 2.1%, from $40.3 million at December 31, 2017.  The increase in total stockholders’ equity was primarily attributed to net income, which was partially offset by the accretion of discount from the Company’s Series B Preferred Stock.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process.  CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income.  Management remains focused on growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize as further discussed in the “Liquidity and Capital Resources” section in this quarterly report on Form 10-Q.

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

The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock beginning with the 4th quarter of 2017.  The preferred dividends, in the aggregate amount of approximately $187,500 quarterly, or approximately $750,000 annually, are no longer be payable by the Company following the third quarter of 2017.

Comparison of the Results of Operations for the Three Months Ended March 31, 2018 and 2017.

General.   The Company’s income before income tax expense for the quarter ended March 31, 2018 totaled $978,000 and increased $366,000, or 59.8%, compared to $612,000 for the quarter ended March 31, 2017. The increase in income before income tax expense was due to a $845,000 increase in net interest income, a $315,000 increase in noninterest income, partially offset by a $794,000 increase in noninterest expense.

On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted into law reducing the federal corporate tax rate to 21%, effective January 1, 2018, which impacted the comparability of net income (after tax) between periods.  Net income for the three months ended March 31, 2018 totaled $792,000 and increased $388,000, or 96.0%, compared to net income of $404,000 for the three months ended

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2017.  The increase in net income was due to a $845,000 increase in net interest income, a $315,000 increase in noninterest income and a $22,000 decrease in tax expense, partially offset by a $794,000 increase in noninterest expense.

Net income attributable to common stockholders for the three months ended March 31, 2018, totaled $766,000, or $0.03 per diluted common share, and increased $576,000, or 303%, compared to net income attributable to common stockholders of $190,000, or $0.01 per diluted common share, for the three months ended March 31, 2017.  For the three months ended March 31, 2018, the accretion of discount from the Company’s warrants reduced net income by $26,000.  For the three months ended March 31, 2017, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $214,000. The decrease in the preferred dividends on the Series B preferred stock and accretion of discount is due to the conversion of the Company’s Preferred Stock into shares of Common Stock of the Company, effective October 6, 2017, resulting in the elimination of the preferred dividend payments beginning with the fourth quarter of 2017 of approximately $187,500 quarterly.

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

Net interest income totaled $3.9 million for the quarter ended March 31, 2018 and increased $845,000, or 27.6%, compared to $3.1 million for the quarter ended March 31, 2017.  The increase in net interest income was primarily due to a $1.2 million, or 32.3%, increase in interest income, partially offset by a $402,000, or 50.8%, increase in interest expense.  The increase in interest income was primarily attributed to a $68.3 million, or 17.5%, increase in average interest-earning assets outstanding and a 50bp increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $50.4 million, or 16.5%, increase in average interest-bearing liabilities and a 31bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.41% for the quarter ended March 31, 2018 increased 27bps compared to the net interest margin of 3.14% for the quarter ended March 31, 2017.

Interest income totaled $5.1 million and increased $1.2 million, or 32.3%, for the quarter ended March 31, 2018, compared to $3.9 million for the quarter ended March 31, 2017.    The increase in interest income was primarily due to a $86.2 million, or 26.5%, increase in average loans and loans held for sale balances from $325.2 million at March 31, 2017, to $411.4 million at March 31, 2018, and a 50bps increase in the average yield on total interest-earning assets.

Interest expense totaled $1.2 million and increased $402,000, or 50.8%, for the quarter ended March 31, 2018, compared to $791,000 for the quarter ended March 31, 2017.    The increase in interest expense resulted primarily from increased deposit costs due to a $48.5 million, or 16.9%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities increased 31bps to 134bps at March 31, 2018 compared to 103bps at March 31, 2017.

Provision for loan and lease losses.  The provision for loan and lease losses totaled $0 for the quarters ended March 31, 2018 and March 31, 2017, which is due to continued improvement in credit quality, favorable trends in certain qualitative factors and net recoveries.  Net recoveries for the quarter ended March 31, 2018 totaled $6,000, compared to net recoveries of $17,000 for the quarter ended March 31, 2017.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2018 and 2017.

	For the three months ended March 31,
	2018	2017
(unaudited)	(Dollars in thousands)
Commercial	$(2)	$-
Single-family residential real estate	4	(16)
Multi-family residential real estate	-	-
Commercial real estate	-	-
Home equity lines of credit	(8)	(1)
Other consumer loans	-	-
Total	$(6)	$(17)

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Noninterest income.  Noninterest income for the quarter ended March 31, 2018 totaled $481,000 and increased $315,000, or 189.8%, compared to $166,000 for the quarter ended March 31, 2017.  The increase was primarily due to a $285,000 increase in net gain on sale of loans and a $29,000 increase in service charges on deposit accounts.  The increase in net gain on sale of loans was a result of increased sales volume due to the expansion of the mortgage business.  The increase in service charges on deposit accounts was related to increased account relationships and pricing.

Noninterest expense.    Noninterest expense for the quarter ended March 31, 2018 totaled $3.4 million and increased $794,000, or 30.3%, compared to $2.6 million for the quarter ended March 31, 2017.  The increase in noninterest expense during the three months ended March 31, 2018 was primarily due to a $483,000 increase in salaries and employee benefits expense and a $250,000 increase in advertising and marketing expense.  The increase in salaries and employee benefits was primarily due to the hiring of mortgage personnel during the first quarter in connection with the expansion of our mortgage business, consistent with our focus on driving noninterest income. The increase in salaries and employee benefits also resulted from an increase in personnel associated with the opening of our Glendale branch, the addition of experienced treasury management personnel, and an increase in credit and finance personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures in this area related to the expansion of our mortgage business, coupled with increased advertising focused on increasing core deposits.

Income taxes.  Income tax expense was $186,000 for the quarter ended March 31, 2018, a decrease of $22,000 compared to $208,000 for the quarter ended March 31, 2017.  The decrease is due to the “Tax Cuts and Jobs Act” that was enacted into law reducing the federal corporate tax rate to 21%, effective January 1, 2018.  As a result, the effective tax rate for the quarter ended March 31, 2018 decreased to approximately 19.1%, as compared to approximately 34.0% for the quarter ended March 31, 2017.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2018 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,714	$43	1.47%	$14,040	$48	1.37%
Loans and loans held for sale (3)	411,440	4,867	4.73%	325,194	3,679	4.53%
Other earning assets	32,913	147	1.79%	49,840	108	0.87%
FHLB and FRB stock	3,228	47	5.82%	1,956	22	4.50%
Total interest-earning assets	459,295	5,104	4.45%	391,030	3,857	3.95%
Noninterest-earning assets	24,342			27,310
Total assets	$483,637			$418,340

Interest-bearing liabilities:
Deposits	$335,663	1,042	1.24%	$287,130	680	0.95%
FHLB advances and other borrowings	20,622	151	2.93%	18,745	111	2.37%
Total interest-bearing liabilities	356,285	1,193	1.34%	305,875	791	1.03%

Noninterest-bearing liabilities	86,873			73,061
Total liabilities	443,158			378,936

Equity	40,479			39,404
Total liabilities and equity	$483,637			$418,340

Net interest-earning assets	$103,010			$85,155
Net interest income/interest rate spread		$3,911	3.11%		$3,066	2.91%
Net interest margin			3.41%			3.14%
Average interest-earning assets
to average interest-bearing liabilities	128.91%			127.84%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2018
	Compared to Three Months Ended
	March 31, 2017

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$18	$(23)	$(5)
Loans and loans held for sale	174	1,014	1,188
Other earning assets	252	(213)	39
FHLB and FRB Stock	8	17	25
Total interest-earning assets	452	795	1,247

Interest-bearing liabilities:
Deposits	234	128	362
FHLB advances and other borrowings	28	12	40
Total interest-bearing liabilities	262	140	402

Net change in net interest income	$190	$655	$845

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  These policies are presented in Note 1 to our 2017 Audited Financial Statements.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items.  The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management.  The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy.  Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2017 Audited Financial Statements.

Valuation of the deferred tax asset.    Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2018 that no valuation allowance was required against the net deferred tax asset.

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

At March 31, 2018 and December 31, 2017, the Company had a deferred tax asset recorded in the amount of  $1.6 million.  At March 31, 2018 and December 31, 2017, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2014.  Additional information is included in Notes 1 and 14 to our 2017 Audited Financial Statements.

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

included in Note 5  to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2017 Audited Financial Statements.

Fair value of foreclosed assets.  Another critical accounting policy relates to the fair values of foreclosed assets, which are estimated based on real estate appraisals which may use a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant, and changes in assumptions or market conditions could significantly affect the values.  Additional information is included in Note 5 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 5 and 6 to our 2017 Audited Financial Statements.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$71,151	$46,767
Additional borrowing capacity at the FHLB	53,826	51,503
Additional borrowing capacity at the FRB	40,152	40,448
Unused commercial bank line of credit	8,000	8,000
Total	$173,129	$146,718

Cash, unpledged securities and deposits in other financial institutions increased $24.4 million, or 52.1%, to $71.2 million at March 31, 2018 compared $46.8 million at December 31, 2017.  The increase is primarily due to an increase in cash  which was primarily a result of increases in our deposits due to the use of short-term CDARS deposits, along with our ongoing sales and marketing efforts, in anticipation of quarter end balance sheet fluctuations, primarily associated with our mortgage business and to fund anticipated loan growth.

CFBank’s additional borrowing capacity with the FHLB increased $2.3 million, or 4.5%, to $53.8  million at March 31, 2018, compared to $51.5 million at December 31, 2017.

CFBank’s additional borrowing capacity at the FRB decreased  $296,000, or 0.7%, to $40.2 million at March 31, 2018 from $40.4 million at December 31, 2017.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT’S DISCUSSION AND ANALYSIS

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $8.0 million of availability in an unused line of credit with a commercial bank at March 31, 2018  and December 31, 2017.

Deposits are obtained predominantly from the markets in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions may affect our ability to attract and retain deposits.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, pursuant to the provisions of the Dodd-Frank Act as previously discussed, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor.

The Holding Company has more limited sources of liquidity than CFBank.  In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, funds borrowed from third party banks or other lenders, dividends received from CFBank or the sale of assets.

Management believes that the Holding Company had adequate funds at March 31, 2018 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures, underlying the Company’s trust preferred securities, is approximately $265,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 5.16% at March 31, 2018.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company may borrow up to an aggregate principal amount of $6,000.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of March 31, 2018, the Holding Company had drawn $6.0 million on the credit facility and downstreamed $5.0 million as a capital contribution to CFBank.  The total rate in effect on this credit facility was 5.50% at March 31, 2018.

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

The ability of the Holding Company to pay dividends on its common stock is generally dependent upon the receipt of dividends and other distributions from CFBank.  CFBank is a legal entity that is separate and distinct from the Holding Company and has no obligation to make any dividends or other funds available to the Holding Company for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2018, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2018.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 1. Legal Proceedings

The Holding Company and CFBank may, from time to time, be involved in various legal proceedings in the normal course of business.  Periodically, there have been various claims and lawsuits involving CFBank, such as claims to enforce liens, condemnation proceedings on properties in which CFBank holds security interests, claims involving the making and servicing of real property loans and other claims and lawsuits incident to our banking business.

We are not a party to any pending legal proceeding that management believes would have a material adverse effect on our financial condition or results of operations, if decided adversely to us.

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the first quarter of 2018.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2, filed with the Commission on October 28, 2005 (File No. 333-129315))

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1, filed with the Commission on May 4, 2012(File No. 333-177434))

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

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

CENTRAL FEDERAL CORPORATION

Dated: May 10, 2018	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 10, 2018	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer