Form 10-Q
period 2018-06-30
CENTRAL FEDERAL CORP
filed 2018-08-09
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

_____________________________________________________________

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

Yes [  ]    No [X]

As of August 1, 2018, there were 23,384,714 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$32,739	$45,498
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	11,614	11,773
Loans held for sale, at fair value	26,424	1,124
Loans and leases, net of allowance of $6,981 and $6,970	470,557	406,406
FHLB and FRB stock	3,251	3,227
Premises and equipment, net	3,678	3,533
Bank owned life insurance	5,133	5,065
Accrued interest receivable and other assets	5,433	4,699
Total assets	$558,929	$481,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$99,579	$89,588
Interest bearing	388,546	329,440
Total deposits	488,125	419,028
FHLB advances and other debt	19,500	13,500
Advances by borrowers for taxes and insurance	225	489
Accrued interest payable and other liabilities	3,480	2,992
Subordinated debentures	5,155	5,155
Total liabilities	516,485	441,164

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 50,000,000;
shares issued: 23,537,073 at June 30, 2018 and 23,501,972 at December 31, 2017	235	235
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at June 30, 2018 and 0 at December 31, 2017	-	-
Additional paid-in capital	60,852	60,484
Accumulated deficit	(15,203)	(17,087)
Accumulated other comprehensive loss	(116)	(47)
Treasury stock, at cost; 152,359 shares of common stock at June 30, 2018 and December 31, 2017	(3,324)	(3,324)
Total stockholders' equity	42,444	40,261
Total liabilities and stockholders' equity	$558,929	$481,425

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans and leases, including fees	$5,616	$4,040	$10,483	$7,719
Securities	47	47	90	95
FHLB and FRB stock dividends	48	41	95	63
Federal funds sold and other	156	56	303	164
	5,867	4,184	10,971	8,041
Interest expense
Deposits	1,288	664	2,330	1,344
FHLB advances and other debt	165	66	257	127
Subordinated debentures	67	52	126	102
	1,520	782	2,713	1,573
Net interest income	4,347	3,402	8,258	6,468
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan losses	4,347	3,402	8,258	6,468

Noninterest income
Service charges on deposit accounts	118	95	236	184
Net gains on sales of loans	509	24	817	47
Earnings on bank owned life insurance	35	34	68	67
Other	70	24	92	45
	732	177	1,213	343
Noninterest expense
Salaries and employee benefits	2,013	1,492	3,910	2,906
Occupancy and equipment	182	181	349	333
Data processing	227	301	458	578
Franchise and other taxes	103	85	205	176
Professional fees	254	228	504	476
Director fees	98	73	195	142
Postage, printing and supplies	52	49	101	92
Advertising and marketing	370	32	637	49
Telephone	38	28	70	60
Loan expenses	28	41	43	79
Foreclosed assets, net	-	11	-	18
Depreciation	62	50	121	101
FDIC premiums	99	86	187	157
Regulatory assessment	35	32	69	64
Other insurance	19	23	41	49
Other	90	41	194	93
	3,670	2,753	7,084	5,373
Income before incomes taxes	1,409	826	2,387	1,438
Income tax expense	279	270	465	478
Net income	1,130	556	1,922	960
Dividends on Series B preferred stock and accretion of discount	(12)	(215)	(38)	(429)
Net income attributable to common stockholders	$1,118	$341	$1,884	$531

Earnings per common share:
Basic	$0.05	$0.02	$0.08	$0.03
Diluted	$0.05	$0.02	$0.08	$0.03

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$1,130	$556	$1,922	$960
Other comprehensive loss:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($3) and ($1) and ($14) and ($1)	(15)	(2)	(69)	(3)
Other comprehensive loss, net of tax	(15)	(2)	(69)	(3)
Comprehensive income	$1,115	$554	$1,853	$957

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	(Loss)	Stock	Equity
Balance at January 1, 2018	$235	$-	$60,484	$(17,087)	$(47)	$(3,324)	$40,261
Net income				1,922			1,922
Other comprehensive loss					(69)		(69)
Issuance of 4,000 stock based incentive plan shares, net of forfeitures	(1)		-				(1)
Restricted stock expense, net of forfeitures			192				192
Stock option expense, net of forfeitures							-
Exercise of warrants to common stock	1		138				139
Accretion of discount on warrants			38	(38)			-
Balance at June 30, 2018	$235	$-	$60,852	$(15,203)	$(116)	$(3,324)	$42,444

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2017	$164	$5	$60,163	$(17,767)	$2	$(3,275)	$39,292
Net income				960			960
Other comprehensive loss					(3)		(3)
Restricted stock expense, net of forfeitures			122				122
Cash dividends declared on Series B preferred stock and accretion of discount			54	(429)			(375)
Balance at June 30, 2017	$164	$5	$60,339	$(17,236)	$(1)	$(3,275)	$39,996

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended
	June 30,
	2018	2017
Net Income	$1,922	$960
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	-
Depreciation	121	101
Amortization, net	(3)	(71)
Deferred income tax (benefit)	6	(73)
Originations of loans held for sale	(71,642)	(11,006)
Proceeds from sale of loans held for sale	47,159	13,217
Net gains on sales of loans	(817)	(47)
Write-down of premises and equipment	32	-
Loss on sale of foreclosed assets	-	7
Earnings on bank owned life insurance	(68)	(67)
Stock-based compensation expense	192	122
Net change in:
Accrued interest receivable and other assets	(734)	(1,666)
Accrued interest payable and other liabilities	488	1,150
Net cash from (used by) operating activities	(23,344)	2,627
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,558	1,114
Purchases	(1,475)	-
Loan and lease originations and payments, net	(44,478)	(19,638)
Loans purchased	(19,669)	-
Additions to premises and equipment	(299)	(66)
Purchase of FRB Stock	(24)	(1,244)
Proceeds from the sale of foreclosed assets	-	197
Net cash used by investing activities	(64,387)	(19,637)
Cash flows from financing activities
Net change in deposits	69,097	(6,053)
Proceeds from FHLB advances and other debt	48,100	16,100
Repayments on FHLB advances and other debt	(42,100)	(16,100)
Net change in advances by borrowers for taxes and insurance	(264)	(304)
Cash dividends paid on Series B preferred stock	-	(375)
Exercise of warrants to common stock	139	-
Net cash from (used by) financing activities	74,972	(6,732)
Net change in cash and cash equivalents	(12,759)	(23,742)
Beginning cash and cash equivalents	45,498	57,941
Ending cash and cash equivalents	$32,739	$34,199

Supplemental cash flow information:
Interest paid	$2,619	$1,595
Income tax paid	200	405
Supplemental noncash disclosures:
Loans issued to finance the sale of repossessed assets	$-	$288
Dividends payable on Series B preferred stock	-	187

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three months ended June 30, 2018 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2017 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2017 (referred to herein as the “2017 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Basic
Net income	$1,130	$556	$1,922	$960
Dividends on Series B preferred stock and accretion of discount	(12)	(215)	(38)	(429)
Net income allocated to common stockholders	$1,118	$341	$1,884	$531

Weighted average common shares outstanding including unvested share-based payment awards	23,367,150	16,288,577	23,351,665	16,290,361
Less: Unvested share-based payment awards	-	-	-	-
Average shares	23,367,150	16,288,577	23,351,665	16,290,361
Basic earnings per common share	$0.05	$0.02	$0.08	$0.03

Diluted
Net earnings allocated to common stockholders	$1,118	$341	$1,884	$531

Weighted average common shares outstanding for basic earnings per common share	23,367,150	16,288,577	23,351,665	16,290,361
Add: Dilutive effects of assumed exercises of stock options	226,742	180,409	221,444	185,408
Add: Dilutive effects of assumed exercises of stock warrants	1,091,975	1,152,125	1,112,025	1,152,125
Average shares and dilutive potential common shares	24,685,867	17,621,111	24,685,134	17,627,894
Diluted earnings per common share	$0.05	$0.02	$0.08	$0.03

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Stock options	4,856	5,446	4,956	5,446
Series B preferred stock	-	6,857,143	-	6,857,143

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments which may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce diversity in practice.  The update also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle.  The guidance in this ASU became effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted.  Adoption of ASU No. 2016-15 did not have a significant impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments were effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of ASU No. 2017-09 did not have a significant impact on the Company’s consolidated financial statements.

Future Accounting Matters:

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new ASU, lessees will recognize lease assets and liabilities on their balance sheets for all leases with terms of more than 12 months.  The new lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP.  One type of lease (finance leases) will be accounted for in substantially the same manner as capital leases are accounted for today.  The other type of lease (operating leases) will be accounted for (both in the income statement and statement of cash flows) in a manner consistent with today’s operating leases.  Lessor accounting under the new standard is fundamentally consistent with existing GAAP.  Lessees and lessors would be required to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases.  These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities.  For public business entities, the final lease standard will be effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  Early application is permitted.  The Company continues to evaluate the provision of the new lease standard and although we have not yet reasonably determined the estimated financial statement impact. Due to the small number of lease agreements presently in effect for the Company, we believe the new guidance will not have a significant impact on the Company’s consolidated financial statements, including disclosures.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,474	$-	$154	$11,320
Mortgage-backed securities - residential	203	6	-	209
Collateralized mortgage obligations	84	1	-	85
Total	$11,761	$7	$154	$11,614

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,499	$-	$82	$11,417
Mortgage-backed securities - residential	236	8	-	244
Collateralized mortgage obligations	110	2	-	112
Total	$11,845	$10	$82	$11,773

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2018 or June 30, 2017.

There were no sales of securities for the three and six months ended June 30, 2018 and 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The amortized cost and fair value of debt securities at June 30, 2018 and December 31, 2017 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2018		December 31, 2017
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,002	$2,987	$3,002	$2,993
Due from one to five years	8,472	8,333	8,497	8,424
Mortgage-backed securities - residential	203	209	236	244
Collateralized mortgage obligations	84	85	110	112
Total	$11,761	$11,614	$11,845	$11,773

Fair value of securities pledged was as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Pledged as collateral for:
FHLB advances	$4,564	$4,641
Public deposits	2,000	2,018
Interest-rate swaps	123	145
Total	$6,687	$6,804

At June 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2018 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$7,363	114	$3,957	$40	$11,320	$154
Total temporarily impaired	$7,363	$114	$3,957	$40	$11,320	$154

December 31, 2017	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$6,947	$51	$4,470	$31	$11,417	$82
Total temporarily impaired	$6,947	$51	$4,470	$31	$11,417	$82

The unrealized losses in U.S. Treasuries at June 30, 2018 and December 31, 2017 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2018 and December 31, 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	June 30, 2018	December 31, 2017
	( unaudited)
Commercial (1)	$116,858	$101,975
Real estate:
Single-family residential	104,195	95,578
Multi-family residential	45,907	35,665
Commercial	135,002	111,866
Construction	45,069	42,862
Consumer:
Home equity lines of credit	24,499	25,054
Other	6,008	376
Subtotal	477,538	413,376
Less: ALLL	(6,981)	(6,970)
Loans and leases, net	$470,557	$406,406

(1)	Includes $5,708 and $6,008 of commercial leases at June 30, 2018 and December 31, 2017, respectively.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At June 30, 2018 and December 31, 2017, CFBank held $34,710 and $37,665, respectively, of such loans which have been included in single-family residential loan totals above.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2018:

	Three months ended June 30, 2018 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,869	$1,039	$687	$2,139	$614	$521	$107	$6,976
Addition to (reduction in) provision for loan losses	20	-	10	10	-	(40)	-	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	-	-	-	-	5	-	5
Ending balance	$1,889	$1,039	$697	$2,149	$614	$486	$107	$6,981

	Six months ended June 30, 2018 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,984	$912	$660	$2,143	$672	$597	$2	$6,970
Addition to (reduction in) provision for loan losses	(97)	131	37	6	(58)	(124)	105	-
Charge-offs	-	(6)	-	-	-	-	-	(6)
Recoveries	2	2	-	-	-	13	-	17
Ending balance	$1,889	$1,039	$697	$2,149	$614	$486	$107	$6,981

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2017:

	Three months ended June 30, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,768	$866	$629	$2,491	$654	$504	$30	$6,942
Addition to (reduction in) provision for loan losses	-	89	96	(126)	(68)	37	(28)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	1	-	-	-	13	-	16
Ending balance	$1,770	$956	$725	$2,365	$586	$554	$2	$6,958

	Six months ended June 30, 2017 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,647	$735	$716	$2,727	$580	$486	$34	$6,925
Addition to (reduction in) provision for loan losses	121	204	9	(362)	6	54	(32)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	2	17	-	-	-	14	-	33
Ending balance	$1,770	$956	$725	$2,365	$586	$554	$2	$6,958

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of June 30, 2018 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$27	$-	$-	$-	$27
Collectively evaluated for impairment	1,889	1,039	697	2,122	614	486	107	6,954
Total ending allowance balance	$1,889	$1,039	$697	$2,149	$614	$486	$107	$6,981

Loans:
Individually evaluated for impairment	$207	$113	$-	$3,160	$-	$-	$-	$3,480
Collectively evaluated for impairment	116,651	104,082	45,907	131,842	45,069	24,499	6,008	474,058
Total ending loan balance	$116,858	$104,195	$45,907	$135,002	$45,069	$24,499	$6,008	$477,538

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended June 30, 2018.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2018.  Cash payments of interest on these loans during the three and six months ended June 30, 2018 totaled $48 and $99, respectively.

				Three months ended		Six months ended
	As of June 30, 2018			June 30, 2018		June 30, 2018
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$385	$131	$-	$132	$5	133	10
Total with no allowance recorded	385	131	-	132	5	133	10

With an allowance recorded:
Commercial (1)	207	207	-	208	1	218	3
Real estate:
Single-family residential (1)	113	113	-	114	2	115	3
Multi-family residential (1)	-	-	-	-	-	-	-
Commercial:
Non-owner occupied	2,844	2,844	25	2,844	39	2,845	78
Owner occupied	185	185	2	186	2	187	4
Total with an allowance recorded	3,349	3,349	27	3,352	44	3,365	88
Total	$3,734	$3,480	$27	$3,484	$49	$3,498	$98
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2017.  Cash payments of interest during the three and six months ended June 30, 2017 totaled $59 and $114, respectively.

							Three months ended		Six months ended
	As of December 31, 2017						June 30, 2017		June 30, 2017
							(unaudited)		(unaudited)
	Unpaid Principal Balance		Recorded Investment		ALLL Allocated		Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$		$		$		$2	$-	$5	$-
Real estate:
Commercial:
Owner occupied		391		137		-	143	6	145	14
Total with no allowance recorded		391		137		-	145	6	150	14

With an allowance recorded:
Commercial		277		277		-	342	3	348	6
Real estate:
Single-family residential (1)		116		116		-	119	2	120	3
Multi-family residential		-		-		-	34	1	35	1
Commercial:
Non-owner occupied		2,856		2,856		24	3,004	45	3,009	78
Owner occupied		190		190		2	1,101	4	1,162	10
Total with an allowance recorded		3,439		3,439		26	4,600	55	4,674	98
Total		$3,830		$3,576		$26	$4,745	$61	$4,824	$112
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2018	December 31, 2017
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	108	115
Real estate:
Single-family residential	187	253
Consumer:
Home equity lines of credit:
Purchased for portfolio	93	102
Total nonaccrual	388	470
Total nonaccrual and nonperforming loans	$388	$470

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at June 30, 2018 or December 31, 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2018 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$116,858	$108
Real estate:
Single-family residential	1,456	21	33	1,510	102,685	155
Multi-family residential	-	-	-	-	45,907	-
Commercial:
Non-owner occupied	-	-	-	-	85,335	-
Owner occupied	-	-	-	-	41,697	-
Land	-	-	-	-	7,970	-
Construction	-	-	-	-	45,069	-
Consumer:
Home equity lines of credit:
Originated for portfolio	293	101	-	394	23,662	-
Purchased for portfolio	34	-	-	34	409	93
Other	-	-	-	-	6,008	-
Total	$1,783	$122	$33	$1,938	$475,600	$356

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$101,975	$115
Real estate:
Single-family residential	1,610	27	104	1,741	93,837	149
Multi-family residential	-	-	-	-	35,665	-
Commercial:
Non-owner occupied	-	-	-	-	67,792	-
Owner occupied	-	-	-	-	38,787	-
Land	-	-	-	-	5,287	-
Construction	-	-	-	-	42,862	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	24,592	-
Purchased for portfolio	-	-	102	102	360	-
Other	24	-	-	24	352	-
Total	$1,634	$27	$206	$1,867	$411,509	$264

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of June 30, 2018 and December 31, 2017, TDRs totaled $3,294 and $3,386, respectively.  The Company allocated $26 and $25 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2018 and December 31, 2017, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2018 or December 31, 2017 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended June 30, 2018 there were no loans modified as a TDR.  During the three and six months ended June 30, 2017, one commercial real estate loan in the amount of $841 was modified as a TDR during the second quarter, where concessions were granted to a borrower experiencing financial difficulties.  The loan was re-written at a lower interest rate than otherwise would have been offered on this credit grade in the current market.

There were no TDRs in payment default or that became nonperforming during the quarters ended June 30, 2018 and June 30, 2017.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarters ended June 30, 2018 and 2017 that did not meet the definition of a TDR. These loans had a total recorded investment of $21,612 and $7,296 as of June 30, 2018 and 2017, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2018 and December 31, 2017, nonaccrual TDRs were as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Commercial	$108	$115
Total	$108	$115

Nonaccrual loans at June 30, 2018 and December 31, 2017 do not include $3,186 and $3,271, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

(Dollars in thousands)

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

The recorded investment in loans and leases by risk category and by class of loans and leases as of June 30, 2018 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at June 30, 2018.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$114,096	$2,555	$207	$116,858
Real estate:
Single-family residential	104,005	-	-	190	104,195
Multi-family residential	-	45,304	445	158	45,907
Commercial:
Non-owner occupied	79	80,050	4,365	841	85,335
Owner occupied	-	40,398	983	316	41,697
Land	-	7,970	-	-	7,970
Construction	6,678	38,391	-	-	45,069
Consumer:
Home equity lines of credit:
Originated for portfolio	23,982	-	-	73	24,055
Purchased for portfolio	351	-	-	93	444
Other	6,008	-	-	-	6,008
	$141,103	$326,209	$8,348	$1,878	$477,538

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Leases:

The following lists the components of the net investment in direct financing leases:

	June 30, 2018	December 31, 2017
	(unaudited)
Total minimum lease payments to be received (1)	$6,442	$6,838
Less: unearned income	(734)	(830)
Net investment in direct financing leases	$5,708	$6,008

(1)	There were no initial direct costs associated with these leases.

The following summarizes the future minimum lease payments receivable in fiscal year 2018 and in subsequent fiscal years:

2018	$397
2019	793
2020	793
2021	793
2022	793
Thereafter	2,873
$6,442

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

TBA mortgage – back securities:  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into either a forward sales contract to sell loans to investors when using best efforts or a TBA mortgage-backed security under mandatory delivery.  The forward sales contracts lock in a price for the sale of loans with similar characteristics to the specific rate lock commitments based on a valuation model using observable market data for pricing commitments (Level 2).

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2018 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,320
Mortgage-backed securities - residential	209
Collateralized mortgage obligations	85
Total securities available for sale	$11,614

Loans held for sale	26,424

Yield maintenance provisions (embedded derivatives)	$17

Interest rate lock commitments	$468

Financial Liabilities:
Interest-rate swaps	$17
TBA Mortgage-back securities	$168

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2018 or December 31, 2017.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2018 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$108
Real Estate:
Single-family residential	113
Commercial:
Non-owner occupied	2,818
Total impaired loans	$3,039

Fair Value Measurements at December 31, 2017 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$115
Real Estate:
Single-family residential	116
Commercial:
Non-owner occupied	2,832
Total impaired loans	$3,063

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2018 or December 31, 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,065 with a valuation allowance of $26 at June 30, 2018. There were no write-downs of impaired collateral dependent loans during the three and six months ended June 30, 2018 or 2017.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,087, with a valuation allowance of $24 at December 31, 2017.

During the three and six months ended June 30, 2018, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2018 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$108	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single-family residential	113	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81% , 3.61%) 2.91%
Commercial:
Non-owner occupied	2,818	Comparable sales approach	Adjustment for differences between the comparable market transactions	(3.48%, 9.64%) 5.15%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2018 or December 31, 2017.

As of June 30, 2018 and December 31, 2017, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Aggregate fair value	$26,424	$1,124
Contractual balance	26,146	1,120
Gain (loss)	$278	$4

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2018 and 2017 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Interest income	$142	$8	$166	$29
Interest expense	-	-	-	-
Change in fair value	216	(1)	274	(9)
Total change in fair value	$358	$7	$440	$20

The carrying amounts and estimated fair values of financial instruments at June 30, 2018 were as follows:

	Fair Value Measurements at June 30, 2018 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$32,739	$32,739	$-	$-	$32,739
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	11,614	-	11,614	-	11,614
Loans held for sale	26,424	-	26,424	-	26,424
Loans and leases, net	470,557	-	-	469,708	469,708
FHLB and FRB stock	3,251	n/a	n/a	n/a	n/a
Accrued interest receivable	1,614	11	42	1,561	1,614
Yield maintenance provisions (embedded derivatives)	17	-	17	-	17
Interest rate lock commitments	468	-	468	-	468

Financial liabilities
Deposits	$(488,125)	$(249,896)	$(238,229)	$-	$(488,125)
FHLB advances and other borrowings	(19,500)	-	(19,568)	-	(19,568)
Advances by borrowers for taxes and insurance	(225)	-	-	(225)	(225)
Subordinated debentures	(5,155)	-	(4,994)	-	(4,994)
Accrued interest payable	(117)	(3)	(114)	-	(117)
Interest-rate swaps	(17)	-	(17)	-	(17)
TBA mortgage-back securities	(168)		(168)		(168)

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

Loans and Leases

Fair values of loans and leases as of June 30, 2018, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans at December 31, 2017, do not necessarily represent an exit price and are not comparable period to period.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 5.19% at June 30, 2018 and 4.54% at December 31, 2017.

NOTE 7 – FHLB ADVANCES AND OTHER DEBT

FHLB fixed rate advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2018	December 31, 2017
FHLB fixed rate advances :
Maturities:
2019	1.62%	$3,500	$3,500
2020	1.98%	4,500	4,500
2021	2.32%	4,000	4,000
2022	2.05%	1,500	1,500
Total FHLB fixed rate advances		13,500	13,500

Variable rate other debt:
Maturities:
2020	5.49%	6,000	-
Total variable rate other debt		6,000	-
Total		$19,500	$13,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company may borrow up to an aggregate principal amount of $6,000.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to  CFBank to support growth.  During the first quarter of 2018, the Holding Company had drawn $6,000 on the credit facility and downstreamed $5,000 as a capital contribution to CFBank. As of June 30, 2018, the outstanding principal balance under the credit facility was $6,000.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  During the latter part of July, the Holding Company increased the credit facility by $2,000 and may borrow up to an aggregate principal amount of $8,000.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has outstanding awards under two stock-based compensation plans (collectively, the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $96 and $192, respectively, for the three and six months ended June 30, 2018 and $62 and $122, respectively, for the three and six months ended June 30, 2017.  The total income tax effect was $20 and $40, respectively, for the three and six months ended June 30, 2018 and $21 and $42, respectively, for the three and six months ended June 30, 2017.

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

There were no options granted or exercised during the three and six months ended June 30, 2018 and June 30, 2017 (unaudited).

A summary of stock option activity in the Plans for the six months ended June 30, 2018 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	539,256	$1.44
Expired	(400)	20.15
Cancelled or forfeited	-	-
Outstanding at end of period	538,856	$1.42	4.9	$544,180

Expected to vest	-	$-	-	$-

Exercisable at end of period	538,856	$1.42	4.9	$544,180

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

During the six months ended June 30, 2018, there were 400 stock options that expired.  There were 300 stock options that expired during the six months ended June 30, 2017.  During the six months ended June 30, 2018 and June 30, 2017, there were no cancelled or forfeited stock options.  As of June 30, 2018, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.

There were 4,000 shares of restricted stock granted during the six months ended June 30, 2018.  There was no shares of restricted stock issued during the six months ended June 30, 2017.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2018 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	464,661	$2.03
Granted	4,000	2.44
Forfeited	(43,999)	2.14
Nonvested at June 30, 2018	424,662	$2.02

As of June 30, 2018 and 2017, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $642 and $511, respectively.

There were 43,999 shares of restricted stock forfeited during the six month period ended June 30, 2018.  There were 6,333 shares of restricted stock forfeited during the six months ended June 30, 2017.  There were no shares of restricted stock that vested during the six months ended June 30, 2018 and 2017.

There were 391,514 shares of common stock remaining available for stock option grants and restricted stock awards under the 2009 Plan at June 30, 2018.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019.  As of June 30, 2018, the capital conservation buffer was 1.88%.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of June 30, 2018 and December 31, 2017 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2018, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018 (unaudited)
Total Capital to risk weighted assets	$56,709	11.97%	$46,809	9.88%	$49,746	10.50%	$47,378	10.00%

Tier 1 (Core) Capital to risk weighted assets	50,722	10.71%	37,334	7.88%	40,271	8.50%	37,902	8.00%

Common equity tier 1 capital to risk-weighted assets	50,722	10.71%	30,227	6.38%	33,164	7.00%	30,795	6.50%

Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	50,722	9.56%	21,225	4.00%	21,225	4.00%	26,531	5.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital to risk weighted assets	$48,271	11.91%	$37,492	9.25%	$42,559	10.50%	$40,532	10.00%

Tier 1 (Core) Capital to risk weighted assets	43,179	10.65%	29,386	7.25%	34,452	8.50%	32,426	8.00%

Common equity tier 1 capital to risk-weighted assets	43,179	10.65%	23,306	5.75%	28,372	7.00%	26,346	6.50%

Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	43,179	9.37%	18,432	4.00%	18,432	4.00%	23,040	5.00%

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

Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 11-Income Taxes.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 10 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $1,397 at June 30, 2018 and $2,185 at December 31, 2017.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2018, CFBank had $123 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of June 30, 2018, CFBank was well-capitalized under regulatory capital standards.

Summary information about the derivative instruments is as follows:

	June 30, 2018	December 31, 2017
	(unaudited)
Notional amount	$1,397	$2,185
Weighted average pay rate on interest-rate swaps	3.12%	3.75%
Weighted average receive rate on interest-rate swaps	2.09%	1.52%
Weighted average maturity (years)	2.5	2.1
Fair value of interest-rate swaps	$(17)	$(56)
Fair value of yield maintenance provisions	17	56

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three and six months ended June 30, 2018 or 2017.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $54,239 and $2,390 of interest rate lock commitments related to residential mortgage loans at June 30, 2018 and December 31, 2017, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $468 and $11 at June 30, 2018 and December 31, 2017, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	June 30, 2018		December 31, 2017
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Assets:
Interest Rate commitments	$ 54,239	$ 468	$ 2,390	$ 11
Liabilities:
TBA mortgage-back securities	$ 40,750	$ (168)	$ -	$ -

The following table represents the revenue recognized on mortgage activities for the three and six months ended June 30, 2018 and    2017:

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017

Gain on loans sold	$ 276	$ 16	$ 290	$ 39
Gain (loss) from change in fair value of loans held-for-sale	216	(1)	274	(9)
Gain (loss) from change in fair value of derivatives	17	9	253	17
	$ 509	$ 24	$ 817	$ 47

NOTE 11 – INCOME TAXES

At June 30, 2018, the Company had a deferred tax asset recorded in the amount of $1,600.  At December 31, 2017, the Company had a deferred tax asset recorded of approximately $1,600.  At June 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2014.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2018 that no valuation allowance was required against the net deferred tax asset.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and six months ended June 30, 2018 was approximately 19.8% and 19.5%, respectively, and 32.7% and 33.2%, respectively, for the three and six months ended June 30, 2017, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2018 and 2017:

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	34.0%	21.0%	34.0%
Increase (decrease) resulting from:
Tax exempt income on bank owned life insurance	(0.5%)	(1.4%)	(0.6)%	(1.6)%
Low income housing credits	(1.1%)	-	(1.0)%
Other, net	0.4%	0.1%	0.1%	0.8%
Effective tax rate	19.8%	32.7%	19.5%	33.2%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 12- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2018 and 2017 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(101)	$1	$(47)	$2
Other comprehensive loss before reclassifications (2)	(15)	(2)	(69)	(3)
Net current-period other comprehensive loss	(15)	(2)	(69)	(3)
Accumulated other comprehensive loss, end of period	$(116)	$(1)	$(116)	$(1)

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2018 and 2017.

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

The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock in the aggregate amount of approximately $187,500 quarterly, $750,000 annually beginning with the 4th quarter of 2017.

NOTE 14 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock if the purchaser purchased $700  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at a current exercise price of $1.85 per share of common stock.  As of June 30, 2018, there were 432,050 Warrants outstanding.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report or other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A.  Risk Factors” of Part I of our Form 10-K filed with SEC for the year ended December 31, 2017.

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

MANAGEMENT DISCUSSION AND ANALYSIS

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

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid by CFBank to the Holding Company without prior approval of regulatory agencies.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank would remain well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $1.3 million in cash and cash equivalents at June 30, 2018.

Management’s Discussion and Analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $558.9 million at June 30, 2018 and increased $77.5 million, or 16.1%, from $481.4 million at December 31, 2017.  The increase was primarily due to a $64.2 million increase in net loan balances and a $25.3 million increase in loans held for sale, partially offset by $12.8 million decrease in cash and cash equivalents

Cash and cash equivalents.  Cash and cash equivalents totaled $32.7 million at June 30, 2018, and decreased $12.8 million, or 28.0%, from $45.5 million at December 31, 2017.  The decrease in cash and cash equivalents was primarily attributed to the funding of loan growth.

Securities. Securities available for sale totaled $11.6 million at June 30, 2018, and decreased $159,000, or 1.4%, compared to $11.8 million at December 31, 2017.  The decrease was primarily due to change in fair value.

Loans and Leases.  Net loans and leases totaled $470.6 million at June 30, 2018, and increased $64.2 million, or 15.8%, from $406.4 million at December 31, 2017.  The increase was primarily due to a $23.1 million increase in commercial real estate loan balances, a $14.8 million increase in commercial loan balances, a $10.2 million increase in multi-family residential loan balances, a $8.7 million increase in single-family residential loan balances, a $5.1 million increase in total consumer loan balances, and a $2.2 million increase in construction loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity, new relationships, and to a lesser extent, the purchase of a pool of primarily residential mortgage loans.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three and six months ended June 30, 2018, loan origination activity totaled $166.6 million and $288.1 million, respectively, and payoffs for the same period totaled $160.2 million and $291.1 million, respectively.  At June 30, 2018 and December 31, 2017, CFBank held $34.7 million and $37.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).  The allowance for loan and lease losses totaled $7.0 million at June 30, 2018, and increased $11,000, or 0.2%, from $7.0 million at December 31, 2017.  The increase in the ALLL is due to net recoveries during the six months ended June 30, 2018.  The ratio of the ALLL to total loans was 1.46% at June 30, 2018, compared to 1.69% at December 31, 2017.  In addition, the ratio of the ALLL to nonperforming loans was 1799.2% at June 30, 2018, compared to 1483.0% at December 31, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Individually evaluated impaired loans totaled $3.5 million at June 30, 2018, and decreased $96,000, or 2.7%, from $3.6 million at December 31, 2017.  The decrease was primarily due to loan repayments. The amount of the ALLL specifically allocated to individually impaired loans totaled $27,000 at June 30, 2018 and $26,000 at December 31, 2017.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $388,000 at June 30, 2018, and decreased $82,000, or 17.4%, from $470,000 at December 31, 2017.  The ratio of nonperforming loans to total loans was 0.08% at June 30, 2018 compared to 0.11% at December 31, 2017.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $108,000 at June 30, 2018 and $115,000 at December 31, 2017.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at June 30, 2018 and December 31, 2017 do not include $3.2 million and $3.3 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

The level of total criticized and classified loans increased by $2.1 million, or 26.4%, during the six months ended June 30, 2018 due to two commercial real estate loans totaling $2.7 million that were downgraded to special mention during the first quarter of 2018.  Loans designated as special mention increased $2.3 million, or 37.9%, and totaled $8.3 million at June 30, 2018, compared to $6.0 million at December 31, 2017.  Loans classified as substandard decreased $159,000, or 7.8%, and totaled $1.9 million at June 30, 2018, compared to $2.0 million at December 31, 2017.  No loans were classified as doubtful at June 30, 2018 and December 31, 2017.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $71,000, or 3.8%, and totaled $1.9 million at June 30, 2018, compared to $1.9 million at December 31, 2017.  Past due loans totaled 0.4% of the loan portfolio at June 30, 2018, compared to 0.5% at December 31, 2017.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans made by CFBank primarily consist of commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, there is increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $42.1 million, or 36.1%, of CFBank’s commercial portfolio at June 30, 2018 compared to $31.6 million, or 30.9%, at December 31, 2017.  Interest only home equity lines of credit totaled $22.7 million, or 92.6%, of the total home equity lines of credit at June 30, 2018 compared to $22.5 million, or 90.0%, at December 31, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2018; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   Foreclosed assets remained constant and totaled $0 at June 30, 2018 and December 31, 2017.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $488.1 million at June 30, 2018, an increase of $69.1 million, or 16.5%, from $419.0 million at December 31, 2017.  The increase is primarily attributed to a $56.0 million increase in certificate of deposit account balances and $16.3 million increase in checking account balances, partially offset by a $3.1 million decrease in money market account balances.  The increase in certificate of deposit accounts was primarily attributed to management’s use of short-term CDARS deposits in anticipation of quarter end fluctuations associated with its mortgage business, along with ongoing efforts to grow core certificate of deposits to fund loan growth.  The increase in checking account balances is primarily due to an increase in new account relationships and deposit balances.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $81.4 million at June 30, 2018, and increased $34.4 million, or 73.3%, from $46.9 million at December 31, 2017.  The increase was primarily in short-term CDARS deposits to address certain anticipated balance sheet fluctuations at quarter end related to our mortgage business.  Customer balances in the CDARS and ICS program totaled $21.6 million at June 30, 2018 and increased $8.0 million, or 59.1%, from $13.6 million at December 31, 2017.

FHLB advances and other debt.  FHLB advances and other debt totaled $19.5 million at June 30, 2018 and increased $6.0 million, or 44.4%, compared to $13.5 million at December 31, 2017.  In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company may borrow up to an aggregate principal amount of $6.0 million.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  As of June 30, 2018, the Holding Company had drawn $6.0 million on the credit facility and downstreamed $5 million as a capital contribution to CFBank.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both June 30, 2018 and December 31, 2017.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.

Stockholders’ equity. Stockholders’ equity totaled $42.4 million at June 30, 2018, an increase of $2.2 million, or 5.4%, from $40.3 million at December 31, 2017.  The increase in total stockholders’ equity was primarily attributed to net income.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Three Months Ended June 30, 2018 and 2017.

General.   The Company’s income before income tax expense for the quarter ended June 30, 2018 totaled $1.4 million and increased $583,000, or 70.6%, compared to $826,000 for the quarter ended June 30, 2017. The increase in income before income tax expense was due to a $945,000 increase in net interest income, a $555,000 increase in noninterest income, partially offset by a $917,000 increase in noninterest expense.

Net income for the three months ended June 30, 2018 totaled $1.1 million and increased $574,000, or 103.2%, compared to net income of $556,000 for the three months ended June 30, 2017.  The increase in net income was due to a $945,000 increase in net interest income, a $555,000 increase in noninterest income, partially offset by $917,000 increase in noninterest expense and a $9,000 increase in income tax expense. On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted into law reducing the federal corporate tax rate to 21%, effective January 1, 2018, which impacted the comparability of net income (after tax) between periods.

Net income attributable to common stockholders for the three months ended June 30, 2018, totaled $1.1 million or $0.05 per diluted common share, and increased $777,000, or 227.9%, compared to net income attributable to common stockholders of $341,000, or $0.02 per diluted common share, for the three months ended June 30, 2017.  For the three months ended June 30, 2018, the accretion of discount from the Company’s warrants reduced net income by $12,000.  For the three months ended June 30, 2017, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $215,000. The decrease in the preferred dividends on the Series B preferred stock and accretion of discount is due to the conversion of the Company’s Preferred Stock into shares of Common Stock of the Company, effective October 6, 2017, resulting in the elimination of the preferred dividend payments beginning with the fourth quarter of 2017 of approximately $187,500 quarterly.

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

Net interest income totaled $4.3 million for the quarter ended June 30, 2018 and increased $945,000, or 27.8%, compared to $3.4 million for the quarter ended June 30, 2017.  The increase in net interest income was primarily due to a $1.7 million, or 40.2%, increase in interest income, partially offset by a $738,000, or 94.4%, increase in interest expense.  The increase in interest income was primarily attributed to a $117.6 million, or 30.2%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, and a 33bp increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $92.6 million, or 31.4%, increase in average interest-bearing liabilities and a 51bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.43% for the quarter ended June 30, 2018 decreased 7bps compared to the net interest margin of 3.50% for the quarter ended June 30, 2017.

Interest income totaled $5.9 million and increased $1.7 million, or 40.2%, for the quarter ended June 30, 2018, compared to $4.2 million for the quarter ended June 30, 2017. The increase in interest income was primarily attributed to a $106.5 million, or 29.9%, increase in average loans and loans held for sale outstanding, and a 32bp increase in average yield on loans and loans held for sale.

Interest expense totaled $1.5 million and increased $738,000, or 94.4%, for the quarter ended June 30, 2018, compared to $782,000 for the quarter ended June 30, 2017.  The increase in interest expense was primarily attributed to a $83.8 million, or 30.4%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing liabilities increased 47bps to 143bps at June 30, 2018 compared to 96bps at June 30, 2017.

Provision for loan and lease losses.  The provision for loan and lease losses totaled $0 for the quarters ended June 30, 2018 and June 30, 2017, respectively, which is due to strong credit quality, favorable trends in certain qualitative factors and net recoveries.  Net recoveries for the quarter ended June 30, 2018 totaled $5,000, compared to net recoveries of $16,000 for the quarter ended June 30, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2018 and 2017.

	For the three months ended June 30,
	2018	2017
(unaudited)	(Dollars in thousands)
Commercial	$-	$(2)
Single-family residential real estate	-	(1)
Home equity lines of credit	(5)	(13)
Total	$(5)	$(16)

Noninterest income.  Noninterest income for the quarter ended June 30, 2018 totaled $732,000 and increased $555,000, or 313.6%, compared to $177,000 for the quarter ended June 30, 2017.  The increase was primarily due to a $485,000 increase in net gain on sale of loans, a $46,000 increase in other noninterest income, and a $23,000 increase in service charges on deposit accounts.  The increase in net gain on sale of loans was a result of increased sales volume due to the expansion of the mortgage business.

Noninterest expense.    Noninterest expense for the quarter ended June 30, 2018 totaled $3.7 million and increased $917,000, or 33.3%, compared to $2.8 million for the quarter ended June 30, 2017.  The increase in noninterest expense during the three months ended June 30, 2018 was primarily due to a $521,000 increase in salaries and employee benefits expense and a $338,000 increase in advertising and marketing expense.  The increase in salaries and employee benefits was primarily due to the hiring of mortgage personnel in connection with the expansion of our mortgage business, consistent with our focus on driving noninterest income. The increase in salaries and employee benefits also resulted from an increase in personnel associated with the opening of our Glendale branch, the addition of experienced treasury management personnel, and an increase in credit and finance personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures in this area related to the expansion of our mortgage business, coupled with increased advertising focused on increasing core deposits.

Income taxes.    Income tax expense was $279,000 for the quarter ended June 30, 2018, an increase of $9,000 compared to $270,000 for the quarter ended June 30, 2017.  The increase was due to higher income partially offset by the tax benefit from the “Tax Cuts and Jobs Act”  which reduced the federal corporate tax rate to 21%, effective January 1, 2018.  As a result, the effective tax rate for the quarter ended June 30, 2018 decreased to approximately 19.8%, as compared to approximately 32.7% for the quarter ended June 30, 2017.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2018 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2018 and 2017

General.   Income before income tax expense for the six months ended June 30, 2018 totaled $2.4 million and increased $949,000, or 66.0%, compared to $1.4 million for the six months ended June 30, 2017. The increase in income before income tax expense was due to a $1.8 million increase in net interest income, an $870,000 increase in noninterest income, partially offset by a $1.7 million increase in noninterest expense.  As discussed above, the reduction in the federal corporate tax rate under the “Tax Cuts and Jobs Act”, effective January 1, 2018, impacted the comparability of net income (after tax) between periods.

Net income for the six months ended June 30, 2018 totaled $1.9 million and increased $962,000, or 100.2%, compared to net income of $960,000 for the six months ended June 30, 2017.  The increase in net income was due to a $1.8 million increase in net interest income, an $870,000 increase in noninterest income, and a decrease in income tax expenses of $13,000, partially offset by $1.7 million increase in noninterest expense.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Net income attributable to common stockholders for the six months ended June 30, 2018, totaled $1.9 million or $0.08 per diluted common share, and increased $1.4 million, or 254.8%, compared to net income attributable to common stockholders of $531,000, or $0.03 per diluted common share, for the six months ended June 30, 2017.  For the six months ended June 30, 2018, the accretion of discount from the Company’s warrants reduced net income by $38,000.  For the six months ended June 30, 2017, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $429,000. The decrease in the preferred dividends on the Series B preferred stock and accretion of discount is due to the conversion of the Company’s Preferred Stock into shares of Common Stock of the Company, effective October 6, 2017, as discussed above.

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

Net interest income totaled $8.3 million for the six months ended June 30, 2018 and increased $1.8 million, or 27.7%, compared to $6.5 million for the six months ended June 30, 2017.  The increase in net interest income was primarily due to a $2.9 million, or 36.4%, increase in interest income, partially offset by a $1.1 million or 72.5%, increase in interest expense.  The increase in interest income was primarily attributed to a $93.0 million, or 23.8%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, and a 42bp increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $71.5 million, or 23.8%, increase in average interest-bearing liabilities and a 41bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.42% for the six months ended June 30, 2018 increased 10bps compared to the net interest margin of 3.32% for the six months ended June 30, 2017.

Interest income totaled $11.0 million and increased $2.9 million, or 36.4%, for the six months ended June 30, 2018, compared to $8.0 million for the six months ended June 30, 2017.  The increase in interest income was primarily attributed to a $96.4 million, or 23.8%, increase in average loans and loans held for sale outstanding, and a 27bp increase in average yield on loans and loans held for sale.

Interest expense totaled $2.7 million and increased $1.1 million, or 72.5%, for the six months ended June 30, 2018, compared to $1.6 million for the six months ended June 30, 2017.  The increase in interest expense was primarily attributed to a $66.2 million, or 23.5%, increase in average deposits and a 38bps increase in the average cost of funds on deposits.  The overall cost of funds on total deposits increased 38bps to 134bps at June 30, 2018 compared to 96bps at June 30, 2017.

Provision for loan and lease losses.  The provision for loan and lease losses totaled $0 for the six months ended June 30, 2018 and June 30, 2017, respectively, which is due to strong in credit quality, favorable trends in certain qualitative factors and net recoveries.  Net recoveries for the six months ended June 30, 2018 totaled $11,000, compared to net recoveries of $33,000 for the six months ended June 30, 2017.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2018 and 2017.

	For the six months ended June 30,
	2018	2017
(unaudited)	(Dollars in thousands)
Commercial	$(2)	$(2)
Single-family residential real estate	4	(17)
Home equity lines of credit	(13)	(14)
Total	$(11)	$(33)

Noninterest income.  Noninterest income for the six months ended June 30, 2018 totaled $1.2 million and increased $870,000, or 253.6%, compared to $343,000 for the six months ended June 30, 2017.  The increase was primarily due to a $770,000 increase in net gain on sale of loans and a $52,000 increase in service charges on deposit accounts.  The increase in net gain on sale of loans was a result of increased sales volume due to the expansion of the mortgage business.  The increase in service charges on deposit accounts was related to increased account relationships and pricing.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest expense.    Noninterest expense for the six months ended June 30, 2018 totaled $7.1 million and increased $1.7 million, or 31.8%, compared to $5.4 million for the six months ended June 30, 2017.  The increase in noninterest expense during the six months ended June 30, 2018 was primarily due to a $1.0 million increase in salaries and employee benefits expense and a $588,000 increase in advertising and marketing expense.  The increase in salaries and employee benefits was primarily due to the hiring of mortgage personnel in connection with the expansion of our mortgage business, consistent with our focus on driving noninterest income. The increase in salaries and employee benefits also resulted from an increase in personnel associated with the opening of our Glendale branch, the addition of experienced treasury management personnel, and an increase in credit and finance personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures in this area related to the expansion of our mortgage business, coupled with increased advertising focused on increasing core deposits.

Income taxes.    Income tax expense was $465,000 for the six months ended June 30, 2018, a decrease of $13,000 compared to $478,000 for the six months ended June 30, 2017.  The decrease was due to the “Tax Cuts and Jobs Act” which reduced the federal corporate tax rate to 21%, effective January 1, 2018.  As a result, the effective tax rate for the six months ended June 30, 2018 decreased to approximately 19.5%, as compared to approximately 33.2% for the six months ended June 30, 2017.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2018 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as bank owned life insurance and other miscellaneous items.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

	For Three Months Ended June 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,708	$47	1.59%	$13,888	$47	1.36%
Loans and loans held for sale (3)	462,273	5,616	4.86%	355,771	4,040	4.54%
Other earning assets	29,512	156	2.11%	16,254	56	1.38%
FHLB and FRB stock	3,251	48	5.91%	3,186	41	5.15%
Total interest-earning assets	506,744	5,867	4.63%	389,099	4,184	4.30%
Noninterest-earning assets	24,609			24,687
Total assets	$531,353			$413,786

Interest-bearing liabilities:
Deposits	$359,580	1,288	1.43%	$275,767	664	0.96%
FHLB advances and other borrowings	28,081	232	3.30%	19,304	118	2.45%
Total interest-bearing liabilities	387,661	1,520	1.57%	295,071	782	1.06%

Noninterest-bearing liabilities	102,156			78,967
Total liabilities	489,817			374,038

Equity	41,536			39,748
Total liabilities and equity	$531,353			$413,786

Net interest-earning assets	$119,083			$94,028
Net interest income/interest rate spread		$4,347	3.06%		$3,402	3.24%
Net interest margin			3.43%			3.50%
Average interest-earning assets
to average interest-bearing liabilities	130.72%			131.87%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,711	$90	1.52%	$13,964	$95	1.36%
Loans and loans held for sale (3)	436,856	10,483	4.80%	340,482	7,719	4.53%
Other earning assets	31,212	303	1.94%	33,047	164	0.99%
FHLB and FRB stock	3,240	95	5.86%	2,571	63	4.90%
Total interest-earning assets	483,019	10,971	4.54%	390,064	8,041	4.12%
Noninterest-earning assets	24,476			25,999
Total assets	$507,495			$416,063

Interest-bearing liabilities:
Deposits	$347,621	2,330	1.34%	$281,448	1,344	0.96%
FHLB advances and other borrowings	24,352	383	3.15%	19,024	229	2.41%
Total interest-bearing liabilities	371,973	2,713	1.46%	300,472	1,573	1.05%

Noninterest-bearing liabilities	94,515			76,015
Total liabilities	466,488			376,487

Equity	41,007			39,576
Total liabilities and equity	$507,495			$416,063

Net interest-earning assets	$111,046			$89,592
Net interest income/interest rate spread		$8,258	3.08%		$6,468	3.07%
Net interest margin			3.42%			3.32%
Average interest-earning assets
to average interest-bearing liabilities	129.85%			129.82%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2017			June 30, 2017

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$31	$(31)	$-	$24	$(29)	$(5)
Loans and loans held for sale	298	1,278	1,576	473	2,291	2,764
Other earning assets	40	60	100	166	(27)	139
FHLB and FRB Stock	6	1	7	14	18	32
Total interest-earning assets	375	1,308	1,683	677	2,253	2,930

Interest-bearing liabilities:
Deposits	384	240	624	623	363	986
FHLB advances and other borrowings	50	64	114	80	74	154
Total interest-bearing liabilities	434	304	738	703	437	1,140

Net change in net interest income	$(59)	$1,004	$945	$(26)	$1,816	$1,790

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

MANAGEMENT DISCUSSION AND ANALYSIS

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

Valuation of the deferred tax asset.    Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2018 that no valuation allowance was required against the net deferred tax asset.

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

At June 30, 2018 and December 31, 2017, the Company had a deferred tax asset recorded in the amount of $1.6 million.  At June 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2014.  Additional information is included in Notes 1 and 14 to our 2017 Audited Financial Statements.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$33,966	$46,767
Additional borrowing capacity at the FHLB	54,769	51,503
Additional borrowing capacity at the FRB	43,626	40,448
Unused commercial bank line of credit	8,000	8,000
Total	$140,361	$146,718

Cash, unpledged securities and deposits in other financial institutions decreased $12.8 million, or 27.4%, to $34.0 million at June 30, 2018 compared $46.8 million at December 31, 2017.  The decrease is primarily due to was primarily attributed to the funding of loan growth.

CFBank’s additional borrowing capacity with the FHLB increased $3.3 million, or 6.3%, to $54.8 million at June 30, 2018, compared to $51.5 million at December 31, 2017.

CFBank’s additional borrowing capacity at the FRB increased $3.2 million, or 7.9%, to $43.6 million at June 30, 2018 from $40.4 million at December 31, 2017.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $8.0 million of availability in an unused line of credit with a commercial bank at June 30, 2018 and December 31, 2017.

Deposits are obtained predominantly from the markets in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Management believes that the Holding Company had adequate funds at June 30, 2018 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures, underlying the Company’s trust preferred securities, is approximately $265,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 5.19% at June 30, 2018.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company may borrow up to an aggregate principal amount of $6 million.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of June 30, 2018, the Holding Company had drawn $6.0 million on the credit facility and downstreamed $5.0 million as a capital contribution to CFBank.  The total rate in effect on this credit facility was 5.75% at June 30, 2018.  During the latter part of July, the Holding Company increased the credit facility by $2.0 million and may borrow up to an aggregate principal amount of $8.0 million.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2018, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2018.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the second quarter of 2018.

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

CENTRAL FEDERAL CORPORATION

Dated: August 9, 2018	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 9, 2018	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer