Form 10-Q
period 2018-09-30
CENTRAL FEDERAL CORP
filed 2018-11-09
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes [  ]    No [X]

As of November 1, 2018, there were 4,298,044 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
Cash and cash equivalents	$59,368	$45,498
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	11,064	11,773
Loans held for sale, at fair value	24,079	1,124
Loans and leases, net of allowance of $7,005 and $6,970	493,529	406,406
FHLB and FRB stock	3,476	3,227
Premises and equipment, net	3,723	3,533
Bank owned life insurance	5,168	5,065
Accrued interest receivable and other assets	5,872	4,699
Total assets	$606,379	$481,425

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$91,083	$89,588
Interest bearing	440,979	329,440
Total deposits	532,062	419,028
FHLB advances and other debt	21,500	13,500
Advances by borrowers for taxes and insurance	449	489
Accrued interest payable and other liabilities	3,626	2,992
Subordinated debentures	5,155	5,155
Total liabilities	562,792	441,164

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909(1);
shares issued: 4,279,657 at September 30, 2018 and 4,273,085(1) at December 31, 2017	43	43
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at September 30, 2018 and 0 at December 31, 2017	-	-
Additional paid-in capital	61,174	60,676
Accumulated deficit	(14,174)	(17,087)
Accumulated other comprehensive loss	(132)	(47)
Treasury stock, at cost; 27,701 shares of common stock at September 30, 2018 and December 31, 2017	(3,324)	(3,324)
Total stockholders' equity	43,587	40,261
Total liabilities and stockholders' equity	$606,379	$481,425

(1)	Restated for 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans and leases, including fees	$6,380	$4,225	$16,863	$11,944
Securities	49	44	139	139
FHLB and FRB stock dividends	50	45	145	108
Federal funds sold and other	142	83	445	247
	6,621	4,397	17,592	12,438
Interest expense
Deposits	1,707	771	4,037	2,115
FHLB advances and other debt	163	68	420	195
Subordinated debentures	68	54	194	156
	1,938	893	4,651	2,466
Net interest income	4,683	3,504	12,941	9,972
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan losses	4,683	3,504	12,941	9,972

Noninterest income
Service charges on deposit accounts	128	106	364	290
Net gains on sales of loans	451	23	1,268	70
Earnings on bank owned life insurance	34	33	102	100
Other	30	33	122	78
	643	195	1,856	538
Noninterest expense
Salaries and employee benefits	2,116	1,544	6,026	4,450
Occupancy and equipment	224	170	573	503
Data processing	275	197	733	775
Franchise and other taxes	103	88	308	264
Professional fees	358	218	862	694
Director fees	106	76	301	218
Postage, printing and supplies	44	46	145	138
Advertising and marketing	367	48	1,004	97
Telephone	43	29	113	89
Loan expenses	29	45	72	124
Foreclosed assets, net	-	-	-	18
Depreciation	67	49	188	150
FDIC premiums	141	64	328	221
Regulatory assessment	34	31	103	95
Other insurance	22	21	63	70
Other	103	56	297	149
	4,032	2,682	11,116	8,055
Income before incomes taxes	1,294	1,017	3,681	2,455
Income tax expense	239	332	704	810
Net income	1,055	685	2,977	1,645
Dividends on Series B preferred stock and accretion of discount	(26)	(214)	(64)	(643)
Net income attributable to common stockholders	$1,029	$471	$2,913	$1,002

Earnings per common share:
Basic (Restated - See Note 1)	$0.24	$0.16	$0.69	$0.34
Diluted (Restated - See Note 1)	$0.24	$0.15	$0.67	$0.31

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$1,055	$685	$2,977	$1,645
Other comprehensive loss:
Unrealized holding losses arising during the period related to securities available for sale, net of tax of ($3) and ($2) and ($18) and ($3)	(16)	(3)	(85)	(6)
Other comprehensive loss, net of tax	(16)	(3)	(85)	(6)
Comprehensive income	$1,039	$682	$2,892	$1,639

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	(Loss)	Stock	Equity
Balance at January 1, 2018	$43	$-	$60,676	$(17,087)	$(47)	$(3,324)	$40,261
Net income				2,977			2,977
Other comprehensive loss					(85)		(85)
Issuance of 727 stock based incentive plan shares, net of forfeitures(1)	-		-				-
Restricted stock expense, net of forfeitures			290				290
Stock option expense, net of forfeitures							-
Exercise of warrants to common stock	-		144				144
Accretion of discount on warrants			64	(64)			-
Balance at September 30, 2018	$43	$-	$61,174	$(14,174)	$(132)	$(3,324)	$43,587

(1) Restated for 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1

					Accumulated
		Series B	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2017	$30	$5	$60,297	$(17,767)	$2	$(3,275)	$39,292
Net income				1,645			1,645
Other comprehensive loss					(6)		(6)
Restricted stock expense, net of forfeitures			181				181
Cash dividends declared on Series B preferred stock and accretion of discount			81	(643)			(562)
Balance at September 30, 2017	$30	$5	$60,559	$(16,765)	$(4)	$(3,275)	$40,550

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended
	September 30,
	2018	2017
Net Income	$2,977	$1,645
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	-
Depreciation	188	150
Amortization, net	(19)	(83)
Deferred income tax (benefit)	10	(30)
Originations of loans held for sale	(158,595)	(15,318)
Proceeds from sale of loans held for sale	136,908	14,691
Net gains on sales of loans	(1,268)	(70)
Write-down of premises and equipment	33	-
Loss on sale of foreclosed assets	-	7
Earnings on bank owned life insurance	(102)	(100)
Stock-based compensation expense	290	181
Net change in:
Accrued interest receivable and other assets	(1,173)	(785)
Accrued interest payable and other liabilities	634	176
Net cash from (used by) operating activities	(20,117)	464
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	2,089	2,148
Purchases	(1,475)	-
Loan and lease originations and payments, net	(61,147)	(41,517)
Loans purchased	(25,958)	-
Additions to premises and equipment	(411)	(293)
Purchase of FRB Stock	(249)	(1,285)
Proceeds from the sale of foreclosed assets	-	197
Net cash used by investing activities	(87,151)	(40,750)
Cash flows from financing activities
Net change in deposits	113,034	5,589
Proceeds from FHLB advances and other debt	74,600	34,200
Repayments on FHLB advances and other debt	(66,600)	(28,700)
Net change in advances by borrowers for taxes and insurance	(40)	(226)
Cash dividends paid on Series B preferred stock	-	(562)
Exercise of warrants to common stock	144	-
Net cash from financing activities	121,138	10,301
Net change in cash and cash equivalents	13,870	(29,985)
Beginning cash and cash equivalents	45,498	57,941
Ending cash and cash equivalents	$59,368	$27,956

Supplemental cash flow information:
Interest paid	$4,533	$2,479
Income tax paid	660	605
Supplemental noncash disclosures:
Loans issued to finance the sale of repossessed assets	$-	$288
Dividends payable on Series B preferred stock	-	187

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three and nine months ended September 30, 2018 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2017 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2017 (referred to herein as the “2017 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

Reverse Stock Split: On August 20, 2018, the Company effected a 1-for-5.5 reverse stock split, whereby each 5.5 shares of the Company’s common stock were reclassified into one share of common stock.  All share and per share amounts for all periods presented have been adjusted to reflect the reverse split as though it had occurred prior to the earliest period presented.

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

The general reserve component covers non-impaired loans of all classes and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by loan class and is based on the actual loss history experienced by the Company over a three-year period.  The general component is calculated based on CFBank’s loan balances and actual historical three-year  loss rates.  For loans with little or no actual loss experience, industry estimates are used based on loan segment. This loss experience is supplemented with other economic and judgmental factors based on the risks present for each loan class.  These economic and judgmental factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

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

Low Income Housing Tax Credits (LIHTC):  CFBank has invested in low income housing tax credits through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the Housing Tax credit. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Basic
Net income	$1,055	$685	$2,977	$1,645
Dividends on Series B preferred stock and accretion of discount	(26)	(214)	(64)	(643)
Net income allocated to common stockholders	$1,029	$471	$2,913	$1,002

Weighted average common shares outstanding including unvested share-based payment awards(1)	4,251,820	2,960,378	4,247,800	2,961,376
Less: Unvested share-based payment awards	-	-	-	-
Average shares	4,251,820	2,960,378	4,247,800	2,961,376
Basic earnings per common share	$0.24	$0.16	$0.69	$0.34

Diluted
Net earnings allocated to common stockholders	$1,029	$471	$2,913	$1,002
Add back: Dividends on Series B preferred stock and accretion of discount	-	214	-	-
Net earnings allocated to common stockholders	$1,029	$685	$2,913	$1,002

Weighted average common shares outstanding for basic earnings per common share(1)	4,251,820	2,960,378	4,247,800	2,961,376
Add: Dilutive effects of assumed exercises of stock options	49,508	41,688	43,344	36,370
Add: Dilutive effects of preferred stock conversion	-	1,246,753	-	-
Add: Dilutive effects of assumed exercises of stock warrants	65,894	209,477	51,127	209,477
Average shares and dilutive potential common shares	4,367,222	4,458,296	4,342,271	3,207,223
Diluted earnings per common share	$0.24	$0.15	$0.67	$0.31

(1)	Adjusted for 1-for-5.5 reverse stock split on August 20, 2018

The following securities exercisable for or convertible into common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Stock options	883	990	895	990
Series B preferred stock	-	-	-	1,246,753

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.  ASU 2016-01 amends the guidance in U.S. GAAP on the accounting for equity investments, financial liabilities under the fair value option and the presentations and disclosure requirements of financial instruments.  ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.    The Company adopted the methodologies prescribed by the ASU by the date required.  Adoption of ASU 2016-01 did not have a significant effect on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments which may change how an entity classifies certain cash receipts and cash payments on its statement of cash flows to reduce diversity in practice.  The update also provides guidance on when an entity should separate cash flows and classify them into more than one class and when an entity should classify the aggregate of those cash flows into a single class based on the predominance principle.  The guidance in this ASU became effective for interim and annual reporting periods beginning after December 15, 2017.  Adoption of ASU 2016-15 did not have a significant impact on the Company’s consolidated financial statements.

The FASB has issued ASU No. 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting.  ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award.  The FASB adopted ASU 2017-09 to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718, Compensation—Stock Compensation, to the modification of the terms and conditions of a share-based payment award.  The amendments were effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Adoption of ASU 2017-09 did not have a significant impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.   Once effective, ASU 2016-13 will significantly change current guidance for recognizing impairment of financial instruments.  Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred.  ASU 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates.  The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.  Additional disclosures are required.  ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss.  Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.  ASU 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  ASU 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase its allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures.  Management is currently assessing any additional data and system requirements necessary for adoption.  At this time, the estimated impact on the Company’s consolidated financial statement, including disclosures, cannot be reasonably determined.

The FASB has issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.  The new standard is intended to improve and simplify accounting rules around hedge accounting.  The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.  The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018, for public companies and for fiscal years beginning after December 15, 2019 (and interim periods for fiscal years beginning after December 15, 2020), for private companies. Early adoption is permitted in any interim period or fiscal years before the effective date of the standard.  Adoption of ASU 2017-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The ASU requires financial statement preparers to disclose:

•	A description of the accounting policy for releasing income tax effects from AOCI;
•	Whether they elect to reclassify the stranded income tax effects from the Tax Cuts and Jobs Act; and
•	Information about the other income tax effects that are reclassified.

The amendments affect any organization that is required to apply the provisions of Topic 220, Income Statement—Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income as required by GAAP.  The amendments are effective for all organizations for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted.  Adoption of ASU 2018-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2018 and December 31, 2017 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,975	$-	$171	$10,804
Mortgage-backed securities - residential	184	3	-	187
Collateralized mortgage obligations	72	1	-	73
Total	$11,231	$4	$171	$11,064

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,499	$-	$82	$11,417
Mortgage-backed securities - residential	236	8	-	244
Collateralized mortgage obligations	110	2	-	112
Total	$11,845	$10	$82	$11,773

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2018 or September 30, 2017.

There were no sales of securities for the three and nine months ended September 30, 2018 and 2017.

The amortized cost and fair value of debt securities at September 30, 2018 and December 31, 2017 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2018		December 31, 2017
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,498	$3,476	$3,002	$2,993
Due from one to five years	7,477	7,328	8,497	8,424
Mortgage-backed securities - residential	184	187	236	244
Collateralized mortgage obligations	72	73	110	112
Total	$11,231	$11,064	$11,845	$11,773

Fair value of securities pledged was as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Pledged as collateral for:
FHLB advances	$4,540	$4,641
Public deposits	1,988	2,018
Interest-rate swaps	113	145
Total	$6,641	$6,804

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

At September 30, 2018 and December 31, 2017, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2018 and December 31, 2017, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2018 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$4,893	82	$5,911	$89	$10,804	$171
Total temporarily impaired	$4,893	$82	$5,911	$89	$10,804	$171

December 31, 2017	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$6,947	$51	$4,470	$31	$11,417	$82
Total temporarily impaired	$6,947	$51	$4,470	$31	$11,417	$82

The unrealized losses in U.S. Treasuries at September 30, 2018 and December 31, 2017 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2018 and December 31, 2017.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	September 30, 2018	December 31, 2017
	(unaudited)
Commercial (1)	$131,176	$101,975
Real estate:
Single-family residential	93,982	95,578
Multi-family residential	48,400	35,665
Commercial	151,385	111,866
Construction	46,081	42,862
Consumer:
Home equity lines of credit	23,849	25,054
Other	5,661	376
Subtotal	500,534	413,376
Less: ALLL	(7,005)	(6,970)
Loans and leases, net	$493,529	$406,406

(1)	Includes $5,557 and $6,008 of commercial leases at September 30, 2018 and December 31, 2017, respectively.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At September 30, 2018 and December 31, 2017, CFBank held $13,466 and $37,665, respectively, of such loans which have been included in single-family residential loan totals above.

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

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,889	$1,039	$697	$2,149	$614	$486	$107	$6,981
Addition to (reduction in) provision for loan losses	40	(20)	-	10	5	(25)	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	19	-	-	-	5	-	24
Ending balance	$1,929	$1,038	$697	$2,159	$619	$466	$97	$7,005

	Nine months ended September 30, 2018 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,984	$912	$660	$2,143	$672	$597	$2	$6,970
Addition to (reduction in) provision for loan losses	(57)	111	37	16	(53)	(149)	95	-
Charge-offs	-	(6)	-	-	-	-	-	(6)
Recoveries	2	21	-	-	-	18	-	41
Ending balance	$1,929	$1,038	$697	$2,159	$619	$466	$97	$7,005

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of September 30, 2018 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$24	$-	$-	$-	$24
Collectively evaluated for impairment	1,929	1,038	697	2,135	619	466	97	6,981
Total ending allowance balance	$1,929	$1,038	$697	$2,159	$619	$466	$97	$7,005

Loans:
Individually evaluated for impairment	$201	$112	$-	$3,038	$-	$-	$-	$3,351
Collectively evaluated for impairment	130,975	93,870	48,400	148,347	46,081	23,849	5,661	497,183
Total ending loan balance	$131,176	$93,982	$48,400	$151,385	$46,081	$23,849	$5,661	$500,534

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended September 30, 2018.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2018.  Cash payments of interest on these loans during the three and nine months ended September 30, 2018 totaled $52 and $151, respectively.

				Three months ended		Nine months ended
	As of September 30, 2018			September 30, 2018		September 30, 2018
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$382	$128	$-	$129	$5	132	16
Total with no allowance recorded	382	128	-	129	5	132	16

With an allowance recorded:
Commercial (1)	201	201	-	202	3	212	11
Real estate:
Single-family residential (1)	112	112	-	112	2	114	5
Multi-family residential	-	-	-	-	-	-	-
Commercial:
Non-owner occupied	2,826	2,826	23	2,832	39	2,841	117
Owner occupied	84	84	1	150	2	175	6
Total with an allowance recorded	3,223	3,223	24	3,296	46	3,342	139
Total	$3,605	$3,351	$24	$3,425	$51	$3,474	$155
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2017.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2017.  Cash payments of interest during the three and nine months ended September 30, 2017 totaled $52 and $164, respectively.

				Three months ended		Nine months ended
	As of December 31, 2017			September 30, 2017		September 30, 2017
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Real estate:
Commercial:
Owner occupied	391	137	-	140	6	144	20
Total with no allowance recorded	391	137	-	140	6	144	20

With an allowance recorded:
Commercial	277	277	-	339	2	346	7
Real estate:
Single-family residential (1)	116	116	-	118	2	119	5
Multi-family residential	-	-	-	32	1	34	2
Commercial:
Non-owner occupied	2,856	2,856	24	2,989	42	3,001	120
Owner occupied	190	190	2	972	5	1,098	14
Total with an allowance recorded	3,439	3,439	26	4,450	52	4,598	148
Total	$3,830	$3,576	$26	$4,590	$58	$4,742	$168
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2018	December 31, 2017
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	104	115
Real estate:
Single-family residential	182	253
Consumer:
Home equity lines of credit:
Purchased for portfolio	91	102
Total nonaccrual	377	470
Total nonaccrual and nonperforming loans	$377	$470

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at September 30, 2018 or December 31, 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2018 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$131,176	$104
Real estate:
Single-family residential	23	20	33	76	93,906	149
Multi-family residential	-	-	-	-	48,400	-
Commercial:
Non-owner occupied	-	-	-	-	96,587	-
Owner occupied	-	-	-	-	46,667	-
Land	-	-	-	-	8,131	-
Construction	-	-	-	-	46,081	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	23,453	-
Purchased for portfolio	34	-	-	34	362	91
Other	22	-	-	22	5,639	-
Total	$79	$20	$33	$132	$500,402	$344

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2017:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$101,975	$115
Real estate:
Single-family residential	1,610	27	104	1,741	93,837	149
Multi-family residential	-	-	-	-	35,665	-
Commercial:
Non-owner occupied	-	-	-	-	67,792	-
Owner occupied	-	-	-	-	38,787	-
Land	-	-	-	-	5,287	-
Construction	-	-	-	-	42,862	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	24,592	-
Purchased for portfolio	-	-	102	102	360	-
Other	24	-	-	24	352	-
Total	$1,634	$27	$206	$1,867	$411,509	$264

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of September 30, 2018 and December 31, 2017, TDRs totaled $3,266 and $3,386, respectively.  The Company allocated $24 and $26 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2018 and December 31, 2017, respectively.  The Company had not committed to lend any additional amounts as of September 30, 2018 or December 31, 2017 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and nine months ended September 30, 2018 there were no loans modified as a TDR.  During the three months ended September 30, 2017, there were no loans modified as a TDR.  During the nine months ended September 30, 2017, one commercial real estate loan in the amount of $841 was modified as a TDR during the second quarter, where concessions were granted to a borrower experiencing financial difficulties.  The loan was re-written at a lower interest rate than otherwise would have been offered on this credit grade in the current market.

There were no TDRs in payment default or that became nonperforming during the quarters ended September 30, 2018 and September 30, 2017.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarters ended September 30, 2018 and 2017 that did not meet the definition of a TDR. These loans had a total recorded investment of $10,210 and $10,843 as of September 30, 2018 and 2017, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At September 30, 2018 and December 31, 2017, nonaccrual TDRs were as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Commercial	$104	$115
Total	$104	$115

Nonaccrual loans at September 30, 2018 and December 31, 2017 do not include $3,163 and $3,271, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The recorded investment in loans and leases by risk category and by class of loans and leases as of September 30, 2018 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at September 30, 2018.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$128,587	$2,388	$201	$131,176
Real estate:
Single-family residential	93,799	-	-	183	93,982
Multi-family residential	-	47,808	436	156	48,400
Commercial:
Non-owner occupied	77	93,975	1,701	834	96,587
Owner occupied	-	45,482	973	212	46,667
Land	-	8,131	-	-	8,131
Construction	2,946	43,135	-	-	46,081
Consumer:
Home equity lines of credit:
Originated for portfolio	23,344	38	-	71	23,453
Purchased for portfolio	306	-	-	90	396
Other	5,661	-	-	-	5,661
	$126,133	$367,156	$5,498	$1,747	$500,534

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Leases:

The following lists the components of the net investment in direct financing leases:

	September 30, 2018	December 31, 2017
	(unaudited)
Total minimum lease payments to be received	$6,244	$6,838
Less: unearned income	(687)	(830)
Net investment in direct financing leases	$5,557	$6,008

(1)	There were no initial direct costs associated with these leases.

The following summarizes the future minimum lease payments receivable in fiscal year 2018 and in subsequent fiscal years:

2018	$198
2019	793
2020	793
2021	793
2022	793
Thereafter	2,874
$6,244

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

TBA mortgage – back securities:  To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, the Company enters into either a forward sales contract to sell loans to investors when using best efforts or a trade of “to be announced (TBA)” mortgage-backed securities for mandatory delivery.  The forward sales contracts lock in a price for the sale of loans with similar characteristics to the specific rate lock commitments based on a valuation model using observable market data for pricing commitments (Level 2).

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2018 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,804
Mortgage-backed securities - residential	187
Collateralized mortgage obligations	73
Total securities available for sale	$11,064
Loans held for sale	$24,079
Yield maintenance provisions (embedded derivatives)	$9
Interest rate lock commitments	$203
TBA Mortgage-back securities	$128
Financial Liabilities:
Interest-rate swaps	$9

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2018 or December 31, 2017.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2018 and December 31, 2017.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2018 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$103
Real Estate:
Single-family residential	112
Commercial:
Non-owner occupied	2,803
Total impaired loans	$3,018

Fair Value Measurements at December 31, 2017 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$115
Real Estate:
Single-family residential	116
Commercial:
Non-owner occupied	2,832
Total impaired loans	$3,063

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2018 or December 31, 2017.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,042 with a valuation allowance of $24 at September 30, 2018. There were no write-downs of impaired collateral dependent loans during the three and nine months ended September 30, 2018 or 2017.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,087, with a valuation allowance of $24 at December 31, 2017.

During the three and nine months ended September 30, 2018, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$103	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single-family residential	112	Comparable sales approach	Adjustment for differences between the comparable market transactions	(1.81% , 3.61%) 2.91%
Commercial:
Non-owner occupied	2,803	Comparable sales approach	Adjustment for differences between the comparable market transactions	(3.48%, 9.64%) 5.15%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2018 or December 31, 2017.

As of September 30, 2018 and December 31, 2017, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Aggregate fair value	$24,079	$1,124
Contractual balance	24,009	1,120
Gain (loss)	$70	$4

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2018 and 2017 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Interest income	$285	$10	$451	$39
Interest expense	-	-	-	-
Change in fair value	(208)	13	66	4
Total change in fair value	$77	$23	$517	$43

The carrying amounts and estimated fair values of financial instruments at September 30, 2018 were as follows:

	Fair Value Measurements at September 30, 2018 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$59,368	$59,368	$-	$-	$59,368
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	11,064	-	11,064	-	11,064
Loans held for sale	24,079	-	24,079	-	24,079
Loans and leases, net	493,529	-	-	493,232	493,232
FHLB and FRB stock	3,476	n/a	n/a	n/a	n/a
Accrued interest receivable	1,791	19	61	1,711	1,791
Yield maintenance provisions (embedded derivatives)	9	-	9	-	9
Interest rate lock commitments	203	-	203	-	203
TBA mortgage-back securities	128	-	128	-	128

Financial liabilities
Deposits	$(532,062)	$(272,873)	$(257,256)	$-	$(530,129)
FHLB advances and other borrowings	(21,500)	-	(21,595)	-	(21,595)
Advances by borrowers for taxes and insurance	(449)	-	-	(449)	(449)
Subordinated debentures	(5,155)	-	(5,053)	-	(5,053)
Accrued interest payable	(196)	(10)	(186)	-	(196)
Interest-rate swaps	(9)	-	(9)	-	(9)

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

Loans and Leases

Fair values of loans and leases as of September 30, 2018, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans at December 31, 2017, do not necessarily represent an exit price and are not comparable period to period.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 5.25% at September 30, 2018 and 4.54% at December 31, 2017.

NOTE 7 – FHLB ADVANCES AND OTHER DEBT

FHLB fixed rate advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2018	December 31, 2017
FHLB fixed rate advances :
Maturities:
2019	1.62%	$3,500	$3,500
2020	1.98%	4,500	4,500
2021	2.32%	4,000	4,000
2022	2.05%	1,500	1,500
Total FHLB fixed rate advances		13,500	13,500

Variable rate other debt:
Maturities:
2020	5.61%	8,000	-
Total variable rate other debt		8,000	-
Total		$21,500	$13,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6,000.  In July 2018, the Holding Company increased the credit facility by $2,000, which increased the total borrowing limit to $8,000. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  During the first quarter of 2018, the Holding Company drew $6,000 on the credit facility and downstreamed $5,000 as a capital contribution to CFBank.  During the third quarter of 2018, the Holding Company drew an additional $2,000 on the credit facility and downstreamed $1,500 as a capital contribution to CFBank. As of September 30, 2018, the outstanding principal balance under the credit facility was $8,000.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.

NOTE 8 – STOCK-BASED COMPENSATION

The Company has outstanding awards under two stock-based compensation plans (collectively, the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $99 and $290, respectively, for the three and nine months ended September 30, 2018 and $59 and $181, respectively, for the three and nine months ended September 30, 2017.  The total income tax effect was $21 and $61, respectively, for the three and nine months ended September 30, 2018 and $20 and $62, respectively, for the three and nine months ended September 30, 2017. All exercise prices and share amounts have been restated for the 1-for-5.5 reverse stock split on August 20, 2018 (see Note 1).

The Plans are both stockholder-approved and authorize stock option grants and restricted stock awards to be made to directors, officers and employees.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 18,181 shares for stock option grants and restricted stock awards, of which up to  5,454 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provided for 36,363 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727.

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

There were no options granted or exercised during the three and nine months ended September 30, 2018 and September 30, 2017 (unaudited).

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

A summary of stock option activity in the Plans for the nine months ended September 30, 2018 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	98,046	$7.91
Expired	(72)	119.35
Cancelled or forfeited	(1,401)	11.42
Outstanding at end of period	96,573	$7.78	4.7	$758,466

Expected to vest	-	$-	-	$-

Exercisable at end of period	96,573	7.78	4.7	$758,466

During the nine months ended September 30, 2018, there were 72 stock options that expired.  There were 54 stock options that expired during the nine months ended September 30, 2017.  During the nine months ended September 30, 2018, there were 1,401 cancelled or forfeited stock options compared to 545 for the nine months ended September 30, 2017.  As of September 30, 2018, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.

There were 727 shares of restricted stock granted during the nine months ended September 30, 2018.  There were no shares of restricted stock issued during the nine months ended September 30, 2017.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2018 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	84,483	$11.16
Granted	727	13.42
Forfeited	(7,999)	11.79
Nonvested at September 30, 2018	77,211	$11.12

As of September 30, 2018 and 2017, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $544 and $439, respectively.

There were 7,999 shares of restricted stock forfeited during the nine-month period ended September 30, 2018.  There were 2,606 shares of restricted stock forfeited during the nine months ended September 30, 2017.  There were no shares of restricted stock that vested during the nine months ended September 30, 2018 and 2017.

There were 70,457 shares of common stock remaining available for stock option grants and restricted stock awards under the 2009 Plan at September 30, 2018.

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

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and will be phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reaches 2.5% on January 1, 2019.  As of September 30, 2018, the capital conservation buffer was 1.88%.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of September 30, 2018 and December 31, 2017 for CFBank under the Basel III Capital Rules.  The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2018, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased-in.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018 (unaudited)
Total Capital to risk weighted assets	$59,974	12.05%	$49,184	9.88%	$52,271	10.50%	$49,782	10.00%
Tier 1 (Core) Capital to risk weighted assets	53,740	10.80%	39,228	7.88%	42,314	8.50%	39,826	8.00%
Common equity tier 1 capital to risk-weighted assets	53,740	10.80%	31,761	6.38%	34,847	7.00%	32,358	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	53,740	9.41%	22,832	4.00%	22,832	4.00%	28,540	5.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2017
Total Capital to risk weighted assets	$48,271	11.91%	$37,492	9.25%	$42,559	10.50%	$40,532	10.00%
Tier 1 (Core) Capital to risk weighted assets	43,179	10.65%	29,386	7.25%	34,452	8.50%	32,426	8.00%
Common equity tier 1 capital to risk-weighted assets	43,179	10.65%	23,306	5.75%	28,372	7.00%	26,346	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	43,179	9.37%	18,432	4.00%	18,432	4.00%	23,040	5.00%

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

NOTE 10 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $1,378 at September 30, 2018 and $2,185 at December 31, 2017.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At September 30, 2018, CFBank had $113 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of September 30, 2018, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	September 30, 2018	December 31, 2017
	(unaudited)
Notional amount	$1,378	$2,185
Weighted average pay rate on interest-rate swaps	3.12%	3.75%
Weighted average receive rate on interest-rate swaps	2.20%	1.52%
Weighted average maturity (years)	2.2	2.1
Fair value of interest-rate swaps	$(9)	$(56)
Fair value of yield maintenance provisions	9	56

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of operations.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three and nine months ended September 30, 2018 or 2017.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $46,683 and $2,390 of interest rate lock commitments related to residential mortgage loans at September 30, 2018 and December 31, 2017, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $203 and $11 at September 30, 2018 and December 31, 2017, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

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

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	September 30, 2018		December 31, 2017
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Assets:
Interest Rate commitments	$ 46,683	$ 203	$ 2,390	$ 11
TBA mortgage-back securities	$ 35,500	$ 128	$ -	$ -

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table represents the revenue recognized on mortgage activities for the three and nine months ended September 30, 2018 and 2017:

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017

Gain on loans sold	$ 695	$ 20	$ 985	$ 59
Gain (loss) from change in fair value of loans held-for-sale	(208)	(3)	66	(12)
Gain (loss) from change in fair value of derivatives	(36)	6	217	23
	$ 451	$ 23	$ 1,268	$ 70

NOTE 11 – INCOME TAXES

At September 30, 2018, the Company had a deferred tax asset recorded in the amount of $1,600.  At December 31, 2017, the Company had a deferred tax asset recorded of approximately $1,600.  At September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2014.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2018 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2017, the Company had net operating loss carryforwards of $23,059, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and nine months ended September 30, 2018 was approximately 18.4% and 19.1%, respectively, and 32.6% and 33.0%, respectively, for the three and nine months ended September 30, 2017, which management believes is a reasonable estimate for the effective tax rate.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017:

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	34.0%	21.0%	34.0%
Increase (decrease) resulting from:
Restricted stock	(1.6%)	0.0%	(0.9%)	0.0%
Tax exempt income on bank owned life insurance	(0.6%)	(1.1%)	(0.6%)	(1.4)%
Low income housing credits	(0.6%)	0.0%	(0.6%)	0.0%
Other, net	0.2%	(0.3%)	0.2%	0.4%
Effective tax rate	18.4%	32.6%	19.1%	33.0%

NOTE 12- ACCUMULATED OTHER COMPREHENSIVE LOSS

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2018 and 2017 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Loss by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(116)	$(1)	$(47)	$2
Other comprehensive loss before reclassifications (2)	(16)	(3)	(85)	(6)
Net current-period other comprehensive loss	(16)	(3)	(85)	(6)
Accumulated other comprehensive loss, end of period	$(132)	$(4)	$(132)	$(4)

s in Accumulated Other Comprehensive Income by Component (1)
(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2018 and 2017.

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

Conversion of Series B Preferred Stock to Common Stock:

On September 29, 2017, the Company announced the conversion of its Series B Preferred Stock into shares of Common Stock of the Company.  The conversion was effective October 6, 2017, and resulted in the conversion of all 480,000 of the Company’s issued and outstanding shares of Series B Preferred Stock into approximately 6,857,143 shares of Common Stock (prior to the 1-for-5.5 reverse stock split effective August 20, 2018), or approximately 1,246,753 shares of Common Stock on a post-reverse-split basis.

The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock in the aggregate amount of approximately $187,500 quarterly ($750,000 annually) beginning with the 4th quarter of 2017.

NOTE 14 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company (or 0.364 shares on a post-reverse-split basis) if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock (or 0.591 shares on a post-reverse-split basis) if the purchaser purchased $700  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock (or 209,477 shares on a post-reverse-split basis) were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at an exercise price of $10.18 (on a post-reverse-split basis) per share of common stock.  As of September 30, 2018, warrants to purchase an aggregate of 191,569 shares of common stock (on a post-reverse-split basis) were outstanding.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A.  Risk Factors” of Part I of our Form 10-K filed with SEC for the year ended December 31, 2017.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Dividend Restrictions

Banking regulations limit the amount of dividends that may be paid by CFBank to the Holding Company without prior approval of regulatory agencies.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank would remain well capitalized after the dividend payment.  Future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.  Management believes that the Holding Company has adequate operating capital for the foreseeable future. The Holding Company had $1.5 million in cash and cash equivalents at September 30, 2018.

Management’s Discussion and Analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $606.4 million at September 30, 2018 and increased $125.0 million, or 26.0%, from $481.4 million at December 31, 2017.  The increase was primarily due to an $87.1 million increase in net loan balances, a $23.0 million increase in loans held for sale, and a $13.9 million increase in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents totaled $59.4 million at September 30, 2018, and increased $13.9 million, or 30.5%, from $45.5 million at December 31, 2017.  The increase in cash and cash equivalents was primarily attributed to increased deposits.

Securities. Securities available for sale totaled $11.1 million at September 30, 2018, and decreased $709,000, or 6.0%, compared to $11.8 million at December 31, 2017.  The decrease was primarily due to principal maturities.

Loans and Leases.  Net loans and leases totaled $493.5 million at September 30, 2018, and increased $87.1 million, or 21.4%, from $406.4 million at December 31, 2017.  The increase was primarily due to a $39.5 million increase in commercial real estate loan balances, a $29.2 million increase in commercial loan balances and a $12.7 million increase in multi-family residential loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships.  Single-family residential mortgage loan balances declined slightly as a result of a decrease in balances in our Northpointe mortgage purchase program, partially offset by an increase in balances due to the purchase of residential mortgage loan-pools and organic growth in the residential mortgage portfolio due to sales activity.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three and nine months ended September 30, 2018, loan origination activity totaled $155.2 million and $442.9 million, respectively, and payoffs for the same period totaled $176.4 million and $467.1 million, respectively.  At September 30, 2018 and December 31, 2017, CFBank held $13.5 million and $37.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).  The allowance for loan and lease losses totaled $7.0 million at September 30, 2018, and increased $35,000, or 0.5%, from $7.0 million at December 31, 2017.  The increase in the ALLL is due to net recoveries during the nine months ended September 30, 2018.  The ratio of the ALLL to total loans was 1.40% at September 30, 2018, compared to 1.69% at December 31, 2017.  In addition, the ratio of the ALLL to nonperforming loans was 1858.1% at September 30, 2018, compared to 1483.0% at December 31, 2017.

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

Individually evaluated impaired loans totaled $3.4 million at September 30, 2018, and decreased $225,000, or 6.3%, from $3.6 million at December 31, 2017.  The decrease was primarily due to loan repayments. The amount of the ALLL specifically allocated to individually impaired loans totaled $24,000 at September 30, 2018 and $26,000 at December 31, 2017.  The decrease in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $377,000 at September 30, 2018, and decreased $93,000, or 19.8%, from $470,000 at December 31, 2017.  The ratio of nonperforming loans to total loans was 0.08% at September 30, 2018 compared to 0.11% at December 31, 2017.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $104,000 at September 30, 2018 and $115,000 at December 31, 2017.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at September 30, 2018 and December 31, 2017 do not include $3.2 million and $3.3 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Note 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $846,000, or 10.5%, during the nine months ended September 30, 2018 primarily due to loan repayments.  Loans designated as special mention decreased $556,000, or 9.2%, and totaled $5.5 million at September 30, 2018, compared to $6.1 million at December 31, 2017.  Loans classified as substandard decreased $290,000, or 14.2%, and totaled $1.7 million at September 30, 2018, compared to $2.0 million at December 31, 2017.  No loans were classified as doubtful at September 30, 2018 and December 31, 2017.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $1.7 million, or 92.9%, and totaled $132,000 at September 30, 2018, compared to $1.9 million at December 31, 2017.  Past due loans totaled 0.03% of the loan portfolio at September 30, 2018, compared to 0.45% at December 31, 2017.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans made by CFBank primarily consist of commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, there is increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $52.4 million, or 39.9%, of CFBank’s commercial portfolio at September 30, 2018 compared to $31.6 million, or 30.9%, at December 31, 2017.  Interest only home equity lines of credit totaled $21.7 million, or 91.0%, of the total home equity lines of credit at September 30, 2018 compared to $22.5 million, or 90.0%, at December 31, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2018; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   There were no foreclosed assets at September 30, 2018 and December 31, 2017.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $532.1 million at September 30, 2018, an increase of $113.0 million, or 27.0%, from $419.0 million at December 31, 2017.  The increase is primarily attributed to a $77.0 million increase in certificate of deposit account balances, a $29.6 million increase in checking account balances, and a $6.1 million increase in money market account balances.    The increase in certificate of deposit account balances was primarily attributed to a combination of management’s use of short-term CDARs (1-way) deposits in anticipation of quarter end fluctuations associated with our mortgage business and the timing of loan fundings, an increase in core certificate of deposits due to on-going sales and marketing activities, and to a lesser extent, the use of brokered CDs for longer term duration in its certificate of deposit portfolio.  The increase in checking accounts is due to an increase in customer relationships and balances from on-going sales activities.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $89.4 million at September 30, 2018, and increased $42.4 million, or 90.3%, from $46.9 million at December 31, 2017.  The increase was primarily in short-term CDARS deposits to address certain anticipated balance sheet fluctuations at quarter end related to our mortgage business.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which no longer qualify as brokered, totaled $42.3 million at September 30, 2018 and increased $28.8 million, or 211.7%, from $13.6 million at December 31, 2017.

FHLB advances and other debt.  FHLB advances and other debt totaled $21.5 million at September 30, 2018 and increased $8.0 million, or 59.3%, compared to $13.5 million at December 31, 2017.  In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6.0 million, which was subsequently increased to $8.0 million in July 2018.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  As of September 30, 2018, the Holding Company had drawn $8.0 million on the credit facility and downstreamed $6.5 million as capital contributions to CFBank.

Subordinated debentures.  Subordinated debentures totaled $5.2 million at both September 30, 2018 and December 31, 2017.  These debentures were issued in 2003 in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.

Stockholders’ equity. Stockholders’ equity totaled $43.6 million at September 30, 2018, an increase of $3.3 million, or 8.3%, from $40.3 million at December 31, 2017.  The increase in total stockholders’ equity was primarily attributed to net income.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Three Months Ended September 30, 2018 and 2017.

General.   The Company’s income before income tax expense for the quarter ended September 30, 2018 totaled $1.3 million and increased $277,000, or 27.2%, compared to $1.0 million for the quarter ended September 30, 2017. The increase in income before income tax expense was due to a $1.2 million increase in net interest income and a $448,000 increase in noninterest income, partially offset by a $1.4 million increase in noninterest expense.

Net income for the three months ended September 30, 2018 totaled $1.1 million and increased $370,000, or 54.0%, compared to net income of $685,000 for the three months ended September 30, 2017.  The increase in net income was due to a $1.2 million increase in net interest income, a $448,000 increase in noninterest income, and a $93,000 decrease in income tax expense, partially offset by  a $1.4 million increase in noninterest expense.  The decrease in income tax expense was due to the reduction in the federal corporate tax rate, effective January 1, 2018, as a result of the Tax Cuts and Jobs Act.

Net income attributable to common stockholders for the three months ended September 30, 2018, totaled $1.0 million or $0.24 per diluted common share, and increased $558,000, or 118.5%, compared to net income attributable to common stockholders of $471,000, or $0.15 per diluted common share, for the three months ended September 30, 2017.  For the three months ended September 30, 2018, the accretion of discount from the Company’s warrants reduced net income by $26,000.  For the three months ended September 30, 2017, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $214,000. The decrease in the preferred dividends on the Series B preferred stock and accretion of discount is due to the conversion of the Company’s Preferred Stock into shares of Common Stock of the Company, effective October 6, 2017, resulting in the elimination of the preferred dividend payments beginning with the fourth quarter of 2017 of approximately $187,500 quarterly.

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

Net interest income totaled $4.7 million for the quarter ended September 30, 2018 and increased $1.2 million, or 33.6%, compared to $3.5 million for the quarter ended September 30, 2017.  The increase in net interest income was primarily due to a $2.2 million, or 50.6%, increase in interest income, partially offset by a $1.0 million, or 117.0%, increase in interest expense.  The increase in interest income was primarily attributed to a $142.2 million, or 35.2%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, and a 49bp increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $120.0 million, or 38.8%, increase in average interest-bearing liabilities and a 65bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.43% for the quarter ended September 30, 2018 decreased 4bps compared to the net interest margin of 3.47% for the quarter ended September 30, 2017.

Interest income totaled $6.6 million and increased $2.2 million, or 50.6%, for the quarter ended September 30, 2018, compared to $4.4 million for the quarter ended September 30, 2017. The increase in interest income was primarily attributed to a $142.1 million, or 38.7%, increase in average loans and loans held for sale outstanding, and a 41bp increase in average yield on loans and loans held for sale.

Interest expense totaled $1.9 million and increased $1.0 million, or 117.0%, for the quarter ended September 30, 2018, compared to $893,000 for the quarter ended September 30, 2017.  The increase in interest expense was primarily attributed to a $113.5 million, or 39.1%, increase in average interest-bearing deposit balances.  The overall cost of funds on total interest-bearing deposits increased 63bps to 169bps at September 30, 2018 compared to 106bps at September 30, 2017.

Provision for loan and lease losses.  There was no provision for loan and lease losses for either the quarter ended September 30, 2018 or the quarter ended September 30, 2017, which is due to strong credit quality, favorable trends in certain qualitative factors and net recoveries.  Net recoveries for the quarter ended September 30, 2018 totaled $24,000, compared to net recoveries of $6,000 for the quarter ended September 30, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2018 and 2017.

	For the three months ended September 30,
	2018	2017
(unaudited)	(Dollars in thousands)
Commercial	$-	$-
Single-family residential real estate	(19)	(1)
Home equity lines of credit	(5)	(5)
Total	$(24)	$(6)

Noninterest income.  Noninterest income for the quarter ended September 30, 2018 totaled $643,000 and increased $448,000, or 229.7%, compared to $195,000 for the quarter ended September 30, 2017.  The increase was primarily due to a $428,000 increase in net gain on sale of loans and a $22,000 increase in service charges on deposit accounts.  The increase in net gain on sale of loans was a result of increased sales volume due to the expansion of the mortgage business.  The increase in service charges on deposit accounts was related to increased account relationships and pricing.

Noninterest expense.    Noninterest expense for the quarter ended September 30, 2018 totaled $4.0 million and increased $1.4 million, or 50.3%, compared to $2.7 million for the quarter ended September 30, 2017.  The increase in noninterest expense during the three months ended September 30, 2018 was primarily due to a $572,000 increase in salaries and employee benefits expense, a $319,000 increase in advertising and marketing expense and a $140,000 increase in professional fees.  The increase in salaries and employee benefits expense was primarily due to the hiring of mortgage personnel in connection with the expansion of our mortgage business, consistent with our focus on driving noninterest income. The increase in salaries and employee benefits expense also resulted from an increase in personnel associated with the opening of our Glendale branch in the Cincinnati market, the addition of experienced treasury management personnel, and an increase in credit and finance personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures related to the expansion of our mortgage business, coupled with increased advertising focused on increasing core deposits.  Professional fees increased primarily due to the reverse stock split that occurred during the third quarter and professional fees associated with the expansion of our mortgage business.

Income taxes.    Income tax expense was $239,000 for the quarter ended September 30, 2018, a decrease of $93,000 compared to $332,000 for the quarter ended September 30, 2017.  The decrease was due primarily to the reduction of the federal corporate tax rate to 21%, effective January 1, 2018, pursuant to the Tax Cuts and Jobs Act, which was partially offset by an increase in earnings.  As a result, the effective tax rate for the quarter ended September 30, 2018 decreased to approximately 18.4%, as compared to approximately 32.6% for the quarter ended September 30, 2017.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2018 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2018 and 2017

General.   Income before income tax expense for the nine months ended September 30, 2018 totaled $3.7 million and increased $1.2 million, or 49.9%, compared to $2.5 million for the nine months ended September 30, 2017. The increase in income before income tax expense was due to a $3.0 million increase in net interest income and a $1.3 million increase in noninterest income, partially offset by a $3.1 million increase in noninterest expense.

Net income for the nine months ended September 30, 2018 totaled $3.0 million and increased $1.3 million, or 81.0%, compared to net income of $1.6 million for the nine months ended September 30, 2017.  The increase in net income was due to a $3.0 million increase in net interest income, a $1.3 million increase in noninterest income, and a decrease in income tax expenses of $106,000, partially offset by a  $3.1 million increase in noninterest expense. As discussed above, the decrease in income tax expense was due to the reduction in the federal corporate tax rate, effective January 1, 2018, as a result of the Tax Cuts and Jobs Act.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Net income attributable to common stockholders for the nine months ended September 30, 2018, totaled $2.9 million, or $0.67 per diluted common share, and increased $1.9 million, or 190.7%, compared to net income attributable to common stockholders of $1.0 million, or $0.31 per diluted common share, for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, the accretion of discount from the Company’s warrants reduced net income by $64,000.  For the nine months ended September 30, 2017, preferred dividends on the Company’s Series B Preferred Stock and accretion of discount reduced net income attributable to common stockholders by $643,000. The decrease in the preferred dividends on the Series B preferred stock and accretion of discount is due to the conversion of the Company’s Preferred Stock into shares of Common Stock of the Company, effective October 6, 2017, as discussed above.

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

Net interest income totaled $12.9 million for the nine months ended September 30, 2018 and increased $2.9 million, or 29.8%, compared to $10.0 million for the nine months ended September 30, 2017.  The increase in net interest income was primarily due to a $5.2 million, or 41.4%, increase in interest income, partially offset by a $2.2 million, or 88.6%, increase in interest expense.  The increase in interest income was primarily attributed to a $109.4 million, or 27.7%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, and a 45bp increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to an $87.7 million, or 28.9%, increase in average interest-bearing liabilities and a 51bps increase in the average cost of funds on interest-bearing liabilities.  As a result, net interest margin of 3.42% for the nine months ended September 30, 2018 increased 5bps compared to the net interest margin of 3.37% for the nine months ended September 30, 2017.

Interest income totaled $17.6 million and increased $5.2 million, or 41.4%, for the nine months ended September 30, 2018, compared to $12.4 million for the nine months ended September 30, 2017.  The increase in interest income was primarily attributed to a $111.6 million, or 31.9%, increase in average loans and loans held for sale outstanding, and a 32bp increase in average yield on loans and loans held for sale.

Interest expense totaled $4.7 million and increased $2.2 million, or 88.6%, for the nine months ended September 30, 2018, compared to $2.5 million for the nine months ended September 30, 2017.    The increase in interest expense was primarily attributed to an $82.0 million, or 28.8%, increase in average interest-bearing deposits and a 48bps increase in the average cost of funds on deposits.  The cost of funds on interest-bearing deposits increased 48bps to 147bps at September 30, 2018 compared to 99bps at September 30, 2017.

Provision for loan and lease losses.  There was no provision for loan and lease losses for either the nine months ended September 30, 2018 or the nine months ended September 30, 2017, which is due to strong credit quality, favorable trends in certain qualitative factors and net recoveries.  Net recoveries for the nine months ended September 30, 2018 totaled $35,000, compared to net recoveries of $39,000 for the nine months ended September 30, 2017.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2018 and 2017.

	For the nine months ended September 30,
	2018	2017
(unaudited)	(Dollars in thousands)
Commercial	$(2)	$(2)
Single-family residential real estate	(15)	(18)
Home equity lines of credit	(18)	(19)
Total	$(35)	$(39)

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest income.  Noninterest income for the nine months ended September 30, 2018 totaled $1.9 million and increased $1.3 million, or 245.0%, compared to $538,000 for the nine months ended September 30, 2017.  The increase was primarily due to a $1.2 million increase in net gain on sale of loans and a $74,000 increase in service charges on deposit accounts.  The increase in net gain on sale of loans was a result of increased sales volume due to the expansion of the mortgage business.  The increase in service charges on deposit accounts was related to increased account relationships and pricing.

Noninterest expense.    Noninterest expense for the nine months ended September 30, 2018 totaled $11.1 million and increased $3.0 million, or 38.0%, compared to $8.1 million for the nine months ended September 30, 2017.  The increase in noninterest expense during the nine months ended September 30, 2018 was primarily due to a $1.6 million increase in salaries and employee benefits expense, a $907,000 increase in advertising and marketing expense and a $168,000 increase in professional fees.  The increase in salaries and employee benefits was primarily due to the hiring of mortgage personnel in connection with the expansion of our mortgage business, consistent with our focus on driving noninterest income. The increase in salaries and employee benefits also resulted from an increase in personnel associated with the opening of our Glendale branch in the Cincinnati market, the addition of experienced treasury management personnel, and an increase in credit and finance personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures related to the expansion of our mortgage business, coupled with increased advertising focused on increasing core deposits.  Professional fees increased primarily due to the reverse stock split that occurred during the third quarter and professional fees associated with the expansion of our mortgage business.

Income taxes.    Income tax expense was $704,000 for the nine months ended September 30, 2018, a decrease of $106,000 compared to $810,000 for the nine months ended September 30, 2017.  The decrease was due primarily to the reduction of the federal corporate tax rate to 21%, effective January 1, 2018, pursuant to the Tax Cuts and Jobs Act, which was partially offset by an increase in earnings.  As a result, the effective tax rate for the nine months ended September 30, 2018 decreased to approximately 19.1%, as compared to approximately 33.0% for the nine months ended September 30, 2017.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2018 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,589	$49	1.67%	$12,909	$44	1.36%
Loans and loans held for sale (3)	509,513	6,380	5.01%	367,436	4,225	4.60%
Other earning assets	21,648	142	2.62%	20,277	83	1.64%
FHLB and FRB stock	3,275	50	6.11%	3,193	45	5.64%
Total interest-earning assets	546,025	6,621	4.85%	403,815	4,397	4.36%
Noninterest-earning assets	25,390			27,193
Total assets	$571,415			$431,008

Interest-bearing liabilities:
Deposits	$403,650	1,707	1.69%	$290,137	771	1.06%
FHLB advances and other borrowings	25,595	231	3.61%	19,118	122	2.55%
Total interest-bearing liabilities	429,245	1,938	1.81%	309,255	893	1.16%

Noninterest-bearing liabilities	99,340			81,534
Total liabilities	528,585			390,789

Equity	42,830			40,219
Total liabilities and equity	$571,415			$431,008

Net interest-earning assets	$116,780			$94,560
Net interest income/interest rate spread		$4,683	3.04%		$3,504	3.20%
Net interest margin			3.43%			3.47%
Average interest-earning assets
to average interest-bearing liabilities	127.21%			130.58%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2018			2017
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,670	$139	1.57%	$13,612	$139	1.36%
Loans and loans held for sale (3)	461,075	16,863	4.88%	349,467	11,944	4.56%
Other earning assets	28,024	445	2.12%	28,791	247	1.14%
FHLB and FRB stock	3,252	145	5.95%	2,778	108	5.18%
Total interest-earning assets	504,021	17,592	4.65%	394,648	12,438	4.20%
Noninterest-earning assets	24,781			26,396
Total assets	$528,802			$421,044

Interest-bearing liabilities:
Deposits	$366,297	4,037	1.47%	$284,345	2,115	0.99%
FHLB advances and other borrowings	24,767	614	3.31%	19,056	351	2.46%
Total interest-bearing liabilities	391,064	4,651	1.59%	303,401	2,466	1.08%

Noninterest-bearing liabilities	96,123			77,853
Total liabilities	487,187			381,254

Equity	41,615			39,790
Total liabilities and equity	$528,802			$421,044

Net interest-earning assets	$112,957			$91,247
Net interest income/interest rate spread		$12,941	3.06%		$9,972	3.12%
Net interest margin			3.42%			3.37%
Average interest-earning assets
to average interest-bearing liabilities	128.88%			130.07%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2017			September 30, 2017

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$28	$(23)	$5	$27	$(27)	$-
Loans and loans held for sale	403	1,752	2,155	885	4,034	4,919
Other earning assets	53	6	59	209	(11)	198
FHLB and FRB Stock	4	1	5	17	20	37
Total interest-earning assets	488	1,736	2,224	1,138	4,016	5,154

Interest-bearing liabilities:
Deposits	563	373	936	1,202	720	1,922
FHLB advances and other borrowings	60	49	109	141	122	263
Total interest-bearing liabilities	623	422	1,045	1,343	842	2,185

Net change in net interest income	$(135)	$1,314	$1,179	$(205)	$3,174	$2,969

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

Valuation of the deferred tax asset.    Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2018 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22.5 million in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At year-end 2017, the Company had net operating loss carryforwards of $23.1 million, which expire at various dates from 2024 to 2033.  As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year.  Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

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

At September 30, 2018 and December 31, 2017, the Company had a deferred tax asset recorded in the amount of $1.6 million.  At September 30, 2018 and December 31, 2017, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2014.  Additional information is included in Notes 1 and 14 to our 2017 Audited Financial Statements.

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

The following table summarizes the Company’s cash available from liquid assets and borrowing capacity at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$60,591	$46,767
Additional borrowing capacity at the FHLB	54,769	51,503
Additional borrowing capacity at the FRB	56,485	40,448
Unused commercial bank line of credit	8,000	8,000
Total	$179,845	$146,718

Cash, unpledged securities and deposits in other financial institutions increased $13.8 million, or 29.6%, to $60.6 million at September 30, 2018 compared to $46.8 million at December 31, 2017.  The increase is primarily attributed to increased customer deposits.

CFBank’s additional borrowing capacity with the FHLB increased $3.3 million, or 6.3%, to $54.8 million at September 30, 2018, compared to $51.5 million at December 31, 2017.

CFBank’s additional borrowing capacity at the FRB increased $16.0 million, or 39.6%, to $56.5 million at September 30, 2018 from $40.4 million at December 31, 2017.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $8.0 million of availability in an unused line of credit with a commercial bank at September 30, 2018 and December 31, 2017.

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

Management believes that the Holding Company had adequate funds at September 30, 2018 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures, underlying the Company’s trust preferred securities, is approximately $273,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 5.25% at September 30, 2018.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6 million.  In July 2018, the Holding Company increased the credit facility by $2.0 million, which increased the total borrowing limit to $8.0 million.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of September 30, 2018, the Holding Company had drawn $8.0 million on the credit facility and downstreamed $6.5 million as capital contributions to CFBank.  The total rate in effect on this credit facility was 6.00% at September 30, 2018.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2018, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2017.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2018.

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
3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2, filed with the Commission on October 28, 2005 (File No. 333-129315))

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1, filed with the Commission on May 4, 2012 (File No. 333-177434))

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

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

CENTRAL FEDERAL CORPORATION

Dated: November 9, 2018	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 9, 2018	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer