Form 10-K
period 2018-12-31
CENTRAL FEDERAL CORP
filed 2019-03-15
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2018

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

YES [  ]   NO [X]

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES [X]     NO [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)

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

Large accelerated filer [  ]    Accelerated filer [  ]Non-accelerated filer [X]    Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2018 was $56.1 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 8, 2019, there were 4,392,296 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders  for its fiscal year ended December 31, 2018,  included as Exhibit 13.1 to this Form 10-K, and its Proxy Statement for the Annual Meeting of Stockholders  to be held on  May 29, 2019,  are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

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

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  The Holding Company, including its wholly-owned subsidiary, CFBank believes it has chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

PART I

Item 1.  Business.

General

The Holding Company, was organized as a Delaware corporation in September 1998 as the holding company for CFBank, in connection with CFBank’s conversion from a mutual to stock form of organization.    CFBank was originally organized in 1892 and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank.  On December 1, 2016, CFBank converted from a federal savings institution to a national bank.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status.  As a financial holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”).  As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary.

The consolidated financial statements include the Holding Company and CFBank.    Intercompany transactions and balances are eliminated in consolidation.

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

Currently, the Company does not transact material business other than through CFBank.  At December 31, 2018, the Company’s assets totaled $665.0 million and stockholders’ equity totaled $45.6 million.

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

Our revenues are derived principally from the generation of interest and fees on loans originated and, to a lesser extent, interest and dividends on securities and noninterest income generated on the sale of loans.  Our primary sources of funds are retail and business deposit accounts and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances, other borrowings and proceeds from the sale of loans.

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio and our loan production office (opened in February 2018) in Columbus, Ohio;  Hamilton County through our office in Glendale, Ohio, Summit County through our office in Fairlawn, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our agency office in Woodmere, Ohio.  We originate commercial and business loans primarily throughout Ohio, and residential real estate loans on a national basis.

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

Lending Activities

Loan and Lease Portfolio Composition.  The loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans.    It also consists of a portfolio of residential mortgage loans totaling $36.8 million as a result of participation in the Northpointe Mortgage Purchase Program.  See Note 4 to the Consolidated Financial Statements included in our 2018 Annual Report to Stockholders (our “2018 Annual Report”), included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Northpointe Mortgage Purchase Program.  CFBank also finances a variety of commercial and residential construction projects.  At December 31, 2018, gross loans receivable totaled  $557.7 million and increased approximately $144.3 million, or 34.9%, from $413.4 million at December 31, 2017.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $389.7 million in the aggregate and represented 69.9%  of the gross loan portfolio at December 31, 2018 as compared to 66.8% of the gross loan portfolio at December 31, 2017.  Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased  $113.5 million, or 41.1%, during 2018. Portfolio single-family residential mortgage loans, including related construction loans and residential mortgage loans originated through the Northpointe Mortgage Purchase Program, totaled $138.4 million and represented 24.8% of total gross loans at year-end 2018, compared to 27.0% at year-end 2017.  The remainder of our loan portfolio consists of consumer loans, which totaled $29.5 million, or 5.3% of gross loans receivable, at year-end 2018.

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

	December 31,
	2018		2017		2016		2015		2014
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$118,386	21.23%	$95,578	23.12%	$92,544	26.21%	$81,985	27.00%	$51,445	19.53%
Multi-family	47,651	8.54%	35,665	8.63%	34,291	9.71%	28,950	9.53%	28,790	10.93%
Construction	61,792	11.08%	42,862	10.37%	25,822	7.31%	24,662	8.12%	23,641	8.98%
Commercial real estate	173,435	31.10%	111,866	27.06%	105,313	29.83%	96,488	31.78%	91,119	34.58%
Total real estate mortgage loans	401,264	71.95%	285,971	69.18%	257,970	73.06%	232,085	76.43%	194,995	74.02%
Consumer loans:
Home equity loans	5,321	0.95%	224	0.05%	479	0.14%	504	0.17%	549	0.21%
Home equity lines of credit	23,961	4.30%	25,054	6.06%	23,109	6.55%	21,837	7.19%	16,898	6.42%
Automobile	-	0.00%	-	0.00%	-	0.00%	65	0.02%	122	0.05%
Other	262	0.05%	152	0.04%	158	0.04%	5,449	1.79%	4,305	1.63%
Total consumer loans	29,544	5.30%	25,430	6.15%	23,746	6.73%	27,855	9.17%	21,874	8.31%
Commercial loans (1)	126,887	22.75%	101,975	24.67%	71,334	20.21%	43,744	14.40%	46,532	17.67%
Total loans receivable	557,695	100.0%	413,376	100.0%	353,050	100.0%	303,684	100.0%	263,401	100.0%

Less:
Allowance for loan and lease losses	(7,012)		(6,970)		(6,925)		(6,620)		(6,316)
Loans receivable, net	$550,683		$406,406		$346,125		$297,064		$257,085

(1)	Includes commercial leases of $5,403 at December 31, 2018, $6,008 at December 31, 2017 and $2,874 at December 31, 2016.

Loan Maturity.  The following table shows the remaining contractual maturity of the loan portfolio at December 31, 2018.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2018
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$82,387	$57	$31,128	$113,572
After one year:
More than one year to three years	60,903	221	18,719	79,843
More than three years to five years	78,875	18	34,264	113,157
More than five years to 10 years	92,388	1,553	20,030	113,971
More than 10 years to 15 years	6,978	2,913	22,746	32,637
More than 15 years	79,733	24,782	-	104,515
Total due after 2019	318,877	29,487	95,759	444,123
Total amount due	$401,264	$29,544	$126,887	$557,695

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

The following table sets forth at December 31, 2018, the dollar amount of total loans and leases receivable contractually due after December 31, 2019, and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2019
	Fixed	Adjustable	Total

Real estate mortgage loans(1)	$185,613	$133,264	$318,877
Consumer loans	251	29,236	29,487
Commercial loans	52,095	43,664	95,759
Total loans	$237,959	$206,164	$444,123

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans and Leases.    Lending activities are conducted through our offices located in Franklin, Cuyahoga, Summit, Hamilton and Columbiana Counties, Ohio. We originate commercial, commercial real estate, multi-family and single-family residential mortgage loans and also expanded into business financial services in the Columbus, Cleveland, Cincinnati, and Akron Ohio markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates.  Fixed-rate loans are generally limited to terms of three to five years. Historically, CFBank has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates.  See Note 19 to the Consolidated Financial Statements included in our 2018 Annual Report for additional information on interest-rate swaps.

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

Single-Family Mortgage Lending.    A significant lending activity has been the origination of permanent conventional mortgage loans secured by single-family residences located within and outside of our primary market area. Loan originations are primarily obtained through leads-based marketing and from our loan officers and their contacts within the local real estate industry and with existing or past customers and members of the local communities. We offer both fixed-rate and adjustable-rate mortgage (ARM) loans with maturities generally up to 30 years, priced competitively with current market rates.  We offer several ARM loan programs with terms of up to 30 years and, with the majority of the programs, interest rates adjust with a maximum adjustment limitation of 2.0% per year and a 5.0% lifetime cap.  The interest rate adjustments on ARM loans currently offered are indexed to a variety of established indices and these loans do not provide for initial deep discount interest rates. We do not originate option ARM loans or loans with negative amortization.

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

For the year ended December 31, 2018, single-family mortgage loans originated for sale totaled $233.9 million,  an increase of $211.1 million, or 926.8%, compared to $22.8 million that was originated in 2017. The increase in originations was due to the expansion of our leads-based mortgage business and increased sales activity.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential loan originations in 2018.  If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

For the year ended December 31, 2018, portfolio single-family mortgage loans originated by CFBank totaled $15.5 million, or 2.8% of total loans.  Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan.  Collateral positions are established by obtaining independent appraisal opinions.  Mortgage insurance is generally required when the LTV exceeds 80%.

Portfolio single-family residential ARM loans, which totaled $42.1 million, or 35.6% of the single-family mortgage loan portfolio, at December 31, 2018, generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.    See Note 4 to the Consolidated Financial Statements included in our 2018 Annual Report.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity.    Commercial real estate and multi-family residential mortgage loan balances  increased $73.6 million to $221.1 million at December 31, 2018.  This represented an increase of 49.9% over the $147.5 million balance at December 31, 2017.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property.  An independent appraisal of the property is required on all loans greater than or equal to $500,000.   In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history.  We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans.  At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years.   We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate.  See Note 19 to the Consolidated Financial Statements  included in our 2018 Annual Report for additional information on interest-rate swaps.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity.  During 2018, commercial loan balances increased by $24.9 million, or 24.4%, to $126.9 million at year-end 2018.   We originate commercial loans primarily to businesses located within our primary market area. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed-rate loans are generally limited to a maximum term of five years.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. With economic improvement in our market areas, there was also an increase in commercial building activity. During 2018, construction loans increased by $18.9 million, or 44.2%, to $61.8 million compared to the $42.9 million in the portfolio at year-end 2017.   CFBank’s strong capital levels has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans, loans secured by deposits and purchased loans.  At December 31, 2018, the consumer loan portfolio totaled $29.5 million, which was 5.3% of gross loans receivable.  During 2018, the consumer loan portfolio increased  $4.1 million, or 16.2%, over the year-end 2017 balance of $25.4 million.

Home equity lines of credit include those loans we originate for our portfolio and purchased loans.  We offer a  variable rate home equity line of credit product which we originate for our portfolio.  The interest rate adjusts monthly at various margins above the prime rate of interest as disclosed in The Wall Street Journal.  The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment and the borrower’s FICO® score.  The amount of the line is based on the borrower’s credit history,  income and equity in the home.  When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment.  The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral.

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

Federal regulations and CFBank’s asset classification policy require use of an internal asset classification system as a means of reporting and monitoring assets.    We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system.    Loans are classified into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by banking regulators.    Loans designated as special mention are considered criticized assets.  Loans designated as substandard, doubtful or loss are considered classified assets. Loans designated as special mention possess weaknesses that, if left uncorrected, may result in deterioration of the repayment prospects for the loan or of CFBank’s credit position at some future date. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that there will be some loss if the deficiencies are not corrected. A loan considered doubtful has all of the weaknesses inherent in those classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, condition and values, highly questionable and improbable.  Loans designated as loss are considered uncollectible based on the borrower’s inability to make payments, and any value attached to collateral, if any, is based on liquidation value. Loans considered loss are generally uncollectible and have so little value that their continuance as assets is not warranted and are charged off, unless certain circumstances exist that could potentially warrant a specific reserve to be established.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2018 Annual Report for detailed information on criticized and classified loans as of December 31, 2018 and 2017.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2018, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	3	$767
Multi-family residential real estate	1	154
Commercial real estate	3	1,933
Home equity lines of credit	2	68
Total	9	$2,922

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented in the table below represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2018				December 31, 2017				December 31, 2016
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	-	$-	4	$167	2	$27	6	$253	1	$49	8	$397
Commercial	-	-	-	-	-	-	-	-	1	600	-	-
Consumer loans:
Home equity lines of credit	-	-	2	89	-	-	2	102	1	15	1	44
Other	-	-	1	21	-	-	-	-	-	-	-	-
Commercial loans	-	-	1	100	-	-	1	115	-	-	3	263
Total delinquent loans	-	$-	8	$377	2	$27	9	$470	3	$664	12	$704

Delinquent loans as a percent of total loans		.00%		.07%		.01%		.11%		.19%		.20%

	December 31, 2015				December 31, 2014
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	-	$-	12	$640	2	$46	9	$549
Commercial	-	-	1	446	-	-	1	477
Consumer loans:
Home equity lines of credit	-	-	2	115	-	-	2	153
Other	-	-	-	-	2	10	-	-
Commercial loans	1	9	3	224	-	-	3	369
Total delinquent loans	1	$9	18	$1,425	4	$56	15	$1,548

Delinquent loans as a percent of total loans		.00%		.47%		.02%		.59%

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

	At December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Loans past due over 90 days still on accrual	$-	$-	$-	$-	$-
Nonaccrual loans:
Single-family real estate	167	253	397	640	549
Multi-family real estate	-	-	-	-	-
Commercial real estate	-	-	-	446	477
Consumer	110	102	44	115	153
Commercial	100	115	263	224	369
Total nonaccrual loans	377	470	704	1,425	1,548
Total nonperforming loans	377	470	704	1,425	1,548
REO	38	-	204	1,636	1,636
Other foreclosed assets	-	-	-	-	-
Total nonperforming assets	415	470	908	3,061	3,184
Troubled Debt Restructurings (TDRs) (1)	3,061	3,271	2,986	4,920	5,233
Total nonperforming and troubled debt restructurings	$3,476	$3,741	$3,894	$7,981	$8,417
Nonperforming loans to total loans	0.07%	0.11%	0.20%	0.47%	0.59%
Nonperforming assets to total assets	0.06%	0.10%	0.21%	0.87%	1.01%

(1)

Reflects TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The $93,000 decrease in nonperforming loans in 2018 compared to 2017 was primarily due to loan payments,  payoffs and one loan transferred to REO.  There were  $49,000 in loans that became nonperforming in 2018 related to two single-family residential loans and one consumer loan.

CFBank has seen steady improvement in credit quality as reflected by the level of nonperforming loans over the last five years.    For the year ended December 31, 2018, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $33,000.  There was no interest income recognized on nonaccrual loans in 2018, except for $18,000 of interest income that was collected from the payoff of two single-family residential loans.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”).  There were no loans restructured in 2018 identified as TDRs.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $100,000 in TDRs at December 31, 2018, while non-accrual loans included $115,000 of TDRs at December 31, 2017.

At year-end 2018, there were a total of $3.1 million of TDRs, including $2.9 million in commercial real estate loans and $110,000 in single family residential loans, which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2018 Annual Report for additional information on nonperforming loans and TDRs as of December 31, 2018 and 2017.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan and Lease Losses (ALLL).  The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2018 Annual Report for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $7.0 million at December 31, 2018, and increased $42,000, or 0.6%, from $7.0 million at December 31, 2017.  The increase in the ALLL is due to net recoveries during the twelve months ended December 31, 2018.  The ratio of the ALLL to total loans was 1.26% at December 31, 2018, compared to 1.69% at December 31, 2017.  In addition, the ratio of the ALLL to nonperforming loans was 1859.9% at December 31, 2018, compared to 1483.0% at December 31, 2017.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2018; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the years ended December 31:

	2018	2017	2016	2015	2014
ALLL, beginning of period	$6,970	$6,925	$6,620	$6,316	$5,729
Charge-offs:
Real estate loans:
Single-family	6	-	147	40	-
Multi-family	-	-	-	-	-
Commercial real estate	-	-	-	25	5
Consumer loans:
Home equity	-	-	53	41	26
Other	-	-	1	10	-
Commercial loans	-	-	123	8	44
Total charge-offs	6	-	324	124	75

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	24	20	42	1	4
Multi-family	-	-	143	-	-
Commercial real estate	-	-	145	33	349
Consumer loans:
Home equity	22	23	69	113	24
Automobile	-	-	-	-	2
Other	-	-	-	6	-
Commercial loans	2	2	-	25	5
Total recoveries	48	45	399	178	384
Net charge-offs (recoveries)	(42)	(45)	(75)	(54)	(309)
Provision for loan and lease losses	-	-	230	250	278
Reclassification of ALLL on loan-related commitments	-	-	-	-	-
ALLL, end of period	$7,012	$6,970	$6,925	$6,620	$6,316
ALLL to total loans and leases	1.26%	1.69%	1.96%	2.18%	2.39%
ALLL to nonperforming loans	1859.95%	1483.00%	983.66%	464.56%	408.01%
Net charge-offs (recoveries) to ALLL	-0.60%	-0.65%	-1.08%	-0.82%	-4.89%
Net charge-offs (recoveries) to average loans and leases	-0.01%	-0.01%	-0.02%	-0.02%	-0.13%

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

	At December 31,
	2018			2017			2016
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$1,061	15.13%	21.23%	$912	13.08%	23.12%	$735	10.61%	26.21%
Multi-family	612	8.73%	8.54%	660	9.47%	8.63%	716	10.34%	9.71%
Commercial real estate	2,274	32.43%	31.10%	2,143	30.75%	27.06%	2,727	39.38%	29.83%
Construction	739	10.54%	11.08%	672	9.64%	10.37%	580	8.38%	7.31%
Consumer loans:
Home equity lines of credit	410	5.85%	4.30%	597	8.57%	6.06%	486	7.02%	6.55%
Other	97	1.38%	1.00%	2.03%		.09%	34.49%		.18%
Commercial loans	1,819	25.94%	22.75%	1,984	28.46%	24.67%	1,647	23.78%	20.21%
Total ALLL	$7,012	100.00%	100.00%	$6,970	100.00%	100.00%	$6,925	100.00%	100.00%

	At December 31,
	2015			2014
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$691	10.44%	27.00%	$634	10.04%	19.51%
Multi-family	705	10.65%	9.53%	818	12.95%	10.93%
Commercial real estate	2,710	40.94%	31.78%	2,541	40.23%	34.60%
Construction	561	8.47%	8.12%	442	7.00%	8.98%
Consumer loans:
Home equity lines of credit	474	7.16%	7.19%	441	6.98%	6.42%
Other	99	1.50%	1.98%	94	1.49%	1.90%
Commercial loans	1,380	20.84%	14.40%	1,346	21.31%	17.66%
Total ALLL	$6,620	100.00%	100.00%	$6,316	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $38 at December 31, 2018 and $0 at December 31, 2017. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2018 Annual Report for information regarding foreclosed assets at December 31, 2018.  Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2018, the securities portfolio totaled $10.1 million.  At December 31, 2018, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements contained in our 2018 Annual Report for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2018		2017		2016
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,978	$9,881	$11,499	$11,417	$13,521	$13,505
Mortgage-backed securities - residential	167	170	236	244	345	357
Collateralized mortgage obligations	62	63	110	112	189	196
Total	$10,207	$10,114	$11,845	$11,773	$14,055	$14,058

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2018.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$3,495	1.33%	$6,483	1.82%	$-	0.00%	$-	0.00%	$9,978	1.65%
Mortgage-backed securities - residential	3	7.50%	13	6.61%	102	3.60%	49	7.01%	167	4.90%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	62	4.16%	62	4.16%
Total	$3,498	1.33%	$6,496	1.83%	$102	3.60%	$111	5.41%	$10,207	1.72%

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

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  In addition, so long as CFBank has a negative accumulated deficit, any dividends or distributions by CFBank to the Holding Company will require prior non-objection of the OCC.  Any future dividend payments by CFBank to the Holding Company would be based on future earnings and, if necessary, regulatory approval.    See Note 18 to the Consolidated Financial Statements included in our 2018 Annual Report.

The Holding Company’s available cash and cash equivalents totaled $2.7 million at December 31, 2018.   Management believes that the Holding Company had adequate funds at December 31, 2018 to meet its current and anticipated operating needs at this time.  See the section titled “Liquidity and Capital Resources” contained in our 2018 Annual Report for information regarding Holding Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 46.0%  of average deposit balances in 2018.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2018, CFBank had $101.2 million in brokered deposits with maturity dates from January 2019 through December 2023. At December 31, 2018, cash, unpledged securities and deposits in other financial institutions totaled $68.0 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  CDARS one-way balances are considered brokered deposits by regulation.  Customer balances in the CDARS reciprocal and ICS programs, which no longer qualify as brokered, totaled $48.1 million at December 31, 2018 and increased $34.5 million, or 254.2%, from $13.6 million at December 31, 2017.

Certificate accounts in amounts of $100,000 or more totaled $216.6 million at December 31, 2018,  maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$47,624	2.02%
Over 3 through 6 months	24,880	2.19%
Over 6 through 12 months	62,565	2.53%
Over 12 months	81,508	2.47%
Total	$216,577

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.    Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2018			2017			2016
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$28,985	6.06%	1.34%	$7,757	2.10%	0.09%	$7,245	2.29%	0.03%
Money market accounts	117,773	24.63%	1.29%	99,166	26.87%	0.75%	90,512	28.67%	0.78%
Savings accounts	17,048	3.56%	0.10%	16,876	4.57%	0.10%	16,398	5.19%	0.10%
Certificates of deposit	220,145	46.03%	1.90%	168,443	45.65%	1.36%	156,084	49.44%	1.24%
Noninterest-bearing deposits:
Demand deposits	94,333	19.72%	-	76,810	20.81%	-	45,468	14.41%	-
Total Average Deposits	$478,284	100.00%	1.59%	$369,052	100.00%	1.05%	$315,707	100.00%	0.98%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2018.

	Period to Maturity from December 31, 2018				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2018	2017	2016
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$6,194	$1,635	$435	$290	$8,554	$16,357	$26,047
1.00 to 1.99%	48,520	9,217	5,255	-	62,992	123,029	132,902
2.00 to 2.99%	115,828	22,638	5,357	28,849	172,672	42,845	13,360
3.00 to 3.99%	4,965	6,300	3,870	14,292	29,427	-	-
4.00 to 4.99%	20	-	-	-	20	-	-
5.00% and above	-	-	-	-	-	-	-
Total certificate accounts	$175,527	$39,790	$14,917	$43,431	$273,665	$182,231	$172,309

See the sections titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2018 Annual Report to Stockholders for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth.   The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, commercial real estate loans and home equity lines of credit loans,  securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $13.5 million at December 31, 2018.  Based on the collateral pledged and CFBank’s holdings of FHLB stock, CFBank was eligible to borrow up to a total of $68.3 million at year-end 2018.

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6.0 million.  The Holding Company increased the credit facility by $2.0 million in July 2018, and by an additional $2.0 million in December 2018, which increased the total borrowing limit to $10.0 million.  In December 2018, the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of December 31, 2018, the Company had an outstanding balance of $6.0 million under the credit facility.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program.  The borrowings are collateralized by commercial loans and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $58.5 million at year-end 2018.  There were no amounts outstanding from the Federal Reserve Bank at December 31, 2018.  CFBank also had $8.0 million available in an unsecured line of credit with a  commercial bank at December 31, 2018.  Interest on this line accrues daily and is variable based on the commercial bank’s cost of funds and current market returns.  There was no amount outstanding on this line of credit at December 31, 2018.    See the section titled “Liquidity and Capital Resources” contained in our 2018 Annual Report to Stockholders for additional information.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2018 Annual Report for information regarding subordinated debentures issued by the Company in 2003 and 2018.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2018	2017	2016
Short-term FHLB advances and other borrowings:
Average balance outstanding	$1,054	$325	$385
Maximum amount outstanding at any month-end during the period	17,500	11,100	6,000
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	1.98%	1.29%	0.59%

Subsidiary Activities

As of December 31, 2018,  we maintained CFBank and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2018,  the Company had  92 full-time and 3 part-time employees.

Regulation and Supervision

Set forth below is a brief description of certain laws and regulations that apply to us.  This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.

Overview

The Holding Company and CFBank are subject to examination and comprehensive federal regulation and oversight by federal banking agencies.  Such regulation and oversight is intended primarily for the protection of consumers, depositors, borrowers, the FDIC’s Deposit Insurance Fund (the “DIF”) and the banking system as a whole and not for the protection of shareholders.  Applicable laws and regulations restrict permissible activities and investments and require actions to protect loan, deposit, brokerage, fiduciary and other customers, as well as the DIF.  They also may restrict the Holding Company’s ability to repurchase its stock or to receive dividends from CFBank and impose capital adequacy and liquidity requirements.

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

Prior FRB Approval.  The Bank Holding Company Act requires the prior approval of the FRB in any case where a financial holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the financial holding company;
•	acquire all or substantially all of the assets of another bank or another financial or bank holding company; or
•	merge or consolidate with any other financial or bank holding company.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was signed into law.  The Regulatory Relief Act was designed to provide regulatory relief for banking organizations, particularly for all but the very largest, those with assets in excess of $250 billion.  Bank holding companies with assets of less than $100 billion are no longer subject to enhanced prudential standards, and those with assets between $100 billion and $250 billion will be relieved of those requirements in 18 months, unless the Federal Reserve Board takes action to maintain those standards.  Certain regulatory requirements applied only to banks with assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

The Regulatory Relief Act also provides that the banking regulators must adopt regulations implementing the provision that banking organizations with assets of less than $10 billion are permitted to satisfy capital standards and be considered "well capitalized" under the prompt corrective action framework if their leverage ratios of tangible assets to average consolidated assets is between 8% and 10%, unless the bank's federal banking agency determines that the organization's risk profile warrants a more stringent leverage ratio.  The OCC, the FRB and the FDIC have proposed for comment the leverage ratio framework for any banking organization with total consolidated assets of less than $10 billion, limited amounts of certain types of assets and off-balance sheet exposures, and a community bank leverage ratio greater than 9%.  The community bank leverage ratio would be calculated as the ratio of tangible equity capital divided by average total consolidated assets.  Tangible equity capital would be defined as total bank equity capital  or total holding company equity capital, as applicable, prior to including minority interests, and excluding accumulated other comprehensive income, deferred tax assets arising from net operating loss and tax credit carry forwards, goodwill and other intangible assets (other than mortgage servicing assets).  Average total assets would be calculated in a manner similar to the current tier 1 leverage ratio denominator in that amounts deducted from the community bank leverage ratio numerator would also be excluded from the community bank leverage ratio denominator.

The OCC, the Federal Reserve Board and the FDIC also adopted a rule providing banking organizations the option to phase in over a three-year period the day-one adverse effects on regulatory capital that may result from the adoption of new current expected credit loss methodology accounting under U. S. generally accepted accounting principles.

The Regulatory Relief Act also relieves bank holding companies and banks with assets of less than $100 billion in assets from certain record-keeping, reporting and disclosure requirements.

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

An affiliate of a bank is any company or entity which controls, is controlled by or is under common control with the bank.  The term “covered transaction” includes the making of loans to an affiliate, the purchase of assets from an affiliate, the issuance of a guarantee on behalf of an affiliate, the purchase of securities issued by an affiliate and other similar types of transactions with an affiliate.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer, which began to phase in starting on January 1, 2016, at .625%, was 1.88% at December 31, 2018 and was fully phased in at 2.5% on January 1, 2019.

In September 2017, the Federal Reserve Board, along with other bank regulatory agencies, proposed amendments to their capital requirements to simplify certain aspects of the capital rules for community banks, including CFBank, in an attempt to reduce the regulatory burden for smaller financial institutions.  In November 2017, the federal banking agencies extended for community banks the existing capital requirements for certain items that were scheduled to change effective January 1, 2018, in light of the simplification amendments being considered, including extending the existing capital requirements for mortgage servicing assets and certain other items.  The intent is to prevent different rules from taking effect while the banking regulatory agencies consider a broader simplification of the capital rules.  As described above, the bank regulatory agencies have proposed revised capital requirements under the Regulatory Relief Act.

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2018.

The Holding Company currently qualifies under the FRB’s Small Bank Holding Company Policy Statement for exemption from the FRB’s consolidated risk-based capital and leverage rules at the holding company level.  In April 2015, the FRB issued a final rule which increased the size limitation for qualifying bank holding companies under the Small Bank Holding Company Policy Statement from $500 million to $1 billion of total consolidated assets.  In August 2018, the FRB issued an interim final rule, as required by the Regulatory Relief Act, to further increase the size limitation under the Small Bank Holding Company Policy Statement to $3 billion of total consolidated assets.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC’s new rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reaches 1.35%.  The DRR reached 1.36% at September 30, 2018.  The rules also provide assessment credits to banks with assets of less than $10 billion for the portion of their assessments that contribute to the increase of the DRR to 1.35%, with such credits to be applied when the DRR is at least 1.38%.  The rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

Generally, for national banks such as CFBank, it is required that before and after the proposed distribution the institution remain well-capitalized.  National banks may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus retained net income for the two preceding years.  However, an institution deemed to be in need of more than normal supervision by the OCC may have its dividend authority restricted by the OCC.   In addition, to the extent that a national bank has a negative accumulated deficit, any distributions or dividends by the bank are subject to prior non-objection by the OCC.  As of December 31, 2018, CFBank had an accumulated deficit of approximately $7.2 million, which reflected a reduction of $5.4 million since December 31, 2017, as a result of the retention of earnings during such period

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of December 31, 2018, the Holding Company a total of $2.7 million of cash at the Holding Company level, which included approximately $1.1 million of retained proceeds from the Holding Company’s issuance of $10 million of fixed-to-floating rate subordinated debt in December 2018, as well as an additional $4 million of availability under the Holding Company’s revolving line-of-credit.

The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.    See Note 18-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2018 Annual Report for additional information.

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2018. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

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

In 2011, federal banking regulatory agencies jointly issued proposed rules on incentive-based compensation arrangements under applicable provisions of the Dodd-Frank Act (the “First Proposed Joint Rules”).  The First Proposed Joint Rules generally would have applied to financial institutions with $1 billion or more in assets that maintain incentive-based compensation arrangements for certain covered employees.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2018 that no valuation allowance was required against the net deferred tax asset.    On December 22, 2017, the “Tax Cuts and Jobs Act” was enacted into law reducing the federal corporate tax rate to 21%, effective January 1, 2018.  The Company conducted a revaluation of its existing deferred tax asset (DTA) to reflect the impact of the new tax rates, which resulted in the Company recording an additional tax expense in the fourth quarter of 2017 in the amount of $979,000.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.   At year-end 2018, the Company had net operating loss carryforwards of $22.7 million, which expire at various dates from 2024 to 2033.  As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled  $473,000 at year-end 2018.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.   Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.    See Note 13 to the Consolidated Financial Statements included in our 2018 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  The election of a new United States President in 2016 has resulted in substantial changes in economic and political conditions for the United States and the rest of the world.  Disruptions in the United States and global financial markets and changes in oil production in the Middle East affect the economy and stock prices in the United States, which can affect our earnings and capital and the ability of our customers to repay loans.  The timing and circumstances of the United Kingdom leaving the European Union (Brexit) and their effects on the United States are unknown.  Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.  Moreover, our market activities are concentrated in the following Ohio counties:  Franklin County, and contiguous counties through our office in Worthington, Ohio and loan production office in Columbus, Ohio, Cuyahoga County, and contiguous counties through our agency office in Woodmere, Ohio, Hamilton County, and contiguous counties through our office in Glendale, Ohio, Summit County, and contiguous counties through our office in Fairlawn, Ohio; Columbiana County, and contiguous counties through our offices in Wellsville and Calcutta, Ohio.   Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.  Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

We may not be able to effectively manage our growth.

We have experienced significant growth in the amount of our total loans in the past several years.  Since January 1, 2014, our total net loans have grown by $293.6 million, or 114.2%, and our total assets have grown by $349.4 million, or 110.7%.  Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth.  We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion.  If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

Our allowance for loan losses may not be adequate to cover actual losses.  Higher loan losses could require us to increase our allowance for loan losses through a charge to earnings.

When we loan money we incur the risk that our borrowers will not repay their loans.  We reserve for loan losses by establishing an allowance through a charge to earnings.  The amount of this allowance is based on our assessment of probable incurred credit losses in our loan portfolio.  The process for determining the amount of the allowance is critical to our financial condition and results of operations.  It requires subjective and complex judgments about the future, including forecasts of economic or market conditions that might impair the ability of our borrowers to repay their loans.  It also requires that we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.  The allowance for loan losses may not be sufficient to cover probable losses in our loan portfolio.  We might underestimate the loan losses inherent in our loan portfolio and have loan losses in excess of the amount reserved.  We might increase the allowance because of changing economic conditions.  For example, when real estate values decline, the potential severity of loss on a real estate-secured loan can increase significantly, especially in the case of loans with high loan-to-value ratios.  A decline in the national economy or in the local economies of the areas in which our loans are concentrated could result in an increase in loan delinquencies, foreclosures or repossessions resulting in increased charge-off amounts and the need for additional loan loss allowances in future periods.  In addition, our determination as to the amount of our allowance for loan losses is subject to review by our regulators as part of their examination process, which may result in the establishment of an additional allowance based upon the judgment of the regulators after a review of the information available at the time of their examination.  The additions to our allowance for loan losses would be made through increased provisions for loan losses, which would reduce our income and could materially and adversely affect our financial condition, earnings and profitability.

We may make, or be required to make, further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As a result of changes in balances and composition of the loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of nonperforming assets will fluctuate.  If housing and real estate markets decline, we may experience increased delinquencies and credit losses.  An increase in our nonperforming assets, credit losses or our provision for loan losses would adversely affect our financial condition and results of operations.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates.  The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of December 31, 2018, the Holding Company a total of $2.7 million of cash at the Holding Company level, which included approximately $1.1 million of retained proceeds from the Holding Company’s issuance of $10 million of fixed-to-floating rate subordinated debt in December 2018, as well as an additional $4 million of availability under the Holding Company’s revolving line-of-credit.

In the event that CFBank is unable to pay dividends to the Holding Company, the Holding Company may not be able to service its debt, pay its other obligations or pay dividends on its outstanding stock.  Accordingly, the Holding Company’s inability to receive dividends from CFBank could also have a material adverse effect on our business, financial condition and results of operations.

Various federal and state statutory provisions and regulations limit the amount of dividends that CFBank may pay to the Holding Company without regulatory approval.  Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.  In addition, so long as CFBank has a negative accumulated deficit, any dividends or distributions by CFBank to the Holding Company will require prior non-objection of the OCC.  As of December 31, 2018, CFBank had an accumulated deficit of approximately $7.2 million, which reflected a reduction of $5.4 million since December 31, 2017 as a result of the retention of earnings.

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

The DIF maintained by the FDIC to resolve bank failures is funded by fees assessed on insured depository institutions.  The costs of resolving bank failures increased for a period of time and decreased the DIF.  The FDIC collected a special assessment in 2009 to replenish the DIF and also required a prepayment of an estimated amount of future deposit insurance premiums.  If the costs of future bank failures increase, the deposit insurance premiums required to be paid by CFBank may also increase.  The FDIC recently adopted rules revising its assessments in a manner benefitting banks, such as CFBank, with assets totaling less than $10 billion.  There can be no assurance, however, that assessments will not be changed in the future.

Changing interest rates may decrease our earnings and asset values.

Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to inflation, recession, changes in employment levels, changes in the money supply and domestic and international disorder and instability in domestic and foreign financial markets.  Changes in the interest rate environment may reduce our profits.  Net interest income is a significant component of our net income, and consists of the difference, or spread, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities.  Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities.  Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods to which they reprice, they may react in different degrees to changes in market interest rates.  In addition, residential mortgage loan origination and refinancing volumes are affected by market interest rates on loans.  Rising interest rates generally are associated with a lower volume of loan originations and refinancings, while falling interest rates are usually associated with higher loan originations and refinancings.  Our ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations.  Cash flows are affected by changes in market interest rates.  Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase.  A majority of our commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest.  Changes in interest rates, prepayment speeds and other factors may also cause the value of our loans held for sale to change.  Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.

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

The financial services industry is extensively regulated.  We are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of our operations.  These laws and regulations are primarily intended for the protection of consumers, depositors, borrowers and the DIF, not to benefit our shareholders.  Changes to laws and regulations or other actions by regulatory agencies may negatively impact us, possibly limiting the services we provide, increasing the ability of non-banks to compete with us or requiring us to change the way we operate.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses.  Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The implementation of the Basel III Capital Rules result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer was phased in over time, becoming fully effective on January 1, 2019, and consist of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revised the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, were fully phased in effective January 1, 2019.  Although the implementation of Basel III, once fully phased in, did not have a material impact on our capital ratios, any future changes to capital requirements could have such an effect.

We face strong competition from other financial institutions, financial services companies and other organizations offering services similar to those offered by us, which could result in our not being able to sustain or grow our loan and deposit businesses.

We conduct our business operations primarily in Franklin, Cuyahoga, Hamilton, Summit, and Columbiana Counties, Ohio, and make loans generally throughout Ohio, and residential mortgage loans on a national basis.  Increased competition within these markets may result in reduced loan originations and deposits.  Ultimately, we may not be able to compete successfully against current and future competitors.  Many competitors offer the types of loans and banking services that we offer.  These competitors include other savings associations, community banks, regional banks and money center banks.  We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries.  Our competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

The Amended and Restated Certificate of Incorporation also authorizes the issuance of 1,000,000 shares of preferred stock, as well as 9,090,909 shares of common stock. These shares could be issued without further stockholder approval on terms or in circumstances that could deter a future takeover attempt.

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

We are required by federal regulatory authorities to maintain adequate levels of capital to support our operations.  In addition, federal banking agencies have recently finalized extensive changes to their capital requirements, including the adoption of the Basel III Capital Rules as discussed above, which result in higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  The final impact on us is unknown at this time, but could potentially require us to raise additional capital in the future.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions and a number of other factors, many of which are outside our control, and are based on our financial performance.  Accordingly, we cannot be assured of our ability to raise additional capital if needed or on terms acceptable to us.  If we cannot raise additional capital when needed or on acceptable terms, it may have a material adverse effect on our financial condition, results of operations and prospects.

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

Changes in accounting standards, policies, estimates or procedures could impact our reported financial condition or results of operations.

The accounting standard setters, including the Financial Accounting Standards Board (the “FASB”), the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements.  The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements.  Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates.  In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  The Company will be required to comply with the new standard beginning January 1, 2020.  Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital.  The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

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

Although publicly traded, our Common Stock has less liquidity than the average liquidity of stocks listed on NASDAQ.

Although our common stock is listed for trading on NASDAQ, our common stock has less liquidity than the average liquidity for companies listed on NASDAQ. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common stock at any given time. This marketplace depends on the individual decisions of investors and general economic and market conditions over which we have no control. This limited market may affect your ability to sell your shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our common stock. For these reasons, our common stock should not be viewed as a short-term investment.

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

A transition away from LIBOR as a reference rate for financial contracts could negatively affect our income and expenses and the value of various financial contracts.

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark.

Other benchmarks may perform differently than LIBOR or alternative benchmarks have performed in the past or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conducted our business through five branch offices located in Franklin, Hamilton, Summit and Columbiana Counties, Ohio, and through a loan production office located in Franklin County, Ohio and an agency office located in Cuyahoga County, Ohio as of December 31, 2018.  The net book value of the Company’s properties totaled $3.2 million at December 31, 2018.   CFBank also leases its branch offices in Fairlawn, Ohio and Glendale, Ohio,  its loan production office in Columbus, Ohio and its agency office located in Woodmere, Ohio in Cuyahoga County.  See Note 8 to the Consolidated Financial Statements included in our 2018 Annual Report for further discussion.

Locations

Administrative Office (owned facility):

7000 N. High Street

Worthington, Ohio 43085

Branch Offices:

Worthington Branch (owned facility)

7000 N. High Street

Worthington, Ohio 43085

Glendale Branch (leased facility)

38 Village Square

Glendale, Ohio 44122

Blue Ash Branch (leased facility-  to open March, 2019)

10300 Alliance Rd. #150

Cincinnati, Oh 45242

Fairlawn Branch (leased facility)

3009 Smith Road, Suite 100

Fairlawn, Ohio 44333

Wellsville Branch (owned facility)

601 Main Street

Wellsville, Ohio 43968

Calcutta Branch (owned facility)

49028 Foulks Drive

Calcutta, Ohio 43920

Loan Production Office (leased facility):

8101 North High Street, Suite 180

Columbus, Ohio 43235

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
(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2018.

Period	Total number of common shares purchased (1)	Average price paid per common share		Total number of common shares purchased as part of publicly announced plans or programs
October 1 through October 31, 2018	-	-		-
November 1 through November 30, 2018	1,124	$13.22	(2)	-
December 1 through December 31, 2018	2,411	11.04	(3)	-
Total	3,535	$11.73		-

(1)	Represents shares of common stock surrendered by officers and employees of the Company for payment of taxes upon vesting of restricted stock granted under the 2009 Equity Compensation Plan.
(2)	Represents the closing price of the Company’s common stock on November 3, 2018, which was the vesting date of the restricted stock surrendered for payment of taxes.
(3)	Represents the average closing price of the Company’s common stock on December 20, 2018 and December 21, 2018, which was the vesting dates of the restricted stock surrendered for payment of taxes.

The market information required by Item 201(a), the stockholders information required by Item 201(b) and the dividend information required by Item 201(c) of Regulation S-K are incorporated herein by reference from our 2018 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Market Prices and Dividends Declared.”

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2018 Annual Report; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2018 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2018 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Quantitative and Qualitative Disclosures about Market Risks” therein.

Item  8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2018 Annual Report; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

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

None

Item  9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2018, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2018 were effective.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2018 Annual Report; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”  therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.

None

PART III

Item  10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2019 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Provided below is information regarding our executive officers:

Name	Age at December 31, 2018	Position held with the Holding Company and/or Subsidiaries

Timothy T. O’Dell	65	President and Chief Executive Officer of the Holding Company and CFBank

John W. Helmsdoerfer	60	Chief Financial Officer of the Holding Company and CFBank; Treasurer of the Holding Company

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

Mr. Helmsdoerfer has been the CFO of the Holding Company and CFBank since March 2013.  As a CPA with over 38 years of financial experience, which includes Big Four public accounting and 28 years as a CFO, he has a diverse finance and operations background in addition to his financial services background.  Prior to joining CFBank, Mr. Helmsdoerfer spent 18 years with Fifth Third Bank where he held positions as both a CFO and Regional CFO for the Central Ohio affiliate and region.   He also served as CFO for Nationwide Bank and Wilmington Savings Bank during his career.   Mr. Helmsdoerfer holds a B.S.B.A degree from Miami University where he graduated cum laude.

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2019 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.”    Copies of Forms 3, 4 and 5 filed under section 16(a) of the Exchange Act are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

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

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2019 Proxy Statement, under the captions  “CORPORATE GOVERNANCE” and “AUDIT COMMITTEE MATTERS.”

Item  11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2019 Proxy Statement, under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “2018 COMPENSATION OF DIRECTORS.”

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2019 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2019 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-Equity  Compensation  Plan  Information,” and from our 2018 Annual Report, where the information appears under the caption “Note 15 – Stock-Based Compensation” therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2019 Proxy Statement, under the caption “CORPORATE GOVERNANCE–Certain Relationships and Related Transactions”  and “CORPORATE GOVERNANCE– Director  Independence.”

Item 14.    Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated by reference from our 2019 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

PART IV

Item  15.    Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of  Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Warrant for the purchase of common stock of Central Federal Corporation (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.3

Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.3 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.4

Form of Subordinated Note Purchase Agreement by and between the Company and several Purchasers, dated December 20,2018 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed with the Commission on December 21, 2018 (File No. 0-25045))

4.5

Form of 7.0% Fixed-to-Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K filed with the Commission on December 21, 2018 (File No. 0-25045))

4.6	Agreement to furnish instruments defining rights of holders of long-term debt
10.1*	1999 Stock-Based Incentive Plan (as Amended and Restated) (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 21, 2000)
10.2*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009)
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

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2018
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

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
Date: March 15, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 15, 2019
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 15, 2019
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 15, 2019
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 15, 2019
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 15, 2019
Edward W. Cochran

/s/ Robert H. Milbourne	Director	March 15, 2019
Robert H. Milbourne

/s/ David L. Royer	Director	March 15, 2019
David L. Royer