Form 10-Q
period 2019-03-31
CENTRAL FEDERAL CORP
filed 2019-05-10
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]   No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]    Accelerated filer [  ]    Non-accelerated filer [X]    Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]    No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	CFBK	The NASDAQ Capital Market

As of May 3, 2019, there were 4,413,931 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$95,993	$67,304
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	9,144	10,114
Loans held for sale, at fair value	27,920	17,385
Loans and leases, net of allowance of $7,024 and $7,012	564,556	550,683
FHLB and FRB stock	3,816	3,476
Foreclosed assets, net	-	38
Premises and equipment, net	3,875	3,864
Operating lease right-of-use assets	2,057	-
Bank owned life insurance	5,237	5,203
Accrued interest receivable and other assets	7,781	6,858
Total assets	$720,479	$665,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$130,563	$111,445
Interest bearing	501,266	468,341
Total deposits	631,829	579,786
FHLB advances and other debt	18,500	19,500
Advances by borrowers for taxes and insurance	398	827
Operating lease liabilities	2,261	-
Accrued interest payable and other liabilities	5,081	4,586
Subordinated debentures	14,776	14,767
Total liabilities	672,845	619,466

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909 (1);
shares issued: 4,423,531 at March 31, 2019 and 4,366,297 at December 31, 2018	44	44
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at March 31, 2019 and 0 at December 31, 2018	-	-
Additional paid-in capital	62,039	61,706
Accumulated deficit	(11,045)	(12,752)
Accumulated other comprehensive loss	(38)	(73)
Treasury stock, at cost; 31,235 shares of common stock at March 31, 2019 and December 31, 2018	(3,366)	(3,366)
Total stockholders' equity	47,634	45,559
Total liabilities and stockholders' equity	$720,479	$665,025

(1)	Reflects 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Interest and dividend income
Loans and leases, including fees	$7,490	$4,867
Securities	42	43
FHLB and FRB stock dividends	54	47
Federal funds sold and other	355	147
	7,941	5,104
Interest expense
Deposits	2,433	1,042
FHLB advances and other debt	151	92
Subordinated debentures	257	59
	2,841	1,193
Net interest income	5,100	3,911
Provision for loan and lease losses	-	-
Net interest income after provision for loan losses	5,100	3,911

Noninterest income
Service charges on deposit accounts	124	118
Net gains on sales of loans	1,503	308
Earnings on bank owned life insurance	34	33
Other	33	22
	1,694	481
Noninterest expense
Salaries and employee benefits	2,501	1,897
Occupancy and equipment	218	167
Data processing	316	231
Franchise and other taxes	106	102
Professional fees	288	250
Director fees	131	97
Postage, printing and supplies	67	49
Advertising and marketing	626	267
Telephone	45	32
Loan expenses	46	15
Foreclosed assets, net	(9)	-
Depreciation	71	59
FDIC premiums	152	88
Regulatory assessment	42	34
Other insurance	23	22
Other	71	104
	4,694	3,414
Income before incomes taxes	2,100	978
Income tax expense	419	186
Net income	1,681	792
Accretion of discount and value of warrants exercised related to Series B preferred stock	26	(26)
Net income attributable to common stockholders	$1,707	$766

Earnings per common share:
Basic (Restated - See Note 1)	$0.39	$0.18
Diluted (Restated - See Note 1)	$0.39	$0.17

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net income	$1,681	$792
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $10 and ($12)	35	(54)
Other comprehensive income (loss), net of tax	35	(54)
Comprehensive income	$1,716	$738

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at January 1, 2019	$44	$61,706	$(12,752)	$(73)	$(3,366)	$45,559
Net income			1,681			1,681
Other comprehensive income				35		35
Issuance of 33,788 stock based incentive plan shares, net of forfeitures	-	-				-
Restricted stock expense, net of forfeitures		116				116
Exercise of warrants to common stock	-	243				243
Accretion of discount on warrants		(26)	26			-
Balance at March 31, 2019	$44	$62,039	$(11,045)	$(38)	$(3,366)	$47,634

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at January 1, 2018 (1)	$43	$60,676	$(17,087)	$(47)	$(3,324)	$40,261
Net income			792			792
Other comprehensive loss				(54)		(54)
Restricted stock expense, net of forfeitures		96				96
Exercise of warrants to common stock		7				7
Accretion of discount on warrants		26	(26)			-
Balance at March 31, 2018	$43	$60,805	$(16,321)	$(101)	$(3,324)	$41,102

(1) January 1, 2018 Common Stock and Additional Paid-In Capital balances were  restated for 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1.

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended
	March 31,
	2019	2018
Net Income	$1,681	$792
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	71	59
Amortization, net	(44)	(17)
Deferred income tax (benefit)	(8)	2
Originations of loans held for sale	(81,876)	(11,484)
Proceeds from sale of loans held for sale	73,502	4,053
Net gains on sales of loans	(1,503)	(308)
Write-down of premises and equipment	-	32
Gain on sale of foreclosed assets	(12)	-
Earnings on bank owned life insurance	(34)	(33)
Stock-based compensation expense	116	96
Net change in:
Accrued interest receivable and other assets	(991)	(256)
Operating lease right-of-use asset	127	-
Operating lease right-of-use liability	(107)	-
Accrued interest payable and other liabilities	712	(103)
Net cash used by operating activities	(8,366)	(7,167)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,017	530
Loan and lease originations and payments, net	(15,383)	3,599
Loans purchased	-	(19,669)
Proceeds from the sale of loans	886	-
Additions to premises and equipment	(82)	(142)
Purchase of FRB Stock	(340)	(24)
Return of investment-joint ventures	50	-
Proceeds from the sale of foreclosed assets	50	-
Net cash used by investing activities	(13,802)	(15,706)
Cash flows from financing activities
Net change in deposits	52,043	42,017
Proceeds from FHLB advances and other debt	-	6,000
Repayments on FHLB advances and other debt	(1,000)	-
Net change in advances by borrowers for taxes and insurance	(429)	(253)
Exercise of warrants to common stock	243	7
Net cash from financing activities	50,857	47,771
Net change in cash and cash equivalents	28,689	24,898
Beginning cash and cash equivalents	67,304	45,498
Ending cash and cash equivalents	$95,993	$70,396

Supplemental cash flow information:
Interest paid	$2,628	$1,187
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	657	-
Transfer of other liability to operating lease right-of-use asset	184	-
Initial recognition of operating right-of-use lease asset	2,368	-
Initial recognition of operating right-of-use lease liability	2,368	-

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three months ended March 31, 2019 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2018 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2018 (referred to herein as the “2018 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

Joint Ventures:    The Holding Company has contributed funds into a series of joint ventures (equity stake) for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources.  The joint ventures are engaged in shorter term operating activities related to single family real estate developments.  Income is recognized based on a rate of return on the outstanding investment balance.  As units are sold, the Holding Company receives an additional incentive payment, which is recognized as income. Under ASU 2016-15, the Company has elected the nature of distribution approach to recognize returns from equity method investments.  Returns on investment are classified as cash flows from operating activities and returns of investment are classified as investing activities.

Low Income Housing Tax Credits (LIHTC):    The Company has invested in low income housing tax credits through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for the Housing Tax Credit. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

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

	Three months ended
	March 31,
	2019	2018
	(unaudited)
Basic
Net income	$1,681	$792
Accretion of discount and value of warrants exercised related to Series B preferred stock	26	(26)
Net income allocated to common stockholders	$1,707	$766

Weighted average common shares outstanding including unvested share-based payment awards(1)	4,355,748	4,242,911
Less: Unvested share-based payment awards	-	-
Average shares	4,355,748	4,242,911
Basic earnings per common share	$0.39	$0.18

Diluted
Net earnings allocated to common stockholders	$1,707	$766
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-
Net earnings allocated to common stockholders	$1,707	$766

Weighted average common shares outstanding for basic earnings per common share(1)	4,355,748	4,242,911
Add: Dilutive effects of assumed exercises of stock options	39,073	39,299
Add: Dilutive effects of assumed exercises of stock warrants	22,954	207,259
Average shares and dilutive potential common shares	4,417,775	4,489,469
Diluted earnings per common share	$0.39	$0.17

(1)	Adjusted for 1-for-5.5 reverse stock split on August 20, 2018.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended March 31,
	2019	2018
	(unaudited)
Stock options	483	919

Dividend Restriction:    Banking regulations require us to maintain certain capital levels and may limit the dividends paid by CFBank to the Holding Company or by the Holding Company to stockholders.  The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, under the terms of the Holding Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Adoption of New Accounting Standards:

The FASB has issued ASU No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.  The new standard is intended to improve and simplify accounting rules around hedge accounting.  The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.  The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For public companies, early adoption is permitted in any interim period or fiscal years before the effective date of the standard.  Adoption of ASU 2017-12 did not have a significant impact on the Company’s consolidated financial statements.

On February 25, 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842).  Under the new ASU, lessees recognize lease assets and liabilities on their balance sheets for all leases with terms of more than 12 months.  The new lessee accounting model retains two types of leases, and is consistent with the lessee accounting model under existing GAAP.  One type of lease (finance leases) is accounted for in substantially the same manner as capital leases were previously accounted for.  The other type of lease (operating leases) is accounted for (both in the income statement and statement of cash flows) in a manner consistent with today’s operating leases.  Lessor accounting under the new standard is fundamentally consistent with existing GAAP.  Lessees and lessors would be required to provide additional qualitative and quantitative disclosures to help financial statement users assess the amount, timing, and uncertainty of cash flows arising from leases.  These disclosures are intended to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an organization’s leasing activities.  For public business entities, the final lease standard was effective for fiscal years beginning after December 15, 2018 including interim periods within those fiscal years.  Early application was permitted.

The Company adopted the guidance on January 1, 2019 by electing the optional additional transition method permitted by ASU 2018-11 allowing for recognition of applicable leases as of January 1, 2019.  Additionally, the Company elected the following accounting policies:

•	The practical expedient package that foregoes:
•	reassessment of any expired or existing contracts for a lease
•	reassessment of lease classifications for expired or existing leases
•	reassessment of initial direct costs for existing leases
•	The hindsight practical expedient to determine lease term and impairments of right-to-use assets.
•	Other practical expedients regarding land easement, combining lease and non-lease components and the exclusion of short-term leases.

The Company recognized right-of-use assets and lease liabilities of approximately $2.4 million, representing its operating lease commitments, upon adoption.

In March 2019, the FASB issued ASU No. 2019-01, Leases (Topic 842): Codification Improvements. This ASU (1) states that for lessors that are not manufacturers or dealers, the fair value of the underlying asset is its cost, less any volume or trade discounts, as long as there isn’t a significant amount of time between acquisition of the asset and lease commencement; (2) clarifies that lessors in the scope of ASC 942 must classify principal payments received from sales-type and direct financing leases in investing activities in the statement of cash flows; and (3) clarifies the transition guidance related to certain interim disclosures provided in the year of adoption. To coincide with the adoption of ASU No. 2016-02, the Company elected to early adopt ASU 2019-01 on January 1, 2019. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

Future Accounting Matters:

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

ASU 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  ASU 2016-13 will take effect for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase its allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures.  Management has been running and evaluating various scenarios.  At this time, the estimated impact on the Company’s consolidated financial statements, including disclosures, cannot be reasonably determined.

General Litigation

The Company is subject to claims and lawsuits that arise primarily in the ordinary course of business.  In the opinion of management, the disposition or ultimate resolution of such claims and lawsuits is not anticipated to have a material adverse effect on the consolidated financial position, results of operations and cash flows of the Company.

Reclassifications

Reclassification of certain amounts in the 2018 consolidated financial statements have been made to conform to the 2019 presentation.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,979	$10	$62	$8,927
Mortgage-backed securities - residential	157	4	-	161
Collateralized mortgage obligations	56	-	-	56
Total	$9,192	$14	$62	$9,144

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,978	$2	$99	$9,881
Mortgage-backed securities - residential	167	3	-	170
Collateralized mortgage obligations	62	1	-	63
Total	$10,207	$6	$99	$10,114

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2019 or March 31, 2018.

There were no sales of securities for the three months ended March 31, 2019 and 2018.

The amortized cost and fair value of debt securities at March 31, 2019 and December 31, 2018 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2019		December 31, 2018
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,495	$3,474	$3,495	$3,472
Due from one to five years	5,484	5,453	6,483	6,409
Mortgage-backed securities - residential	157	161	167	170
Collateralized mortgage obligations	56	56	62	63
Total	$9,192	$9,144	$10,207	$10,114

Fair value of securities pledged was as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Pledged as collateral for:
FHLB advances	$4,067	$4,058
Public deposits	2,002	1,997
Interest-rate swaps	98	104
Total	$6,167	$6,159

At March 31, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2019 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$-	-	$7,437	$62	$7,437	$62
Total temporarily impaired	$-	$-	$7,437	$62	$7,437	$62

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

December 31, 2018	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$499	$1	$8,401	$98	$8,900	$99
Total temporarily impaired	$499	$1	$8,401	$98	$8,900	$99

The unrealized losses in U.S. Treasuries at March 31, 2019 and December 31, 2018 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2019 and December 31, 2018.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2019	December 31, 2018
	(unaudited)
Commercial (1)	$124,066	$126,887
Real estate:
Single-family residential	126,376	118,386
Multi-family residential	51,785	47,651
Commercial	177,370	173,435
Construction	62,874	61,792
Consumer:
Home equity lines of credit	23,742	23,961
Other	5,367	5,583
Subtotal	571,580	557,695
Less: ALLL	(7,024)	(7,012)
Loans and leases, net	$564,556	$550,683

(1)	Includes $5,249 and $5,403 of commercial leases at March 31, 2019 and December 31, 2018, respectively.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At March 31, 2019 and December 31, 2018, CFBank held $39,399 and $36,845, respectively, of such loans which have been included in single-family residential loan totals above.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan and lease losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2018 Audited Financial Statements.

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2019:

	Three months ended March 31, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,819	$1,061	$612	$2,274	$739	$410	$97	$7,012
Addition to (reduction in) provision for loan losses	-	-	10	25	20	(45)	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	2	-	-	-	10	-	12
Ending balance	$1,819	$1,063	$622	$2,299	$759	$375	$87	$7,024

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2018:

	Three months ended March 31, 2018 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,984	$912	$660	$2,143	$672	$597	$2	$6,970
Addition to (reduction in) provision for loan losses	(117)	131	27	(4)	(58)	(84)	105	-
Charge-offs	-	(6)	-	-	-	-	-	(6)
Recoveries	2	2	-	-	-	8	-	12
Ending balance	$1,869	$1,039	$687	$2,139	$614	$521	$107	$6,976

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of March 31, 2019 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$33	$-	$-	$-	$33
Collectively evaluated for impairment	1,819	1,063	622	2,266	759	375	87	6,991
Total ending allowance balance	$1,819	$1,063	$622	$2,299	$759	$375	$87	$7,024

Loans:
Individually evaluated for impairment	$97	$109	$-	$4,630	$-	$-	$-	$4,836
Collectively evaluated for impairment	123,969	126,267	51,785	172,740	62,874	23,742	5,367	566,744
Total ending loan balance	$124,066	$126,376	$51,785	$177,370	$62,874	$23,742	$5,367	$571,580

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2018:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$22	$-	$-	$-	$22
Collectively evaluated for impairment	1,819	1,061	612	2,252	739	410	97	6,990
Total ending allowance balance	$1,819	$1,061	$612	$2,274	$739	$410	$97	$7,012

Loans:
Individually evaluated for impairment	$100	$110	$-	$2,951	$-	$-	$-	$3,161
Collectively evaluated for impairment	126,787	118,276	47,651	170,484	61,792	23,961	5,583	554,534
Total ending loan balance	$126,887	$118,386	$47,651	$173,435	$61,792	$23,961	$5,583	$557,695

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended March 31, 2019.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2019.  Cash payments of interest on these loans during the three months ended March 31, 2019 totaled $46.

				Three months ended
	As of March 31, 2019			March 31, 2019
	(unaudited)			(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$376	$122	$-	$123	$5
Total with no allowance recorded	376	122	-	123	5

With an allowance recorded:
Commercial (1)	97	97	-	98	-
Real estate:
Single-family residential (1)	109	109	-	110	1
Commercial:
Non-owner occupied	4,508	4,508	33	3,381	38
Total with an allowance recorded	4,714	4,714	33	3,589	39
Total	$5,090	$4,836	$33	$3,712	$44
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2018.  Cash payments of interest during the three months ended March 31, 2018 totaled $50.

				Three months ended
	As of December 31, 2018			March 31, 2018
				(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Real estate:
Commercial:
Owner occupied	379	125	-	135	5
Total with no allowance recorded	379	125	-	135	5

With an allowance recorded:
Commercial (1)	100	100	-	227	2
Real estate:
Single-family residential (1)	110	110	-	115	1
Commercial:
Non-owner occupied	2,826	2,826	22	2,847	39
Owner occupied	-	-	-	187	2
Total with an allowance recorded	3,036	3,036	22	3,376	44
Total	$3,415	$3,161	$22	$3,511	$49
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents the recorded investment in nonperforming loans by class of loans:

	March 31, 2019	December 31, 2018
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	97	100
Real estate:
Single-family residential	160	167
Commercial:
Non-owner occupied	1,701	-
Consumer:
Home equity lines of credit:
Originated for portfolio	17	-
Purchased for portfolio	86	89
Other consumer	17	21
Total nonaccrual	2,078	377
Total nonaccrual and nonperforming loans	$2,078	$377

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at March 31, 2019 or December 31, 2018.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2019 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$124,066	$97
Real estate:
Single-family residential	748	376	22	1,146	125,230	138
Multi-family residential	-	-	-	-	51,785	-
Commercial:
Non-owner occupied	1,701	-	-	1,701	121,168	1,701
Owner occupied	-	-	-	-	42,301	-
Land	-	-	-	-	12,200	-
Construction	79	-	-	79	62,795	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	17	17	23,429	-
Purchased for portfolio	-	32	-	32	264	86
Other	-	-	17	17	5,350	-
Total	$2,528	$408	$56	$2,992	$568,588	$2,022

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2018:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$126,887	$100
Real estate:
Single-family residential	597	-	23	620	117,766	144
Multi-family residential	-	-	-	-	47,651	-
Commercial:
Non-owner occupied	-	-	-	-	122,465	-
Owner occupied	-	-	-	-	43,087	-
Land	-	-	-	-	7,883	-
Construction	-	-	-	-	61,792	-
Consumer:
Home equity lines of credit:
Originated for portfolio	474	-	-	474	23,119	-
Purchased for portfolio	-	33	-	33	335	89
Other	-	-	21	21	5,562	-
Total	$1,071	$33	$44	$1,148	$556,547	$333

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of March 31, 2019 and December 31, 2018, TDRs totaled $3,135 and $3,161, respectively.  The Company allocated $20 and $22 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2019 and December 31, 2018, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2019 or December 31, 2018 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2019 and March 31, 2018, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended March 31, 2019 and March 31, 2018.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarters ended March 31, 2019 and 2018 that did not meet the definition of a TDR. These loans had a total recorded investment of $5,183 and $22,359 as of March 31, 2019 and 2018, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2019 and December 31, 2018, nonaccrual TDRs were as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Commercial	$97	$100
Total	$97	$100

Nonaccrual loans at March 31, 2019 and December 31, 2018 do not include $3,038 and $3,061, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans and leases by risk category and by class of loans and leases as of March 31, 2019 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at March 31, 2019.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$117,330	$5,921	$815	$124,066
Real estate:
Single-family residential	126,216	-	-	160	126,376
Multi-family residential	-	51,220	413	152	51,785
Commercial:
Non-owner occupied	73	118,288	-	4,508	122,869
Owner occupied	-	39,013	2,214	1,074	42,301
Land	-	12,200	-	-	12,200
Construction	3,134	59,740	-	-	62,874
Consumer:
Home equity lines of credit:
Originated for portfolio	23,362	-	-	84	23,446
Purchased for portfolio	209	-	-	87	296
Other	5,350	-	-	17	5,367
	$158,344	$397,791	$8,548	$6,897	$571,580

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2018 follows.  There were no loans or leases rated doubtful at December 31, 2018.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$123,369	$2,651	$867	$126,887
Real estate:
Single-family residential	118,219	-	-	167	118,386
Multi-family residential	-	47,072	425	154	47,651
Commercial:
Non-owner occupied	76	119,843	1,701	845	122,465
Owner occupied	-	39,747	2,252	1,088	43,087
Land	-	7,883	-	-	7,883
Construction	3,279	58,513	-	-	61,792
Consumer:
Home equity lines of credit:
Originated for portfolio	23,525	-	-	68	23,593
Purchased for portfolio	279	-	-	89	368
Other	5,562	-	-	21	5,583
	$150,940	$396,427	$7,029	$3,299	$557,695

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Leases:

The following lists the components of the net investment in direct financing leases (1):

	March 31, 2019	December 31, 2018
	(unaudited)
Total minimum lease payments to be received	$5,847	$6,045
Less: unearned income	(598)	(642)
Net investment in direct financing leases	$5,249	$5,403

(1)	There were no initial direct costs associated with these leases.

The following summarizes the future minimum lease payments receivable in fiscal year 2019 and in subsequent fiscal years:

2019	$595
2020	793
2021	793
2022	793
2023	1,563
Thereafter	1,310
$5,847

NOTE 5 – LEASES

A lease is defined as a contract, or part of a contract, that conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. On January 1, 2019, the Company adopted ASU No. 2016-02, Leases (Topic 842) and all subsequent ASUs that modified Topic 842. For the Company, Topic 842 primarily affected the accounting treatment for operating lease agreements in which the Company is the lessee.

The leases in which the Company is the lessee are comprised of real estate property for branches and offices and for equipment with terms extending through 2024. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding operating lease liability.  The Company does not have any leases classified as finance leases.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  At March 31, 2019, the weighted-average remaining lease term for the Company’s operating leases was 5.0 years and the weighted-average discount rate was 6.56%.

The Company’s operating lease costs were $127 and its variable lease costs totaled $31 for the three months ended March 31, 2019. As the Company elected, for all classes of underlying assets, not to separate lease and non-lease components and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Future minimum operating lease payments as of March 31, 2019 are as follows:

2019, excluding the quarter ended March 31, 2019	$406
2020	544
2021	548
2022	536
2023	377
Thereafter	250
Total future minimum rental commitments	2,661
Less - amounts representing interest	(400)
Total operating lease liabilities	$2,261

NOTE 6 - FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2019 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,927
Mortgage-backed securities - residential	161
Collateralized mortgage obligations	56
Total securities available for sale	$9,144
Loans held for sale	$27,920
Yield maintenance provisions (embedded derivatives)	$5
Interest rate lock commitments	$1,325
Financial Liabilities:
Interest-rate swaps	$5
TBA Mortgage-back securities	$379

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair Value Measurements at December 31, 2018 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,881
Mortgage-backed securities - residential	170
Collateralized mortgage obligations	63
Total securities available for sale	$10,114
Loans held for sale	$17,385
Yield maintenance provisions (embedded derivatives)	$17
Interest rate lock commitments	$721
Financial Liabilities:
Interest-rate swaps	$17
TBA Mortgage-backed securities	$342

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2019 or December 31, 2018.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2019 and December 31, 2018.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2019 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$97
Real Estate:
Single-family residential	109
Commercial:
Non-owner occupied	4,476
Total impaired loans	$4,682

Fair Value Measurements at December 31, 2018 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$100
Real Estate:
Single-family residential	110
Commercial:
Non-owner occupied	2,804
Total impaired loans	$3,014

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2019 or December 31, 2018.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,714 with a valuation allowance of $33 at March 31, 2019. There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2019 or 2018.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,036, with a valuation allowance of $22 at December 31, 2018.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

During the three months ended March 31, 2019, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2019 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$97	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single-family residential	109	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.61%
Commercial:
Non-owner occupied	4,476	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-2.58%, 8.61%) 2.15%

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$100	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.48%
Real estate:
Single -family residential	110	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.61%
Commercial:
Non-owner occupied	2,804	Comparable sales approach	Adjustment for differences between the comparable market transactions	(3.48%, 8.61%) 5.02%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2019 or December 31, 2018.

As of March 31, 2019 and December 31, 2018, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Aggregate fair value	$27,920	$17,385
Contractual balance	27,282	17,008
Gain (loss)	$638	$377

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2019 and 2018 for loans held for sale were:

	Three months ended March 31,
	2019	2018
	(unaudited)
Interest income	$214	$25
Interest expense	-	-
Change in fair value	261	58
Total change in fair value	$475	$83

The carrying amounts and estimated fair values of financial instruments at March 31, 2019 were as follows:

	Fair Value Measurements at March 31, 2019 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$95,993	$95,993	$-	$-	$95,993
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	9,144	-	9,144	-	9,144
Loans held for sale	27,920	-	27,920	-	27,920
Loans and leases, net	564,556	-	-	557,068	557,068
FHLB and FRB stock	3,816	n/a	n/a	n/a	n/a
Accrued interest receivable	2,215	37	61	2,117	2,215
Yield maintenance provisions (embedded derivatives)	5	-	5	-	5
Interest rate lock commitments	1,325	-	1,325	-	1,325

Financial liabilities
Deposits	$(631,829)	$(324,063)	$(308,894)	$-	$(632,957)
FHLB advances and other borrowings	(18,500)	-	(18,600)	-	(18,600)
Advances by borrowers for taxes and insurance	(398)	-	-	(398)	(398)
Subordinated debentures	(14,776)	-	(15,167)	-	(15,167)
Accrued interest payable	(444)	(16)	(428)	-	(444)
Interest-rate swaps	(5)	-	(5)	-	(5)
TBA mortgage-back securities	(379)	-	(379)	-	(379)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 were as follows:

	Fair Value Measurements at December 31, 2018 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$67,304	$67,304	$-	$-	$67,304
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	10,114	-	10,114	-	10,114
Loans held for sale	17,385	-	17,385	-	17,385
Loans and leases, net	550,683	-	-	549,599	549,599
FHLB stock	3,476	n/a	n/a	n/a	n/a
Accrued interest receivable	2,181	45	40	2,097	2,182
Yield maintenance provisions (embedded derivatives)	17	-	17	-	17
Interest rate lock commitments	721	-	721	-	721

Financial liabilities
Deposits	$(579,786)	$(306,121)	$(272,924)	$-	$(579,045)
FHLB advances and other borrowings	(19,500)	-	(19,589)	-	(19,589)
Advances by borrowers for taxes and insurance	(827)	-	-	(827)	(827)
Subordinated debentures	(14,767)	-	(14,280)	-	(14,280)
Accrued interest payable	(231)	-	(231)	-	(231)
Interest-rate swaps	(17)	-	(17)	-	(17)
TBA mortgage-backed securities	(342)	-	(342)	-	(342)

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

Loans and Leases

Fair values of loans and leases as of March 31, 2019, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Other Borrowings

The fair values of the Company’s long-term FHLB and credit facility advances are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

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

NOTE 7 – SUBORDINATED DEBENTURES

2003 Subordinated Debentures:

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 5.44% at March 31, 2019 and 5.65% at December 31, 2018.

2018 Fixed-to-floating rate subordinated notes:

In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes with a maturity date of December 30, 2028 pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, and Rule 506(b) of Regulation D promulgated thereunder.

The Notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter.  After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.  At March 31, 2019, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,621.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2019	December 31, 2018
FHLB fixed rate advances :
Maturities:
2019	1.62%	$3,500	$3,500
2020	1.98%	4,500	4,500
2021	2.32%	4,000	4,000
2022	2.05%	1,500	1,500
Total FHLB fixed rate advances		13,500	13,500

Variable rate other debt:
Maturities:
2020	6.25%	5,000	6,000
Total variable rate other debt		5,000	6,000
Total		$18,500	$19,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6,000.  The Holding Company increased the credit facility by $2,000 in July 2018, and by an additional $2,000 in December 2018, which increased the total borrowing limit to $10,000.  In December 2018, the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of March 31, 2019, the Company had an outstanding balance of $5,000 on the credit facility.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has outstanding awards under two stock-based compensation plans (collectively, the “Plans”), as described below.  Total compensation cost that has been charged against income for those Plans totaled $116 and $96, respectively, for the three months ended March 31, 2019 and March 31, 2018.  The total income tax effect was $24 and $20, respectively, for the three months ended March 31, 2019 and March 31, 2018. All exercise prices and share amounts have been restated for the 1-for-5.5 reverse stock split on August 20, 2018 (see Note 1).

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

There were no options granted or exercised during the three months ended March 31, 2019 and March 31, 2018 (unaudited).

A summary of stock option activity in the Plans for the three months ended March 31, 2019 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	96,379	$7.65
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	96,379	$7.65	4.2	$500,919

Exercisable at end of period	96,379	7.65	4.2	$500,919

During the three months ended March 31, 2019, there were no stock options canceled, forfeited or expired.  There were 200 stock options canceled, forfeited or expired during the three months ended March 31, 2018.    As of March 31, 2019, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.    There were 33,788 shares of restricted stock granted during the three months ended March 31, 2019.  There were no shares of restricted stock issued during the three months ended March 31, 2018.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2019 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	69,324	$11.91
Granted	33,788	12.81
Vested	-	-
Forfeited	(393)	10.19
Nonvested at March 31, 2019	102,719	$12.21

As of March 31, 2019 and 2018, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,125 and $739, respectively.

There were  393 shares of restricted stock forfeited during the three-month period ended March 31, 2019.  There were 6,848 shares of restricted stock forfeited during the three months ended March 31, 2018. There were no shares of restricted stock that vested during the three months ended March 31, 2019 and 2018.

The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules provide higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer was phased in over time, became fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for the Company on January 1, 2015, and were fully phased in effective January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).  CFBank’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs or classification.

As fully phased in on January 1, 2019, the Basel III Capital Rules require CFBank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0% upon full implementation); 2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5% upon full implementation); 3) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5% upon full implementation); and 4) a minimum Leverage Ratio of 4.0%.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period increasing by increments of that amount on each subsequent January 1 until it reached 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress.  Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of March 31, 2019 and December 31, 2018 for CFBank under the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total Capital to risk weighted assets	$71,458	12.45%	$60,263	10.50%	$57,394	10.00%
Tier 1 (Core) Capital to risk weighted assets	64,290	11.20%	48,784	8.50%	45,915	8.00%
Common equity tier 1 capital to risk-weighted assets	64,290	11.20%	40,175	7.00%	37,306	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	64,290	9.60%	26,800	4.00%	33,500	5.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital to risk weighted assets	$69,066	12.37%	$55,164	9.88%	$58,626	10.50%	$55,834	10.00%
Tier 1 (Core) Capital to risk weighted assets	62,085	11.12%	43,998	7.88%	47,459	8.50%	44,668	8.00%
Common equity tier 1 capital to risk-weighted assets	62,085	11.12%	35,622	6.38%	39,084	7.00%	36,292	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	62,085	10.13%	24,526	4.00%	24,526	4.00%	30,658	5.00%

CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established in the amount of $14,300, which was the net worth reported in the conversion prospectus.  The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company.  Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would be entitled to a priority distribution from this account if CFBank liquidated and its assets exceeded its liabilities.  Dividends may not reduce CFBank’s stockholder’s equity below the required liquidation account balance.

Dividend Restrictions:

Banking regulations require us to maintain certain capital levels and may limit the dividends paid by CFBank to the Holding Company or by the Holding Company to stockholders.  The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, under the terms of the Holding Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.

Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 12-Income Taxes.

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $676 at March 31, 2019 and $1,359 at December 31, 2018.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2019, CFBank had $98 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of March 31, 2019, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	March 31, 2019	December 31, 2018
	(unaudited)
Notional amount	$676	$1,359
Weighted average pay rate on interest-rate swaps	2.74%	3.12%
Weighted average receive rate on interest-rate swaps	2.49%	2.49%
Weighted average maturity (years)	1.6	2.0
Fair value of interest-rate swaps	$(5)	$(17)
Fair value of yield maintenance provisions	5	17

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2019 or 2018.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $122,198 and $55,220 of interest rate lock commitments related to residential mortgage loans at March 31, 2019 and December 31, 2018, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $1,325 and $721 at March 31, 2019 and December 31, 2018, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

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

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	March 31, 2019		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate commitments	$122,198	$1,325	$55,220	$721
TBA mortgage-back securities	63,000	(379)	33,250	(342)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table represents the revenue recognized on mortgage activities for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
Gain on loans sold	$1,232	$15
Gain (loss) from change in fair value of loans held-for-sale	261	57
Gain (loss) from change in fair value of derivatives	(41)	237
	$1,452	$309

NOTE 12 – INCOME TAXES

At March 31, 2019, the Company had a deferred tax asset recorded in the amount of $1,600.  At December 31, 2018, the Company had a deferred tax asset recorded of approximately $1,600.  At March 31, 2019 and December 31, 2018, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2015.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2019 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At March 31, 2019, the Company had net operating loss carryforwards of $22,742, which expire at various dates from 2024 to 2033. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2018.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of bank owned life insurance and other miscellaneous items.  The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was approximately 20.0% and 19.1%, respectively, which management believes is a reasonable estimate for the effective tax rate.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2019 and 2018:

	For the three months ended March 31,
	2019	2018
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.1%)	0.0%
Tax exempt income on bank owned life insurance	(0.3%)	(0.7%)
Low income housing credits	(0.7%)	(1.0%)
Other, net	0.1%	(0.2%)
Effective tax rate	20.0%	19.1%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended
	March 31,
	2019	2018
	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(73)	$(47)
Other comprehensive income (loss) before reclassifications (2)	35	(54)
Net current-period other comprehensive income (loss)	35	(54)
Accumulated other comprehensive income (loss), end of period	$(38)	$(101)

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2019 and 2018.

NOTE 14 - PREFERRED STOCK

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

For each share of Series B Preferred Stock sold in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase common stock of the Company.  See Note 15-Common Stock Warrants for additional information.

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

NOTE 15 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company (or 0.364 shares on a post-reverse-split basis) if the purchaser purchased less than $700  (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock (or 0.591 shares on a post-reverse-split basis) if the purchaser purchased $700  (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock (or 209,477 shares on a post-reverse-split basis) were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at an exercise price of $10.18 (on a post-reverse-split basis) per share of common stock.  As of March 31, 2019, warrants to purchase an aggregate of  111,463 shares of common stock (on a post-reverse-split basis) were outstanding.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A.  Risk Factors” of Part I of our Form 10-K filed with SEC for the year ended December 31, 2018.

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

CFBank has a presence in four major metro Ohio markets – Columbus, Cleveland, Cincinnati and Akron- as well as its two branch locations in Columbiana County, Ohio.  Also, in March 2019, CFBank opened a branch location in Blue Ash, Ohio, which is its second location in the Cincinnati market.    CFBank provides personalized Business Banking products and services including commercial loans and leases, commercial and residential real estate loans and treasury management depository services.  As a full service commercial bank, our business, along with our products and services, is focused on serving the banking and financial needs of closely held businesses.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  In addition, CFBank provides residential lending and full service retail banking services and products.  Most of our deposits and loans come from our market area.  Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Glendale and Blue Ash (opened in March 2019), Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our agency office in Woodmere, Ohio.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Net income is also affected by, among other things, provisions for loan and lease losses, loan fee income, service charges, gains on loan sales, operating expenses, and taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, advertising and marketing, FDIC insurance premiums and other general and administrative expenses.  Our results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and to require us to increase the level of our allowance for loan and lease losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

Management’s Discussion and Analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $720.5 million at March 31, 2019 and increased $55.5 million, or 8.3%, from $665.0 million at December 31, 2018.  The increase was primarily due to a $28.7 million increase in cash and cash equivalents, a $13.9 million increase in net loan balances, and a $10.5 million increase in loans held for sale.

Cash and cash equivalents.  Cash and cash equivalents totaled $96.0 million at March 31, 2019, and increased $28.7 million, or 42.6%, from $67.3 million at December 31, 2018.  The increase in cash and cash equivalents was primarily attributed to increased deposits, partially offset by an increase in loans.

Securities.  Securities available for sale totaled $9.1 million at March 31, 2019, and decreased $970,000, or 9.6%, compared to $10.1 million at December 31, 2018.  The decrease was primarily due to principal maturities.

Loans and Leases.    Net loans and leases totaled $564.6 million at March 31, 2019, and increased $13.9 million, or 2.5%, from $550.7 million at December 31, 2018.  The increase was primarily due to a $8.0 million increase in single-family loan balances, a $4.1 million increase in multi-family loan balances, and a $3.9 million increase in commercial real estate loan balances, partially offset by a $2.8 million decrease in commercial loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three months ended March 31, 2019, loan origination activity totaled $213.8 million and payoffs for the same period totaled $211.2 million.  At March 31, 2019 and December 31, 2018, CFBank held $39.4 million and $36.8 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).  The allowance for loan and lease losses totaled $7.0 million at March 31, 2019, and increased $12,000, or 0.2%, from $7.0 million at December 31, 2018.  The increase in the ALLL is due to net recoveries during the quarter ended March 31, 2019.  The ratio of the ALLL to total loans was 1.23% at March 31, 2019, compared to 1.26% at December 31, 2018.  In addition, the ratio of the ALLL to nonperforming loans was 338.0% at March 31, 2019, compared to 1859.9% at December 31, 2018.

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

Individually evaluated impaired loans totaled $4.8 million at March 31, 2019, and increased $1.6 million, or 53.0%, from $3.2 million at December 31, 2018.  The increase was primarily due to a commercial real estate loan that became impaired during the first quarter of 2019. The amount of the ALLL specifically allocated to individually impaired loans totaled $33,000 at March 31, 2019 and $22,000 at December 31, 2018.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $2.1 million at March 31, 2019, and increased $1.7 million, or 451.2%, from $377,000 at December 31, 2018.  The increase was primarily due to a commercial real estate loan that became nonaccrual during the first quarter of 2019.  The ratio of nonperforming loans to total loans was 0.36% at March 31, 2019 compared to 0.07% at December 31, 2018.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $97,000 at March 31, 2019 and $100,000 at December 31, 2018.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at March 31, 2019 and December 31, 2018 do not include $3.0 million and $3.1 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans increased by $5.1 million, or 49.5%, during the three months ended March 31, 2019 primarily due to loan downgrades.  Loans designated as special mention increased $1.5 million, or 21.6%, and totaled $8.5 million at March 31, 2019, compared to $7.0 million at December 31, 2018.  Loans classified as substandard increased $3.6 million, or 109.1%, and totaled $6.9 million at March 31, 2019, compared to $3.3 million at December 31, 2018.  No loans were classified as doubtful at March 31, 2019 and December 31, 2018.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $1.8 million, or 160.6%, and totaled $3.0 million at March 31, 2019, compared to $1.1 million at December 31, 2018.  Past due loans totaled 0.52% of the loan portfolio at March 31, 2019, compared to 0.2% at December 31, 2018.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans made by CFBank primarily consist of commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, there is increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $55.3 million, or 44.6%, of CFBank’s commercial portfolio at March 31, 2019 compared to $73.5 million, or 57.9%, at December 31, 2018.  Interest only home equity lines of credit totaled $22.1 million, or 93.0%, of the total home equity lines of credit at March 31, 2019 compared to $22.6 million, or 94.4%, at December 31, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2019; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   There were no foreclosed assets at March 31, 2019 compared to $38,000 at December 31, 2018.  Foreclosed assets at December 31, 2018 consisted of one single-family residential property that was transferred into REO at fair value during the fourth quarter of 2018 and was sold during the first quarter of 2019.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.    Deposits totaled $631.8 million at March 31, 2019, an increase of $52.0 million, or 9.0%, from $579.8 million at December 31, 2018.  The increase is primarily attributed to a $34.3 million increase in certificate of deposit account balances, an $11.8 million increase in money market account balances, and a $6.3 million increase in checking account balances.  The increases in certificate of deposit, checking and money market account balances were primarily due to increases in customer relationships and balances from on-going sales and marketing activities.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $109.9 million at March 31, 2019, and increased $8.7 million, or 8.6%, from $101.2 million at December 31, 2018.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which no longer qualify as brokered, totaled $35.6 million at March 31, 2019 and decreased $12.6 million, or 26.1%, from $48.1 million at December 31, 2018.

FHLB advances and other debt.  FHLB advances and other debt totaled $18.5 million at March 31, 2019 and decreased $1.0 million, or 5.1%, compared to $19.5 million at December 31, 2018.  In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6.0 million, which was subsequently increased to $8.0 million in July 2018 and to $10 million in December 2018.  In December 2018, the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  As of March 31, 2019, the Holding Company had an outstanding balance of $5.0 million on the credit facility.  See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures.    Subordinated debentures totaled $14.8 million at March 31, 2019 and at December 31, 2018.  In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000.  In 2003, the Holding Company issued subordinated debentures related to the trust preferred securities in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  Interest payment were current at March 31, 2019 and December 31, 2018.

Stockholders’ equity. Stockholders’ equity totaled $47.6 million at March 31, 2019, an increase of $2.0 million, or 4.6%, from $45.6 million at December 31, 2018.  The increase in total stockholders’ equity was primarily attributed to net income, as well as the exercise of outstanding warrants to purchase common stock of the Company.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Comparison of the Results of Operations for the Three Months Ended March 31, 2019 and 2018.

General.   The Company’s income before income tax expense for the quarter ended March 31, 2019 totaled $2.1 million and increased $1.1 million, or 114.7%, compared to $978,000 for the quarter ended March 31, 2018. The increase in income before income tax expense was due to a $1.2 million increase in net interest income and a $1.2 million increase in noninterest income, partially offset by a $1.3 million increase in noninterest expense.

Net income for the three months ended March 31, 2019 totaled $1.7 million and increased $889,000, or 112.2%, compared to net income of $792,000 for the three months ended March 31, 2018.   Net income attributable to common stockholders for the three months ended March 31, 2019, totaled $1.7 million, or $0.39 per diluted common share, and increased $941,000 compared to net income attributable to common stockholders of $766,000, or $0.17 per diluted common share, for the three months ended March 31, 2018.

For the three months ended March 31, 2019, the accretion of discount from the Company’s Series B Preferred Stock and the value of warrants exercised increased net income attributable to common shareholders by $26,000.  For the three months ended March 31, 2018, the accretion of discount from the Company’s Series B Preferred Stock decreased net income attributable to common stockholders by $26,000.

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

Net interest income totaled $5.1 million for the quarter ended March 31, 2019 and increased $1.2 million, or 30.4%, compared to net interest income of $3.9 million for the quarter ended March 31, 2018.  The increase in net interest income was primarily due to a $2.8 million, or 55.6%, increase in interest income, partially offset by a $1.6 million, or 138.1%, increase in interest expense.  The increase in interest income was primarily attributed to a $177.8 million, or 38.7%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, and a 53bps increase in average yield on interest-earning assets.  The increase in interest expense was primarily attributed to a $144.2 million, or 40.5%, increase in average interest-bearing liabilities and a 93bps increase in the average cost of funds on interest-bearing liabilities.  As a result, the net interest margin of 3.20% for the quarter ended March 31, 2019 decreased 21bps compared to the net interest margin of 3.41% for the quarter ended March 31, 2018.

Interest income totaled $7.9 million and increased $2.8 million, or 55.6%, for the quarter ended March 31, 2019, compared to $5.1 million for the quarter ended March 31, 2018.  The increase in interest income was primarily attributed to a $164.8 million, or 40.0%, increase in average loans and loans held for sale outstanding, and a 47bp increase in average yield on loans and loans held for sale.

Interest expense totaled $2.8 million and increased $1.6 million, or 138.1%, for the quarter ended March 31, 2019, compared to $1.2 million for the quarter ended March 31, 2018.  The increase in interest expense was primarily attributed to a $131.1 million, or 39.1%, increase in average interest-bearing deposit balances.    The overall cost of funds on total interest-bearing deposits increased 84bps to 208bps at March 31, 2019 compared to 124bps at March 31, 2018.

Provision for loan and lease losses.  There was no provision for loan and lease losses for the quarters ended March 31, 2019 and March 31, 2018, which is due to strong credit quality and net recoveries.  Net recoveries for the quarter ended March 31, 2019 totaled $12,000, compared to net recoveries of $6,000 for the quarter ended March 31, 2018.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
	2019	2018
(unaudited)	(Dollars in thousands)
Commercial	$-	$(2)
Single-family residential real estate	(2)	4
Home equity lines of credit	(10)	(8)
Total	$(12)	$(6)

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest income.  Noninterest income for the quarter ended March 31, 2019 totaled $1.7 million and increased $1.2 million, or 252.2%, compared to $481,000 for the quarter ended March 31, 2018.  The increase was primarily due to a $1.2 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was a result of increased sales volume due to the expansion of our residential mortgage lending business.

Noninterest expense.    Noninterest expense for the quarter ended March 31, 2019 totaled $4.7 million and increased $1.3 million, or 37.5%, compared to $3.4 million for the quarter ended March 31, 2018.  The increase in noninterest expense during the three months ended March 31, 2019 was primarily due to a $604,000 increase in salaries and employee benefits expense and a $359,000 increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures related to leads-based marketing expense to drive revenue growth in our residential mortgage lending business.

Income taxes.    Income tax expense was $419,000 for the quarter ended March 31, 2019, an increase of $233,000 compared to $186,000 for the quarter ended March 31, 2018.  The effective tax rate for the quarter ended March 31, 2019 was approximately 20.0%, as compared to approximately 19.1% for the quarter ended March 31, 2018.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2019 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,687	$42	1.72%	$11,714	$43	1.47%
Loans and loans held for sale (3)	576,215	7,490	5.20%	411,440	4,867	4.73%
Other earning assets	47,666	355	2.98%	32,913	147	1.79%
FHLB and FRB stock	3,541	54	6.10%	3,228	47	5.82%
Total interest-earning assets	637,109	7,941	4.98%	459,295	5,104	4.45%
Noninterest-earning assets	33,929			24,342
Total assets	$671,038			$483,637

Interest-bearing liabilities:
Deposits	$466,802	2,433	2.08%	$335,663	1,042	1.24%
FHLB advances and other borrowings	33,694	408	4.84%	20,622	151	2.93%
Total interest-bearing liabilities	500,496	2,841	2.27%	356,285	1,193	1.34%

Noninterest-bearing liabilities	124,400			86,873
Total liabilities	624,896			443,158

Equity	46,142			40,479
Total liabilities and equity	$671,038			$483,637

Net interest-earning assets	$136,613			$103,010
Net interest income/interest rate spread		$5,100	2.71%		$3,911	3.11%
Net interest margin			3.20%			3.41%
Average interest-earning assets
to average interest-bearing liabilities	127.30%			128.91%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2019
	Compared to Three Months Ended
	March 31, 2018

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$29	$(30)	$(1)
Loans and loans held for sale	519	2,104	2,623
Other earning assets	124	84	208
FHLB and FRB Stock	2	5	7
Total interest-earning assets	674	2,163	2,837

Interest-bearing liabilities:
Deposits	883	508	1,391
FHLB advances and other borrowings	130	127	257
Total interest-bearing liabilities	1,013	635	1,648

Net change in net interest income	$(339)	$1,528	$1,189

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  These policies are presented in Note 1 to our 2018 Audited Financial Statements.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items.  The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management.  The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy.  Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2018 Audited Financial Statements.

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2018 Audited Financial Statements.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$95,663	$67,952
Additional borrowing capacity at the FHLB	71,480	54,769
Additional borrowing capacity at the FRB	62,273	58,502
Unused commercial bank line of credit	8,000	8,000
Total	$237,416	$189,223

Cash, unpledged securities and deposits in other financial institutions increased $27.7 million, or 40.8%, to $95.7 million at March 31, 2019 compared to $68.0 million at December 31, 2018. The increase is primarily attributed to increased customer deposits, partially offset by an increase in loans.

CFBank’s additional borrowing capacity with the FHLB increased $16.7 million, or 30.5%, to $71.5 million at March 31, 2019, compared to $54.8 million at December 31, 2018.

CFBank’s additional borrowing capacity at the FRB increased $3.8 million, or 6.5%, to $62.3 million at March 31, 2019 from $58.5 million at December 31, 2018.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $8.0 million of availability in an unused line of credit with a commercial bank at March 31, 2019 and December 31, 2018.

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

Management believes that the Holding Company had adequate funds at March 31, 2019 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures, underlying the Company’s trust preferred securities, is approximately $280,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 5.44% at March 31, 2019.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

Currently, the annual debt service on the $10 million of fixed-to-floating rate subordinated notes is $700,000.  The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6 million.  In July 2018, the Holding Company increased the credit facility to an aggregate of $8 million.  In December 2018, the Holding Company increased the line by an additional $2 million bringing the total borrowing limit to $10 million and the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  During 2018, a total of $6.5 million was downstreamed as capital contributions to CFBank.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of March 31, 2019, the Company had an outstanding balance of $5 million on the credit facility.

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of March 31, 2019, the Holding Company had a total of $1.5 million of cash at the Holding Company level, which included approximately $1.1 million of retained proceeds from the Holding Company’s issuance of $10 million of fixed-to-floating rate subordinated debt in December 2018, as well as an additional $5 million of availability under the Holding Company’s revolving line-of-credit.

The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.  In addition, so long as CFBank has a negative accumulated deficit, any dividends or distributions by CFBank to the Holding Company will require prior non-objection of the OCC.  As of March 31, 2019, CFBank had an accumulated deficit of approximately $5.2 million, which reflected a reduction of $2.0 million since December 31, 2018 as a result of the retention of earnings.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2019, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2019.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors as presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the first quarter of 2019.

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

CENTRAL FEDERAL CORPORATION

Dated: May 10, 2019	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 10, 2019	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer