Form 10-Q
period 2019-06-30
CENTRAL FEDERAL CORP
filed 2019-08-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes [  ]    No [X]

As of August 1, 2019, there were 4,490,959 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$34,323	$67,304
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	10,189	10,114
Loans held for sale, at fair value	52,184	17,385
Loans and leases, net of allowance of $7,029 and $7,012	598,695	550,683
FHLB and FRB stock	3,816	3,476
Foreclosed assets, net	-	38
Premises and equipment, net	4,032	3,864
Operating lease right-of-use assets	1,967	-
Bank owned life insurance	5,272	5,203
Accrued interest receivable and other assets	10,415	6,858
Total assets	$720,993	$665,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$106,716	$111,445
Interest bearing	521,870	468,341
Total deposits	628,586	579,786
FHLB advances and other debt	18,500	19,500
Advances by borrowers for taxes and insurance	340	827
Operating lease liabilities	2,163	-
Accrued interest payable and other liabilities	5,698	4,586
Subordinated debentures	14,786	14,767
Total liabilities	670,073	619,466

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909 (1);
shares issued: 4,502,600 at June 30, 2019 and 4,366,297 at December 31, 2018	45	44
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at June 30, 2019 and 0 at December 31, 2018	-	-
Additional paid-in capital	62,835	61,706
Accumulated deficit	(8,608)	(12,752)
Accumulated other comprehensive loss	14	(73)
Treasury stock, at cost; 31,235 shares of common stock at June 30, 2019 and December 31, 2018	(3,366)	(3,366)
Total stockholders' equity	50,920	45,559
Total liabilities and stockholders' equity	$720,993	$665,025

(1)	Reflects 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans and leases, including fees	$8,112	$5,616	$15,602	$10,483
Securities	43	47	85	90
FHLB and FRB stock dividends	53	48	107	95
Federal funds sold and other	297	156	652	303
	8,505	5,867	16,446	10,971
Interest expense
Deposits	2,876	1,288	5,309	2,330
FHLB advances and other debt	144	165	295	257
Subordinated debentures	256	67	513	126
	3,276	1,520	6,117	2,713
Net interest income	5,229	4,347	10,329	8,258
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan losses	5,229	4,347	10,329	8,258

Noninterest income
Service charges on deposit accounts	138	118	262	236
Net gains on sales of loans	2,362	509	3,865	817
Earnings on bank owned life insurance	35	35	69	68
Other	30	70	63	92
	2,565	732	4,259	1,213
Noninterest expense
Salaries and employee benefits	2,643	2,013	5,144	3,910
Occupancy and equipment	228	182	446	349
Data processing	293	227	609	458
Franchise and other taxes	106	103	212	205
Professional fees	356	254	644	504
Director fees	133	98	264	195
Postage, printing and supplies	59	52	126	101
Advertising and marketing	616	370	1,242	637
Telephone	45	38	90	70
Loan expenses	45	28	91	43
Foreclosed assets, net	-	-	(9)	-
Depreciation	78	62	149	121
FDIC premiums	152	99	304	187
Regulatory assessment	40	35	82	69
Other insurance	24	19	47	41
Other	113	90	184	194
	4,931	3,670	9,625	7,084
Income before incomes taxes	2,863	1,409	4,963	2,387
Income tax expense	583	279	1,002	465
Net income	2,280	1,130	3,961	1,922
Accretion of discount and value of warrants exercised related to Series B preferred stock	157	(12)	183	(38)
Net income attributable to common stockholders	$2,437	$1,118	$4,144	$1,884

Earnings per common share:
Basic (Restated - See Note 1)	$0.55	$0.26	$0.95	$0.44
Diluted (Restated - See Note 1)	$0.55	$0.25	$0.93	$0.42

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$2,280	$1,130	$3,961	$1,922
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $14 and ($3) and $23 and ($14)	52	(15)	87	(69)
Other comprehensive income (loss), net of tax	52	(15)	87	(69)
Comprehensive income	$2,332	$1,115	$4,048	$1,853

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2019	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at April 1, 2019	$44	$62,039	$(11,045)	$(38)	$(3,366)	$47,634
Net income			2,280			2,280
Other comprehensive income				52		52
Restricted stock expense, net of forfeitures		138				138
Exercise of warrants to common stock	1	815				816
Accretion of discount and value of warrants exercised		(157)	157			-
Balance at June 30, 2019	$45	$62,835	$(8,608)	$14	$(3,366)	$50,920

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Six months ended June 30, 2019	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2019	$44	$61,706	$(12,752)	$(73)	$(3,366)	$45,559
Net income			3,961			3,961
Other comprehensive income				87		87
Issuance of 33,788 stock based incentive plan shares, net of forfeitures	-	-				-
Restricted stock expense, net of forfeitures		254				254
Exercise of warrants to common stock	1	1,058				1,059
Accretion of discount and value of warrants exercised		(183)	183			-
Balance at June 30, 2019	$45	$62,835	$(8,608)	$14	$(3,366)	$50,920

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2018	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at April 1, 2018 (1)	$43	$60,805	$(16,321)	$(101)	$(3,324)	$41,102
Net income			1,130			1,130
Other comprehensive loss				(15)		(15)
Issuance of 727 stock based incentive plan shares, net of forfeitures (1)	(1)	-				(1)
Restricted stock expense, net of forfeitures		96				96
Exercise of warrants to common stock	1	131				132
Accretion of discount on warrants		12	(12)			-
Balance at June 30, 2018	$43	$61,044	$(15,203)	$(116)	$(3,324)	$42,444

(1) Common Stock and Additional Paid-In Capital balances were restated for 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1.

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Six months ended June 30, 2018	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at January 1, 2018 (1)	$43	$60,676	$(17,087)	$(47)	$(3,324)	$40,261
Net income			1,922			1,922
Other comprehensive loss				(69)		(69)
Issuance of 727 stock based incentive plan shares, net of forfeitures (1)	(1)	-				(1)
Restricted stock expense, net of forfeitures		192				192
Exercise of warrants to common stock	1	138				139
Accretion of discount on warrants		38	(38)			-
Balance at June 30, 2018	$43	$61,044	$(15,203)	$(116)	$(3,324)	$42,444

(1) Common Stock and Additional Paid-In Capital balances were restated for 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1.

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended
	June 30,
	2019	2018
Net Income	$3,961	$1,922
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	-
Depreciation	149	121
Amortization, net	(18)	(3)
Deferred income tax (benefit)	6	6
Originations of loans held for sale	(205,715)	(71,642)
Proceeds from sale of loans held for sale	174,123	47,159
Net gains on sales of loans	(3,865)	(817)
Write-down of premises and equipment	-	32
Gain on sale of foreclosed assets	(12)	-
Earnings on bank owned life insurance	(69)	(68)
Stock-based compensation expense	254	192
Net change in:
Accrued interest receivable and other assets	(2,290)	(734)
Operating lease right-of-use asset	217	-
Operating lease right-of-use liability	(205)	-
Accrued interest payable and other liabilities	670	488
Net cash used by operating activities	(32,794)	(23,344)
Cash flows from investing activities
Available-for-sale securities:
Maturities, prepayments and calls	1,535	1,558
Purchases	(1,494)	(1,475)
Loan and lease originations and payments, net	(48,502)	(44,478)
Loans purchased	-	(19,669)
Proceeds from the sale of loans	1,137	-
Additions to premises and equipment	(317)	(299)
Purchase of FRB Stock	(340)	(24)
Purchase of other investments	(723)	-
Return of investment-joint ventures	95	-
Proceeds from the sale of foreclosed assets	50	-
Net cash used by investing activities	(48,559)	(64,387)
Cash flows from financing activities
Net change in deposits	48,800	69,097
Proceeds from FHLB advances and other debt	-	48,100
Repayments on FHLB advances and other debt	(1,000)	(42,100)
Net change in advances by borrowers for taxes and insurance	(487)	(264)
Exercise of warrants to common stock	1,059	139
Net cash from financing activities	48,372	74,972
Net change in cash and cash equivalents	(32,981)	(12,759)
Beginning cash and cash equivalents	67,304	45,498
Ending cash and cash equivalents	$34,323	$32,739

Supplemental cash flow information:
Interest paid	$2,833	$2,619
Income tax paid	985	200
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	657	-
Investment payable on limited liability corporation	670	-
Transfer of other liability to operating lease right-of-use asset	184	-
Initial recognition of operating right-of-use lease asset	2,368	-
Initial recognition of operating right-of-use lease liability	2,368	-

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three and six months ended June 30, 2019 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2018 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2018 (referred to herein as the “2018 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

Reverse Stock Split: On August 20, 2018, the Company effected a 1-for-5.5 reverse stock split, whereby each 5.5 shares of the Company’s common stock were reclassified into one share of common stock.  All share and per share amounts for all periods presented have been adjusted to reflect the reverse stock split as though it had occurred prior to the earliest period presented.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Historic Tax Credits:  In June 2019, the Company made an equity investment as a non-managing member in an entity that receives historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code.  This investment may generate a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investments over a period of time.  The investment in HTC is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets.  The Company’s recorded investment in this entity was $894 at June 30, 2019.  The maximum exposure to loss related to these investments was $894 at June 30, 2019, representing the Company’s investment balance and its unfunded commitments to invest additional amounts.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Basic
Net income	$2,280	$1,130	$3,961	$1,922
Accretion of discount and value of warrants exercised related to Series B preferred stock	157	(12)	183	(38)
Net income allocated to common stockholders	$2,437	$1,118	$4,144	$1,884

Weighted average common shares outstanding including unvested share-based payment awards(1)	4,412,726	4,248,573	4,384,395	4,245,757
Less: Unvested share-based payment awards	-	-	-	-
Average shares	4,412,726	4,248,573	4,384,395	4,245,757
Basic earnings per common share	$0.55	$0.26	$0.95	$0.44

Diluted
Net earnings allocated to common stockholders	$2,437	$1,118	$4,144	$1,884
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$2,437	$1,118	$4,144	$1,884

Weighted average common shares outstanding for basic earnings per common share(1)	4,412,726	4,248,573	4,384,395	4,245,757
Add: Dilutive effects of assumed exercises of stock options	35,077	41,226	37,075	40,263
Add: Dilutive effects of assumed exercises of stock warrants	4,834	198,540	13,894	202,186
Average shares and dilutive potential common shares	4,452,637	4,488,339	4,435,364	4,488,206
Diluted earnings per common share	$0.55	$0.25	$0.93	$0.42

(1)	Adjusted for 1-for-5.5 reverse stock split on August 20, 2018.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Stock options	467	882	475	901

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

Adoption of New Accounting Standards:

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.  The new standard is intended to improve and simplify accounting rules around hedge accounting.  The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.  The new standard takes effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For public companies, early adoption is permitted in any interim period or fiscal years before the effective date of the standard.  Adoption of ASU 2017-12 did not have a significant impact on the Company’s consolidated financial statements.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,977	$30	$17	$9,990
Mortgage-backed securities - residential	147	4	-	151
Collateralized mortgage obligations	47	1	-	48
Total	$10,171	$35	$17	$10,189

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,978	$2	$99	$9,881
Mortgage-backed securities - residential	167	3	-	170
Collateralized mortgage obligations	62	1	-	63
Total	$10,207	$6	$99	$10,114

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2019 or June 30, 2018.

There were no sales of securities for the three and six months ended June 30, 2019 and 2018.

The amortized cost and fair value of debt securities at June 30, 2019 and December 31, 2018 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2019		December 31, 2018
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,991	$4,980	$3,495	$3,472
Due from one to five years	4,986	5,010	6,483	6,409
Mortgage-backed securities - residential	147	151	167	170
Collateralized mortgage obligations	47	48	62	63
Total	$10,171	$10,189	$10,207	$10,114

Fair value of securities pledged was as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Pledged as collateral for:
FHLB advances	$3,586	$4,058
Public deposits	2,015	1,997
Mortgage banking derivatives	1,494	-
Interest-rate swaps	93	104
Total	$7,188	$6,159

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

At June 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2019 (unaudited)	Less than 12 Months			12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss		Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$1,495	(1)	-	$5,987	$17	$7,482	$17
Total temporarily impaired	$1,495		$-	$5,987	$17	$7,482	$17

(1)	Unrealized loss is less than $1 resulting in rounding to zero.

December 31, 2018	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$499	$1	$8,401	$98	$8,900	$99
Total temporarily impaired	$499	$1	$8,401	$98	$8,900	$99

The unrealized losses in U.S. Treasuries at June 30, 2019 and December 31, 2018 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2019 and December 31, 2018.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	June 30, 2019	December 31, 2018
	(unaudited)
Commercial (1)	$146,450	$126,887
Real estate:
Single-family residential	131,517	118,386
Multi-family residential	47,612	47,651
Commercial	190,575	173,435
Construction	62,359	61,792
Consumer:
Home equity lines of credit	22,232	23,961
Other	4,979	5,583
Subtotal	605,724	557,695
Less: ALLL	(7,029)	(7,012)
Loans and leases, net	$598,695	$550,683

(1)	Includes $5,094 and $5,403 of commercial leases at June 30, 2019 and December 31, 2018, respectively.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At June 30, 2019 and December 31, 2018, CFBank held $40,572 and $36,845, respectively, of such loans which have been included in single-family residential loan totals above.

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

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,819	$1,063	$622	$2,299	$759	$375	$87	$7,024
Addition to (reduction in) provision for loan losses	150	(50)	(60)	40	-	(70)	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	1	-	-	-	4	-	5
Ending balance	$1,969	$1,014	$562	$2,339	$759	$309	$77	$7,029

	Six months ended June, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,819	$1,061	$612	$2,274	$739	$410	$97	$7,012
Addition to (reduction in) provision for loan losses	150	(50)	(50)	65	20	(115)	(20)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	3	-	-	-	14	-	17
Ending balance	$1,969	$1,014	$562	$2,339	$759	$309	$77	$7,029

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

	Six months ended June, 2018 (unaudited)
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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of June 30, 2019 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$33	$-	$-	$-	$33
Collectively evaluated for impairment	1,969	1,014	562	2,306	759	309	77	6,996
Total ending allowance balance	$1,969	$1,014	$562	$2,339	$759	$309	$77	$7,029

Loans:
Individually evaluated for impairment	$93	$108	$-	$4,599	$-	$-	$-	$4,800
Collectively evaluated for impairment	146,357	131,409	47,612	185,976	62,359	22,232	4,979	600,924
Total ending loan balance	$146,450	$131,517	$47,612	$190,575	$62,359	$22,232	$4,979	$605,724

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

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended June 30, 2019.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2019.  Cash payments of interest on these loans during the three and six months ended June 30, 2019 totaled $43 and $88, respectively.

				Three months ended		Six months ended
	As of June 30, 2019			June 30, 2019		June 30, 2019
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$93	$93	$-	$94	$-	$96	$-
Real estate:
Single-family residential	108	108	-	109	2	109	3
Commercial:
Owner occupied	$226	$122	$-	$121	$1	122	7
Total with no allowance recorded	427	323	-	324	3	327	10

With an allowance recorded:
Real estate:
Commercial:
Non-owner occupied	4,477	4,477	33	4,483	39	3,932	76
Total with an allowance recorded	4,477	4,477	33	4,483	39	3,932	76
Total	$4,904	$4,800	$33	$4,807	$42	$4,259	$86

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2018.  Cash payments of interest during the three and six months ended June 30, 2018 totaled $48 and $99, respectively.

				Three months ended		Six months ended
	As of December 31, 2018			June 30, 2018		June 30, 2018
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Real estate:
Commercial:
Owner occupied	379	125	-	132	5	133	10
Total with no allowance recorded	379	125	-	132	5	133	10

With an allowance recorded:
Commercial (1)	100	100	-	208	1	218	3
Real estate:
Single-family residential (1)	110	110	-	114	2	115	3
Commercial:
Non-owner occupied	2,826	2,826	22	2,844	39	2,845	78
Owner occupied	-	-	-	186	2	187	4
Total with an allowance recorded	3,036	3,036	22	3,352	44	3,365	88
Total	$3,415	$3,161	$22	$3,484	$49	$3,498	$98
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2019	December 31, 2018
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	93	100
Real estate:
Single-family residential	528	167
Commercial:
Non-owner occupied	1,689	-
Consumer:
Home equity lines of credit:
Originated for portfolio	15	-
Purchased for portfolio	84	89
Other consumer	9	21
Total nonaccrual	2,418	377
Total nonaccrual and nonperforming loans	$2,418	$377

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at June 30, 2019 or December 31, 2018.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2019 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$40	$-	$-	$40	$146,410	$93
Real estate:
Single-family residential	74	371	22	467	131,050	506
Multi-family residential	-	-	-	-	47,612	-
Commercial:
Non-owner occupied	-	-	1,689	1,689	123,894	-
Owner occupied	-	-	-	-	45,558	-
Land	-	-	-	-	19,434	-
Construction	-	-	-	-	62,359	-
Consumer:
Home equity lines of credit:
Originated for portfolio	273	-	-	273	21,669	15
Purchased for portfolio	31	-	-	31	259	84
Other	-	-	9	9	4,970	-
Total	$418	$371	$1,720	$2,509	$603,215	$698

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2018:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$126,887	$100
Real estate:
Single-family residential	597	-	23	620	117,766	144
Multi-family residential	-	-	-	-	47,651	-
Commercial:
Non-owner occupied	-	-	-	-	122,465	-
Owner occupied	-	-	-	-	43,087	-
Land	-	-	-	-	7,883	-
Construction	-	-	-	-	61,792	-
Consumer:
Home equity lines of credit:
Originated for portfolio	474	-	-	474	23,119	-
Purchased for portfolio	-	33	-	33	335	89
Other	-	-	21	21	5,562	-
Total	$1,071	$33	$44	$1,148	$556,547	$333

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

As of June 30, 2019 and December 31, 2018, TDRs totaled $3,111 and $3,161, respectively.  The Company allocated $20 and $22 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2019 and December 31, 2018, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2019 or December 31, 2018 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2019 and June 30, 2018, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended June 30, 2019 and June 30, 2018.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarters ended June 30, 2019 and 2018 that did not meet the definition of a TDR. These loans had a total recorded investment of $15,821 and $21,612 as of June 30, 2019 and 2018, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2019 and December 31, 2018, nonaccrual TDRs were as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Commercial	$93	$100
Total	$93	$100

Nonaccrual loans at June 30, 2019 and December 31, 2018 do not include $3,018 and $3,061, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans and leases by risk category and by class of loans and leases as of June 30, 2019 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at June 30, 2019.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$140,266	$5,468	$716	$146,450
Real estate:
Single-family residential	130,989	-	-	528	131,517
Multi-family residential	-	47,059	403	150	47,612
Commercial:
Non-owner occupied	71	121,035	-	4,477	125,583
Owner occupied	-	43,260	2,176	122	45,558
Land	-	19,434	-	-	19,434
Construction	3,280	59,079	-	-	62,359
Consumer:
Home equity lines of credit:
Originated for portfolio	21,862	-	-	80	21,942
Purchased for portfolio	206	-	-	84	290
Other	4,970	-	-	9	4,979
	$161,378	$430,133	$8,047	$6,166	$605,724

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Leases:

The following lists the components of the net investment in direct financing leases (1):

	June 30, 2019	December 31, 2018
	(unaudited)
Total minimum lease payments to be received	$5,649	$6,045
Less: unearned income	(555)	(642)
Net investment in direct financing leases	$5,094	$5,403

(1)	There were no initial direct costs associated with these leases.

The following summarizes the future minimum lease payments receivable in fiscal year 2019 and in subsequent fiscal years:

2019	$397
2020	793
2021	793
2022	793
2023	1,563
Thereafter	1,310
$5,649

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  At June 30, 2019, the weighted-average remaining lease term for the Company’s operating leases was 4.7 years and the weighted-average discount rate was 6.56%.

The Company’s operating lease costs were $90 for the three months ended June 30, 2019 and $217 for the six months ended June 30, 2019.  The variable lease costs totaled $70 for the three months ended June 30, 2019 and $101 for the six months ended June 30, 2019. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Future minimum operating lease payments as of June 30, 2019 are as follows:

2019, excluding the six months ended June 30, 2019	$271
2020	544
2021	548
2022	536
2023	377
Thereafter	250
Total future minimum rental commitments	2,526
Less - amounts representing interest	(363)
Total operating lease liabilities	$2,163

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2019 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,990
Mortgage-backed securities - residential	151
Collateralized mortgage obligations	48
Total securities available for sale	$10,189
Loans held for sale	$52,184
Yield maintenance provisions (embedded derivatives)	$8
Interest rate lock commitments	$2,480
Financial Liabilities:
Interest-rate swaps	$8
TBA Mortgage-back securities	$645

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2019 or December 31, 2018.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2019 and December 31, 2018.

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at June 30, 2019 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$93
Real Estate:
Single-family residential	109
Commercial:
Non-owner occupied	4,444
Total impaired loans	$4,646

Fair Value Measurements at December 31, 2018 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$100
Real Estate:
Single-family residential	110
Commercial:
Non-owner occupied	2,804
Total impaired loans	$3,014

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2019 or December 31, 2018.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,679 with a valuation allowance of $33 at June 30, 2019. There were no write-downs of impaired collateral dependent loans during the three and six months ended June 30, 2019 or 2018.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,036, with a valuation allowance of $22 at December 31, 2018.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

During the three and six months ended June 30, 2019, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2019 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$93	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.06%
Real estate:
Single-family residential	109	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.61%
Commercial:
Non-owner occupied	4,444	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-2.58%, 8.61%) 1.52%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2019 or December 31, 2018.

As of June 30, 2019 and December 31, 2018, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Aggregate fair value	$52,184	$17,385
Contractual balance	51,031	17,008
Gain (loss)	$1,153	$377

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2019 and 2018 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Interest income	$275	$142	$490	$166
Interest expense	-	-	-	-
Change in fair value	516	216	776	274
Total change in fair value	$791	$358	$1,266	$440

The carrying amounts and estimated fair values of financial instruments at June 30, 2019 were as follows:

	Fair Value Measurements at June 30, 2019 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$34,323	$34,323	$-	$-	$34,323
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	10,189	-	10,189	-	10,189
Loans held for sale	52,184	-	52,184	-	52,184
Loans and leases, net	598,695	-	-	591,720	591,720
FHLB and FRB stock	3,816	n/a	n/a	n/a	n/a
Accrued interest receivable	2,245	26	44	2,175	2,245
Yield maintenance provisions (embedded derivatives)	8	-	8	-	8
Interest rate lock commitments	2,480	-	2,480	-	2,480

Financial liabilities
Deposits	$(628,586)	$(328,081)	$(303,660)	$-	$(631,741)
FHLB advances and other borrowings	(18,500)	-	(18,677)	-	(18,677)
Advances by borrowers for taxes and insurance	(340)	-	-	(340)	(340)
Subordinated debentures	(14,786)	-	(15,609)	-	(15,609)
Accrued interest payable	(239)	(20)	(219)	-	(239)
Interest-rate swaps	(8)	-	(8)	-	(8)
TBA mortgage-back securities	(645)	-	(645)	-	(645)

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

The methods and assumptions, not previously presented, used to estimate fair values are described below.

Cash and Cash Equivalents and Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

Fair values of loans and leases as of June 30, 2019, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 5.44% at June 30, 2019 and 5.65% at December 31, 2018.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter.  After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.  At June 30, 2019, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,631.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2019	December 31, 2018
FHLB fixed rate advances :
Maturities:
2019	1.62%	$3,500	$3,500
2020	1.98%	4,500	4,500
2021	2.32%	4,000	4,000
2022	2.05%	1,500	1,500
Total FHLB fixed rate advances		13,500	13,500

Variable rate other debt:
Maturities:
2020	6.25%	5,000	6,000
Total variable rate other debt		5,000	6,000
Total		$18,500	$19,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6,000.  The Holding Company increased the credit facility by $2,000 in July 2018, and by an additional $2,000 in December 2018, which increased the total borrowing limit to $10,000.  In December 2018, the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of June 30, 2019, the Company had an outstanding balance of $5,000 on the credit facility.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future.  Total compensation cost that has been charged against income for those Plans totaled $138  and $254, respectively, for the three and six months ended June 30, 2019 and $96 and $192, respectively, for the three and six months ended June 30, 2018.  The total income tax effect was $29 and $53, respectively, for the three and six months ended June 30, 2019 and $20 and $40, respectively, for the three and six months June 30, 2018.  All exercise prices and share amounts have been restated for the 1-for-5.5 reverse stock split on August 20, 2018 (see Note 1).

The Plans are all stockholder-approved and authorize stock option grants and restricted stock awards to be made to directors, officers and employees.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 18,181 shares for stock option grants and restricted stock awards, of which up to 5,454 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provided for 36,363 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727.  The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the Central Federal Corporation 2009 Equity Compensation Plan and that are later forfeited or expire), to be awarded as stock option grants, stock appreciation rights, restricted stock awards or restricted stock units.

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

There were no options granted or exercised during the three and six months ended June 30, 2019 and June 30, 2018.

A summary of stock option activity in the Plans for the six months ended June 30, 2019 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	96,379	$7.65
Expired	-	-
Cancelled or forfeited	(925)	8.03
Outstanding at end of period	95,454	$7.64	3.9	$422,330

Exercisable at end of period	95,454	7.64	3.9	$422,330

During the six months ended June 30, 2019, there were 925 stock options canceled, forfeited or expired.  There were 73 stock options canceled, forfeited or expired during the six months ended June 30, 2018.  As of June 30, 2019, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 33,788 shares of restricted stock granted under the 2009 Plan during the six months ended June 30, 2019.  There were 727 shares of restricted stock granted under the 2009 Plan during the six months ended June 30, 2018.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2019 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	69,324	$11.91
Granted	33,788	12.81
Vested	-	-
Forfeited	(1,493)	12.12
Nonvested at June 30, 2019	101,619	$12.21

As of June 30, 2019 and 2018, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $972 and $642, respectively.

There were 1,493 shares of restricted stock forfeited during the six month period ended June 30, 2019.  There were 7,999 shares of restricted stock forfeited during the six months ended June 30, 2018.  There were no shares of restricted stock that vested during the six months ended June 30, 2019 and 2018.

The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.  There were 300,000 shares remaining available for grant under the 2019 Plan at June 30, 2019.

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

The following tables present actual and required capital ratios as of June 30, 2019 and December 31, 2018 for CFBank under the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total Capital to risk weighted assets	$74,274	11.95%	$65,270	10.50%	$62,162	10.00%
Tier 1 (Core) Capital to risk weighted assets	67,103	10.79%	52,838	8.50%	49,730	8.00%
Common equity tier 1 capital to risk-weighted assets	67,103	10.79%	43,514	7.00%	40,405	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	67,103	9.44%	28,438	4.00%	35,548	5.00%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital to risk weighted assets	$69,066	12.37%	$55,164	9.88%	$58,626	10.50%	$55,834	10.00%
Tier 1 (Core) Capital to risk weighted assets	62,085	11.12%	43,998	7.88%	47,459	8.50%	44,668	8.00%
Common equity tier 1 capital to risk-weighted assets	62,085	11.12%	35,622	6.38%	39,084	7.00%	36,292	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	62,085	10.13%	24,526	4.00%	24,526	4.00%	30,658	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $665 at June 30, 2019 and $1,359 at December 31, 2018.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2019, CFBank had $93 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of June 30, 2019, CFBank was well-capitalized under regulatory capital standards.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Summary information about the derivative instruments is as follows:

	June 30, 2019	December 31, 2018
	(unaudited)
Notional amount	$665	$1,359
Weighted average pay rate on interest-rate swaps	2.74%	3.12%
Weighted average receive rate on interest-rate swaps	2.38%	2.49%
Weighted average maturity (years)	1.3	2.0
Fair value of interest-rate swaps	$(8)	$(17)
Fair value of yield maintenance provisions	8	17

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the six months ended June 30, 2019 or 2018.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $242,571 and $55,220 of interest rate lock commitments related to residential mortgage loans at June 30, 2019 and December 31, 2018, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $2,480 and $721 at June 30, 2019 and December 31, 2018, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30 to 60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	June 30, 2019 (unaudited)		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate commitments	$242,571	$2,480	$55,220	$721
TBA mortgage-back securities	144,250	(645)	33,250	(342)

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table represents the revenue recognized on mortgage activities for the three and six months ended June 30, 2019 and 2018 (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
Gain on loans sold	$1,884	$276	$3,116	$290
Gain (loss) from change in fair value of loans held-for-sale	516	216	776	274
Gain (loss) from change in fair value of derivatives	(49)	17	(90)	253
	$2,351	$509	$3,802	$817

NOTE 12 – INCOME TAXES

At June 30, 2019, the Company had a deferred tax asset recorded in the amount of $1,600.  At December 31, 2018, the Company had a deferred tax asset recorded of approximately $1,600.  At June 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2015.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2019 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At June 30, 2019, the Company had net operating loss carryforwards of $22,742, which expire at various dates from 2024 to 2033. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and six months ended June 30, 2019 was approximately 20.4% and 20.2%, respectively, and 19.8% and 19.5%, respectively, for the three and six months ended June 30, 2018, which management believes is a reasonable estimate for the effective tax rate.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2019 and 2018:

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Tax exempt income on bank owned life insurance	(0.3%)	(0.5%)	(0.3%)	(0.6)%
Low income housing credits	(0.5%)	(1.1%)	(0.6%)	(1.0%)
Other, net	0.2%	0.4%	0.1%	0.1%
Effective tax rate	20.4%	19.8%	20.2%	19.5%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$(38)	$(101)	$(73)	$(47)
Other comprehensive income (loss) before reclassifications (2)	52	(15)	87	(69)
Net current-period other comprehensive income (loss)	52	(15)	87	(69)
Accumulated other comprehensive income (loss), end of period	$14	$(116)	$14	$(116)

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2019 and 2018.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock in the aggregate amount of approximately $187,500 quarterly ($750,000 annually) beginning with the 4th quarter of 2017.

NOTE 15 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase (i) 2.00 shares of common stock of the Company (or 0.364 shares on a post-reverse-split basis) if the purchaser purchased less than $700 (28,000 shares) of Series B Preferred Stock in the Private Placement, or (ii) 3.25 shares of common stock (or 0.591 shares on a post-reverse-split basis) if the purchaser purchased $700 (28,000 shares) or more of Series B Preferred Stock in the Private Placement.  Warrants to purchase an aggregate of 1,152,125 shares of common stock (or 209,477 shares on a post-reverse-split basis) were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants are exercisable for a period of approximately five (5) years expiring on July 15, 2019, at an exercise price of $10.18 (on a post-reverse-split basis) per share of common stock.  As of June 30, 2019, warrants to purchase an aggregate of 31,294 shares of common stock (on a post-reverse-split basis) were outstanding.

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

CFBank has a presence in four major metro Ohio markets – Columbus, Cleveland, Cincinnati and Akron – as well as its two branch locations in Columbiana County, Ohio.  In March 2019, CFBank opened a branch location in Blue Ash, Ohio, which is its second location in the Cincinnati market.    CFBank provides personalized Business Banking products and services including commercial loans and leases, commercial and residential real estate loans and treasury management depository services.  As a full service commercial bank, our business, along with our products and services, is focused on serving the banking and financial needs of closely held businesses.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  In addition, CFBank provides residential lending and full service retail banking services and products.  Most of our deposits and loans come from our market area.  Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

Net income is also affected by, among other things, provisions for loan and lease losses, loan fee income, service charges, gains on loan sales, operating expenses, and taxes.  Operating expenses principally consist of employee compensation and benefits, occupancy, advertising and marketing, data processing, professional fees, FDIC insurance premiums and other general and administrative expenses.  Our results of operations are significantly affected by general economic and competitive conditions, changes in market interest rates and real estate values, government policies and actions of regulatory authorities.  Our regulators have extensive discretion in their supervisory and enforcement activities, including the authority to impose restrictions on our operations, to classify our assets and to require us to increase the level of our allowance for loan and lease losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our business, financial condition, results of operations and/or cash flows.

Management’s Discussion and Analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes.

Financial Condition

General.  Assets totaled $721.0 million at June 30, 2019 and increased $56.0 million, or 8.4%, from $665.0 million at December 31, 2018.  The increase was primarily due to a $48.0 million increase in net loan balances and a $34.8 million increase in loans held for sale, partially offset by a $33.0 million decrease in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents totaled $34.3 million at June 30, 2019, and decreased $33.0 million, or 49.0%, from $67.3 million at December 31, 2018.  The decrease in cash and cash equivalents was primarily attributed to an increase in loans and loans held for sale, partially offset by an increase in deposit balances.

Securities.  Securities available for sale totaled $10.2 million at June 30, 2019, and increased $75,000, or 0.7%, compared to $10.1 million at December 31, 2018.  The increase was primarily due to a security purchase, partially offset by principal maturities.

Loans and Leases.    Net loans and leases totaled $598.7 million at June 30, 2019, and increased $48.0 million, or 8.7%, from $550.7 million at December 31, 2018.  The increase was primarily due to a $19.6 million increase in commercial loan balances, a $17.1 million increase in commercial real estate loan balances, and a $13.1 million increase in single-family loan balances, partially offset by a $2.3 million decrease in consumer loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.    During the three and six months ended June 30, 2019, loan origination activity totaled $222.9 million and $436.7, respectively, and payoffs for the same period totaled $221.7 million and $432.9, respectively.  At June 30, 2019 and December 31, 2018, CFBank held $40.6 million and $36.8 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).    The allowance for loan and lease losses totaled $7.0 million at June 30, 2019, and increased $17,000, or 0.2%, from $7.0 million at December 31, 2018.  The increase in the ALLL is due to net recoveries during the six months ended June 30, 2019.  The ratio of the ALLL to total loans was 1.16% at June 30, 2019, compared to 1.26% at December 31, 2018.

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

Individually evaluated impaired loans totaled $4.8 million at June 30, 2019, and increased $1.6 million, or 51.9%, from $3.2 million at December 31, 2018.  The increase was primarily due to a commercial real estate loan that became impaired during the first quarter of 2019. The amount of the ALLL specifically allocated to individually impaired loans totaled $33,000 at June 30, 2019 and $22,000 at December 31, 2018.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $2.4 million at June 30, 2019, and increased $2.0 million from $377,000 at December 31, 2018.  The increase was primarily due to a commercial real estate loan that became nonaccrual during the first quarter of 2019.  The ratio of nonperforming loans to total loans was 0.40% at June 30, 2019 compared to 0.07% at December 31, 2018.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $93,000 at June 30, 2019 and $100,000 at December 31, 2018.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at June 30, 2019 and December 31, 2018 do not include $3.0 million and $3.1 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system.  In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators.  Assets designated as special mention are considered criticized assets.  Assets designated as substandard, doubtful or loss are considered classified assets.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the regulatory asset classifications.

The level of total criticized and classified loans increased by $3.9 million, or 37.6%, during the six months ended June 30, 2019 primarily due to loan downgrades.  Loans designated as special mention increased $1.0 million, or 14.5%, and totaled $8.0 million at June 30, 2019, compared to $7.0 million at December 31, 2018.  Loans classified as substandard increased $2.9 million, or 86.9%, and totaled $6.2 million at June 30, 2019, compared to $3.3 million at December 31, 2018.  No loans were classified as doubtful at June 30, 2019 and December 31, 2018.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $1.4 million, or 118.6%, and totaled $2.5 million at June 30, 2019, compared to $1.1 million at December 31, 2018.  Past due loans totaled 0.4% of the loan portfolio at June 30, 2019, compared to 0.2% at December 31, 2018.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans made by CFBank primarily consist of commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, there is increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $69.4 million, or 47.4%, of CFBank’s commercial portfolio at June 30, 2019, compared to $73.5 million, or 57.9%, at December 31, 2018.  Interest only home equity lines of credit totaled $20.4 million, or 91.9%, of the total home equity lines of credit at June 30, 2019 compared to $22.6 million, or 94.4%, at December 31, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2019; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   There were no foreclosed assets at June 30, 2019 compared to $38,000 at December 31, 2018.  Foreclosed assets at December 31, 2018 consisted of one single-family residential property that was transferred into REO at fair value during the fourth quarter of 2018 and was sold during the first quarter of 2019.  The level of foreclosed assets and charges to foreclosed assets expense may increase in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.    Deposits totaled $628.6 million at June 30, 2019, an increase of $48.8 million, or 8.4%, from $579.8 million at December 31, 2018.  The increase is primarily attributed to a $46.8 million increase in money market account balances, a $26.8 million increase in certificate of deposit account balances, and a $2.4 million increase in saving account balances, partially offset by a $27.2 million decrease in checking account balances.  The increases in money market, certificate of deposit, and savings account balances were primarily due to increases in customer relationships and balances from on-going sales and marketing activities.  The decrease in checking account balances was due to the timing of certain large customer transactions.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $93.0 million at June 30, 2019, and decreased $8.2 million, or 8.1%, from $101.2 million at December 31, 2018.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which no longer qualify as brokered, totaled $25.7 million at June 30, 2019 and decreased $22.4 million, or 46.6%, from $48.1 million at December 31, 2018.

FHLB advances and other debt.  FHLB advances and other debt totaled $18.5 million at June 30, 2019 and decreased $1.0 million, or 5.1%, compared to $19.5 million at December 31, 2018.  In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6.0 million, which was subsequently increased to $8.0 million in July 2018 and to $10 million in December 2018.  In December 2018, the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  As of June 30, 2019, the Holding Company had an outstanding balance of $5.0 million on the credit facility.  See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures.  Subordinated debentures totaled $14.8 million at June 30, 2019 and at December 31, 2018.  In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000.  In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  Interest payment were current at June 30, 2019 and December 31, 2018.

Stockholders’ equity. Stockholders’ equity totaled $50.9 million at June 30, 2019, an increase of $5.3 million, or 11.8%, from $45.6 million at December 31, 2018.  The increase in total stockholders’ equity was primarily attributed to net income of $4.0 million, as well as the receipt of additional equity totaling $1.1 million upon the exercise of outstanding warrants to purchase common stock of the Company.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2019 and 2018.

General.   The Company’s income before income tax expense for the quarter ended June 30, 2019 totaled $2.9 million and increased $1.5 million, or 103.2%, compared to $1.4 million for the quarter ended June 30, 2018. The increase in income before income tax expense was due to a $1.8 million increase in noninterest income and a $882,000 increase in net interest income, partially offset by a $1.3 million increase in noninterest expense.

Net income for the three months ended June 30, 2019 totaled $2.3 million and increased $1.2 million, or 101.8%, compared to net income of $1.1 million for the three months ended June 30, 2018.   Net income attributable to common stockholders for the three months ended June 30, 2019, totaled $2.4 million (or $0.55 per diluted common share) and increased $1.3 million compared to net income attributable to common stockholders of $1.1 million  (or $0.25 per diluted common share) for the three months ended June 30, 2018.

For the three months ended June 30, 2019, the accretion of discount from the Company’s Series B Preferred Stock and the value of warrants exercised increased net income attributable to common shareholders by $157,000.  For the three months ended June 30, 2018, the accretion of discount from the Company’s Series B Preferred Stock decreased net income attributable to common stockholders by $12,000.

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

Net interest income totaled $5.2 million for the quarter ended June 30, 2019 and increased $882,000, or 20.3%, compared to net interest income of $4.3 million for the quarter ended June 30, 2018.  The increase in net interest income was primarily due to a $2.6 million, or 45.0%, increase in interest income, partially offset by a $1.8 million, or 115.5%, increase in interest expense.  The increase in interest income was primarily attributed to a $171.8 million, or 33.9%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, increased  loan fees, and a 38bps increase in average yield on interest-earning assets.  The increase in interest expense was attributed to an 85bps increase in the average cost of funds on interest-bearing liabilities and a $154.0 million, or 39.7%, increase in average interest-bearing liabilities.  As a result, the net interest margin of 3.08% for the quarter ended June 30, 2019 decreased 35bps compared to the net interest margin of 3.43% for the quarter ended June 30, 2018.

Interest income totaled $8.5 million and increased $2.6 million, or 45.0%, for the quarter ended June 30, 2019, compared to $5.9 million for the quarter ended June 30, 2018. The increase in interest income was primarily attributed to a $163.5 million, or 35.4%, increase in average loans and loans held for sale outstanding, increased loan fees and a 33bp increase in average yield on loans and loans held for sale.

Interest expense totaled $3.3 million and increased $1.8 million, or 115.5%, for the quarter ended June 30, 2019, compared to $1.5 million for the quarter ended June 30, 2018.  The increase in interest expense was attributed to an 83bps increase in the overall cost of funds on total interest-bearing deposits coupled with a $148.8 million, or 41.4%, increase in average interest-bearing deposit balances.

Provision for loan and lease losses.  There was no provision for loan and lease losses for the quarter ended June 30, 2019 or the quarter ended June 30, 2018, which is due to strong credit quality and net recoveries.  Net recoveries totaled $5,000 for each of the quarters ended June 30, 2019 and June 30, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2019 and 2018.

	For the three months ended June 30,
	2019	2018
(unaudited)	(Dollars in thousands)
Single-family residential real estate	$(1)	$-
Home equity lines of credit	(4)	(5)
Total	$(5)	$(5)

Noninterest income.  Noninterest income for the quarter ended June 30, 2019 totaled $2.6 million and increased $1.8 million, or 250.4%, compared to $732,000 for the quarter ended June 30, 2018.  The increase was primarily due to a $1.9 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was a result of increased sales volume related to our residential mortgage lending business.

Noninterest expense.    Noninterest expense for the quarter ended June 30, 2019 totaled $4.9 million and increased $1.2 million, or 34.4%, compared to $3.7 million for the quarter ended June 30, 2018.  The increase in noninterest expense during the three months ended June 30, 2019 was primarily due to a $630,000 increase in salaries and employee benefits expense and a  $246,000 increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures related to leads-based marketing expense to drive revenue growth in our residential mortgage lending business.

Income taxes.    Income tax expense was $583,000 for the quarter ended June 30, 2019, an increase of $304,000, compared to $279,000 for the quarter ended June 30, 2018.  The effective tax rate for the quarter ended June 30, 2019 was approximately 20.4%, as compared to approximately 19.8% for the quarter ended June 30, 2018.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2019 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2019 and 2018.

General.   The Company’s income before income tax expense for the six months ended June 30, 2019 totaled $5.0 million and increased $2.6 million, or 107.9%, compared to $2.4 million for the six months ended June 30, 2018. The increase in income before income tax expense was due to a $2.0 million increase in net interest income and a $3.1 million increase in noninterest income, partially offset by a $2.5 million increase in noninterest expense.

Net income for the six months ended June 30, 2019 totaled $4.0 million and increased $2.1 million, or 106.1%, compared to net income of $1.9 million for the six months ended June 30, 2018.   Net income attributable to common stockholders for the six months ended June 30, 2019, totaled $4.1 million  (or $0.93 per diluted common share) and increased $2.2 million compared to net income attributable to common stockholders of $1.9 million  (or $0.42 per diluted common share) for the six months ended June 30, 2018.

For the six months ended June 30, 2019, the accretion of discount from the Company’s Series B Preferred Stock and the value of warrants exercised increased net income attributable to common shareholders by $183,000.  For the six months ended June 30, 2018, the accretion of discount from the Company’s Series B Preferred Stock decreased net income attributable to common stockholders by $38,000.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Net interest income totaled $10.3 million for the six months ended June 30, 2019 and increased $2.0 million, or 25.1%, compared to net interest income of $8.3 million for the six months ended June 30, 2018.  The increase in net interest income was primarily due to a $5.4 million, or 49.9%, increase in interest income, partially offset by a $3.4 million, or 125.5%, increase in interest expense.  The increase in interest income was primarily attributed to a $174.8 million, or 36.2%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, and a 46bps increase in average yield on interest-earning assets.  The increase in interest expense was attributed to an 89bps increase in the average cost of funds on interest-bearing liabilities and a $149.1 million, or 40.1%, increase in average interest-bearing liabilities.  As a result, the net interest margin of 3.14% for the six months ended June 30, 2019 decreased 28bps compared to the net interest margin of 3.42% for the six months ended June 30, 2018.

Interest income totaled $16.4 million and increased $5.4 million, or 49.9%, for the six months ended June 30, 2019, compared to $11.0 million for the quarter ended June 30, 2018. The increase in interest income was primarily attributed to a $164.1 million, or 37.6%, increase in average loans and loans held for sale outstanding, and a 39bp increase in average yield on loans and loans held for sale.

Interest expense totaled $6.1 million and increased $3.4 million, or 125.5%, for the six months ended June 30, 2019, compared to $2.7 million for the six months ended June 30, 2018.  The increase in interest expense was attributed to an 84bps increase in the overall cost of funds on total interest-bearing deposits coupled with a $140.0 million, or 40.3%, increase in average interest-bearing deposit balances.

Provision for loan and lease losses.  There was no provision for loan and lease losses for the six months ended June 30, 2019 or the six months ended June 30, 2018, which is due to strong credit quality and net recoveries.  Net recoveries for the six months ended June 30, 2019 totaled $17,000, compared to net recoveries of $11,000 for the six months ended June 30, 2018.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2019 and 2018.

	For the six months ended June 30,
	2019	2018
(unaudited)	(Dollars in thousands)
Commercial	$-	$(2)
Single-family residential real estate	(3)	4
Home equity lines of credit	(14)	(13)
Total	$(17)	$(11)

Noninterest income.  Noninterest income for the six months ended June 30, 2019 totaled $4.3 million and increased $3.1 million, or 251.1%, compared to $1.2 million for the six months ended June 30, 2018.  The increase was primarily due to a $3.0 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was a result of increased sales volume related to our residential mortgage lending business.

Noninterest expense.    Noninterest expense for the six months ended June 30, 2019 totaled $9.6 million and increased $2.5 million, or 35.9%, compared to $7.1 million for the six months ended June 30, 2018.  The increase in noninterest expense during the six months ended June 30, 2019 was primarily due to a $1.2 million increase in salaries and employee benefits expense and a $605,000 increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with increases in personnel due to our geographic expansion and to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures related to leads-based marketing expense to drive revenue growth in our residential mortgage lending business.

Income taxes. Income tax expense was $1.0 million for the six months ended June 30, 2019, an increase of $537,000, compared to $465,000 for the six months ended June 30, 2018.  The effective tax rate for the six months ended June 30, 2019 was approximately 20.2%, as compared to approximately 19.5% for the six months ended June 30, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2019 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Average Balances, Interest Rates and Yields.    The following tables present, for the periods indicated, the total dollar amount of fully taxable equivalent interest income from average interest-earning assets and the resultant yields, as well as the interest expense on average interest-bearing liabilities, expressed in both dollars and rates. Average balances are computed using month-end balances.

	For Three Months Ended June 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,557	$43	1.79%	$11,708	$47	1.59%
Loans and loans held for sale (3)	625,745	8,112	5.19%	462,273	5,616	4.86%
Other earning assets	39,448	297	3.01%	29,512	156	2.11%
FHLB and FRB stock	3,816	53	5.56%	3,251	48	5.91%
Total interest-earning assets	678,566	8,505	5.01%	506,744	5,867	4.63%
Noninterest-earning assets	33,566			24,609
Total assets	$712,132			$531,353

Interest-bearing liabilities:
Deposits	$508,424	2,876	2.26%	$359,580	1,288	1.43%
FHLB advances and other borrowings	33,281	400	4.81%	28,081	232	3.30%
Total interest-bearing liabilities	541,705	3,276	2.42%	387,661	1,520	1.57%

Noninterest-bearing liabilities	121,851			102,156
Total liabilities	663,556			489,817

Equity	48,576			41,536
Total liabilities and equity	$712,132			$531,353

Net interest-earning assets	$136,861			$119,083
Net interest income/interest rate spread		$5,229	2.59%		$4,347	3.06%
Net interest margin			3.08%			3.43%
Average interest-earning assets
to average interest-bearing liabilities	125.26%			130.72%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,622	$85	1.76%	$11,711	$90	1.52%
Loans and loans held for sale (3)	600,980	15,602	5.19%	436,856	10,483	4.80%
Other earning assets	43,557	652	2.99%	31,212	303	1.94%
FHLB and FRB stock	3,678	107	5.82%	3,240	95	5.86%
Total interest-earning assets	657,837	16,446	5.00%	483,019	10,971	4.54%
Noninterest-earning assets	33,748			24,476
Total assets	$691,585			$507,495

Interest-bearing liabilities:
Deposits	$487,613	5,309	2.18%	$347,621	2,330	1.34%
FHLB advances and other borrowings	33,488	808	4.83%	24,352	383	3.15%
Total interest-bearing liabilities	521,101	6,117	2.35%	371,973	2,713	1.46%

Noninterest-bearing liabilities	123,125			94,515
Total liabilities	644,226			466,488

Equity	47,359			41,007
Total liabilities and equity	$691,585			$507,495

Net interest-earning assets	$136,736			$111,046
Net interest income/interest rate spread		$10,329	2.65%		$8,258	3.08%
Net interest margin			3.14%			3.42%
Average interest-earning assets
to average interest-bearing liabilities	126.24%			129.85%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Six Months Ended
	June 30, 2019			June 30, 2019
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2018			June 30, 2018

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$26	$(30)	$(4)	$28	$(33)	$(5)
Loans and loans held for sale	398	2,098	2,496	916	4,203	5,119
Other earning assets	79	62	141	202	147	349
FHLB and FRB Stock	(15)	20	5	(1)	13	12
Total interest-earning assets	488	2,150	2,638	1,145	4,330	5,475

Interest-bearing liabilities:
Deposits	926	662	1,588	1,811	1,168	2,979
FHLB advances and other borrowings	119	49	168	250	175	425
Total interest-bearing liabilities	1,045	711	1,756	2,061	1,343	3,404

Net change in net interest income	$(557)	$1,439	$882	$(916)	$2,987	$2,071

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$34,017	$67,952
Additional borrowing capacity at the FHLB	74,865	54,769
Additional borrowing capacity at the FRB	61,558	58,502
Unused commercial bank line of credit	8,000	8,000
Total	$178,440	$189,223

Cash, unpledged securities and deposits in other financial institutions decreased $34.0 million, or 49.9%, to $34.0 million at June 30, 2019, compared to $68.0 million at December 31, 2018. The decrease is primarily attributed to an increase in loans and loans held for sale, partially offset by an increase in deposit balances.

CFBank’s additional borrowing capacity with the FHLB increased $20.1 million, or 36.7%, to $74.9 million at June 30, 2019, compared to $54.8 million at December 31, 2018.

CFBank’s additional borrowing capacity at the FRB increased $3.1 million, or 5.2%, to $61.6 million at June 30, 2019 from $58.5 million at December 31, 2018.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $8.0 million of availability in an unused line of credit with a commercial bank at June 30, 2019 and December 31, 2018.

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

Management believes that the Holding Company had adequate funds at June 30, 2019 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $280,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 5.44% at June 30, 2019.  An increase in the three-month LIBOR would increase the debt service requirement of the subordinated debentures.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000.  The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6 million.  In July 2018, the Holding Company increased the credit facility to an aggregate of $8 million.  In December 2018, the Holding Company increased the line by an additional $2 million bringing the total borrowing limit to $10 million and the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  During 2018, a total of $6.5 million was downstreamed as capital contributions to CFBank.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of June 30, 2019, the Company had an outstanding balance of $5 million on the credit facility.

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of June 30, 2019, the Holding Company had a total of $1.2 million of cash at the Holding Company level, which included approximately $1.1 million of retained proceeds from the Holding Company’s issuance of $10 million of fixed-to-floating rate subordinated debt in December 2018, as well as an additional $5 million of availability under the Holding Company’s revolving line-of-credit.

The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.  In addition, so long as CFBank has a negative accumulated deficit, any dividends or distributions by CFBank to the Holding Company will require prior non-objection of the OCC.  As of June 30, 2019, CFBank had an accumulated deficit of approximately $2.5 million, which reflected a reduction of $4.7 million since December 31, 2018 as a result of the retention of earnings.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2019, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2019.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the second quarter of 2019.

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

CENTRAL FEDERAL CORPORATION

Dated: August 12, 2019	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 12, 2019	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer