Form 10-Q
period 2019-09-30
CENTRAL FEDERAL CORP
filed 2019-11-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes [  ]    No [X]

As of November 1, 2019, there were 5,339,690 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2019	2018

ASSETS
Cash and cash equivalents	$37,299	$67,304
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	9,183	10,114
Loans held for sale, at fair value	82,382	17,385
Loans and leases, net of allowance of $7,057 and $7,012	630,459	550,683
FHLB and FRB stock	3,969	3,476
Foreclosed assets, net	-	38
Premises and equipment, net	4,052	3,864
Operating lease right-of-use assets	1,874	-
Bank owned life insurance	5,309	5,203
Accrued interest receivable and other assets	11,810	6,858
Total assets	$786,437	$665,025

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$110,378	$111,445
Interest bearing	575,569	468,341
Total deposits	685,947	579,786
FHLB advances and other debt	22,500	19,500
Advances by borrowers for taxes and insurance	509	827
Operating lease liabilities	2,062	-
Accrued interest payable and other liabilities	6,741	4,586
Subordinated debentures	14,796	14,767
Total liabilities	732,555	619,466

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909 (1);
shares issued: 4,521,510 at September 30, 2019 and 4,366,297 at December 31, 2018	45	44
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at September 30, 2019 and 0 at December 31, 2018	-	-
Additional paid-in capital	63,134	61,706
Accumulated deficit	(5,955)	(12,752)
Accumulated other comprehensive income (loss)	24	(73)
Treasury stock, at cost; 31,235 shares of common stock at September 30, 2019 and December 31, 2018	(3,366)	(3,366)
Total stockholders' equity	53,882	45,559
Total liabilities and stockholders' equity	$786,437	$665,025

(1)	Reflects 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest and dividend income
Loans and leases, including fees	$8,588	$6,380	$24,190	$16,863
Securities	45	49	130	139
FHLB and FRB stock dividends	51	50	158	145
Federal funds sold and other	161	142	813	445
	8,845	6,621	25,291	17,592
Interest expense
Deposits	3,055	1,707	8,364	4,037
FHLB advances and other debt	206	163	501	420
Subordinated debentures	253	68	766	194
	3,514	1,938	9,631	4,651
Net interest income	5,331	4,683	15,660	12,941
Provision for loan and lease losses	-	-	-	-
Net interest income after provision for loan and lease losses	5,331	4,683	15,660	12,941

Noninterest income
Service charges on deposit accounts	146	128	408	364
Net gains on sales of loans	3,070	451	6,935	1,268
Earnings on bank owned life insurance	37	34	106	102
Other	34	30	97	122
	3,287	643	7,546	1,856
Noninterest expense
Salaries and employee benefits	2,865	2,116	8,009	6,026
Occupancy and equipment	278	224	724	573
Data processing	335	275	944	733
Franchise and other taxes	106	103	318	308
Professional fees	448	358	1,092	862
Director fees	137	106	401	301
Postage, printing and supplies	51	44	177	145
Advertising and marketing	647	367	1,889	1,004
Telephone	54	43	144	113
Loan expenses	80	29	171	72
Foreclosed assets, net	-	-	(9)	-
Depreciation	82	67	231	188
FDIC premiums	47	141	351	328
Regulatory assessment	42	34	124	103
Other insurance	25	22	72	63
Other	131	103	315	297
	5,328	4,032	14,953	11,116
Income before incomes taxes	3,290	1,294	8,253	3,681
Income tax expense	673	239	1,675	704
Net income	2,617	1,055	6,578	2,977
Accretion of discount and value of warrants exercised related to Series B preferred stock	36	(26)	219	(64)
Net income attributable to common stockholders	$2,653	$1,029	$6,797	$2,913

Earnings per common share:
Basic	$0.59	$0.24	$1.54	$0.69
Diluted	$0.59	$0.24	$1.52	$0.67

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$2,617	$1,055	$6,578	$2,977
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of $3 and ($3) and $26 and ($18)	10	(16)	97	(85)
Other comprehensive income (loss), net of tax	10	(16)	97	(85)
Comprehensive income	$2,627	$1,039	$6,675	$2,892

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2019	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at June 30, 2019	$45	$62,835	$(8,608)	$14	$(3,366)	$50,920
Net income			2,617			2,617
Other comprehensive income				10		10
Restricted stock expense, net of forfeitures		136				136
Exercise of warrants to common stock	-	199				199
Accretion of discount and value of warrants exercised		(36)	36			-
Balance at September 30, 2019	$45	$63,134	$(5,955)	$24	$(3,366)	$53,882

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Nine months ended September 30, 2019	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at January 1, 2019	$44	$61,706	$(12,752)	$(73)	$(3,366)	$45,559
Net income			6,578			6,578
Other comprehensive income				97		97
Issuance of 33,788 stock based incentive plan shares, net of forfeitures	-	-				-
Restricted stock expense, net of forfeitures		390				390
Exercise of warrants to common stock	1	1,257				1,258
Accretion of discount and value of warrants exercised		(219)	219			-
Balance at September 30, 2019	$45	$63,134	$(5,955)	$24	$(3,366)	$53,882

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2018	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at June 30, 2018 (1)	$43	$61,044	$(15,203)	$(116)	$(3,324)	$42,444
Net income			1,055			1,055
Other comprehensive loss				(16)		(16)
Restricted stock expense, net of forfeitures		99				99
Exercise of warrants to common stock	-	5				5
Accretion of discount on warrants		26	(26)			-
Balance at September 30, 2018	$43	$61,174	$(14,174)	$(132)	$(3,324)	$43,587

(1) Common Stock and Additional Paid-In Capital balances were restated for 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1.

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Nine months ended September 30, 2018	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at January 1, 2018 (1)	$43	$60,676	$(17,087)	$(47)	$(3,324)	$40,261
Net income			2,977			2,977
Other comprehensive loss				(85)		(85)
Issuance of 727 stock based incentive plan shares, net of forfeitures (1)	-	-				-
Restricted stock expense, net of forfeitures		290				290
Exercise of warrants to common stock	-	144				144
Accretion of discount on warrants		64	(64)			-
Balance at September 30, 2018	$43	$61,174	$(14,174)	$(132)	$(3,324)	$43,587

(1) Common Stock and Additional Paid-In Capital balances were restated for 1-for-5.5 reverse stock split on August 20, 2018 – See Note 1.

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended
	September 30,
	2019	2018
Net Income	$6,578	$2,977
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	-
Depreciation	231	188
Amortization, net	(8)	(19)
Deferred income tax (benefit)	8	10
Originations of loans held for sale	(411,257)	(158,595)
Proceeds from sale of loans held for sale	352,538	136,908
Net gains on sales of loans	(6,935)	(1,268)
Write-down of premises and equipment	-	33
Gain on sale of foreclosed assets	(12)	-
Earnings on bank owned life insurance	(106)	(102)
Stock-based compensation expense	390	290
Net change in:
Accrued interest receivable and other assets	(3,176)	(1,173)
Operating lease right-of-use asset	310	-
Operating lease right-of-use liability	(306)	-
Accrued interest payable and other liabilities	1,222	634
Net cash used by operating activities	(60,523)	(20,117)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,558	2,089
Purchases	(1,494)	(1,475)
Loan and lease originations and payments, net	(80,283)	(61,147)
Loans purchased	-	(25,958)
Proceeds from the sale of loans	1,137	-
Additions to premises and equipment	(419)	(411)
Purchase of FRB Stock	(493)	(249)
Purchase of other investments	(734)	-
Return of investment-joint ventures	95	-
Proceeds from the sale of foreclosed assets	50	-
Net cash used by investing activities	(79,583)	(87,151)
Cash flows from financing activities:
Net change in deposits	106,161	113,034
Proceeds from FHLB advances and other debt	577,500	74,600
Repayments on FHLB advances and other debt	(574,500)	(66,600)
Net change in advances by borrowers for taxes and insurance	(318)	(40)
Exercise of warrants to common stock	1,258	144
Net cash from financing activities	110,101	121,138
Net change in cash and cash equivalents	(30,005)	13,870
Beginning cash and cash equivalents	67,304	45,498
Ending cash and cash equivalents	$37,299	$59,368

Supplemental cash flow information:
Interest paid	$2,574	$4,533
Income tax paid	1,780	660
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	657	-
Investment payable on limited liability corporation and limited partnership	1,170	-
Transfer of other liability to operating lease right-of-use asset	184	-
Initial recognition of operating right-of-use lease asset	2,368	-
Initial recognition of operating right-of-use lease liability	2,368	-

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three and nine months ended September 30, 2019 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2018 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2018 (referred to herein as the “2018 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Historic Tax Credits:  In June 2019, the Company made an equity investment as a non-managing member in an entity that is expected to receive historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code.  The Company expects to receive a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time.  The investment in HTC is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets.  The Company’s recorded investment in this entity was $894 at September 30, 2019.  The maximum exposure to loss related to these investments was $894 at September 30, 2019, representing the Company’s investment balance.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Basic
Net income	$2,617	$1,055	$6,578	$2,977
Accretion of discount and value of warrants exercised related to Series B preferred stock	36	(26)	219	(64)
Net income allocated to common stockholders	$2,653	$1,029	$6,797	$2,913

Weighted average common shares outstanding including unvested share-based payment awards	4,488,399	4,251,820	4,419,444	4,247,800
Less: Unvested share-based payment awards	-	-	-	-
Average shares	4,488,399	4,251,820	4,419,444	4,247,800
Basic earnings per common share	$0.59	$0.24	$1.54	$0.69

Diluted
Net earnings allocated to common stockholders	$2,653	$1,029	$6,797	$2,913
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$2,653	$1,029	$6,797	$2,913

Weighted average common shares outstanding for basic earnings per common share	4,488,399	4,251,820	4,419,444	4,247,800
Add: Dilutive effects of assumed exercises of stock options	37,050	49,508	37,067	43,344
Add: Dilutive effects of assumed exercises of stock warrants (1)	-	65,894	9,262	51,127
Average shares and dilutive potential common shares	4,525,449	4,367,222	4,465,773	4,342,271
Diluted earnings per common share	$0.59	$0.24	$1.52	$0.67

(1)	All outstanding warrants expired on July 15, 2019.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Stock options	451	883	467	895

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

Adoption of New Accounting Standards:

The Financial Accounting Standards Board (FASB) has issued Accounting Standards Update (ASU) No. 2017-12, Derivatives and Hedging (Topic 815):  Targeted Improvements to Accounting for Hedging Activities.  The new standard is intended to improve and simplify accounting rules around hedge accounting.  The new standard refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks.  Its provisions create more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes, for investors and analysts.  The new standard was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  For public companies, early adoption was permitted in any interim period or fiscal years before the effective date of the standard.  Adoption of ASU 2017-12 did not have a significant impact on the Company’s consolidated financial statements.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Future Accounting Matters:

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Once effective, ASU 2016-13 will significantly change current guidance for recognizing impairment of financial instruments.  Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred.  ASU 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates.  The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.  Additional disclosures are required.  ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss.  Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.  ASU 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies.  As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase its allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures.  Management has been running and evaluating various scenarios.  At this time, the estimated impact on the Company’s consolidated financial statements, including disclosures, cannot be reasonably determined.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2019 and December 31, 2018 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,982	$33	$8	$9,007
Mortgage-backed securities - residential	134	4	-	138
Collateralized mortgage obligations	37	1	-	38
Total	$9,153	$38	$8	$9,183

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,978	$2	$99	$9,881
Mortgage-backed securities - residential	167	3	-	170
Collateralized mortgage obligations	62	1	-	63
Total	$10,207	$6	$99	$10,114

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2019 or September 30, 2018.

There were no sales of securities for the three and nine months ended September 30, 2019 and 2018.

The amortized cost and fair value of debt securities at September 30, 2019 and December 31, 2018 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2019		December 31, 2018
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,000	$4,994	$3,495	$3,472
Due from one to five years	3,982	4,013	6,483	6,409
Mortgage-backed securities - residential	134	138	167	170
Collateralized mortgage obligations	37	38	62	63
Total	$9,153	$9,183	$10,207	$10,114

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Fair value of securities pledged as collateral was as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Pledged as collateral for:
FHLB advances	$3,580	$4,058
Public deposits	2,015	1,997
Mortgage banking derivatives	1,498	-
Interest-rate swaps	82	104
Total	$7,175	$6,159

At September 30, 2019 and December 31, 2018, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2019 and December 31, 2018, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2019 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$500	1	$3,993	$7	$4,493	$8
Total temporarily impaired	$500	$1	$3,993	$7	$4,493	$8

December 31, 2018	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$499	$1	$8,401	$98	$8,900	$99
Total temporarily impaired	$499	$1	$8,401	$98	$8,900	$99

The unrealized losses in U.S. Treasuries at September 30, 2019 and December 31, 2018 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2019 and December 31, 2018.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	September 30, 2019	December 31, 2018
	(unaudited)
Commercial (1)	$155,248	$126,887
Real estate:
Single-family residential	127,754	118,386
Multi-family residential	46,946	47,651
Commercial	217,851	173,435
Construction	63,654	61,792
Consumer:
Home equity lines of credit	21,585	23,961
Other	4,478	5,583
Subtotal	637,516	557,695
Less: ALLL	(7,057)	(7,012)
Loans and leases, net	$630,459	$550,683

(1)	Includes $4,937 and $5,403 of commercial leases at September 30, 2019 and December 31, 2018, respectively.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At September 30, 2019 and December 31, 2018, CFBank held $34,762 and $36,845, respectively, of such loans which have been included in single-family residential loan totals above.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,969	$1,014	$562	$2,339	$759	$309	$77	$7,029
Addition to (reduction in) provision for loan losses	70	(125)	(25)	130	-	(50)	-	-
Charge-offs	-	-	-	-	-	-	(6)	(6)
Recoveries	-	2	-	-	-	32	-	34
Ending balance	$2,039	$891	$537	$2,469	$759	$291	$71	$7,057

	Nine months ended September 30, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,819	$1,061	$612	$2,274	$739	$410	$97	$7,012
Addition to (reduction in) provision for loan losses	220	(175)	(75)	195	20	(165)	(20)	-
Charge-offs	-	-	-	-	-	-	(6)	(6)
Recoveries	-	5	-	-	-	46	-	51
Ending balance	$2,039	$891	$537	$2,469	$759	$291	$71	$7,057

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2018:

	Three months ended September 30, 2018 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,889	$1,039	$697	$2,149	$614	$486	$107	$6,981
Addition to (reduction in) provision for loan losses	40	(20)	-	10	5	(25)	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	19	-	-	-	5	-	24
Ending balance	$1,929	$1,038	$697	$2,159	$619	$466	$97	$7,005

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of September 30, 2019 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$-	$-	$34	$-	$-	$-	$35
Collectively evaluated for impairment	2,038	891	537	2,435	759	291	71	7,022
Total ending allowance balance	$2,039	$891	$537	$2,469	$759	$291	$71	$7,057

Loans:
Individually evaluated for impairment	$89	$108	$-	$4,607	$-	$-	$-	$4,804
Collectively evaluated for impairment	155,159	127,646	46,946	213,244	63,654	21,585	4,478	632,712
Total ending loan balance	$155,248	$127,754	$46,946	$217,851	$63,654	$21,585	$4,478	$637,516

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended September 30, 2019.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2019.  Cash payments of interest on these loans during the three and nine months ended September 30, 2019 totaled $44 and $132, respectively.

				Three months ended		Nine months ended
	As of September 30, 2019			September 30, 2019		September 30, 2019
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$224	$120	$-	$121	$4	$122	$10
Total with no allowance recorded	224	120	-	121	4	122	10

With an allowance recorded:
Commercial	89	89	1	90	-	94	-
Real estate:
Single-family residential (1)	108	108	-	108	1	109	4
Commercial:
Non-owner occupied	4,487	4,487	34	4,474	38	4,113	116
Total with an allowance recorded	4,684	4,684	35	4,672	39	4,316	120
Total	$4,908	$4,804	$35	$4,793	$43	$4,438	$130
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2018.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2018.  Cash payments of interest during the three and nine months ended September 30, 2018 totaled $52 and $151, respectively.

				Three months ended		Nine months ended
	As of December 31, 2018			September 30, 2018		September 30, 2018
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-	$-	$-
Real estate:
Commercial:
Owner occupied	379	125	-	129	5	132	16
Total with no allowance recorded	379	125	-	129	5	132	16

With an allowance recorded:
Commercial (1)	100	100	-	202	3	212	11
Real estate:
Single-family residential (1)	110	110	-	112	2	114	5
Commercial:
Non-owner occupied	2,826	2,826	22	2,832	39	2,841	117
Owner occupied	-	-	-	150	2	175	6
Total with an allowance recorded	3,036	3,036	22	3,296	46	3,342	139
Total	$3,415	$3,161	$22	$3,425	$51	$3,474	$155
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2019	December 31, 2018
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	89	100
Real estate:
Single-family residential	519	167
Commercial:
Non-owner occupied	1,719	-
Consumer:
Home equity lines of credit:
Originated for portfolio	15	-
Purchased for portfolio	81	89
Other consumer	-	21
Total nonaccrual	2,423	377
Total nonaccrual and nonperforming loans	$2,423	$377

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at September 30, 2019 or December 31, 2018.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2019 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$1,001	$-	$-	$1,001	$154,247	$89
Real estate:
Single-family residential	1,965	54	391	2,410	125,344	128
Multi-family residential	-	-	-	-	46,946	-
Commercial:
Non-owner occupied	-	-	1,719	1,719	140,579	-
Owner occupied	-	-	-	-	50,073	-
Land	-	-	-	-	25,480	-
Construction	-	-	-	-	63,654	-
Consumer:
Home equity lines of credit:
Originated for portfolio	340	-	-	340	20,960	15
Purchased for portfolio	-	-	-	-	285	81
Other	-	-	-	-	4,478	-
Total	$3,306	$54	$2,110	$5,470	$632,046	$313

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

As of September 30,  2019 and December 31, 2018, TDRs totaled $3,085 and $3,161, respectively.  The Company allocated $22 and $22 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2019 and December 31, 2018, respectively.  The Company had not committed to lend any additional amounts as of September 30, 2019 or December 31, 2018 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and nine months ended September 30, 2019 and September 30, 2018, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended September 30, 2019 and September 30, 2018.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarters ended September 30, 2019 and 2018 that did not meet the definition of a TDR. These loans had a total recorded investment of $12,707 and $10,210 as of September 30, 2019 and 2018, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At September 30, 2019 and December 31, 2018, nonaccrual TDRs were as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Commercial	$89	$100
Total	$89	$100

Nonaccrual loans at September 30, 2019 and December 31, 2018 do not include $2,996 and $3,061, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The recorded investment in loans and leases by risk category and by class of loans and leases as of September 30, 2019 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at September 30, 2019.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$152,937	$1,649	$662	$155,248
Real estate:
Single-family residential	127,235	-	-	519	127,754
Multi-family residential	-	46,797	-	149	46,946
Commercial:
Non-owner occupied	68	136,233	1,510	4,487	142,298
Owner occupied	-	47,816	2,137	120	50,073
Land	-	25,480	-	-	25,480
Construction	981	62,673	-	-	63,654
Consumer:
Home equity lines of credit:
Originated for portfolio	21,222	-	-	78	21,300
Purchased for portfolio	204	-	-	81	285
Other	4,478	-	-	-	4,478
	$154,188	$471,936	$5,296	$6,096	$637,516

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2018 follows.  There were no loans or leases rated doubtful at December 31, 2018.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$123,369	$2,651	$867	$126,887
Real estate:
Single-family residential	118,219	-	-	167	118,386
Multi-family residential	-	47,072	425	154	47,651
Commercial:
Non-owner occupied	76	119,843	1,701	845	122,465
Owner occupied	-	39,747	2,252	1,088	43,087
Land	-	7,883	-	-	7,883
Construction	3,279	58,513	-	-	61,792
Consumer:
Home equity lines of credit:
Originated for portfolio	23,525	-	-	68	23,593
Purchased for portfolio	279	-	-	89	368
Other	5,562	-	-	21	5,583
	$150,940	$396,427	$7,029	$3,299	$557,695

Leases:

The following lists the components of the net investment in direct financing leases (1):

	September 30, 2019	December 31, 2018
	(unaudited)
Total minimum lease payments to be received	$5,451	$6,045
Less: unearned income	(514)	(642)
Net investment in direct financing leases	$4,937	$5,403

(1)	There were no initial direct costs associated with these leases.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The following summarizes the future minimum lease payments receivable in fiscal year 2019 and in subsequent fiscal years:

2019	$199
2020	793
2021	793
2022	793
2023	1,563
Thereafter	1,310
$5,451

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  At September 30, 2019, the weighted-average remaining lease term for the Company’s operating leases was 4.5 years and the weighted-average discount rate was 6.57%.

The Company’s operating lease costs were $93 for the three months ended September 30, 2019 and $310 for the nine months ended September 30, 2019.  The variable lease costs totaled $61 for the three months ended September 30, 2019 and $162 for the nine months ended September 30, 2019. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of September 30, 2019 are as follows:

2019, excluding the nine months ended September 30, 2019	$135
2020	544
2021	548
2022	536
2023	377
Thereafter	250
Total future minimum rental commitments	2,390
Less - amounts representing interest	(328)
Total operating lease liabilities	$2,062

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2019 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,007
Mortgage-backed securities - residential	138
Collateralized mortgage obligations	38
Total securities available for sale	$9,183
Loans held for sale	$82,382
Yield maintenance provisions (embedded derivatives)	$14
Interest rate lock commitments	$3,144
Financial Liabilities:
Interest-rate swaps	$14
TBA Mortgage-back securities	$222

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2019 or December 31, 2018.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2019 and December 31, 2018.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2019 Using
Significant Unobservable Inputs (Level 3)
(unaudited)
Impaired loans:
Commercial	$88
Real Estate:
Single-family residential	108
Commercial:
Non-owner occupied	4,453
Total impaired loans	$4,649

Fair Value Measurements at December 31, 2018 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$100
Real Estate:
Single-family residential	110
Commercial:
Non-owner occupied	2,804
Total impaired loans	$3,014

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2019 or December 31, 2018.

Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,684 with a valuation allowance of $35 at September 30, 2019. There were no write-downs of impaired collateral dependent loans during the three and nine months ended September 30, 2019 or 2018.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $3,036, with a valuation allowance of $22 at December 31, 2018.

During the three and nine months ended September 30, 2019, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019 (unaudited):

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$88	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.06%
Real estate:
Single-family residential	108	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.61%
Commercial:
Non-owner occupied	4,453	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-2.58%, 8.61%) 1.52%

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2019 or December 31, 2018.

As of September 30, 2019 and December 31, 2018, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Aggregate fair value	$82,382	$17,385
Contractual balance	81,025	17,008
Gain (loss)	$1,357	$377

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2019 and 2018 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Interest income	$486	$285	$976	$451
Interest expense	-	-	-	-
Change in fair value	204	(208)	980	66
Total change in fair value	$690	$77	$1,956	$517

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The carrying amounts and estimated fair values of financial instruments at September 30, 2019 were as follows:

	Fair Value Measurements at September 30, 2019 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$37,299	$37,299	$-	$-	$37,299
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	9,183	-	9,183	-	9,183
Loans held for sale	82,382	-	82,382	-	82,382
Loans and leases, net	630,459	-	-	626,738	626,738
FHLB and FRB stock	3,969	n/a	n/a	n/a	n/a
Accrued interest receivable	2,339	20	64	2,256	2,340
Yield maintenance provisions (embedded derivatives)	14	-	14	-	14
Interest rate lock commitments	3,144	-	3,144	-	3,144

Financial liabilities
Deposits	$(685,947)	$(338,847)	$(351,138)	$-	$(689,985)
FHLB advances and other borrowings	(22,500)	-	(22,764)	-	(22,764)
Advances by borrowers for taxes and insurance	(509)	-	-	(509)	(509)
Subordinated debentures	(14,796)	-	(15,865)	-	(15,865)
Accrued interest payable	(498)	-	(498)	-	(498)
Interest-rate swaps	(14)	-	(14)	-	(14)
TBA mortgage-back securities	(222)	-	(222)	-	(222)

The carrying amounts and estimated fair values of financial instruments at December 31, 2018 were as follows:

	Fair Value Measurements at December 31, 2018 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$67,304	$67,304	$-	$-	$67,304
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	10,114	-	10,114	-	10,114
Loans held for sale	17,385	-	17,385	-	17,385
Loans and leases, net	550,683	-	-	549,599	549,599
FHLB stock	3,476	n/a	n/a	n/a	n/a
Accrued interest receivable	2,181	45	40	2,097	2,182
Yield maintenance provisions (embedded derivatives)	17	-	17	-	17
Interest rate lock commitments	721	-	721	-	721

Financial liabilities
Deposits	$(579,786)	$(306,121)	$(272,924)	$-	$(579,045)
FHLB advances and other borrowings	(19,500)	-	(19,589)	-	(19,589)
Advances by borrowers for taxes and insurance	(827)	-	-	(827)	(827)
Subordinated debentures	(14,767)	-	(14,280)	-	(14,280)
Accrued interest payable	(231)	-	(231)	-	(231)
Interest-rate swaps	(17)	-	(17)	-	(17)
TBA mortgage-backed securities	(342)	-	(342)	-	(342)

The methods and assumptions, not previously presented, used to estimate fair values are described below.

Cash and Cash Equivalents and Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

Fair values of loans and leases as of September 30, 2019, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 5.17% at September 30, 2019 and 5.65% at December 31, 2018.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter.  After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.  At September 30, 2019, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,641.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2019	December 31, 2018
FHLB fixed rate advances:
Maturities:
2019	1.42%	$1,000	$3,500
2020	1.98%	4,500	4,500
2021	2.32%	4,000	4,000
2022	2.05%	1,500	1,500
2024	2.10%	2,500	-
Total FHLB fixed rate advances		13,500	13,500

Variable rate other debt:
Maturities:
2020	6.11%	9,000	6,000
Total variable rate other debt		9,000	6,000
Total		$22,500	$19,500

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6,000.  The Holding Company increased the credit facility by $2,000 in July 2018, and by an additional $2,000 in December 2018, which increased the total borrowing limit to $10,000.  In December 2018, the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of September 30, 2019, the Company had an outstanding balance of $9,000 on the credit facility.

During the third quarter of 2019, CFBank added an additional $15.0 million line of credit with a commercial bank which had an outstanding balance of $0 at September 30, 2019.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has three stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future.  Total compensation cost that has been charged against income for those Plans totaled $136  and $390, respectively, for the three and nine months ended September 30, 2019 and $99 and $290, respectively, for the three and nine months ended September 30, 2018.  The total income tax effect was $29 and $82, respectively, for the three and nine months ended September 30, 2019 and $21 and $61, respectively, for the three and nine months ended September 30, 2018.  All exercise prices and share amounts have been restated for the 1-for-5.5 reverse stock split on August 20, 2018 (see Note 1).

The Plans are all stockholder-approved plans and authorize stock option grants and restricted stock awards to be made to directors, officers and employees.  The 2003 Equity Compensation Plan (the “2003 Plan”), as amended and restated, provided an aggregate of 18,181 shares for stock option grants and restricted stock awards, of which up to 5,454 shares could be awarded in the form of restricted stock awards.  The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the 2003 Plan and provided for 36,363 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727.  The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded as stock option grants, stock appreciation rights, restricted stock awards or restricted stock units.

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

There were no options granted or exercised during the three and nine months ended September 30, 2019 and September 30, 2018.

A summary of stock option activity in the Plans for the nine months ended September 30, 2019 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	96,379	$7.65
Expired	-
Cancelled or forfeited	(941)	8.19
Outstanding at end of period	95,438	$7.64	3.7	$461,274

Exercisable at end of period	95,438	$7.64	3.7	$461,274

During the nine months ended September 30, 2019, there were 941 stock options canceled, forfeited or expired.  There were 72 stock options canceled, forfeited or expired during the nine months ended September 30, 2018.  As of September 30, 2019, all stock options granted under the Plans were vested.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 33,788 shares of restricted stock granted under the 2009 Plan during the nine months ended September 30, 2019.  There were 727 shares of restricted stock granted under the 2009 Plan during the nine months ended September 30, 2018.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2019 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2019	69,324	$11.91
Granted	33,788	12.81
Vested	-	-
Forfeited	(2,177)	11.92
Nonvested at September 30, 2019	100,935	$12.21

As of September 30, 2019 and 2018, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $828 and $544, respectively.

There were 2,177 shares of restricted stock forfeited during the nine month period ended September 30, 2019.  There were 7,999 shares of restricted stock forfeited during the nine months ended September 30, 2018.  There were no shares of restricted stock that vested during the nine months ended September 30, 2019 and 2018.

The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.  There were 302,725 shares remaining available for grant under the 2019 Plan at September 30, 2019.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

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

The following tables present actual and required capital ratios as of September 30, 2019 and December 31, 2018 for CFBank under the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total Capital to risk weighted assets	$81,485	12.09%	$70,788	10.50%	$67,417	10.00%
Tier 1 (Core) Capital to risk weighted assets	74,258	11.01%	57,305	8.50%	53,934	8.00%
Common equity tier 1 capital to risk-weighted assets	74,258	11.01%	47,192	7.00%	43,821	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	74,258	10.03%	29,609	4.00%	37,011	5.00%

	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2018
Total Capital to risk weighted assets	$69,066	12.37%	$55,164	9.88%	$58,626	10.50%	$55,834	10.00%
Tier 1 (Core) Capital to risk weighted assets	62,085	11.12%	43,998	7.88%	47,459	8.50%	44,668	8.00%
Common equity tier 1 capital to risk-weighted assets	62,085	11.12%	35,622	6.38%	39,084	7.00%	36,292	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	62,085	10.13%	24,526	4.00%	24,526	4.00%	30,658	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $3,155 at September 30, 2019 and $1,359 at December 31, 2018.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At September 30, 2019, CFBank had $82 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of September 30, 2019, CFBank was well-capitalized under regulatory capital standards.

Summary information about the derivative instruments is as follows:

	September 30, 2019	December 31, 2018
	(unaudited)
Notional amount	$3,155	$1,359
Weighted average pay rate on interest-rate swaps	4.15%	3.12%
Weighted average receive rate on interest-rate swaps	4.46%	2.49%
Weighted average maturity (years)	2.5	2.0
Fair value of interest-rate swaps	$(14)	$(17)
Fair value of yield maintenance provisions	14	17

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the nine months ended September 30, 2019 or 2018.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $355,268 and $55,220 of interest rate lock commitments related to residential mortgage loans at September 30, 2019 and December 31, 2018, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $3,144 and $721 at September 30, 2019 and December 31, 2018, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

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

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	September 30, 2019 (unaudited)		December 31, 2018
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets:
Interest rate commitments	$355,268	$3,144	$55,220	$721
TBA mortgage-back securities	253,250	(222)	33,250	(342)

The following table represents the revenue recognized on mortgage activities for the three and nine months ended September 30, 2019 and 2018 (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
Gain on loans sold	$3,397	$695	$6,513	$985
Gain (loss) from change in fair value of loans held-for-sale	204	(208)	980	66
Gain (loss) from change in fair value of derivatives	(531)	(36)	(620)	217
	$3,070	$451	$6,873	$1,268

NOTE 12 – INCOME TAXES

At September 30, 2019, the Company had a deferred tax asset recorded in the amount of $1,600.  At December 31, 2018, the Company had a deferred tax asset recorded of approximately $1,600.  At September 30, 2019 and December 31, 2018, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2015.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2019 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At September 30, 2019, the Company had net operating loss carryforwards of $22,742, which expire at various dates from 2024 to 2033. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and nine months ended September 30, 2019 was approximately 20.5% and 20.3%, respectively, and  18.4% and 19.1%, respectively, for the three and nine months ended September 30, 2018, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018:

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.1%)	(1.6%)	(0.1%)	(0.9%)
Tax exempt income on bank owned life insurance	(0.2%)	(0.6%)	(0.3%)	(0.6)%
Low income housing credits	(0.5%)	(0.6%)	(0.5%)	(0.6%)
Other, net	0.3%	0.2%	0.2%	0.2%
Effective tax rate	20.5%	18.4%	20.3%	19.1%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2019 and 2018 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive loss:

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2019	2018	2019	2018
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$14	$(116)	$(73)	$(47)
Other comprehensive income (loss) before reclassifications (2)	10	(16)	97	(85)
Net current-period other comprehensive income (loss)	10	(16)	97	(85)
Accumulated other comprehensive income (loss), end of period	$24	$(132)	$24	$(132)

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2019 and 2018.

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

Conversion of Series B Preferred Stock to Common Stock:

On September 29, 2017, the Company announced the conversion of its Series B Preferred Stock into shares of Common Stock of the Company.  The conversion was effective October 6, 2017, and resulted in the conversion of all 480,000 of the Company’s issued and outstanding shares of Series B Preferred Stock into approximately 1,246,753 shares of Common Stock (on a post-reverse-split basis).

The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock in the aggregate amount of approximately $187,500 quarterly ($750,000 annually) beginning with the 4th quarter of 2017.

NOTE 15 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase shares of common stock of the Company.  Warrants to purchase an aggregate of 1,152,125 shares of common stock (or 209,477 shares on a post-reverse-split basis) were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants were exercisable for a period of approximately five (5) years expiring on July 15, 2019, at an exercise price of $10.18 (on a post-reverse-split basis) per share of common stock.  As of September 30, 2019,  all of the warrants had expired.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

NOTE 16 – SUBSEQUENT EVENT

On October 25, 2019, the Company entered into a Securities Purchase Agreement with certain accredited investors in a private placement for an aggregate offering price of approximately $25 million, pursuant to which on October 31, 2019, the Holding Company sold (i) 849,615 shares of the Company’s common stock, at a purchase price of $12.00 per share and (ii) 12,337 shares of a new series of the Company’s non-voting convertible perpetual preferred stock, series C, par value $0.01 per share (the “Series C Preferred Stock”), at a purchase price of $1,200.00 per share.

Each share of Series C Preferred Stock will be convertible either (i) automatically into 100 shares of the Company’s non-voting common stock, par value $0.01 per share (which will also be convertible into Common Stock) (the “Non-Voting Common Stock”), effective as of the close of business on the date that the Company obtains stockholder approval for, and files, a Certificate of Amendment to the Company’s Certificate of Incorporation to authorize such class of Non-Voting Common Stock; or (ii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of the Company’s common stock upon transfer of such shares of Series C Preferred Stock to a non-affiliate of the holder in specified permitted transactions.

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

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Glendale and Blue Ash, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County, through our agency office in Woodmere, Ohio.

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

Financial Condition

General.  Assets totaled $786.4 million at September 30, 2019 and increased $121.4 million, or 18.3%, from $665.0 million at December 31, 2018.  The increase was primarily due to a $79.8 million increase in net loan balances and a $65.0 million increase in loans held for sale, partially offset by a $30.0 million decrease in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents totaled $37.3 million at September 30, 2019, and decreased $30.0 million, or 44.6%, from $67.3 million at December 31, 2018.  The decrease in cash and cash equivalents was primarily attributed to an increase in loans and loans held for sale, partially offset by an increase in deposit balances.

Securities.  Securities available for sale totaled $9.2 million at September 30, 2019, and decreased $931,000, or 9.2%, compared to $10.1 million at December 31, 2018.  The decrease was primarily due to principal maturities.

Loans held for sale.  Loans held for sale totaled $82.4 million at September 30, 2019 and increased $65.0 million, or 373.9%, from $17.4 million at December 31, 2018.  The increase was due to increased mortgage volume activity.

Loans and Leases.    Net loans and leases totaled $630.5 million at September 30, 2019, and increased $79.8 million, or 14.5%, from $550.7 million at December 31, 2018.  The increase was primarily due to a $44.4 million increase in commercial real estate loan balances, a $28.4 million increase in commercial loan balances, and a $9.4 million increase in single-family loan balances, partially offset by a $3.5 million decrease in consumer loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three and nine months ended September 30, 2019, loan origination activity totaled $235.3 million and $672.0 respectively, and payoffs for the same period totaled $241.1 million and $674.0, respectively.  At September 30, 2019 and December 31, 2018, CFBank held $34.8 million and $36.8 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).    The allowance for loan and lease losses totaled $7.1 million at September 30, 2019, and increased $45,000, or 0.6%, from $7.0 million at December 31, 2018.  The increase in the ALLL is due to net recoveries during the nine months ended September 30, 2019.  The ratio of the ALLL to total loans was 1.11% at September 30, 2019, compared to 1.26% at December 31, 2018.

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

Individually evaluated impaired loans totaled $4.8 million at September 30, 2019, and increased $1.6 million, or 52.0%, from $3.2 million at December 31, 2018.  The increase was primarily due to a commercial real estate loan that became impaired during the first quarter of 2019. The amount of the ALLL specifically allocated to individually impaired loans totaled $35,000 at September 30, 2019 and $22,000 at December 31, 2018.  The increase in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $2.4 million at September 30, 2019, and increased $2.0 million from $377,000 at December 31, 2018.  The increase was primarily due to a commercial real estate loan that became nonaccrual during the first quarter of 2019.  The ratio of nonperforming loans to total loans was 0.38% at September 30, 2019 compared to 0.07% at December 31, 2018.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $89,000 at September 30, 2019 and $100,000 at December 31, 2018.  The decrease in TDRs included in nonaccrual loans was primarily due to loan repayments.

Nonaccrual loans at September 30, 2019 and December 31, 2018 do not include $3.0 million and $3.1 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans increased by $1.1 million, or 10.3%, during the nine months ended September 30, 2019 primarily due to loan downgrades.  Loans designated as special mention decreased $1.7 million, or 24.7%, and totaled $5.3 million at September 30, 2019, compared to $7.0 million at December 31, 2018.  Loans classified as substandard increased $2.8 million, or 84.8%, and totaled $6.1 million at September 30, 2019, compared to $3.3 million at December 31, 2018.  No loans were classified as doubtful at September 30, 2019 and December 31, 2018.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans increased $4.4 million and totaled $5.5 million at September 30, 2019, compared to $1.1 million at December 31, 2018.  Past due loans totaled 0.9% of the loan portfolio at September 30, 2019, compared to 0.2% at December 31, 2018.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans made by CFBank primarily consist of commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence.  Due to the fluctuations in business assets and inventory of our commercial borrowers, there is increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $73.4 million, or 47.3%, of CFBank’s commercial portfolio at September 30, 2019, compared to $73.5 million, or 57.9%, at December 31, 2018.  Interest only home equity lines of credit totaled $19.9 million, or 92.4%, of the total home equity lines of credit at September 30, 2019 compared to $22.6 million, or 94.4%, at December 31, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2019; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   There were no foreclosed assets at September 30, 2019 compared to $38,000 at December 31, 2018.  Foreclosed assets at December 31, 2018 consisted of one single-family residential property that was transferred into REO at fair value during the fourth quarter of 2018 and was sold during the first quarter of 2019.  The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.    Deposits totaled $685.9 million at September 30, 2019, an increase of $106.1 million, or 18.3%, from $579.8 million at December 31, 2018.  The increase is primarily attributed to a $73.4 million increase in certificate of deposit account balances, a $55.6 million increase in money market account balances, and a $2.0 million increase in saving account balances, partially offset by a $24.9 million decrease in checking account balances.  The increase in certificate of deposit account balances was due to a combination of increases in retail, brokered and listing service certificates of deposit.  The increases in money market and savings account balances were primarily due to increases in customer relationships and balances from on-going sales and marketing activities.  The decrease in checking account balances was due to the timing of certain large customer transactions.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $118.8 million at September 30, 2019, and increased $17.6 million, or 17.4% from $101.2 million at December 31, 2018.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which no longer qualify as brokered, totaled $25.0 million at September 30, 2019 and decreased $23.1 million, or 48.0%, from $48.1 million at December 31, 2018.

FHLB advances and other debt.  FHLB advances and other debt totaled $22.5 million at September 30, 2019 and increased $3.0 million, or 15.4%, compared to $19.5 million at December 31, 2018.  In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6.0 million, which was subsequently increased to $8.0 million in July 2018 and to $10 million in December 2018.  In December 2018, the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  As of September 30, 2019, the Holding Company had an outstanding balance of $9.0 million on the credit facility.  See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures.  Subordinated debentures totaled $14.8 million at September 30, 2019 and at December 31, 2018.  In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000.  In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  Interest payment were current at September 30, 2019 and December 31, 2018.

Stockholders’ equity. Stockholders’ equity totaled $53.9 million at September 30, 2019, an increase of $8.3 million, or 18.3%, from $45.6 million at December 31, 2018.  The increase in total stockholders’ equity was primarily attributed to net income, as well as the exercise of outstanding warrants to purchase common stock of the Company.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2019 and 2018.

General.   The Company’s income before income tax expense for the quarter ended September 30, 2019 totaled $3.3 million and increased $2.0 million, or 154.3%, compared to $1.3 million for the quarter ended September 30, 2018. The increase in income before income tax expense was due to a $2.6 million increase in noninterest income and a $648,000 increase in net interest income, partially offset by a $1.3 million increase in noninterest expense.

Net income for the three months ended September 30, 2019 totaled $2.6 million and increased $1.5 million, or 148.1%, compared to net income of $1.1 million for the three months ended September 30, 2018.   Net income attributable to common stockholders for the three months ended September 30, 2019, totaled $2.7 million (or $0.59 per diluted common share) and increased $1.7 million compared to net income attributable to common stockholders of $1.0 million (or $0.24 per diluted common share) for the three months ended September 30, 2018.

For the three months ended September 30, 2019, the accretion of discount from the Company’s Series B Preferred Stock and the value of warrants exercised increased net income attributable to common shareholders by $36,000.  For the three months ended September 30, 2018, the accretion of discount from the Company’s Series B Preferred Stock decreased net income attributable to common stockholders by $26,000.

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

Net interest income totaled $5.3 million for the quarter ended September 30, 2019 and increased $648,000, or 13.8%, compared to net interest income of $4.7 million for the quarter ended September 30, 2018.  The increase in net interest income was primarily due to a $2.2 million, or 33.6%, increase in interest income, partially offset by a $1.6 million, or 81.3%, increase in interest expense.  The increase in interest income was primarily attributed to a $161.2 million, or 29.5%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and a 15bps increase in average yield on interest-earning assets.  The increase in interest expense was attributed to a $143.9 million, or 33.5%, increase in average interest-bearing liabilities and a 64bps increase in the average cost of funds on interest-bearing liabilities.  As a result, the net interest margin of 3.02% for the quarter ended September 30, 2019 decreased 41bps compared to the net interest margin of 3.43% for the quarter ended September 30, 2018.

Interest income totaled $8.8 million and increased $2.2 million, or 33.6%, for the quarter ended September 30, 2019, compared to $6.6 million for the quarter ended September 30, 2018. The increase in interest income was primarily attributed to a $162.4 million, or 31.9%, increase in average loans and loans held for sale outstanding and a 10bp increase in average yield on loans and loans held for sale.

Interest expense totaled $3.5 million and increased $1.6 million, or 81.3%, for the quarter ended September 30, 2019, compared to $1.9 million for the quarter ended September 30, 2018.  The increase in interest expense was attributed a $126.2 million, or 31.3%, increase in average interest-bearing deposit balances coupled with a 62bps increase in the overall cost of funds on total interest-bearing deposits.

Provision for loan and lease losses.  There was no provision for loan and lease losses for the quarter ended September 30, 2019 or the quarter ended September 30, 2018, which is due to strong credit quality and net recoveries.  Net recoveries for the quarter ended September 30, 2019 totaled $28,000, compared to net recoveries of $24,000 for the quarter ended September 30, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2019 and 2018.

	For the three months ended September 30,
	2019	2018
(unaudited)	(Dollars in thousands)
Single-family residential real estate	$(2)	$(19)
Home equity lines of credit	(32)	(5)
Other consumer loans	6	-
Total	$(28)	$(24)

Noninterest income.  Noninterest income for the quarter ended September 30, 2019 totaled $3.3 million and increased $2.6 million, or 411.2%, compared to $643,000 for the quarter ended September 30, 2018.  The increase was primarily due to a $2.6 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was a result of increased sales volume related to our residential mortgage lending business

Noninterest expense.    Noninterest expense for the quarter ended September 30, 2019 totaled $5.3 million and increased $1.3 million, or 32.1%, compared to $4.0 million for the quarter ended September 30, 2018.  The increase in noninterest expense during the three months ended September 30, 2019 was primarily due to a $749,000 increase in salaries and employee benefits expense and a $280,000 increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures related to leads-based marketing expense to drive revenue growth in our residential mortgage lending business.

Income taxes.    Income tax expense was $673,000 for the quarter ended September 30, 2019, an increase of $434,000, compared to $239,000 for the quarter ended September 30, 2018.  The effective tax rate for the quarter ended September 30, 2019 was approximately 20.5%, as compared to approximately 18.5% for the quarter ended September 30, 2018.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2019 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2019 and 2018.

General.   The Company’s income before income tax expense for the nine months ended September 30, 2019 totaled $8.3 million and increased $4.6 million, or 124.2%, compared to $3.7 million for the nine months ended September 30, 2018. The increase in income before income tax expense was due to a  $5.6 million increase in noninterest income and a $2.8 million increase in net interest income, partially offset by a $3.9 million increase in noninterest expense.

Net income for the nine months ended September 30, 2019 totaled $6.6 million and increased $3.6 million, or 121.0%, compared to net income of $3.0 million for the nine months ended September 30, 2018.   Net income attributable to common stockholders for the nine months ended September 30, 2019, totaled $6.8 million (or $1.52 per diluted common share) and increased $3.9 million compared to net income attributable to common stockholders of $2.9 million (or $0.67 per diluted common share) for the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, the accretion of discount from the Company’s Series B Preferred Stock and the value of warrants exercised increased net income attributable to common shareholders by $219,000.  For the nine months ended September 30, 2018, the accretion of discount from the Company’s Series B Preferred Stock decreased net income attributable to common stockholders by $64,000.

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

Net interest income totaled $15.7 million for the nine months ended September 30, 2019 and increased $2.8 million, or 21.0%, compared to net interest income of $12.9 million for the nine months ended September 30, 2018.  The increase in net interest income was primarily due to a $7.7 million, or 43.8%, increase in interest income, partially offset by a $5.0 million, or 107.1%, increase in interest expense.  The increase in interest income was primarily attributed to a $170.3 million, or 33.8%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans, and a 35bps increase in average yield on interest-earning assets.  The increase in interest expense was attributed to a 79bps increase in the average cost of funds on interest-bearing liabilities and a $147.4 million, or 37.7%, increase in average interest-bearing liabilities.  As a result, the net interest margin of 3.10% for the nine months ended September 30, 2019 decreased 32bps compared to the net interest margin of 3.42% for the nine months ended September 30, 2018.

Interest income totaled $25.3 million and increased $7.7 million, or 43.8%, for the nine months ended September 30, 2019, compared to $17.6 million for the quarter ended September 30, 2018. The increase in interest income was primarily attributed to a $163.5 million, or 35.5%, increase in average loans and loans held for sale outstanding, and a 28bp increase in average yield on loans and loans held for sale.

Interest expense totaled $9.6 million and increased approximately $5.0 million, or 107.1%, for the nine months ended September 30, 2019, compared to $4.7 million for the nine months ended September 30, 2018.  The increase in interest expense was attributed to a  75bps increase in the overall cost of funds on total interest-bearing deposits coupled with a $135.4 million, or 37.0%, increase in average interest-bearing deposit balances.

Provision for loan and lease losses.  There was no provision for loan and lease losses for the nine months ended September 30, 2019 or the nine months ended September 30, 2018, which is due to strong credit quality and net recoveries.  Net recoveries for the nine months ended September 30, 2019 totaled $45,000, compared to net recoveries of $35,000 for the nine months ended September 30, 2018.

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2019 and 2018.

	For the nine months ended September 30,
	2019	2018
(unaudited)	(Dollars in thousands)
Commercial	$-	$(2)
Single-family residential real estate	(5)	(15)
Home equity lines of credit	(46)	(18)
Other consumer loans	6	-
Total	$(45)	$(35)

Noninterest income.  Noninterest income for the nine months ended September 30, 2019 totaled $7.5 million and increased $5.6 million, or 306.6%, compared to $1.9 million for the nine months ended September 30, 2018.  The increase was primarily due to a $5.6 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was a result of increased sales volume related to our residential mortgage lending business.

Noninterest expense.    Noninterest expense for the nine months ended September 30, 2019 totaled $15.0 million and increased $3.9 million, or 34.5%, compared to $11.1 million for the nine months ended September 30, 2018.  The increase in noninterest expense during the nine months ended September 30, 2019 was primarily due to a $2.0 million increase in salaries and employee benefits expense and an $885,000 increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with increases in personnel due to our geographic expansion and to support our growth, infrastructure and risk management practices.  The increase in advertising and marketing expense is primarily due to increased expenditures related to leads-based marketing expense to drive revenue growth in our residential mortgage lending business.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Income taxes. Income tax expense was $1.7 million for the nine months ended September 30, 2019, an increase of $971,000, compared to $704,000 for the nine months ended September 30, 2018.  The effective tax rate for the nine months ended September 30, 2019 was approximately 20.3%, as compared to approximately 19.1% for the nine months ended September 30, 2018.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2019 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,839	$45	1.83%	$11,589	$49	1.67%
Loans and loans held for sale (3)	671,907	8,588	5.11%	509,513	6,380	5.01%
Other earning assets	21,612	161	2.98%	21,648	142	2.62%
FHLB and FRB stock	3,823	51	5.34%	3,275	50	6.11%
Total interest-earning assets	707,181	8,845	5.00%	546,025	6,621	4.85%
Noninterest-earning assets	34,535			25,390
Total assets	$741,716			$571,415

Interest-bearing liabilities:
Deposits	$529,833	3,055	2.31%	$403,650	1,707	1.69%
FHLB advances and other borrowings	43,297	459	4.24%	25,595	231	3.61%
Total interest-bearing liabilities	573,130	3,514	2.45%	429,245	1,938	1.81%

Noninterest-bearing liabilities	116,568			99,340
Total liabilities	689,698			528,585

Equity	52,018			42,830
Total liabilities and equity	$741,716			$571,415

Net interest-earning assets	$134,051			$116,780
Net interest income/interest rate spread		$5,331	2.55%		$4,683	3.04%
Net interest margin			3.02%			3.43%
Average interest-earning assets
to average interest-bearing liabilities	123.39%			127.12%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2019			2018
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$9,694	$130	1.78%	$11,670	$139	1.57%
Loans and loans held for sale (3)	624,622	24,190	5.16%	461,075	16,863	4.88%
Other earning assets	36,242	813	2.99%	28,024	445	2.12%
FHLB and FRB stock	3,727	158	5.65%	3,252	145	5.95%
Total interest-earning assets	674,285	25,291	5.00%	504,021	17,592	4.65%
Noninterest-earning assets	34,011			24,781
Total assets	$708,296			$528,802

Interest-bearing liabilities:
Deposits	$501,686	8,364	2.22%	$366,297	4,037	1.47%
FHLB advances and other borrowings	36,758	1,267	4.60%	24,767	614	3.31%
Total interest-bearing liabilities	538,444	9,631	2.38%	391,064	4,651	1.59%

Noninterest-bearing liabilities	120,940			96,123
Total liabilities	659,384			487,187

Equity	48,912			41,615
Total liabilities and equity	$708,296			$528,802

Net interest-earning assets	$135,841			$112,957
Net interest income/interest rate spread		$15,660	2.62%		$12,941	3.06%
Net interest margin			3.10%			3.42%
Average interest-earning assets
to average interest-bearing liabilities	125.23%			128.88%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2019
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2018			September 30, 2018

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$21	$(25)	$(4)	$24	$(33)	$(9)
Loans and loans held for sale	135	2,073	2,208	1,043	6,284	7,327
Other earning assets	21	(2)	19	215	153	368
FHLB and FRB Stock	(28)	29	1	(11)	24	13
Total interest-earning assets	149	2,075	2,224	1,271	6,428	7,699

Interest-bearing liabilities:
Deposits	725	623	1,348	2,514	1,813	4,327
FHLB advances and other borrowings	46	182	228	290	363	653
Total interest-bearing liabilities	771	805	1,576	2,804	2,176	4,980

Net change in net interest income	$(622)	$1,270	$648	$(1,533)	$4,252	$2,719

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

Liquidity management is both a daily and long-term responsibility of management.  We adjust our investments in liquid assets, primarily cash, short-term investments and other assets that are widely traded in the secondary market, based on our ongoing assessment of expected loan demand, expected deposit flows, yields available on interest-earning deposits and securities and the objective of our asset/liability management program.  In addition to liquid assets, we have other sources of liquidity available including, but not limited to, access to advances from the FHLB and borrowings from the FRB and our commercial bank lines of credit.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$36,000	$67,952
Additional borrowing capacity at the FHLB	73,495	54,769
Additional borrowing capacity at the FRB	54,190	58,502
Unused commercial bank lines of credit	23,000	8,000
Total	$186,685	$189,223

Cash, unpledged securities and deposits in other financial institutions decreased $32.0 million, or 47.0%, to $36.0 million at September 30, 2019, compared to $68.0 million at December 31, 2018.  The decrease is primarily attributed to an increase in loans and loans held for sale, partially offset by an increase in deposit balances.

CFBank’s additional borrowing capacity with the FHLB increased $18.7 million, or 34.2%, to $73.5 million at September 30, 2019, compared to $54.8 million at December 31, 2018.

CFBank’s additional borrowing capacity at the FRB decreased $4.3 million, or 7.4%, to $54.2 million at September 30, 2019 from $58.5 million at December 31, 2018.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $23.0 million of availability in unused lines of credit with two commercial banks at September 30, 2019 and a $8.0 million unused line of credit with one commercial bank at December 31, 2018.  During the third quarter 2019, CFBank added an additional $15.0 million line of credit with a commercial bank.

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

Management believes that the Holding Company had adequate funds at September 30, 2019 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $270,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 5.17% at September 30, 2019.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000.  The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

In February 2018, the Holding Company entered into a credit facility with a third-party bank pursuant to which the Holding Company could borrow up to an aggregate principal amount of $6 million.  In July 2018, the Holding Company increased the credit facility to an aggregate of $8 million.  In December 2018, the Holding Company increased the line by an additional $2 million bringing the total borrowing limit to $10 million and the credit facility was also modified to a revolving line-of-credit.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The credit facility is secured by a pledge of the Holding Company’s stock of CFBank.  The credit facility will expire in February 2020 unless extended or replaced.  As of September 30, 2019, the Company had an outstanding balance of $9 million on the credit facility.

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of September 30, 2019, the Holding Company had a total of $1.0 million of cash at the Holding Company level as well as an additional $1 million of availability under the Holding Company’s revolving line-of-credit.

The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  Banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval. Generally, financial institutions may pay dividends without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as the financial institution remains well capitalized after the dividend payment.  In addition, so long as CFBank has a negative accumulated deficit (or to the extent any dividend or distribution would cause CFBank to have a negative accumulated deficit), any dividends or distributions by CFBank to the Holding Company will require prior non-objection of the OCC .

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2019, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2018.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2019.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the third quarter of 2019.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2, filed with the Commission on October 28, 2005 (File No. 333-129315))

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1, filed with the Commission on May 4, 2012 (File No. 333-177434))

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 25, 2019, filed with the Commission on October 31, 2019 (File No. 0-25045))

3.9

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

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

CENTRAL FEDERAL CORPORATION

Dated: November 12, 2019	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 12, 2019	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer