Form 10-K
period 2019-12-31
CENTRAL FEDERAL CORP
filed 2020-03-16
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2019

Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to______________

Commission File Number 0-25045

CENTRAL FEDERAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7000 N. High Street, Worthington, Ohio	43085
(Address of Principal Executive Offices)	(Zip Code)

(614) 334-7979
(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01 per share	CFBK	Nasdaq® Capital Market
(Title of Class)	(Trading Symbol)	(Name of Exchange on which Registered)

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

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2019 was $53.8 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 8, 2020, there were 5,373,858 shares of the registrant’s Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders  for its fiscal year ended December 31, 2019,  included as Exhibit 13.1 to this Form 10-K, and its Proxy Statement for the Annual Meeting of Stockholders  to be held on May 27, 2020,  are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

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

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  The Holding Company, including its wholly-owned subsidiary, CFBank, believes it has chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this report speak only as of the date of the report.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

PART I

Item 1.  Business.

General

The Holding Company was organized as a Delaware corporation in September 1998 as the holding company for CFBank, in connection with CFBank’s conversion from a mutual to stock form of organization.    CFBank was originally organized in 1892 and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank.  On December 1, 2016, CFBank converted from a federal savings institution to a national bank.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status.  As a financial holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”).  As used herein, the terms “we,” “us,” “our” and the “Company” refer to Central Federal Corporation and its subsidiaries, unless the context indicates to the contrary.

The consolidated financial statements include the Holding Company and CFBank.    Intercompany transactions and balances are eliminated in consolidation.

Central Federal Capital Trust I (the “Trust”), a wholly-owned subsidiary of the Holding Company, was formed in 2003 to raise additional funding for the Company through a pooled private offering of trust preferred securities.  The Holding Company issued $5,155,000 of subordinated debentures to the Trust in exchange for ownership of all of the common stock of the Trust and the proceeds of the preferred securities sold by the Trust.  The Holding Company is not considered the primary beneficiary of this trust (variable interest entity) and, therefore, the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

Currently, the Company does not transact material business other than through CFBank.  At December 31, 2019, the Company’s assets totaled $880.5 million and stockholders’ equity totaled $80.7 million.

CFBank has a presence in four major metro Ohio markets – Columbus, Cleveland, Cincinnati and Akron- as well as its two branch locations in Columbiana County, Ohio.  Also, in March 2019, CFBank opened a branch location in Blue Ash, Ohio, which is its second location in the Cincinnati market.  CFBank provides personalized Business Banking products and services including commercial loans and leases, commercial and residential real estate loans, equipment leasing, SBA loans and treasury management depository services.  In addition, CFBank also has a national residential lending platform.  As a full service commercial bank, our business, along with our products and services, is focused on serving the banking and financial needs of closely held businesses.  Our business model emphasizes personalized service, customer access to decision makers, quick execution, and the convenience of online internet banking, mobile banking, remote deposit and corporate treasury management.  Most of our deposits and loans come from our market area.  Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

Our revenues are derived principally from the generation of interest and fees on loans originated and noninterest income generated on the sale of loans.  Our primary sources of funds are retail and business deposit accounts and certificates of deposit, brokered certificates of deposit and, to a lesser extent, principal and interest payments on loans and securities, Federal Home Loan Bank (FHLB) advances, other borrowings and proceeds from the sale of loans.

Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Glendale and Blue Ash, Ohio; Columbiana County through our offices in Calcutta and Wellsville, Ohio; and Cuyahoga County through our agency office in Woodmere, Ohio.    We originate commercial and business loans primarily throughout Ohio, and residential real estate loans on a national basis.

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

Lending Activities

Loan and Lease Portfolio Composition.    Our loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans.    It also consists of a portfolio of residential mortgage loans totaling $26.0 million as a result of participation in the Northpointe Mortgage Purchase Program.  See Note 4 to the Consolidated Financial Statements included in our 2019 Annual Report to Stockholders (our “2019 Annual Report”), included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Northpointe Mortgage Purchase Program.  CFBank also finances a variety of commercial and residential construction projects.  At December 31, 2019, gross loans receivable totaled  $670.4 million and increased approximately $112.7 million, or 20.2%, from $557.7 million at December 31, 2018.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $510.0 million in the aggregate and represented 76.1%  of the gross loan portfolio at December 31, 2019 as compared to 69.9% of the gross loan portfolio at December 31, 2018.  Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased  $120.3 million, or 30.9%, during 2019. Portfolio single-family residential mortgage loans, including related construction loans and residential mortgage loans originated through the Northpointe Mortgage Purchase Program, totaled $135.3 million and represented 20.2% of total gross loans at year-end 2019, compared to 24.8% at year-end 2018.  The remainder of our loan portfolio consists of consumer loans, which totaled $25.1 million, or 3.7% of gross loans receivable, at year-end 2019.

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

The following table sets forth the composition of CFBank’s loan and lease portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

	December 31,
	2019		2018		2017		2016		2015
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$120,256	17.94%	$118,386	21.23%	$95,578	23.12%	$92,544	26.21%	$81,985	27.00%
Multi-family	39,229	5.85%	47,651	8.54%	35,665	8.63%	34,291	9.71%	28,950	9.53%
Construction	67,652	10.09%	61,792	11.08%	42,862	10.37%	25,822	7.31%	24,662	8.12%
Commercial real estate	247,543	36.92%	173,435	31.10%	111,866	27.06%	105,313	29.83%	96,488	31.78%
Total real estate mortgage loans	474,680	70.80%	401,264	71.95%	285,971	69.18%	257,970	73.06%	232,085	76.43%
Consumer loans:
Home equity loans	4,023	0.61%	5,321	0.95%	224	0.05%	479	0.14%	504	0.17%
Home equity lines of credit	20,941	3.12%	23,961	4.30%	25,054	6.06%	23,109	6.55%	21,837	7.19%
Automobile	-	0.00%	-	0.00%	-	0.00%	-	0.00%	65	0.02%
Other	151	0.02%	262	0.05%	152	0.04%	158	0.04%	5,449	1.79%
Total consumer loans	25,115	3.75%	29,544	5.30%	25,430	6.15%	23,746	6.73%	27,855	9.17%
Commercial loans (1)	170,646	25.45%	126,887	22.75%	101,975	24.67%	71,334	20.21%	43,744	14.40%
Total loans receivable	670,441	100.0%	557,695	100.0%	413,376	100.0%	353,050	100.0%	303,684	100.0%

Less:
Allowance for loan and lease losses	(7,138)		(7,012)		(6,970)		(6,925)		(6,620)
Loans receivable, net	$663,303		$550,683		$406,406		$346,125		$297,064

(1)	Includes commercial leases of $4,779 at December 31, 2019, $5,403 at December 31, 2018, $6,008 at December 31, 2017 and $2,874 at December 31, 2016.

Loan Maturity.  The following table shows the remaining contractual maturity of CBank’s loan portfolio at December 31, 2019.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2019
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$73,926	$34	$46,615	$120,575
After one year:
More than one year to three years	99,813	121	31,835	131,769
More than three years to five years	81,775	56	48,615	130,446
More than five years to 10 years	112,468	1,480	27,368	141,316
More than 10 years to 15 years	14,176	5,143	16,213	35,532
More than 15 years	92,522	18,281	-	110,803
Total due after 2019	400,754	25,081	124,031	549,866
Total amount due	$474,680	$25,115	$170,646	$670,441

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

The following table sets forth at December 31, 2019, the dollar amount of total loans and leases receivable contractually due after one year (December 31, 2020), and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans(1)	$225,471	$175,283	$400,754
Consumer loans	121	24,960	25,081
Commercial loans	61,115	62,916	124,031
Total loans	$286,707	$263,159	$549,866

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans and Leases.    Lending activities are conducted through our offices located in Franklin, Cuyahoga, Summit, Hamilton and Columbiana Counties, Ohio. We originate commercial, commercial real estate, multi-family and single-family residential mortgage loans and also expanded into business financial services in the Columbus, Cleveland, Cincinnati, and Akron, Ohio markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates.  Fixed-rate loans are typically limited to terms of three to five years. CFBank has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates.  See Note 19 to the Consolidated Financial Statements included in our 2019 Annual Report for additional information on interest-rate swaps.

CFBank participates in various loan programs offered by the Small Business Administration (SBA), enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 75%.

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

For the year ended December 31, 2019, single-family mortgage loans originated for sale totaled $733.7 million,  an increase of $499.8 million, or 213.8%, compared to $233.9 million that was originated in 2018. The increase in originations was due to the expansion of our leads-based mortgage business and increased sales activity.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential loan originations in 2019.  If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

For the year ended December 31, 2019, portfolio single-family mortgage loans originated by CFBank totaled $35.3 million, or 5.3% of total loans.  Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan.  Collateral positions are established by obtaining independent appraisal opinions.  Mortgage insurance is generally required when the LTV exceeds 80%.

Portfolio single-family residential ARM loans totaled $56.4 million, or 46.9% of the single-family mortgage loan portfolio, at December 31, 2019.   These loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.    See Note 4 to the Consolidated Financial Statements included in our 2019 Annual Report.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity.    Commercial real estate and multi-family residential mortgage loan balances  increased $65.7 million to $286.8 million at December 31, 2019.  This represented an increase of 29.7% over the $221.1 million balance at December 31, 2018.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property.  An independent appraisal of the property is required on all loans greater than or equal to $500,000.   In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history.  We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans.  At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years.   We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate.  See Note 19 to the Consolidated Financial Statements  included in our 2019 Annual Report for additional information on interest-rate swaps.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

Commercial real estate and multi-family residential mortgage loans are generally considered to involve a greater degree of risk than single-family residential mortgage loans.  Because payments on loans secured by commercial real estate and multi-family residential properties are dependent on successful operation or management of the properties, repayment of commercial real estate and multi-family residential mortgage loans may be subject to a greater extent to adverse conditions in the real estate market or the economy.  As with single-family residential mortgage loans, adjustable rate commercial real estate and multi-family residential mortgage loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Additionally, adjustable rate commercial real estate and multi-family residential mortgage loans generally do not contain periodic and lifetime caps on interest rate changes.  We seek to minimize the additional risk presented by adjustable rate commercial real estate and multi-family residential mortgage loans through underwriting criteria that require such loans to be qualified at origination with sufficient debt coverage ratios under increasing interest rate stress scenarios.

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

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity.  During 2019, commercial loan balances increased by $43.8 million, or 34.5%, to $170.6 million at year-end 2019. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed-rate loans are typically limited to a maximum term of five years.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

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

Construction and Land Lending. With economic improvement in our market areas, there was also an increase in commercial building activity. During 2019, construction loans increased by $5.9 million, or 9.5%, to $67.7 million compared to the $61.8 million in the portfolio at year-end 2018.   CFBank’s strong capital levels has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

Construction loans are made to finance the construction of residential and commercial properties generally located within our primary market area.  Construction loans are fixed- or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years.  Our policies provide that construction loans may be made in amounts generally up to 80% of the appraised value of the property, and an independent appraisal of the property is required.  Loan proceeds are disbursed in increments as construction progresses and as inspections warrant and regular inspections are required to monitor the progress of construction.  Land development loans generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.  Loans on raw land generally do not exceed 65% of the actual cost or current appraised value of the property, whichever is less.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit, automobile loans, home improvement loans, loans secured by deposits and purchased loans.  At December 31, 2019, the consumer loan portfolio totaled $25.1 million, which was 3.8% of gross loans receivable.  During 2019, the consumer loan portfolio decreased  $4.4 million, or 15.0%, over the year-end 2018 balance of $29.5 million.

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

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2019 Annual Report for detailed information on criticized and classified loans as of December 31, 2019 and 2018.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2019, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	2	$519
Multi-family residential real estate	1	148
Commercial real estate	2	2,731
Home equity lines of credit	1	18
Total	6	$3,416

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented in the table below represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2019				December 31, 2018				December 31, 2017
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	1	$210	6	$550	-	$-	4	$167	2	$27	6	$253
Commercial	-	-	1	1,689	-	-	-	-	-	-	-	-
Consumer loans:
Home equity lines of credit	-	-	4	115	-	-	2	89	-	-	2	102
Other	-	-	-	-	-	-	1	21	-	-	-	-
Commercial loans	1	71	1	85	-	-	1	100	-	-	1	115
Total delinquent loans	2	$281	12	$2,439	-	$-	8	$377	2	$27	9	$470

Delinquent loans as a percent of total loans		.04%		.36%		.00%		.07%		.01%		.11%

	December 31, 2016				December 31, 2015
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	1	$49	8	$397	-	$-	12	$640
Commercial	1	600	-	-	-	-	1	446
Consumer loans:
Home equity lines of credit	1	15	1	44	-	-	2	115
Other	-	-	-	-	-	-	-	-
Commercial loans	-	-	3	263	1	9	3	224
Total delinquent loans	3	$664	12	$704	1	$9	18	$1,425

Delinquent loans as a percent of total loans		.19%		.20%		.00%		.47%

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

	At December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Loans past due over 90 days still on accrual	$-	$-	$-	$-	$-
Nonaccrual loans:
Single-family real estate	550	167	253	397	640
Commercial real estate	1,689	-	-	-	446
Consumer	115	110	102	44	115
Commercial	85	100	115	263	224
Total nonaccrual loans	2,439	377	470	704	1,425
Total nonperforming loans	2,439	377	470	704	1,425
REO	-	38	-	204	1,636
Other foreclosed assets	-	-	-	-	-
Total nonperforming assets	2,439	415	470	908	3,061
Troubled Debt Restructurings (TDRs) (1)	2,838	3,061	3,271	2,986	4,920
Total nonperforming and troubled debt restructurings	$5,277	$3,476	$3,741	$3,894	$7,981
Nonperforming loans to total loans	0.36%	0.07%	0.11%	0.20%	0.47%
Nonperforming assets to total assets	0.28%	0.06%	0.10%	0.21%	0.87%

(1)

Reflects TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The $2.1 million increase in nonperforming loans in 2019 compared to 2018 was primarily due to  $2.1 million in loans that became nonperforming in 2019 related to one commercial loan, two single-family residential loans and two consumer loans, partially offset by loan payments and one consumer loan that paid off.

For the year ended December 31, 2019, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $236,000.  There was no interest income recognized on nonaccrual loans in 2019, except for $2,000 of interest income that was collected from the payoff of a consumer loan and a commercial loan.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”).  There were no loans restructured in 2019 identified as TDRs.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $85,000 in TDRs at December 31, 2019, while non-accrual loans included $100,000 of TDRs at December 31, 2018.

At year-end 2019, there were a total of $2.9 million of TDRs, including $2.7 million in commercial real estate loans and $107,000 in single family residential loans, which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2019 Annual Report for additional information on nonperforming loans and TDRs as of December 31, 2019 and 2018.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan and Lease Losses (ALLL).  The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2019 Annual Report for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $7.1 million at December 31, 2019, and increased $126,000, or 1.8%, from $7.0 million at December 31, 2018.  The increase in the ALLL is due to net recoveries during the twelve months ended December 31, 2019.  The ratio of the ALLL to total loans was 1.06% at December 31, 2019, compared to 1.26% at December 31, 2018.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2019; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the years ended December 31:

	2019	2018	2017	2016	2015
ALLL, beginning of period	$7,012	$6,970	$6,925	$6,620	$6,316
Charge-offs:
Real estate loans:
Single-family	-	6	-	147	40
Commercial real estate	-	-	-	-	25
Consumer loans:
Home equity	-	-	-	53	41
Other	36	-	-	1	10
Commercial loans	-	-	-	123	8
Total charge-offs	36	6	-	324	124

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	7	24	20	42	1
Multi-family	-	-	-	143	-
Commercial real estate	105	-	-	145	33
Consumer loans:
Home equity	50	22	23	69	113
Other	-	-	-	-	6
Commercial loans	-	2	2	-	25
Total recoveries	162	48	45	399	178
Net charge-offs (recoveries)	(126)	(42)	(45)	(75)	(54)
Provision for loan and lease losses	-	-	-	230	250
Reclassification of ALLL on loan-related commitments	-	-	-	-	-
ALLL, end of period	$7,138	$7,012	$6,970	$6,925	$6,620
ALLL to total loans and leases	1.06%	1.26%	1.69%	1.96%	2.18%
ALLL to nonperforming loans	292.66%	1859.95%	1483.00%	983.66%	464.56%
Net charge-offs (recoveries) to ALLL	-1.77%	-0.60%	-0.65%	-1.08%	-0.82%
Net charge-offs (recoveries) to average loans and leases	-0.02%	-0.01%	-0.01%	-0.02%	-0.02%

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

	At December 31,
	2019			2018			2017
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$948	13.28%	17.94%	$1,061	15.13%	21.23%	$912	13.08%	23.12%
Multi-family	447	6.26%	5.85%	612	8.73%	8.54%	660	9.47%	8.63%
Commercial real estate	2,604	36.48%	36.92%	2,274	32.43%	31.10%	2,143	30.75%	27.06%
Construction	759	10.63%	10.09%	739	10.54%	11.08%	672	9.64%	10.37%
Consumer loans:
Home equity lines of credit	265	3.71%	3.12%	410	5.85%	4.30%	597	8.57%	6.06%
Other	61.86%		.63%	97	1.38%	1.00%	2.03%		.09%
Commercial loans	2,054	28.78%	25.45%	1,819	25.94%	22.75%	1,984	28.46%	24.67%
Total ALLL	$7,138	100.00%	100.00%	$7,012	100.00%	100.00%	$6,970	100.00%	100.00%

	At December 31,
	2016			2015
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$735	10.61%	26.21%	$691	10.44%	27.00%
Multi-family	716	10.34%	9.71%	705	10.65%	9.53%
Commercial real estate	2,727	39.38%	29.83%	2,710	40.94%	31.78%
Construction	580	8.38%	7.31%	561	8.47%	8.12%
Consumer loans:
Home equity lines of credit	486	7.02%	6.55%	474	7.16%	7.19%
Other	34.49%		.18%	99	1.50%	1.98%
Commercial loans	1,647	23.78%	20.21%	1,380	20.84%	14.40%
Total ALLL	$6,925	100.00%	100.00%	$6,620	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $0  at December 31, 2019 and $38,000 at December 31, 2018. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2019 Annual Report for information regarding foreclosed assets at December 31, 2019.  Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2019, the securities portfolio totaled $8.2 million.  At December 31, 2019, all mortgage-backed securities and collateralized mortgage obligations in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements contained in our 2019 Annual Report for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2019		2018		2017
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$7,986	$8,017	$9,978	$9,881	$11,499	$11,417
Mortgage-backed securities - residential	126	130	167	170	236	244
Collateralized mortgage obligations	27	27	62	63	110	112
Total	$8,139	$8,174	$10,207	$10,114	$11,845	$11,773

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2019.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$5,001	1.69%	$2,985	2.18%	$-	0.00%	$-	0.00%	$7,986	1.87%
Mortgage-backed securities - residential	-	0.00%	82	3.98%	-	0.00%	44	7.01%	126	5.03%
Collateralized mortgage obligations	-	0.00%	-	0.00%	-	0.00%	27	4.22%	27	4.22%
Total	$5,001	1.69%	$3,067	2.23%	$-	0.00%	$71	5.95%	$8,139	1.93%

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

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  See Note 18 to the Consolidated Financial Statements included in our 2019 Annual Report.

The Holding Company’s available cash and cash equivalents totaled $10.0 million at December 31, 2019.   Management believes that the Holding Company had adequate funds at December 31, 2019 to meet its current and anticipated operating needs at this time.  See the section titled “Liquidity and Capital Resources” contained in our 2019 Annual Report for information regarding Holding Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 48.7% of average deposit balances in 2019.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2019, CFBank had $124.9 million in brokered deposits with maturity dates from January 2020 through August 2024. At December 31, 2019, cash, unpledged securities and deposits in other financial institutions totaled $44.1 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  CDARS one-way balances are considered brokered deposits by regulation.  Customer balances in the CDARS reciprocal and ICS programs, which no longer qualify as brokered, totaled $28.0 million at December 31, 2019 and decreased $20.1 million, or 41.8%, from $48.1 million at December 31, 2018.

Certificate accounts in amounts of $100,000 or more totaled $294.5 million at December 31, 2019,  maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$42,975	2.21%
Over 3 through 6 months	38,074	2.38%
Over 6 through 12 months	69,664	2.14%
Over 12 months	143,739	3.06%
Total	$294,452

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.    Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2019			2018			2017
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$29,943	4.69%	1.80%	$28,985	6.06%	1.34%	$7,757	2.10%	0.09%
Money market accounts	166,721	26.13%	1.98%	117,773	24.63%	1.29%	99,166	26.87%	0.75%
Savings accounts	18,241	2.86%	0.10%	17,048	3.56%	0.10%	16,876	4.57%	0.10%
Certificates of deposit	310,913	48.74%	2.52%	220,145	46.03%	1.90%	168,443	45.65%	1.36%
Total Interest-bearing deposits	525,818	82.42%	2.22%	383,951	80.28%	1.59%	292,242	79.19%	1.05%
Noninterest-bearing deposits:
Demand deposits	112,151	17.58%	-	94,333	19.72%	-	76,810	20.81%	-
Total Average Deposits	$637,969	100.00%		$478,284	100.00%		$369,052	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2019.

	Period to Maturity from December 31, 2019				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2019	2018	2017
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$6,858	$1,880	$370	$19	$9,127	$8,554	$16,357
1.00 to 1.99%	63,868	13,792	6,382	7,063	91,105	62,992	123,029
2.00 to 2.99%	109,940	42,717	39,205	20,603	212,465	172,672	42,845
3.00 to 3.99%	8,602	24,424	8,807	9,620	51,453	29,427	-
4.00 to 4.99%	-	-	-	-	-	20	-
5.00% and above	-	-	-	-	-	-	-
Total certificate accounts	$189,268	$82,813	$54,764	$37,305	$364,150	$273,665	$182,231

See the sections titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2019 Annual Report to Stockholders for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth.   The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, 1-4 family commercial real estate loans and home equity lines of credit loans,  securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $16.5 million at December 31, 2019.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $89.0 million at year-end 2019.

The Holding Company had an existing credit facility with a third-party bank which was modified to a $10.0 million revolving line-of-credit in December 2018.  In December 2019, the $5.0 million outstanding balance on the existing line-of-credit was converted to a $5.0 million term loan with an additional $10.0 million revolving line-of-credit.  The new term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of December 31, 2019, the Company had an outstanding balance of $5.0 million on the term loan and no outstanding balance on the revolving line-of-credit. At December 31, 2018, the credit facility had an outstanding balance of $6.0 million.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program.  The borrowings are collateralized by commercial loans and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $65.6 million at year-end 2019.  There were no amounts outstanding from the Federal Reserve Bank at December 31, 2019.  At December 31, 2018, CFBank had $8.0 million of availability in an unused line of credit at a commercial bank.  During the third quarter of 2019, CFBank added an additional $15.0 million line of credit at another commercial bank.  There were no outstanding borrowings on these lines of credit at December 31, 2019 or December 31, 2018.  If CFBank were to borrow on these lines of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During the fourth quarter of 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30 day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  At December 31, 2019, the warehouse facility had an outstanding balance of $7.5 million.  See Note 10 to the Consolidated Financial Statements in our 2019 Annual Report to Stockholders for additional information.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2019 Annual Report for information regarding subordinated debentures issued by the Company in 2003 and 2018.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2019	2018	2017
Short-term FHLB advances and other borrowings:
Average balance outstanding	$3,713	$1,054	$325
Maximum amount outstanding at any month-end during the period	23,500	17,500	11,100
Balance outstanding at end of period	-	-	-
Weighted average interest rate during the period	2.11%	1.98%	1.29%

Subsidiary Activities

As of December 31, 2019,  we maintained CFBank and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2019,  the Company had 117 full-time and 8 part-time employees.

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

As a financial holding company, the Holding Company is subject to regulation by the Federal Reserve Board (the “FRB”) under the Bank Holding Company Act and to inspection, examination and supervision by the FRB.  The Holding Company is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended (the “Securities Act”), and the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as administered by the SEC.   The Holding Company’s common stock trades on the NASDAQ Capital Market under the symbol “CFBK,” which subjects the Holding Company to various requirements under the NASDAQ Marketplace Rules.

CFBank, as a national banking association, is subject to regulation, supervision and examination primarily by the Office of the Comptroller of the Currency (the “OCC”).  In addition, CFBank is subject to regulation and examination by the FDIC, which insures the deposits of CFBank to the maximum extent permitted by law, and certain other requirements established by the FDIC.

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

Economic Growth, Regulatory Relief and Consumer Protection Act

On May 25, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the "Regulatory Relief Act") was signed into law. The Regulatory Relief Act repealed or modified certain provisions of the Dodd-Frank Act and eased restrictions on all but the largest banks (those with consolidated assets in excess of $250 billion).  Bank holding companies with consolidated assets of less than $100 billion, including the Company, are no longer subject to enhanced prudential standards.  The Regulatory Relief Act also relieves bank holding companies and banks with consolidated assets of less than $100 billion, including the Company, from certain record-keeping, reporting and disclosure requirements.  Certain other regulatory requirements applied only to banks with consolidated assets in excess of $50 billion and so did not apply to the Company even before the enactment of the Regulatory Relief Act.

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

The risk-based capital guidelines adopted by the federal banking agencies are based on the “International Convergence of Capital Measurement and Capital Standard” (Basel I), published by the Basel Committee on Banking Supervision (the “Basel Committee”).  In July 2013, the United States banking regulators issued new capital rules applicable to smaller banking organizations which also implement certain of the provisions of the Dodd-Frank Act (the “Basel III Capital Rules”).  Community banking organizations, including CFBank, began transitioning to the new rules on January 1, 2015.  The new minimum capital requirements became effective on January 1, 2015, whereas a new capital conservation buffer and deductions from common equity capital phased in from January 1, 2016 through January 1, 2019, and most deductions from common equity tier 1 capital were phased in from January 1, 2015 through January 1, 2019.

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

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).  The deductions phased in beginning in 2015 and were fully phased in as of January 1, 2019.

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

The rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.  The capital conservation buffer, which began to phase in starting on January 1, 2016, at .625% of risk-weighted assets, was 1.88% at December 31, 2018 and was fully phased in at 2.5% on January 1, 2019.

In September 2019, the Federal Reserve Board, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gives community banks, including CFBank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks meet certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it has less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%.  Qualifying institutions that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements.  The Company is currently considering whether to opt out of the simplified framework and continue to follow existing capital rules.

In December 2018, the federal banking agencies issued a final rule to address regulatory capital treatment of credit loss allowances under the current expected credit loss (“CECL”) model (accounting standard).  The rule revises the federal banking agencies’ regulatory capital rules to identify which credit loss allowances under the CECL model are eligible for inclusion in regulatory capital and to provide banking organizations the option to phase in over three years the day-one adverse effects on regulatory capital that may result from the adoption of the CECL model.

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2019.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  As of September 30, 2018, the DRR met the statutory minimum of 1.35%.  As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted.  In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%.  These credits may be redeemed beginning in the quarterly assessment period in which the DRR reaches a minimum of 1.38%, and is not to exceed the total quarterly assessment due.

In addition, all FDIC-insured institutions are required to pay assessments to fund interest payments on bonds issued by the Financing Corporation, which was established by the government to recapitalize a predecessor to the DIF. These assessments continued until the Financing Corporation bonds matured in September 2019.  The final assessment was collected on the March 2019 FDIC invoice.

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

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of December 31, 2019, the Holding Company a total of $10.0 million of cash at the Holding Company level.

The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.    See Note 18-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2019 Annual Report for additional information.

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2019. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others.  OFAC publishes lists of specially designated targets and countries.  CFBank is responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence.  Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.  Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

In May 2016, the federal bank regulatory agencies approved a second joint notice of proposed rules (the “Second Proposed Joint Rules”) designed to prohibit incentive-based compensation arrangements that encourage inappropriate risks at financial institutions.  The Second Proposed Joint Rules would apply to covered financial institutions with total assets of $1 billion or more, and are still in proposed rule status.  The requirements of the Second Proposed Joint Rules would differ for each of three categories of financial institutions:

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

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity.  One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the finanical institution or its critical service providers fall victim to this type of cyber-attack. If CFBank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. The Company expects this trend of state-level activity in those areas to continue, and is continually monitoring developments in the states in which our customers are located.

In the ordinary course of business, the Company relies on electronic communications and information systems to conduct its operations and to store sensitive data.  The Company employs significant resources, processes and technology to manage and maintain cybersecurity controls. The Company employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Company’s defensive measures, the threat from cyber attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures.  Although to date the Company has not detected a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, the Company’s systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by us and our customers.

Effect of Environmental Regulation

Compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, has not had a material effect upon the capital expenditures, earnings or competitive position of the Company.  In the opinion of management, the Company does not have exposure to material costs associated with compliance with environmental laws and regulations or material expenditures related to environmental hazardous waste mitigation or cleanup.

The Company believes its primary exposure to environmental risk is through the lending activities of CFBank.  In cases where management believes environmental risk potentially exists, CFBank mitigates its environmental risk exposure by requiring environmental site assessments at the time of loan origination to confirm collateral quality as to commercial real estate parcels posing higher than normal potential for environmental impact, as determined by reference to present and past uses of the subject property and adjacent sites.  In addition, environmental assessments are typically required prior to any foreclosure activity involving non-residential real estate collateral.

Future Legislation

Various and significant legislation affecting financial institutions and the financial industry is from time to time introduced by the U.S. Congress, as evidenced by the sweeping reforms in the Dodd-Frank Act adopted in 2010, and the rollback of the Dodd-Frank Act that began in 2018.  Many of the regulations mentioned above were adopted or amended pursuant to the Dodd-Frank Act.  Such legislation may continue to change banking statutes and regulations, and the operating environment of the Company and its subsidiaries in substantial and unpredictable ways, and such legislation could significantly increase or decrease costs of doing business, limit or expand permissible activities, and/or affect the competitive balance among financial institutions.  The enactment of the Dodd-Frank Act, the subsequent rollback and the continuing implementation of final rules and regulations thereunder, and continuing political change makes the nature and extent of future legislative and regulatory changes affecting financial institutions unpredictable.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2019 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.   At year-end 2019, the Company had net operating loss carryforwards of $22.6 million, which expire at various dates from 2024 to 2033.  As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled  $473,000 at year-end 2019.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.   Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.    See Note 13 to the Consolidated Financial Statements included in our 2019 Annual Report to Stockholders, included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President in 2020, and other factors beyond our control may adversely affect CFBank’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of CFBank’s borrowers to repay their loans, and the value of the collateral securing loans made by CFBank.  Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world.  Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans.  The potential effects of the United Kingdom leaving the European Union (Brexit) on the United States are still unknown.

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

We have experienced significant growth in the amount of our total loans in the past several years.  Since January 1, 2015, our total net loans have grown by $406.2 million, or 158.0%, and our total assets have grown by $565.0 million, or 179.0%.  Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth.  We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion.  If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or recognize further loan charge-offs. Moreover, the Financial Accounting Standards Board (“FASB”) has changed its requirements for establishing the allowance for loan losses.

On June 16, 2016, the FASB issued Accounting Standard Update (“ASU”) 2016-13 “Financial Instruments - Credit Losses”, which replaces the incurred loss model with an expected loss model, and is referred to as the current expected credit loss (“CECL”) model.  Under the incurred loss model, loans are recognized as impaired when there is no longer an assumption that future cash flows will be collected in full under the originally contracted terms.  The FASB voted to defer the effective date for this ASU for smaller reporting companies, such as the Company, to annual reporting periods and interim reporting periods within those annual periods, beginning after December 15, 2022.  Under the CECL model, financial institutions will be required to use historical information, current conditions and reasonable forecasts to estimate the expected loss over the life of the loan. The transition to the CECL model will bring with it significantly greater data requirements and changes to methodologies to accurately account for expected losses under the new parameters.  If the methodologies and assumptions that we use in the CECL model are proven to be incorrect, or inadequate, the allowance for credit losses may not be sufficient, resulting in the need for additional allowance for credit losses to be established, which could have a material adverse impact on our financial condition and results of operations.

Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities could have a material adverse effect on our financial condition and results of operations.

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

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates.  The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of December 31, 2019, the Holding Company a total of $10.0 million of cash at the Holding Company level.

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

Regulations affecting banks and financial services businesses are undergoing continuous change, and management cannot predict the effect of those changes.  While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect our business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses.  Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

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

We are subject to extensive federal, state and local taxes, including income, excise, sales/use, payroll, franchise, financial institutions tax, withholding and ad valorem taxes.  Changes to tax laws could have a material adverse effect on our results of operations, fair values of net deferred tax assets and obligations of states and political subdivisions held in our investment securities portfolio.  In addition, our customers are subject to a wide variety of federal, state and local taxes.  Changes in taxes paid by our customers may adversely affect their ability to purchase homes or consumer products, which could adversely affect their demand for our loans and deposit products.  In addition, such negative effects on our customers could result in defaults on the loans we have made and decrease the value of mortgage-backed securities in which we have invested.

Changes in accounting standards, policies, estimates or procedures could impact our reported financial condition or results of operations.

The accounting standard setters, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our consolidated financial statements.  The pace of change continues to accelerate and changes in accounting standards can be hard to predict and could materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply new or revised guidance retroactively, resulting in the restatement of prior period financial statements.

The preparation of consolidated financial statements in conformity with GAAP requires management to make significant estimates that affect the financial statements.  Due to the inherent nature of these estimates, actual results may vary materially from management’s estimates.  In June 2016, FASB issued a new accounting standard for recognizing current expected credit losses, commonly referred to as CECL.  CECL will result in earlier recognition of credit losses and requires consideration of not only past and current events but also reasonable and supportable forecasts that affect collectability.  The Company will be required to comply with the new standard beginning January 1, 2023.  Upon adoption of CECL, credit loss allowances may increase, which would decrease retained earnings and regulatory capital.  The federal banking regulators have adopted a regulation that will allow banks to phase in the day-one impact of CECL on regulatory capital over three years.  CECL implementation poses operational risk, including the failure to properly transition internal processes or systems, which could lead to call report errors, financial misstatements, or operational losses.

We need to constantly update our technology in order to compete and meet customer demands.

The financial services market, including banking services, is undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to better serving customers, the effective use of technology increases efficiency and may enable us to reduce costs.  Our future success will depend, in part, on our ability to use current technology to provide products and services that provide convenience to customers and to create additional efficiencies in our operations.  Some of our competitors have substantially greater resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.  Failure to successfully keep pace with technological changes affecting the financial services industry could negatively affect our growth, revenue and profit.

Unauthorized disclosure of sensitive or confidential client information or breaches in security of our systems could severly harm our business.

As part of our financial institution business, we collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers.  Our necessary dependence upon automated systems to record and process transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect.  We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible.  The Company also routinely reviews documentation of such controls and backups related to third-party service providers.  Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations.  In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions.

We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems.  We are further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as faced by us). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability.

Misconduct by employees could include fraudulent, improper or unauthorized activities on behalf of clients or improper use of confidential information.  We may not be able to prevent employee errors or misconduct, and the precautions we take to detect this type of activity might not be effective in all cases.  Employee errors or misconduct could subject us to civil claims for negligence or regulatory enforcement actions, including fines and restrictions on our business.

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts.  Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.  Such activity can result in financial liability and harm to our reputation.

We have implemented security controls to prevent unauthorized access to the computer systems and require our third-party service providers to maintain similar controls.  However, we cannot be certain that these measures will be successful.  A security breach of our computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business. In addition, unauthorized access to or use of sensitive data could subject us to litigation and liability and costs to prevent further such occurrences.  Further, we may be impacted by data breaches at retailers and other third parties who participate in data interchanges with us and our customers that involve the theft of customer credit and debit card data, which may include the theft of our debit card personal identification numbers (PINs) and commercial card information used to make purchases at such retailers and other third parties.  Such data breaches could result in us incurring significant expenses to reissue debit cards and cover losses, which could result in a material adverse effect on our results of operations. To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches, but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand.  As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

Our assets at risk for cyber-attacks include financial assets and non-public information belonging to customers.  We use several third-party vendors who have access to our assets via electronic media.  Certain cyber security risks arise due to this access, including cyber espionage, blackmail, ransom, and theft.  As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance our protective measures or to investigate and remediate any security vulnerabilities.

All of the types of cyber incidents discussed above could result in damage to our reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of our common shares, all of which could result in financial loss and material adverse effects on our results of operations and financial condition.

Noncompliance with the Bank Secrecy Act and other anti-money laundering statutes and regulations could cause a material financial loss.

The Bank Secrecy Act and the USA Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The Bank Secrecy Act, as amended by the USA Patriot Act, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies.  Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service.

There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (also known as OFAC). If the Company’s policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company may be subject to liability, including fines and regulatory actions such as restrictions on Peoples' ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact our business, financial condition, and results of operations.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

We are at risk of increased losses from fraud.

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques.  In some cases, these individuals are part of larger criminal rings, which allow them to be more effective.  Such fraudulent activity has taken many forms, ranging from debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials.  Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud.  An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud.  Further, in addition to fraud committed directly against the Company, the Company may suffer losses as a result of fraudulent activity committed against third parties.  Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

Our business could be adversely affected through third parties who perform significant operational services on our behalf.

The third parties performing operational services for the Company are subject to risks similar to those faced by the Company relating to cybersecurity, breakdowns or failures of their own systems, or misconduct of their employees.  Like many other community banks, CFBank also relies, in significant part, on a single vendor for the systems which allow CFBank to provide banking services to CFBank’s customers, for which the systems are maintained on CFBank’s behalf by this single vendor.

One or more of the third parties utilized by us may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party.  Certain of these third parties may have limited indemnification obligations to us in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.

Financial or operational difficulties of a third party provider could also impair our operations if those difficulties interfere with such third party’s ability to serve the Company.  If a critical third-party provider is unable to meet the needs of the Company in a timely manner, or if the services or products provided by such third party are terminated or otherwise delayed and if the Company is not able to develop alternative sources for these services and products quickly and cost-effectively, our business could be materially adversely effected.

Additionally, regulatory guidance adopted by federal banking regulators addressing how banks select, engage and manage their third-party relationships, affects the circumstances and conditions under which we work with third parties and the cost of managing such relationships.

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

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  It is uncertain at this time whether LIBOR will change or cease to exist or the extent to which those entering into financial contracts will transition to any other particular benchmark.  Benchmarks that are used in place of LIBOR, such as the Secured Overnight Finance Rate, may perform differently than LIBOR, and such alternative benchmarks may also perform differently in the future than they have in the past. The use of alternative benchmarks may also have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, the Company’s LIBOR-based borrowings and CFBank’s swap contracts which can be tied to LIBOR.  The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate.  The Company is working through this transition via a multi-disciplinary project team.

We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in, or failure to comply with the same, may adversely affect the Company.

The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the Federal Reserve Board, the SEC, the CFPB, the OCC, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies.  The statutory and regulatory framework that governs the Company is generally designed to protect depositors and customers, the Deposit Insurance Fund, the U.S. banking and financial system, and financial markets as a whole and not to protect shareholders.  These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under generally accepted accounting principles in the United States of America.  Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.  Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Company to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of our common shares.  Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conducted our business through six branch offices located in Franklin, Hamilton, Summit and Columbiana Counties, Ohio, and through a loan production office located in Franklin County, Ohio and an agency office located in Cuyahoga County, Ohio as of December 31, 2019.  The net book value of the Company’s properties totaled $3.2 million at December 31, 2019.   CFBank also leases its branch offices in Fairlawn, Ohio,  Glendale, Ohio and Blue Ash, Ohio,  its loan production office in Columbus, Ohio and its agency office located in Woodmere, Ohio in Cuyahoga County.  See Note 8 to the Consolidated Financial Statements included in our 2019 Annual Report for further discussion.

Locations

Administrative Office (owned facility):

7000 N. High Street

Worthington, Ohio 43085

Branch Offices:

Worthington Branch (owned facility)

7000 N. High Street

Worthington, Ohio 43085

Glendale Branch (leased facility)

38 Village Square

Glendale, Ohio 44122

Blue Ash Branch (leased facility)

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

 Item 4.    Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	None except as previously reported
(b)	Not applicable.

(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2019.

Period	Total number of common shares purchased (1)	Average price paid per common share		Total number of common shares purchased as part of publicly announced plans or programs
October 1 through October 31, 2019	-	-		-
November 1 through November 30, 2019	-	$-		-
December 1 through December 31, 2019	1,705	13.70	(2)	-
Total	1,705	$13.70		-

(1)	Represents shares of common stock surrendered by officers and employees of the Company for payment of taxes upon vesting of restricted stock granted under the 2009 Equity Compensation Plan.
(2)	Represents the average closing price of the Company’s common stock on December 20, 2019 and December 21, 2019, which were the vesting dates of the restricted stock surrendered for payment of taxes.

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2019 Annual Report; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2019 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2019 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Quantitative and Qualitative Disclosures about Market Risks” therein.

Item  8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2019 Annual Report; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

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

None

Item  9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2019, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2019 were effective.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2019 Annual Report; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”  therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.

None

PART III

Item  10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from our definitive Proxy Statement for our 2019 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2020 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Provided below is information regarding our executive officers:

Name	Age at December 31, 2019	Position held with the Holding Company and/or Subsidiaries

Timothy T. O’Dell	66	President and Chief Executive Officer of the Holding Company and CFBank

John W. Helmsdoerfer	61	Chief Financial Officer of the Holding Company and CFBank; Treasurer of the Holding Company

Mr. O’Dell is the President and CEO and a  Director of CFBank and the Holding Company.  Prior to joining CFBank in 2012, Mr. O’Dell owned and operated a consulting and business investment company specializing in providing advisory services to a number of privately held enterprises in construction, health care, real estate and professional services.  Mr. O’Dell previously spent 22 years at Fifth Third Bank, and was a senior executive with Fifth Third’s Central Ohio operations for 12 of those years, concluding his tenure serving as President and Chief Executive Officer. At Fifth Third’s Central Ohio Affiliate, Mr. O’Dell also served as Executive Vice President and senior lender and managed its commercial banking and residential, commercial real estate divisions.  Previously he managed the Asset Based Lending Division for Fifth Third Bank engaged in financing growth companies and acquisition financing.  During his tenure, Fifth Third’s Central Ohio division grew by $4 billion in deposits and $5 billion in loans from organic growth and through strategic acquisitions.  Mr. O’Dell currently serves on the Foundation and audit committees of National Church Residences, a senior living management and development entity, with 340 locations in 25 states.  He also has served on the board of the Columbus Chamber of Commerce and The Ohio State University Medical Center, and he was a founding investor in the Ohio TechAngel Venture Fund.  Mr. O'Dell holds a B.B.A. from Marshall University.

Mr. Helmsdoerfer has been the CFO of the Holding Company and CFBank since March 2013.  As a CPA with over 39 years of financial experience, which includes Big Four public accounting and 29 years as a CFO, he has a diverse finance and operations background in addition to his financial services background.  Prior to joining CFBank, Mr. Helmsdoerfer spent 18 years with Fifth Third Bank where he held positions as both a CFO and Regional CFO for the Central Ohio affiliate and region.   He also served as

CFO for Nationwide Bank and Wilmington Savings Bank during his career.   Mr. Helmsdoerfer holds a B.S.B.A degree from Miami University where he graduated cum laude.

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2019 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – DELINQUENT SECTION 16(a) REPORTS.”    Copies of Forms 3, 4 and 5 filed under section 16(a) of the Exchange Act are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

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

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2020 Proxy Statement, under the captions  “CORPORATE GOVERNANCE” and “AUDIT COMMITTEE MATTERS.”

Item  11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2020 Proxy Statement, under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “2019 COMPENSATION OF DIRECTORS.”

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2020 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2020 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-Equity  Compensation  Plan  Information,” and from our 2019 Annual Report, where the information appears under the caption “Note 15 – Stock-Based Compensation” therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2020 Proxy Statement, under the caption “CORPORATE GOVERNANCE–Certain Relationships and Related Transactions”  and “CORPORATE GOVERNANCE– Director  Independence.”

Item 14.    Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated by reference from our 2020 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

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

4.6	Agreement to furnish instruments defining rights of holders of long-term debt
10.1*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009)
10.2*

First Amendment to the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on April 11, 2013)

10.3*	Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Annex A to the registrant’s Definitive Proxy Statement filed with the Commission on April 26, 2019)
10.4*

Form of Incentive Stock Options Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.5*

Form of Non-Qualified Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.6*

Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.7*

Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.8*	Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan
10.9*	Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan
10.10*

Employment Agreement, dated April 22, 2019, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2019 (File No. 0-25045))

10.11*

Employment Agreement, dated April 22, 2019, by and among Central Federal Corporation, CFBank and John W. Helmsdoerfer (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Commission on April 26 2019 (File No. 0-25045))

10.12*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2019
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Chief Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Chief Financial Officer
101.1	Interactive Data File (XBRL)

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
Date: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 16, 2020
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 16, 2020
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 16, 2020
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 16, 2020
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 16, 2020
Edward W. Cochran

/s/ Robert H. Milbourne	Director	March 16, 2020
Robert H. Milbourne

/s/ David L. Royer	Director	March 16, 2020
David L. Royer

/s/ John T. Pietrzak	Director	March 16, 2020
John T. Pietrzak