Form 10-Q
period 2020-03-31
CENTRAL FEDERAL CORP
filed 2020-05-13
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes [  ]    No [X]

As of May 1, 2020, there were 5,316,573 shares of the registrant’s Common Stock outstanding.

CENTRAL FEDERAL CORPORATION

CENTRAL FEDERAL CORPORATION

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2020	2019

ASSETS
Cash and cash equivalents	$75,352	$45,879
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	11,390	8,174
Loans held for sale, at fair value	115,197	135,711
Loans and leases, net of allowance of $7,073 and $7,138	707,868	663,303
FHLB and FRB stock	4,510	4,008
Premises and equipment, net	4,040	3,991
Operating lease right-of-use assets	1,685	1,780
Bank owned life insurance	5,381	5,345
Accrued interest receivable and other assets	19,842	12,254
Total assets	$945,365	$880,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$104,322	$115,530
Interest bearing	644,183	630,793
Total deposits	748,505	746,323
FHLB advances and other debt	82,594	29,017
Advances by borrowers for taxes and insurance	636	929
Operating lease liabilities	1,856	1,960
Accrued interest payable and other liabilities	14,078	6,846
Subordinated debentures	14,815	14,806
Total liabilities	862,484	799,881

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909 (1);
shares issued: 5,377,160 at March 31, 2020 and 5,409,394 at December 31, 2019	54	54
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at March 31, 2020 and 0 at December 31, 2019	-	-
Series C Preferred stock, $0.01 par value; 12,607 shares authorized
and issued at March 31, 2020 and 12,337 shares authorized and issued at December 31, 2019	-	-
Additional paid-in capital	87,046	86,903
Accumulated deficit	(926)	(2,932)
Accumulated other comprehensive income	172	28
Treasury stock, at cost; 39,562 shares of common stock at March 31, 2020 and 32,940 shares of common stock at December 31, 2019	(3,465)	(3,389)
Total stockholders' equity	82,881	80,664
Total liabilities and stockholders' equity	$945,365	$880,545

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Interest and dividend income
Loans and leases, including fees	$9,752	$7,490
Securities	43	42
FHLB and FRB stock dividends	44	54
Federal funds sold and other	107	355
	9,946	7,941
Interest expense
Deposits	3,316	2,433
FHLB advances and other debt	260	151
Subordinated debentures	247	257
	3,823	2,841
Net interest income	6,123	5,100
Provision for loan and lease losses	-	-
Net interest income after provision for loan and lease losses	6,123	5,100

Noninterest income
Service charges on deposit accounts	151	124
Net gains on sales of loans	2,844	1,503
Swap fee income	393	-
Earnings on bank owned life insurance	36	34
Other	20	33
	3,444	1,694
Noninterest expense
Salaries and employee benefits	3,045	2,501
Occupancy and equipment	253	218
Data processing	447	316
Franchise and other taxes	179	106
Professional fees	1,005	288
Director fees	158	131
Postage, printing and supplies	58	67
Advertising and marketing	1,275	626
Telephone	54	45
Loan expenses	97	46
Foreclosed assets, net	-	(9)
Depreciation	86	71
FDIC premiums	157	152
Regulatory assessment	45	42
Other insurance	27	23
Other	158	71
	7,044	4,694
Income before incomes taxes	2,523	2,100
Income tax expense	517	419
Net income	2,006	1,681
Accretion of discount and value of warrants exercised related to Series B preferred stock	-	26
Earnings allocated to participating securities (Series C preferred stock)	(377)	-
Net income attributable to common stockholders	$1,629	$1,707

Earnings per common share:
Basic	$0.31	$0.39
Diluted	$0.30	$0.39

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2020	2019
Net income	$2,006	$1,681
Other comprehensive income:
Unrealized holding gains arising during the period related to securities available for sale, net of tax of $38 and $10	144	35
Other comprehensive income, net of tax	144	35
Comprehensive income	$2,150	$1,716

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

					Accumulated
		Series C	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended March 31, 2020	Stock	Stock	Capital	Deficit	Income	Stock	Equity
Balance at January 1, 2020	$54	$-	$86,903	$(2,932)	$28	$(3,389)	$80,664
Net income				2,006			2,006
Other comprehensive income					144		144
Restricted stock expense, net of forfeitures			143				143
Acquisition of 1,869 treasury shares surrendered upon vesting for restricted stock for payment of taxes						(27)	(27)
Purchase of 4,753 treasury shares						(49)	(49)
Balance at March 31, 2020	$54	$-	$87,046	$(926)	$172	$(3,465)	$82,881

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended March 31, 2019	Stock	Capital	Deficit	Loss	Stock	Equity
Balance at January 1, 2019	$44	$61,706	$(12,752)	$(73)	$(3,366)	$45,559
Net income			1,681			1,681
Other comprehensive loss				35		35
Issuance of 33,788 stock based incentive plan shares, net of forfeitures	-	-				-
Restricted stock expense, net of forfeitures		116				116
Exercise of warrants to common stock	-	243				243
Accretion of discount on warrants		(26)	26			-
Balance at March 31, 2019	$44	$62,039	$(11,045)	$(38)	$(3,366)	$47,634

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2020	2019
Net Income	$2,006	$1,681
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	-	-
Depreciation	86	71
Amortization, net	(159)	(44)
Deferred income tax (benefit)	(38)	(8)
Originations of loans held for sale	(342,138)	(81,876)
Proceeds from sale of loans held for sale	377,294	73,502
Net gains on sales of loans	(2,844)	(1,503)
Gain on sale of foreclosed assets	-	(12)
Earnings on bank owned life insurance	(36)	(34)
Stock-based compensation expense	143	116
Net change in:
Accrued interest receivable and other assets	(6,588)	(991)
Operating lease right-of-use asset	95	127
Operating lease right-of-use liability	(104)	(107)
Accrued interest payable and other liabilities	7,232	712
Net cash from (used by) operating activities	34,949	(8,366)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,518	1,017
Purchases	(5,552)	-
Loan and lease originations and payments, net	(42,993)	(15,383)
Proceeds from the sale of loans	-	886
Additions to premises and equipment	(135)	(82)
Purchase of FRB Stock	(502)	(340)
Purchase of other investments	(1,000)	-
Return of investment-joint ventures	-	50
Proceeds from the sale of foreclosed assets	-	50
Net cash used by investing activities	(47,664)	(13,802)
Cash flows from financing activities:
Net change in deposits	2,182	52,043
Proceeds from FHLB advances and other debt	122,400	-
Repayments on FHLB advances and other debt	(82,025)	(1,000)
Net change in advances by borrowers for taxes and insurance	(293)	(429)
Exercise of warrants to common stock	-	243
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(27)	-
Purchase of treasury shares	(49)	-
Net cash from financing activities	42,188	50,857
Net change in cash and cash equivalents	29,473	28,689
Beginning cash and cash equivalents	45,879	67,304
Ending cash and cash equivalents	$75,352	$95,993

Supplemental cash flow information:
Interest paid	$3,624	$2,628
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	1,404	657
Transfer of other liability to operating lease right-of-use asset	-	184
Initial recognition of operating right-of-use lease asset	-	2,368
Initial recognition of operating right-of-use lease liability	-	2,368
Loans held for sale funded with other debt, net of repayments	13,202	-

See accompanying notes to consolidated financial statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three months ended March 31, 2020 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2019  Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2019 (referred to herein as the “2019 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

(Dollars in thousands, except per share data)

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

All substandard loans within the commercial, multi-family residential and commercial real estate segments, regardless of size, and loans of all other classes with balances over $250 are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Historic Tax Credits:  In June 2019, the Company made an equity investment as a non-managing member in an entity that is expected to receive historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code.  The Company expects to receive a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time.  The HTC investment is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets.  The Company’s recorded investment in this entity was $894 at March 31, 2020 and December 31, 2019.  The maximum exposure to loss related to these investments was $894 at March 31, 2020, representing the Company’s investment balance.

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

	Three months ended
	March 31,
	2020	2019
	(unaudited)
Basic
Net income	$2,006	$1,681
Accretion of discount and value of warrants exercised related to Series B preferred stock (1)	-	26
Earnings allocated to participating securities (Series C preferred stock)	(377)	-
Net income allocated to common stockholders	$1,629	$1,707

Weighted average common shares outstanding including unvested share-based payment awards	5,373,897	4,355,748
Less: Unvested share-based payment awards-2019 Plan	(39,950)	-
Average shares	5,333,947	4,355,748
Basic earnings per common share	$0.31	$0.39

Diluted
Net earnings allocated to common stockholders	$1,629	$1,707
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-
Net earnings allocated to common stockholders	$1,629	$1,707

Weighted average common shares outstanding for basic earnings per common share	5,333,947	4,355,748
Add: Dilutive effects of assumed exercises of stock options	26,421	39,073
Add: Dilutive effects of assumed exercises of stock warrants	-	22,954
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	39,950	-
Average shares and dilutive potential common shares	5,400,318	4,417,775
Diluted earnings per common share	$0.30	$0.39

(1)	All outstanding warrants expired on July 15, 2019.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended March 31,
	2020	2019
	(unaudited)
Stock options	451	483

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company is implementing a transition plan to identify and modify its loans and other financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company is assessing ASU 2020-04 and its impact on the Company's transition away from LIBOR for its loan and other financial instruments.

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

(Dollars in thousands, except per share data)

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March 31, 2020 and December 31, 2019 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,037	$213	$-	$11,250
Mortgage-backed securities - residential	116	5	-	121
Collateralized mortgage obligations	19	-	-	19
Total	$11,172	$218	$-	$11,390

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$7,986	$32	$1	$8,017
Mortgage-backed securities - residential	126	4	-	130
Collateralized mortgage obligations	27	-	-	27
Total	$8,139	$36	$1	$8,174

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2020 or March 31, 2019.

There were no sales of securities for the three months ended March 31, 2020 and 2019.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at March 31, 2020 and December 31, 2019 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2020		December 31, 2019
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$4,500	$4,546	$5,001	$5,000
Due from one to five years	6,537	6,704	2,985	3,017
Mortgage-backed securities - residential	116	121	126	130
Collateralized mortgage obligations	19	19	27	27
Total	$11,172	$11,390	$8,139	$8,174

Fair value of securities pledged as collateral was as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Pledged as collateral for:
FHLB advances	$2,598	$3,074
Public deposits	2,565	2,015
Mortgage banking derivatives	3,054	1,500
Interest-rate swaps	70	77
Total	$8,287	$6,666

At March 31, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

There were no unrealized losses at March 31, 2020.

The following table summarizes securities with unrealized losses at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

December 31, 2019	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury (1)	$499	$-	$2,501	$1	$3,000	$1
Total temporarily impaired	$499	$-	$2,501	$1	$3,000	$1

(1)	Unrealized loss is less than $1 resulting in rounding to zero.

The unrealized losses in U.S. Treasuries at December 31, 2019 are related to multiple securities.  Because the decline in fair value is attributable to changes in market conditions, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2019.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	March 31, 2020	December 31, 2019
	(unaudited)
Commercial (1)	$194,585	$170,646
Real estate:
Single-family residential	122,758	120,256
Multi-family residential	54,424	39,229
Commercial	266,129	247,543
Construction	52,258	67,652
Consumer:
Home equity lines of credit	20,887	20,941
Other	3,900	4,174
Subtotal	714,941	670,441
Less: ALLL	(7,073)	(7,138)
Loans and leases, net	$707,868	$663,303

(1)	Includes $4,619 and $4,779 of commercial leases at March 31, 2020 and December 31, 2019, respectively.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At March 31, 2020 and December 31, 2019, CFBank held $19,799 and $26,046, respectively, of such loans which have been included in single-family residential loan totals above.

Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan and lease losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2019 Audited Financial Statements.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2020:

	Three months ended March 31, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138
Addition to (reduction in) provision for loan losses	120	(45)	65	70	(185)	(20)	(5)	-
Charge-offs	(71)	-	-	-	-	-	-	(71)
Recoveries	-	2	-	-	-	4	-	6
Ending balance	$2,103	$905	$512	$2,674	$574	$249	$56	$7,073

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2019:

	Three months ended March 31, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,819	$1,061	$612	$2,274	$739	$410	$97	$7,012
Addition to (reduction in) provision for loan losses	-	-	10	25	20	(45)	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	2	-	-	-	10	-	12
Ending balance	$1,819	$1,063	$622	$2,299	$759	$375	$87	$7,024

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of March 31, 2020 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$1	$-	$20	$-	$-	$-	$21
Collectively evaluated for impairment	2,103	904	512	2,654	574	249	56	7,052
Total ending allowance balance	$2,103	$905	$512	$2,674	$574	$249	$56	$7,073

Loans:
Individually evaluated for impairment	$121	$106	$-	$2,736	$-	$-	$-	$2,963
Collectively evaluated for impairment	194,464	122,652	54,424	263,393	52,258	20,887	3,900	711,978
Total ending loan balance	$194,585	$122,758	$54,424	$266,129	$52,258	$20,887	$3,900	$714,941

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2019:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1	$1	$-	$33	$-	$-	$-	$35
Collectively evaluated for impairment	2,053	947	447	2,571	759	265	61	7,103
Total ending allowance balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138

Loans:
Individually evaluated for impairment	$85	$107	$-	$4,420	$-	$-	$-	$4,612
Collectively evaluated for impairment	170,561	120,149	39,229	243,123	67,652	20,941	4,174	665,829
Total ending loan balance	$170,646	$120,256	$39,229	$247,543	$67,652	$20,941	$4,174	$670,441

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended March 31, 2020.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2020.  Cash payments of interest on these loans during the three months ended March 31, 2020 totaled $42.

				Three months ended
	As of March 31, 2020			March 31, 2020
	(unaudited)			(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	121	121	-	144	2
Real estate:
Single-family residential	106	106	1	106	1
Commercial:
Non-owner occupied	2,736	2,736	20	2,734	38
Total with an allowance recorded	2,963	2,963	21	2,984	41
Total	$2,963	$2,963	$21	$2,984	$41
(1)	Allowance recorded is less than $1 resulting in rounding to zero.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2019.  Cash payments of interest during the three months ended March 31, 2019 totaled $46.

				Three months ended
	As of December 31, 2019			March 31, 2019
				(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$-	$-
Real estate:
Commercial:
Owner occupied	-	-	-	123	5
Total with no allowance recorded	-	-	-	123	5

With an allowance recorded:
Commercial	85	85	1	98	-
Real estate:
Single-family residential	107	107	1	110	1
Commercial:
Non-owner occupied	4,420	4,420	33	3,381	38
Total with an allowance recorded	4,612	4,612	35	3,589	39
Total	$4,612	$4,612	$35	$3,712	$44

The following table presents the recorded investment in nonperforming loans by class of loans:

	March 31, 2020	December 31, 2019
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	40	85
Real estate:
Single-family residential	544	550
Commercial:
Non-owner occupied	-	1,689
Consumer:
Home equity lines of credit:
Originated for portfolio	35	36
Purchased for portfolio	77	79
Other consumer	-	-
Total nonaccrual	696	2,439
Total nonaccrual and nonperforming loans	$696	$2,439

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at March 31, 2020 or December 31, 2019.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2020 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$40	$-	$40	$194,545	$40
Real estate:
Single-family residential	1,748	303	426	2,477	120,281	118
Multi-family residential	-	-	-	-	54,424	-
Commercial:
Non-owner occupied	-	-	-	-	143,583	-
Owner occupied	-	-	-	-	94,457	-
Land	-	-	-	-	28,089	-
Construction	-	-	-	-	52,258	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	136	22	158	20,527	13
Purchased for portfolio	-	-	-	-	202	77
Other	-	-	-	-	3,900	-
Total	$1,748	$479	$448	$2,675	$712,266	$248

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2019:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$71	$-	$71	$170,575	$85
Real estate:
Single-family residential	2,453	261	426	3,140	117,116	124
Multi-family residential	-	-	-	-	39,229	-
Commercial:
Non-owner occupied	-	-	1,689	1,689	138,762	-
Owner occupied	-	-	-	-	81,871	-
Land	-	-	-	-	25,221	-
Construction	304	-	-	304	67,348	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	22	22	20,713	14
Purchased for portfolio	-	-	-	-	206	79
Other	-	-	-	-	4,174	-
Total	$2,757	$332	$2,137	$5,226	$665,215	$302

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of March 31, 2020 and December 31, 2019, TDRs totaled $2,924  and $2,923, respectively.  The Company allocated $21 and $22 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2020 and December 31, 2019, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2020 or December 31, 2019 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2020 and March 31, 2019,  there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended March 31, 2020 and March 31, 2019.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the quarters ended March 31, 2020 and 2019 that did not meet the definition of a TDR. These loans had a total recorded investment of $17,295 and $5,183  as of March 31, 2020 and 2019, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2020 there were no nonaccrual TDR’s and at December 31, 2019, nonaccrual TDRs were as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Commercial	$-	$85
Total	$-	$85

Nonaccrual loans at March 31, 2020 and December 31, 2019 do not include $2,924  and $2,838, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

(Dollars in thousands, except per share data)

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

The recorded investment in loans and leases by risk category and by class of loans and leases as of March 31, 2020 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at March 31, 2020.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$192,691	$1,269	$625	$194,585
Real estate:
Single-family residential	122,214	-	-	544	122,758
Multi-family residential	-	54,277	-	147	54,424
Commercial:
Non-owner occupied	64	140,783	-	2,736	143,583
Owner occupied	-	91,491	2,057	909	94,457
Land	-	28,089	-	-	28,089
Construction	2,514	49,744	-	-	52,258
Consumer:
Home equity lines of credit:
Originated for portfolio	20,632	-	-	53	20,685
Purchased for portfolio	125	-	-	77	202
Other	3,900	-	-	-	3,900
	$149,449	$557,075	$3,326	$5,091	$714,941

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2019 follows.  There were no loans or leases rated doubtful at December 31, 2019.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$168,617	$1,424	$605	$170,646
Real estate:
Single-family residential	119,707	-	-	549	120,256
Multi-family residential	-	39,081	-	148	39,229
Commercial:
Non-owner occupied	67	134,466	1,498	4,420	140,451
Owner occupied	-	79,773	2,098	-	81,871
Land	-	25,221	-	-	25,221
Construction	1,855	65,797	-	-	67,652
Consumer:
Home equity lines of credit:
Originated for portfolio	20,681	-	-	54	20,735
Purchased for portfolio	127	-	-	79	206
Other	4,174	-	-	-	4,174
	$146,611	$512,955	$5,020	$5,855	$670,441

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Leases:

The following lists the components of the net investment in direct financing leases (1):

	March 31, 2020	December 31, 2019
	(unaudited)
Total minimum lease payments to be received	$5,054	$5,252
Less: unearned income	(435)	(473)
Net investment in direct financing leases	$4,619	$4,779

(1)	There were no initial direct costs associated with these leases.

The following summarizes the future minimum lease payments receivable in fiscal year 2020 and in subsequent fiscal years:

2020	$595
2021	793
2022	793
2023	1,563
2024	1,310
$5,054

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  At March 31, 2020, the weighted-average remaining lease term for the Company’s operating leases was 4.0 years and the weighted-average discount rate was 6.57%.

The Company’s operating lease costs were $95 for the three months ended March 31, 2020 and $127 for the three months ended March 31, 2019.  The variable lease costs totaled $60 for the three months ended March 31, 2020 and $31 for the three months ended March 31, 2019. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Future minimum operating lease payments as of March 31, 2020 are as follows:

2020, excluding the quarter ended March 31, 2020	$409
2021	548
2022	536
2023	377
2024	250
Total future minimum rental commitments	2,120
Less - amounts representing interest	(264)
Total operating lease liabilities	$1,856

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

(Dollars in thousands, except per share data)

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2020 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$11,250
Mortgage-backed securities - residential	121
Collateralized mortgage obligations	19
Total securities available for sale	$11,390
Loans held for sale	$115,197
Yield maintenance provisions (embedded derivatives)	$1,823
Interest rate lock commitments	$7,308
Financial Liabilities:
Interest-rate swaps	$1,823
TBA Mortgage-back securities	$5,132

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair Value Measurements at December 31, 2019 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,017
Mortgage-backed securities - residential	130
Collateralized mortgage obligations	27
Total securities available for sale	$8,174
Loans held for sale	$135,711
Yield maintenance provisions (embedded derivatives)	$12
Interest rate lock commitments	$3,104
Financial Liabilities:
Interest-rate swaps	$12
TBA Mortgage-backed securities	$350

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2020 or December 31, 2019.  There were no transfers of assets or liabilities measured at fair value between levels during the three-month periods ended March 31, 2020 and December 31, 2019.

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2020.  Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

Fair Value Measurements at December 31, 2019 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$84
Real Estate:
Single-family residential	106
Commercial:
Non-owner occupied	4,387
Total impaired loans	$4,577

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2020 or December 31, 2019.

There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2020 or 2019.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,612, with a valuation allowance of $35 at December 31, 2019.

During the three months ended March 31, 2020, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2020.  The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$84	Comparable sales approach	Adjustment for differences between the comparable market transactions	2.06%
Real estate:
Single -family residential	106	Comparable sales approach	Adjustment for differences between the comparable market transactions	3.61%
Commercial:
Non-owner occupied	4,387	Comparable sales approach	Adjustment for differences between the comparable market transactions	(-2.58%, 14.00%) 2.44%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2020 or December 31, 2019.

As of March 31, 2020 and December 31, 2019, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Aggregate fair value	$115,197	$135,711
Contractual balance	112,244	133,993
Gain (loss)	$2,953	$1,718

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2020 and 2019 for loans held for sale were:

	Three months ended March 31,
	2020	2019
	(unaudited)
Interest income	$1,197	$214
Interest expense	-	-
Change in fair value	1,235	261
Total change in fair value	$2,432	$475

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at March 31, 2020 were as follows:

	Fair Value Measurements at March 31, 2020 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$75,352	$75,352	$-	$-	$75,352
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	11,390	-	11,390	-	11,390
Loans held for sale	115,197	-	115,197	-	115,197
Loans and leases, net	707,868	-	-	718,605	718,605
FHLB and FRB stock	4,510	n/a	n/a	n/a	n/a
Accrued interest receivable	3,201	7	83	3,111	3,201
Yield maintenance provisions (embedded derivatives)	1,823	-	1,823	-	1,823
Interest rate lock commitments	7,308	-	7,308	-	7,308

Financial liabilities
Deposits	$(748,505)	$(371,076)	$(385,575)	$-	$(756,651)
FHLB advances and other borrowings	(82,594)	-	(84,057)	-	(84,057)
Advances by borrowers for taxes and insurance	(636)	-	-	(636)	(636)
Subordinated debentures	(14,815)	-	(13,938)	-	(13,938)
Accrued interest payable	(407)	-	(407)	-	(407)
Interest-rate swaps	(1,823)	-	(1,823)	-	(1,823)
TBA mortgage-back securities	(5,132)	-	(5,132)	-	(5,132)

The carrying amounts and estimated fair values of financial instruments at December 31, 2019 were as follows:

	Fair Value Measurements at December 31, 2019 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$45,879	$45,879	$-	$-	$45,879
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,174	-	8,174	-	8,174
Loans held for sale	135,711	-	135,711	-	135,711
Loans and leases, net	663,303	-	-	664,152	664,152
FHLB and FRB stock	4,008	n/a	n/a	n/a	n/a
Accrued interest receivable	2,749	25	40	2,684	2,749
Yield maintenance provisions (embedded derivatives)	12	-	12	-	12
Interest rate lock commitments	3,104	-	3,104	-	3,104

Financial liabilities
Deposits	$(746,323)	$(382,173)	$(367,375)	$-	$(749,548)
FHLB advances and other borrowings	(29,017)	-	(29,669)	-	(29,669)
Advances by borrowers for taxes and insurance	(929)	-	-	(929)	(929)
Subordinated debentures	(14,806)	-	(15,940)	-	(15,940)
Accrued interest payable	(208)	-	(208)	-	(208)
Interest-rate swaps	(12)	-	(12)	-	(12)
TBA mortgage-backed securities	(350)	-	(350)	-	(350)

The methods and assumptions, not previously presented, used to estimate fair values are described below.

Cash and Cash Equivalents and Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

Fair values of loans and leases as of March 31, 2020, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

FHLB Advances and Other Debt

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 4.22% at March 31, 2020 and 4.81% at December 31, 2019.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter.  After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.  At March 31, 2020, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,660.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2020	December 31, 2019
FHLB fixed rate advances:
Maturities:
2020	1.98%	$4,500	$4,500
2021	1.63%	7,500	4,000
2022	1.16%	10,000	1,500
2023	0.92%	3,500	-
2024	1.90%	6,500	6,500
Total FHLB fixed rate advances		32,000	16,500

Variable rate other debt:
FRB primary credit line	0.25%	15,000	-
Commercial line of credit	1.10%	5,000	-
Holding Company credit facility	5.50%	9,875	5,000
Warehouse facility	4.00%	20,719	7,517
Total variable rate other debt		50,594	12,517
Total		$82,594	$29,017

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company had an existing credit facility with a third-party bank which was modified to a $10,000 revolving line-of-credit in December 2018.  In December 2019, the $5,000 outstanding balance on the existing line-of-credit was converted to a $5,000 term loan with an additional $10,000 revolving line-of-credit.  The new term loan requires quarterly principal payments of $125 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of March 31, 2020, the Company had an outstanding balance of $4,875 on the term loan and  a $5,000 outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5,000 and no outstanding balance on the credit facility.

At March 31, 2020, CFBank had $8,000 of availability in an unused line of credit at a commercial bank.  There were no outstanding borrowings on this line at March 31, 2020 and December 31, 2019.  During the third quarter of 2019, CFBank added an additional $15,000 line of credit at another commercial bank.  There was $5,000 in outstanding borrowings on this line of credit at March 31, 2020 and no outstanding borrowings at December 31, 2019. Interest on these lines accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

During the quarter ended March 31, 2020, the Bank took out a $15,000 short-term advance on the FRB line of credit in anticipation of certain funding needs at quarter end, related to loan demand and potential increases in loans held for sale, which remained outstanding at March 31, 2020.

During the fourth quarter of 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  This warehouse facility had an outstanding balance of $20,719 at March 31, 2020 and an outstanding balance of $7,517 at December 31, 2019.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future.  Total compensation cost that has been charged against income for those Plans totaled $143  and $116, respectively, for the three months ended March 31, 2020 and March 31, 2019.  The total income tax effect was $30 and $24, respectively, for the three months ended March 31, 2020 and March 31, 2019.

The Plans are all stockholder-approved plans and authorize stock option grants and restricted stock awards to be made to directors, officers and employees. The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the Company’s 2003 equity compensation plan (the “2003 Plan”) and provided for 36,363 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727.  The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units.

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

There were no options granted or exercised during the three months ended March 31, 2020 and March 31, 2019.

A summary of stock option activity in the Plans for the three months ended March 31, 2020 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	95,438	$7.64
Expired	-	-
Cancelled or forfeited	-	-
Outstanding at end of period	95,438	$7.64	3.2	$278

Exercisable at end of period	95,438	$7.64	3.2	$278

During the three months ended March 31, 2020 and 2019, there were no stock options canceled, forfeited or expired. As of March 31, 2020, all stock options granted under the Plans were vested.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were no shares of restricted stock granted under the Plan during the three months ended March 31, 2020.  There were 33,788 shares of restricted stock granted during the three months ended March 31, 2019.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2020 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	102,916	$13.11
Granted	-	-
Vested	(10,096)	12.81
Forfeited	(5,234)	12.81
Nonvested at March 31, 2020	87,586	$13.16

As of March 31, 2020 and 2019, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,012 and $1,125, respectively.

There were  5,234 shares of restricted stock forfeited during the three month period ended March 31, 2020.  There were 393 shares of restricted stock forfeited during the three months ended March 31, 2019.  There were 10,096 shares of restricted stock that vested during the three months ended March 31, 2020 and no shares of restricted stock that vested during the three months ended March 31, 2019.

The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.  There were 269,690 shares remaining available for awards of stock option grants, stock appreciation rights, restricted stock awards or restricted stock units under the 2019 Plan at March 31, 2020.

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

(Dollars in thousands, except per share data)

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

The following tables present actual and required capital ratios as of March 31, 2020 and December 31, 2019 for CFBank under the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total Capital to risk weighted assets	$102,688	13.23%	$81,524	10.50%	$77,642	10.00%
Tier 1 (Core) Capital to risk weighted assets	95,418	12.29%	65,995	8.50%	62,113	8.00%
Common equity tier 1 capital to risk-weighted assets	95,418	12.29%	54,349	7.00%	50,467	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	95,418	10.68%	35,754	4.00%	44,692	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital to risk weighted assets	$95,164	12.96%	$77,097	10.50%	$73,425	10.00%
Tier 1 (Core) Capital to risk weighted assets	87,857	11.97%	62,412	8.50%	58,740	8.00%
Common equity tier 1 capital to risk-weighted assets	87,857	11.97%	51,398	7.00%	47,726	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	87,857	10.58%	33,221	4.00%	41,526	5.00%

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Dividend Restrictions:

Banking regulations require us to maintain certain capital levels and may limit the dividends paid by CFBank to the Holding Company or by the Holding Company to stockholders.  The ability of the Holding Company to pay dividends on its stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company.  The Holding Company also is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, under the terms of the Holding Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.

Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 12-Income Taxes.

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $31,580 at March 31, 2020 and $12,039 at December 31, 2019.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2020, CFBank had $1,551 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards.  As of March 31, 2020, CFBank was well-capitalized under regulatory capital standards.

Summary information about the derivative instruments is as follows:

	March 31, 2020	December 31, 2019
	(unaudited)
Notional amount	$31,580	$12,039
Weighted average pay rate on interest-rate swaps	4.36%	4.66%
Weighted average receive rate on interest-rate swaps	4.32%	4.63%
Weighted average maturity (years)	8.4	7.3
Fair value of interest-rate swaps	$(1,823)	$(12)
Fair value of yield maintenance provisions	1,823	12

As of March 31, 2020, CFBank has minimum collateral posting thresholds with certain of its interest-rate swap counterparties and has posted cash collateral of $1,500.

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2020 or 2019.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $399,584 and $297,454 of interest rate lock commitments related to residential mortgage loans at March 31, 2020 and December 31, 2019, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $7,308 and $3,104 at March 31, 2020 and December 31, 2019, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $242,000 and $225,500  of TBA mortgage-backed securities at March 31, 2010 and December 31, 2019, respectively.  The fair value of these TBA mortgage-backed securities was ($5,132) and ($350) at March 31, 2020 and December 31, 2019, respectively, which is included in other liabilities on the consolidated balance sheet.  The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	March 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$399,584	$7,308	$297,454	$3,104
TBA mortgage-back securities	242,000	(5,132)	225,500	(350)

As of March 31, 2020, CFBank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $936.

The following table represents the revenue recognized on mortgage activities for the three months ended March 31, 2020 and 2019 (unaudited):

	Three months ended
	March 31,
	2020	2019
Gain on loans sold	$5,582	$1,232
Gain (loss) from change in fair value of loans held-for-sale	1,235	261
Gain (loss) from change in fair value of derivatives	(3,973)	(41)
	$2,844	$1,452

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 12 – INCOME TAXES

At March 31, 2020, the Company had a deferred tax asset recorded in the amount of approximately $1,600.  At December 31, 2019, the Company had a deferred tax asset recorded of approximately $1,700.  At March 31, 2020 and December 31, 2019, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2016.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2020 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At March 31, 2020, the Company had net operating loss carryforwards of $22,579, which expire at various dates from 2024 to 2033. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2019.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance and other miscellaneous items.  The effective tax rate for the three months ended March 31, 2020 and March 31, 2019 was approximately 20.5% and 20.0%, respectively, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2020 and 2019:

	For the three months ended March 31,
	2020	2019
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.2%	(0.1%)
Tax exempt income on bank owned life insurance	(0.3%)	(0.3%)
Low income housing credits	(1.1%)	(0.7%)
Other, net	0.7%	0.1%
Effective tax rate	20.5%	20.0%

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended
	March 31,
	2020	2019
	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$28	$(73)
Other comprehensive income before reclassifications (2)	144	35
Net current-period other comprehensive income	144	35
Accumulated other comprehensive income (loss), end of period	$172	$(38)

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2020 and 2019.

NOTE 14 - PREFERRED STOCK

Series B Preferred Stock:

Commencing in April 2014, the Company conducted a private placement of up to 480,000 shares of its 6.25% Non-Cumulative Convertible Perpetual Preferred Stock, Series B (“Series B Preferred Stock”) for an offering price of $25.00 per share (the “2014 Private Placement”).  Pursuant to the Private Placement, the Company sold an aggregate of 480,000 shares of Series B Preferred Stock on May 12, 2014 and July 15, 2014, for an aggregate offering price of $12,000.  After payment of approximately $482 in placement fees and approximately $149 of other offering expenses, the Company’s net proceeds from its sale of the 480,000 shares of Series B Preferred Stock in the Private Placement were approximately $11,369.

For each share of Series B Preferred Stock sold in the Private Placement, the Company also issued, at no additional charge, a Warrant to purchase common stock of the Company.  See Note 15-Common Stock Warrants for additional information.

Conversion of Series B Preferred Stock to Common Stock:

On September 29, 2017, the Company announced the conversion of its Series B Preferred Stock into shares of Common Stock of the Company.  The conversion was effective October 6, 2017, and resulted in the conversion of all 480,000 of the Company’s issued and outstanding shares of Series B Preferred Stock into approximately 6,857,143 shares of Common Stock (prior to the 1-for-5.5 reverse stock split effective August 20, 2018), or approximately 1,246,753 shares of Common Stock (on a post-reverse-split basis).

The conversion of the Series B Preferred Stock resulted in the elimination of the non-cumulative preferred dividend payments on the Series B Preferred Stock in the aggregate amount of approximately $188 quarterly  ($750 annually) beginning with the 4th quarter of 2017.

Series C Preferred Stock:

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

CENTRAL FEDERAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

previously converted into shares of Non-Voting Common Stock, into 100 shares of the Company’s common stock upon transfer of such shares of Series C Preferred Stock to a non-affiliate of the holder in specified permitted transactions.

On March 30, 2020, the Company entered into an Exchange Agreement providing for the exchange of 27,000 of the shares of common stock purchased in the private placement for 270 additional shares of Series C Preferred Stock (at the Series C Preferred Stock’s current conversion ratio of 100 shares of common stock for each share of Series C Preferred Stock).  The exchange of common stock for Series C Preferred Stock was effected in order to accommodate and facilitate the Company’s stock repurchase program announced on March 13, 2020.  The exchange resulted in an increase in the number of outstanding shares of Series C Preferred Stock from 12,337 to 12,607.

NOTE 15 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the 2014 Private Placement, the Company also issued, at no additional charge, a Warrant to purchase shares of common stock of the Company.  Warrants to purchase an aggregate of 1,152,125 shares of common stock (or 209,477 shares on a post-reverse-split basis) were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants were exercisable for a period of approximately five (5) years expiring on July 15, 2019, at an exercise price of $10.18 (on a post-reverse-split basis) per share of common stock.  As of March 31, 2020,  there were no Warrants as all of the unexercised Warrants expired on July 15, 2019.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of Central Federal Corporation (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A.  Risk Factors” of Part I of our Form 10-K filed with SEC for the year ended December 31, 2019, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

Financial Condition

General.  Assets totaled $945.4 million at March 31, 2020 and increased $64.9 million, or 7.4%, from $880.5 million at December 31, 2019.  The increase was primarily due to a $44.6 million increase in net loan balances, and a $29.5 million increase in cash and cash equivalents, partially offset by a $20.5 million decrease in loans held for sale.

Cash and cash equivalents.  Cash and cash equivalents totaled $75.4 million at March 31, 2020, and increased $29.5 million, or 64.2%, from $45.9 million at December 31, 2019.  The increase in cash and cash equivalents was primarily attributed to an increase in FHLB advances and other borrowings, coupled with a decrease in loans held for sale.

Securities.  Securities available for sale totaled $11.4 million at March 31, 2020, and increased $3.2 million, or 39.3%, compared to $8.2 million at December 31, 2019.  The increase was due to security purchases, partially offset by principal maturities.

Loans held for sale.    Loans held for sale totaled $115.2 million at March 31, 2020 and decreased $20.5 million, or 15.1%, from $135.7 million at December 31, 2019.  The decrease was due to the timing of loan sales and purchases by investors.

Loans and Leases.    Net loans and leases totaled $707.9 million at March 31, 2020, and increased $44.6 million, or 6.7%, from $663.3 million at December 31, 2019.  The increase was primarily due to a $23.9 million increase in commercial loan balances, an $18.6 million increase in commercial real estate loan balances, and a $15.2 million increase in multi-family loan balances, partially offset by a $15.4 million decrease in construction loan balances.  The increases in the aforementioned loan balances were primarily due to increased sales activity and new relationships.  The decrease in construction loan balances was primarily due to the completion of construction projects.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three months ended March 31, 2020, loan origination activity totaled $102.2 million and payoffs for the same period totaled $108.4 million, respectively.  At March 31, 2020 and December 31, 2019, CFBank held $19.8 million and $26.0 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).    The allowance for loan and lease losses totaled $7.1 million at March 31, 2020, and decreased $65,000, or 0.9%, from $7.1 million at December 31, 2019.  The decrease in the ALLL is due to net charge-offs during the quarter ended March 31, 2020.  The ratio of the ALLL to total loans was 0.99% at March 31, 2020, compared to 1.06% at December 31, 2019.

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

Individually evaluated impaired loans totaled $3.0 million at March 31, 2020, and decreased $1.6 million, or 35.8%, from  $4.6 million at December 31, 2019.  The decrease was primarily due to a payoff of a commercial real estate loan during the first quarter. The amount of the ALLL specifically allocated to individually impaired loans totaled $21,000 at March 31, 2020 and $35,000 at December 31, 2019.  The decrease in the ALLL specifically allocated to impaired loans was primarily due to the payoff of a commercial real estate loan and management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $696,000 at March 31, 2020, and decreased $1.7 million from $2.4 million at December 31, 2019.  The decrease was primarily due to a payoff of a commercial real estate loan during the first quarter.  The ratio of nonperforming loans to total loans was 0.10% at March 31, 2020 compared to 0.36% at December 31, 2019.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $0 at March 31, 2020 and $85,000 at December 31, 2019.  The decrease in TDRs included in nonaccrual loans was primarily due to a commercial loan that was returned to accrual status during the first quarter.

Nonaccrual loans at March 31, 2020 and December 31, 2019 do not include $2.9 million and $2.8 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $2.5 million, or 22.6%, during the three months ended March 31, 2020 primarily due to loan payoffs.  Loans designated as special mention decreased $1.7 million, or 33.7%, and totaled $3.3 million at March 31, 2020, compared to $5.0 million at December 31, 2019.  Loans classified as substandard decreased $764,000,  or 13.0%, and totaled $5.1 million at March 31, 2020, compared to $5.9 million at December 31, 2019.  No loans were classified as doubtful at March 31, 2020 and December 31, 2019.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $2.5 million and totaled $2.7 million at March 31, 2020, compared to $5.2 million at December 31, 2019.  Past due loans totaled 0.4% of the loan portfolio at March 31, 2020, compared to 0.8% at December 31, 2019.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $78.5 million, or 40.4%, of CFBank’s commercial portfolio at March 31, 2020, compared to $82.5 million, or 48.4%, at December 31, 2019.  Interest only home equity lines of credit totaled $18.6 million, or 89.1%, of the total home equity lines of credit at March 31, 2020 compared to $19.4 million, or 92.7%, at December 31, 2019.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31, 2020; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   There were no foreclosed assets at March 31, 2020 and at December 31, 2019.  The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.    Deposits totaled $748.5 million at March 31, 2020, an increase of $2.2 million, or 0.3%, from $746.3 million at December 31, 2019.   The increase is due to a $13.4 million increase in interest-bearing deposit accounts, partially offset by a $11.2 million decrease in noninterest-bearing account balances.  Interest-bearing deposit accounts increased to $644.2 million at March 31, 2020, from $630.8 million at December 31, 2019.  The increase in interest-bearing accounts is primarily attributed to a $13.3 million increase in certificate of deposit account balances, partially offset by a $1.3 million decrease in money market account balances. The increase in certificate of deposit account balances was due to increases in retail and listing service certificates of deposits, partially offset by a decrease in brokered certificates of deposit.  The certificate of deposit and savings account balances were primarily due to increases in customer relationships and balances from on-going sales and marketing activities. The decrease in noninterest-bearing checking account balances was due to the timing of certain large customer transactions.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $110.8 million at March 31, 2020, and decreased $14.1 million, or 11.3% from $124.9 million at December 31, 2019.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $28.9 million at March 31, 2020 and increased $866,000, or 3.1%, from $28.0 million at December 31, 2019.

FHLB advances and other debt.    FHLB advances and other debt totaled $82.6 million at March 31, 2020 and increased $53.6 million, or 184.6%, compared to $29.0 million at December 31, 2019.  The Holding Company had an existing credit facility with a third-party bank which was modified to a $10.0 million revolving line-of-credit in December 2018.  In December 2019, the $5.0 million outstanding balance on the existing line-of-credit was converted to a $5.0 million term loan with an additional $10.0 million revolving line-of-credit.  The new term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of March 31, 2020, the Company had an outstanding balance of $4.9 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5.0 million and no outstanding balance on the credit facility.

At March 31, 2020, CFBank had $8.0 million of availability in an unused line of credit at a commercial bank.  There were no outstanding borrowings on this line at March 31, 2020 and December 31, 2019.  During the third quarter of 2019, CFBank added an additional $15.0 million line of credit at another commercial bank.  There was $5.0 million in outstanding borrowings on this line of credit at March 31, 2020 and no outstanding borrowings at December 31, 2019.

During the quarter ended March 31, 2020, the Bank took out a $15.0 short-term advance on the FRB line of credit in anticipation of certain funding needs at quarter end, related to loan demand and potential increases in loans held for sale, which remained outstanding at March 31, 2020.

During the fourth quarter of 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  This warehouse facility had an outstanding balance of $20.7 million at March 31, 2020 and $7.5 million at December 31, 2019.  See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Subordinated debentures.  Subordinated debentures totaled $14.8 million at March 31, 2020 and at December 31, 2019.  In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000.  In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  Interest payments were current at March 31, 2020 and December 31, 2019.

Stockholders’ equity. Stockholders’ equity totaled $82.9 million at March 31, 2020, an increase of $2.2 million, or 2.7%, from $80.7 million at December 31, 2019.  The increase in total stockholders’ equity was primarily attributed to net income.

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

Comparison of the Results of Operations for the Three Months Ended March 31, 2020 and 2019.

General.   Net income for the three months ended March 31, 2020 totaled $2.0 million (or $0.30 per diluted common share) and increased $325,000, or 19.3%, compared to net income of $1.7 million (or $0.39 per diluted common share) for the three months ended March 31, 2019.

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

Net interest income totaled $6.1 million for the quarter ended March 31, 2020 and increased $1.0 million, or 20.1%, compared to net interest income of $5.1 million for the quarter ended March 31, 2019.  The increase in net interest income was primarily due to a $2.0 million, or 25.2%, increase in interest income, partially offset by a $982,000, or 34.6%, increase in interest expense.  The increase in interest income was primarily attributed to a $216.7 million, or 34.0%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 32bps decrease in average yield on interest-earning assets.  The increase in interest expense was attributed to a $192.3 million, or 38.4%, increase in average interest-bearing liabilities, partially offset by a 6bps decrease in the average cost of funds on interest-bearing liabilities.  The net interest margin of 2.87% for the quarter ended March 31, 2020 decreased 33bps compared to the net interest margin of 3.20% for the quarter ended March 31, 2019.

Interest income totaled $9.9 million and increased $2.0 million, or 25.2%, for the quarter ended March 31, 2020, compared to $7.9 million for the quarter ended March 31, 2019.  The increase in interest income was primarily attributed to a $235.0 million, or 40.8%, increase in average loans and loans held for sale outstanding, partially offset by a 39bp decrease in average yield on loans and loans held for sale.

Interest expense totaled $3.8 million and increased $1.0 million, or 34.6%, for the quarter ended March 31, 2020, compared to $2.8 million for the quarter ended March 31, 2019.  The increase in interest expense was attributed a $171.7 million, or 36.8%, increase in average interest-bearing deposits.

Provision for loan and lease losses.  There was no provision for loan and lease losses for the quarter ended March 31, 2020 or the quarter ended March 31, 2019, which is due to strong credit quality.  Net charge-offs for the quarter ended March 31, 2020 totaled $65,000, compared to net recoveries of $12,000 for the quarter ended March 31, 2019.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
	2020	2019
(unaudited)	(Dollars in thousands)
Commercial	$71	$-
Single-family residential real estate	$(2)	$(2)
Home equity lines of credit	(4)	(10)
Total	$65	$(12)

Noninterest income.  Noninterest income for the quarter ended March 31, 2020 totaled $3.4 million and increased $1.7 million, or 103.3%, compared to $1.7 million for the quarter ended March 31, 2019.  The increase was primarily due to a $1.3 million increase in net gain on sale of loans, coupled with a $393,000 increase in swap fee income.  The increase in net gain on sale of loans was primarily a result of increased sales volume related to our residential mortgage lending business; however, our gain on sale of loans was adversely affected by market-related valuation adjustments on customer derivatives related to the widening of credit spreads.  The increase in swap fee income was due to an increase in customer swap transactions.

Noninterest expense.    Noninterest expense for the quarter ended March 31, 2020 totaled $7.0 million and increased $2.3 million, or 50.1%, compared to $4.7 million for the quarter ended March 31, 2019.  The increase in noninterest expense during the three months ended March 31, 2020 was primarily due to a $717,000 increase in professional fee expense, a $649,000 increase in advertising and marketing expense, and a $544,000 increase in salaries and employee benefits expense. The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business.  The increase in advertising and marketing expense was primarily due to increased expenditures related to leads-based marketing to drive revenue growth in our residential mortgage lending business.  The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.

Income taxes.    Income tax expense was $517,000 for the quarter ended March 31, 2020, an increase of $98,000, compared to $419,000 for the quarter ended March 31, 2019.  The effective tax rate for the quarter ended March 31, 2020 was approximately 20.5%, as compared to approximately 20.0% for the quarter ended March 31, 2019.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March  31, 2020 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$10,136	$43	1.71%	$9,687	$42	1.72%
Loans and loans held for sale (3)	811,198	9,752	4.81%	576,215	7,490	5.20%
Other earning assets	28,351	107	1.51%	47,666	355	2.98%
FHLB and FRB stock	4,091	44	4.30%	3,541	54	6.10%
Total interest-earning assets	853,776	9,946	4.66%	637,109	7,941	4.98%
Noninterest-earning assets	41,849			33,929
Total assets	$895,625			$671,038

Interest-bearing liabilities:
Deposits	$638,466	3,316	2.08%	$466,802	2,433	2.08%
FHLB advances and other borrowings	54,375	507	3.73%	33,694	408	4.84%
Total interest-bearing liabilities	692,841	3,823	2.21%	500,496	2,841	2.27%

Noninterest-bearing liabilities	120,968			124,400
Total liabilities	813,809			624,896

Equity	81,816			46,142
Total liabilities and equity	$895,625			$671,038

Net interest-earning assets	$160,935			$136,613
Net interest income/interest rate spread		$6,123	2.45%		$5,100	2.71%
Net interest margin			2.87%			3.20%
Average interest-earning assets
to average interest-bearing liabilities	123.23%			127.30%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2020
	Compared to Three Months Ended
	March 31, 2019

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(3)	$4	$1
Loans and loans held for sale	(3,451)	5,713	2,262
Other earning assets	(136)	(112)	(248)
FHLB and FRB Stock	(51)	41	(10)
Total interest-earning assets	(3,641)	5,646	2,005

Interest-bearing liabilities:
Deposits	(59)	942	883
FHLB advances and other borrowings	(519)	618	99
Total interest-bearing liabilities	(578)	1,560	982

Net change in net interest income	$(3,063)	$4,086	$1,023

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  These policies are presented in Note 1 to our 2019 Audited Financial Statements.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items.  The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management.  The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy.  Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2019 Audited Financial Statements.

Fair value of financial instruments.  Another critical accounting policy relates to the fair values of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2019 Audited Financial Statements.

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

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2020 and December 31, 2019.

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$72,611	$44,080
Additional borrowing capacity at the FHLB	57,499	72,153
Additional borrowing capacity at the FRB	56,416	65,614
Unused commercial bank lines of credit	18,000	23,000
Total	$204,526	$204,847

Cash, unpledged securities and deposits in other financial institutions increased $28.5 million, or 64.7%, to $72.6 million at March 31, 2020, compared to $44.1 million at December 31, 2019.  The increase is primarily attributed to an increase in FHLB advances and other borrowings coupled with a decrease in loans held for sale, partially offset by an increase in loans and leases.

CFBank’s additional borrowing capacity with the FHLB decreased $14.7 million, or 20.3%, to $57.5 million at March 31, 2020, compared to $72.2 million at December 31, 2019.  The decrease is primary attributed to an increase in FHLB fixed rate advances.

CFBank’s additional borrowing capacity at the FRB decreased $9.2 million, or 14.0%, to $56.4 million at March 31, 2020 from $65.6 million at December 31, 2019.  The decrease is primarily attributed to $15.0 million in outstanding borrowings on the line of credit at March 31, 2020.  CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $18.0 million of availability in unused lines of credit with two commercial banks at March 31, 2020 and $23.0 million at December 31, 2019.  The decrease is attributed to $5.0 million in outstanding borrowings on one of the lines of credit at March 31, 2020.

Deposits are obtained predominantly from the markets in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits.  Accordingly, rates offered by competing financial institutions may affect our ability to attract and retain deposits.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. To promote and stabilize liquidity in the banking and financial services sector, the FDIC, pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor.

The Holding Company has more limited sources of liquidity than CFBank.  In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, funds borrowed from third party banks or other lenders, dividends received from CFBank or the sale of assets.

Management believes that the Holding Company had adequate funds at March 31, 2020 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $220,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 4.22% at March 31, 2020.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000.  The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CENTRAL FEDERAL CORPORATION

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The Holding Company had an existing credit facility with a third-party bank which was modified to a $10.0 million revolving line-of-credit in December 2018.  In December 2019, the $5.0 million outstanding balance on the existing line-of-credit was converted to a $5,000 term loan with an additional $10.0 million revolving line-of-credit.  The new term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of March 31, 2020, the Company had an outstanding balance of $4.9 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5.0 million and no outstanding balance on the credit facility.    The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.

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

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2019.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank

CENTRAL FEDERAL CORPORATION

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2020, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

CENTRAL FEDERAL CORPORATION

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2020.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The following information updates and supplements our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019:

The ongoing COVID-19 pandemic and measures intended to prevent its spread has had an adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, disrupted trade and supply chains, increased unemployment levels and decreased consumer confidence.  These effects could materially affect our business, including by increasing the likelihood of loan delinquencies and defaults by our customers, which in turn would result in higher levels of non-performing loans and charge-offs that could negatively impact our financial condition and results of operations.  In addition, if these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in our Annual Report on Form 10-K could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, and interest rate risk.

Governmental authorities have taken significant measures to provide economic assistance to individual households and businesses, stabilize the markets, and support economic growth.  The success of these measures is unknown, and they may not be sufficient to fully mitigate the negative impact of the pandemic.  Additionally, some measures, such as a suspension of consumer and commercial loan payments and the reduction in interest rates to near zero, may have a negative impact on our business, financial condition, liquidity, and results of operations.  We could also face an increased risk of litigation and governmental and regulatory scrutiny as a result of the effects of the pandemic on market and economic conditions and actions governmental authorities take in response to those conditions.

The extent to which the COVID-19 pandemic impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.  Even after the COVID-19 outbreak has subsided, we may continue to experience adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2020.

Period	Total number of common shares purchased		Average price paid per common share		Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (3)
January 1 through January 31, 2020	-		-		-	-
February 1 through February 29, 2020	1,869	(1)	$14.31	(2)	-	-
March 1 through March 31, 2020	4,753		10.45		4,753	61,000
Total	6,622		$11.54		4,753

(1)	Represents shares of common stock surrendered by officers and employees of the Company for payment of taxes upon vesting of restricted stock granted under the 2009 Equity Compensation Plan.
(2)	Represents the average closing price of the Company’s common stock on February 27, 2020, which was the vesting date of the restricted stock surrendered for payment of taxes
(3)

On March 12, 2020, the Board of Directors of Central Federal Corporation (the “Company) authorized a stock repurchase program pursuant to which the Company may repurchase up to 3% of the Company’s outstanding common stock over the period commencing March 13, 2020 and ending September 30, 2020.  Under the stock repurchase program, the Company may purchase shares of its common stock from time to time through various means, including open market transactions and privately negotiated transactions.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

CENTRAL FEDERAL CORPORATION

PART II. Item 4

OTHER INFORMATION

Item 5.  Other Information

Not applicable.

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

CENTRAL FEDERAL CORPORATION

Dated: May 13, 2020	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 13, 2020	By:	/s/ John W. Helmsdoerfer
John W. Helmsdoerfer, CPA
Treasurer and Chief Financial Officer