Form 10-Q
period 2020-06-30
CF BANKSHARES INC.
filed 2020-08-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Or

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to______________

Commission File Number 0-25045

CF BANKSHARES INC.

(Exact name of registrant as specified in its charter)

Delaware	34-1877137
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

7000 North High St.,  Worthington,  Ohio    43085

(Address of principal executive offices) (Zip Code)

(614)  334-7979

(Registrant’s telephone number, including area code)

 Central Federal Corporation

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

Yes [  ]    No [X]

As of August 1, 2020, there were 5,305,556 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$77,376	$45,879
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	10,802	8,174
Loans held for sale, at fair value	165,891	135,711
Loans and leases, net of allowance of $10,107 and $7,138	846,529	663,303
FHLB and FRB stock	5,216	4,008
Premises and equipment, net	4,005	3,991
Operating lease right-of-use assets	1,588	1,780
Bank owned life insurance	5,416	5,345
Accrued interest receivable and other assets	29,165	12,254
Total assets	$1,146,088	$880,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$148,188	$115,530
Interest bearing	700,850	630,793
Total deposits	849,038	746,323
FHLB advances and other debt	165,806	29,017
Advances by borrowers for taxes and insurance	782	929
Operating lease liabilities	1,750	1,960
Accrued interest payable and other liabilities	21,320	6,846
Subordinated debentures	14,825	14,806
Total liabilities	1,053,521	799,881

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909;
shares issued: 5,381,705 at June 30, 2020 and 5,409,394 at December 31, 2019	54	54
Non-voting Common stock, $.01 par value;
shares authorized: 1,260,700;
shares issued: 1,260,700 at June 30, 2020 and 0 at December 31, 2019	13	-
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at June 30, 2020 and 0 at December 31, 2019	-	-
Series C Preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at June 30, 2020 and 12,337 shares authorized and issued at December 31, 2019	-	-
Additional paid-in capital	87,276	86,903
Retained earnings (accumulated deficit)	9,142	(2,932)
Accumulated other comprehensive income	146	28
Treasury stock, at cost; 95,809 shares of common stock at June 30, 2020 and 32,940 shares of common stock at December 31, 2019	(4,064)	(3,389)
Total stockholders' equity	92,567	80,664
Total liabilities and stockholders' equity	$1,146,088	$880,545

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans and leases, including fees	$9,759	$8,112	$19,511	$15,602
Securities	42	43	85	85
FHLB and FRB stock dividends	50	53	94	107
Federal funds sold and other	17	297	124	652
	9,868	8,505	19,814	16,446
Interest expense
Deposits	3,001	2,876	6,317	5,309
FHLB advances and other debt	344	144	604	295
Subordinated debentures	240	256	487	513
	3,585	3,276	7,408	6,117
Net interest income	6,283	5,229	12,406	10,329
Provision for loan and lease losses	3,125	-	3,125	-
Net interest income after provision for loan and lease losses	3,158	5,229	9,281	10,329

Noninterest income
Service charges on deposit accounts	139	138	290	262
Net gains on sales of loans	19,625	2,362	22,469	3,865
Swap fee income	14	-	407	-
Earnings on bank owned life insurance	36	35	71	69
Other	42	30	63	63
	19,856	2,565	23,300	4,259
Noninterest expense
Salaries and employee benefits	6,250	2,643	9,295	5,144
Occupancy and equipment	247	228	500	446
Data processing	427	293	874	609
Franchise and other taxes	184	106	363	212
Professional fees	1,182	356	2,187	644
Director fees	221	133	379	264
Postage, printing and supplies	58	59	116	126
Advertising and marketing	1,248	616	2,523	1,242
Telephone	52	45	106	90
Loan expenses	65	45	162	91
Foreclosed assets, net	-	-	-	(9)
Depreciation	94	78	180	149
FDIC premiums	134	152	291	304
Regulatory assessment	45	40	90	82
Other insurance	27	24	54	47
Other	79	113	237	184
	10,313	4,931	17,357	9,625
Income before incomes taxes	12,701	2,863	15,224	4,963
Income tax expense	2,633	583	3,150	1,002
Net income	10,068	2,280	12,074	3,961
Accretion of discount and value of warrants exercised related to Series B preferred stock	-	157	-	183
Earnings allocated to participating securities (Series C preferred stock)	(1,218)	-	(1,866)	-
Net income attributable to common stockholders	$8,850	$2,437	$10,208	$4,144

Earnings per common share:
Basic	$1.54	$0.55	$1.84	$0.95
Diluted	$1.53	$0.55	$1.82	$0.93

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$10,068	$2,280	$12,074	$3,961
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of ($7) and $14, and $31 and $23	(26)	52	118	87
Other comprehensive income (loss), net of tax	(26)	52	118	87
Comprehensive income	$10,042	$2,332	$12,192	$4,048

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2020	Stock	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at April 1, 2020	$54	$-	$87,046	$(926)	$172	$(3,465)	$82,881
Net income				10,068			10,068
Other comprehensive loss					(26)		(26)
Restricted stock expense, net of forfeitures			207				207
Stock options exercised			36				36
Purchase of 56,247 treasury shares						(599)	(599)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Balance at June 30, 2020	$54	$13	$87,276	$9,142	$146	$(4,064)	$92,567

		Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
Six months ended June 30, 2020	Stock	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at January 1, 2020	$54	$-	$86,903	$(2,932)	$28	$(3,389)	$80,664
Net income				12,074			12,074
Other comprehensive income					118		118
Restricted stock expense, net of forfeitures			350				350
Stock options exercised			36				36
Acquisition of 1,869 treasury shares surrendered upon vesting for restricted stock for payment of taxes						(27)	(27)
Purchase of 61,000 treasury shares						(648)	(648)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Balance at June 30, 2020	$54	$13	$87,276	$9,142	$146	$(4,064)	$92,567

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2019	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at April 1, 2019	$44	$62,039	$(11,045)	$(38)	$(3,366)	$47,634
Net income			2,280			2,280
Other comprehensive income				52		52
Restricted stock expense, net of forfeitures		138				138
Exercise of warrants to common stock	1	815				816
Accretion of discount and value of warrants exercised		(157)	157			-
Balance at June 30, 2019	$45	$62,835	$(8,608)	$14	$(3,366)	$50,920

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

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

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2020	2019
Net Income	$12,074	$3,961
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	3,125	-
Depreciation	180	149
Amortization, net	(507)	(18)
Deferred income tax (benefit)	(31)	6
Originations of loans held for sale	(806,205)	(205,715)
Proceeds from sale of loans held for sale	789,573	174,123
Net gains on sales of loans	(22,469)	(3,865)
Gain on sale of foreclosed assets	-	(12)
Earnings on bank owned life insurance	(71)	(69)
Stock-based compensation expense	350	254
Net change in:
Accrued interest receivable and other assets	(15,510)	(2,290)
Operating lease right-of-use asset	192	217
Operating lease right-of-use liability	(210)	(205)
Accrued interest payable and other liabilities	13,974	670
Net cash used by operating activities	(25,535)	(32,794)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	3,066	1,535
Purchases	(5,552)	(1,494)
Loan and lease originations and payments, net	(184,413)	(48,502)
Proceeds from the sale of loans	-	1,137
Additions to premises and equipment	(194)	(317)
Purchase of FRB Stock	(1,208)	(340)
Purchase of other investments	(1,000)	(723)
Return of investment-joint ventures	98	95
Proceeds from the sale of foreclosed assets	-	50
Net cash used by investing activities	(189,203)	(48,559)
Cash flows from financing activities:
Net change in deposits	102,715	48,800
Proceeds from FHLB advances and other debt	450,636	-
Repayments on FHLB advances and other debt	(306,330)	(1,000)
Net change in advances by borrowers for taxes and insurance	(147)	(487)
Proceeds from exercise of stock options	36	-
Exercise of warrants to common stock	-	1,059
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(27)	-
Purchase of treasury shares	(648)	-
Net cash from financing activities	246,235	48,372
Net change in cash and cash equivalents	31,497	(32,981)
Beginning cash and cash equivalents	45,879	67,304
Ending cash and cash equivalents	$77,376	$34,323

Supplemental cash flow information:
Interest paid	$7,388	$2,833
Income tax paid	-	985
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	1,404	657
Investment payable on limited liability corporation and limited partnership	500	670
Transfer of other liability to operating lease right-of-use asset	-	184
Initial recognition of operating right-of-use lease asset	-	2,368
Initial recognition of operating right-of-use lease liability	-	2,368
Loans held for sale funded with other debt, net of repayments	(7,517)	-

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:

The consolidated financial statements include CF Bankshares Inc. (formerly known as Central Federal Corporation) (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”).  The Holding Company and CFBank are sometimes collectively referred to herein as the “Company”.  Intercompany transactions and balances are eliminated in consolidation.  The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and in compliance with U.S. generally accepted accounting principles (GAAP).  Because this report is based on an interim period, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted.

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three and six months ended June 30, 2020 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2019 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2019 (referred to herein as the “2019 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

CF BANKSHARES INC.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Historic Tax Credits:  In June 2019, the Company made an equity investment as a non-managing member in an entity that is expected to receive historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code.  The Company expects to receive a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time.  The HTC investment is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets.  The Company’s recorded investment in this entity was $894 at June 30, 2020 and December 31, 2019.  The maximum exposure to loss related to these investments was $894 at June 30, 2020, representing the Company’s investment balance.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Basic
Net income	$10,068	$2,280	$12,074	$3,961
Accretion of discount and value of warrants exercised related to Series B preferred stock (1)	-	157	-	183
Earnings allocated to participating securities (Series C preferred stock)	(1,218)	-	(1,866)	-
Net income allocated to common stockholders	$8,850	$2,437	$10,208	$4,144

Weighted average common shares outstanding including unvested share-based payment awards	5,777,816	4,412,726	5,575,856	4,384,395
Less: Unvested share-based payment awards-2019 Plan	(38,719)	-	(39,335)	-
Average shares	5,739,097	4,412,726	5,536,521	4,384,395
Basic earnings per common share	$1.54	$0.55	$1.84	$0.95

Diluted
Net earnings allocated to common stockholders	$8,850	$2,437	$10,208	$4,144
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$8,850	$2,437	$10,208	$4,144

Weighted average common shares outstanding for basic earnings per common share	5,739,097	4,412,726	5,536,521	4,384,395
Add: Dilutive effects of assumed exercises of stock options	24,762	35,077	25,591	37,075
Add: Dilutive effects of assumed exercises of stock warrants	-	4,834	-	13,894
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	38,719	-	39,335
Average shares and dilutive potential common shares	5,802,578	4,452,637	5,601,447	4,435,364
Diluted earnings per common share	$1.53	$0.55	$1.82	$0.93

(1)	All outstanding warrants expired on July 15, 2019.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Stock options	437	467	444	475

CF BANKSHARES INC.

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

CF BANKSHARES INC.

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of non-interest income are as follows:

•

Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity, or transaction-based fees, and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2020 and December 31, 2019 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,530	$181	$-	$10,711
Mortgage-backed securities - residential	77	4	-	81
Collateralized mortgage obligations	10	-	-	10
Total	$10,617	$185	$-	$10,802

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$7,986	$32	$1	$8,017
Mortgage-backed securities - residential	126	4	-	130
Collateralized mortgage obligations	27	-	-	27
Total	$8,139	$36	$1	$8,174

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2020 or June 30, 2019.

There were no sales of securities for the three and six months ended June 30, 2020 and 2019.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at June 30, 2020 and December 31, 2019 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	June 30, 2020		December 31, 2019
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$6,026	$6,065	$5,001	$5,000
Due from one to five years	4,504	4,646	2,985	3,017
Mortgage-backed securities - residential	77	81	126	130
Collateralized mortgage obligations	10	10	27	27
Total	$10,617	$10,802	$8,139	$8,174

Fair value of securities pledged as collateral was as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Pledged as collateral for:
FHLB advances	$2,544	$3,074
Public deposits	2,552	2,015
Mortgage banking derivatives	3,039	1,500
Interest-rate swaps	65	77
Total	$8,200	$6,666

At June 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

There were no unrealized losses at June 30, 2020.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment.  The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	June 30, 2020	December 31, 2019
	(unaudited)
Commercial (1)	$327,539	$170,646
Real estate:
Single-family residential	128,241	120,256
Multi-family residential	46,654	39,229
Commercial	272,207	247,543
Construction	59,574	67,652
Consumer:
Home equity lines of credit	19,596	20,941
Other	2,825	4,174
Subtotal	856,636	670,441
Less: ALLL	(10,107)	(7,138)
Loans and leases, net	$846,529	$663,303

(1)	Includes $4,459 and $4,779 of commercial leases at June 30, 2020 and December 31, 2019, respectively.

Included in Commercial loans at June 30, 2020, were $123.5 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).  The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP.  These loans are 100% guaranteed by the SBA and the full principal amount of the loan may qualify for forgiveness.  The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months.  The majority of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility (“PPPLF”).  See Note 8-  FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At June 30, 2020 and December 31, 2019, CFBank held $23,116 and $26,046, respectively, of such loans which have been included in single-family residential loan totals above.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,103	$905	$512	$2,674	$574	$249	$56	$7,073
Addition to (reduction in) provision for loan losses	600	150	55	1,860	450	10	-	3,125
Charge-offs	(39)	(58)	-	-	-	-	-	(97)
Recoveries	-	2	-	-	-	4	-	6
Ending balance	$2,664	$999	$567	$4,534	$1,024	$263	$56	$10,107

	Six months ended June 30, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138
Addition to (reduction in) provision for loan losses	720	105	120	1,930	265	(10)	(5)	3,125
Charge-offs	(110)	(58)	-	-	-	-	-	(168)
Recoveries	-	4	-	-	-	8	-	12
Ending balance	$2,664	$999	$567	$4,534	$1,024	$263	$56	$10,107

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2019:

	Three months ended June 30, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,819	$1,063	$622	$2,299	$759	$375	$87	$7,024
Addition to (reduction in) provision for loan losses	150	(50)	(60)	40	-	(70)	(10)	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	1	-	-	-	4	-	5
Ending balance	$1,969	$1,014	$562	$2,339	$759	$309	$77	$7,029

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Six months ended June 30, 2019 (unaudited)
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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of June 30, 2020 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$22	$-	$-	$-	$22
Collectively evaluated for impairment	2,664	999	567	4,512	1,024	263	56	10,085
Total ending allowance balance	$2,664	$999	$567	$4,534	$1,024	$263	$56	$10,107

Loans:
Individually evaluated for impairment	$81	$106	$-	$2,728	$-	$-	$-	$2,915
Collectively evaluated for impairment	327,458	128,135	46,654	269,479	59,574	19,596	2,825	853,721
Total ending loan balance	$327,539	$128,241	$46,654	$272,207	$59,574	$19,596	$2,825	$856,636

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended June 30, 2020.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2020.  Cash payments of interest on these loans during the three and six months ended June 30, 2020 totaled $11 and $53, respectively.

				Three months ended		Six months ended
	As of June 30, 2020			June 30, 2020		June 30, 2020
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	81	81	-	108	3	126	5
Real estate:
Single-family residential (1)	106	106	-	106	-	106	1
Commercial:
Non-owner occupied	2,728	2,728	22	2,730	38	2,732	75
Total with an allowance recorded	2,915	2,915	22	2,944	41	2,964	81
Total	$2,915	$2,915	$22	$2,944	$41	$2,964	$81

(1)	Allowance recorded is less than $1 resulting in rounding to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and six months ended June 30, 2019.  Cash payments of interest during the three and six months ended June 30, 2019 totaled $43 and $88.

				Three months ended		Six months ended
	As of December 31, 2019			June 30, 2019		June 30, 2019
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial	$-	$-	$-	$94	$-	$96	$-
Real estate:
Single-family residential	-	-	-	109	2	109	3
Commercial:
Owner occupied	-	-	-	121	1	122	7
Total with no allowance recorded	-	-	-	324	3	327	10

With an allowance recorded:
Commercial	85	85	1	-	-	-	-
Real estate:
Single-family residential	107	107	1	-	-	-	-
Multi-family residential	-	-	-	-	-
Commercial:
Non-owner occupied	4,420	4,420	33	4,483	39	3,932	76
Total with an allowance recorded	4,612	4,612	35	4,483	39	3,932	76
Total	$4,612	$4,612	$35	$4,807	$42	$4,259	$86

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2020	December 31, 2019
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	-	85
Real estate:
Single-family residential	472	550
Commercial:
Non-owner occupied	-	1,689
Consumer:
Home equity lines of credit:
Originated for portfolio	35	36
Purchased for portfolio	74	79
Other consumer	-	-
Total nonaccrual	581	2,439
Total nonaccrual and nonperforming loans	$581	$2,439

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at June 30, 2020 or December 31, 2019.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2020 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$327,539	$-
Real estate:
Single-family residential	892	17	358	1,267	126,974	114
Multi-family residential	-	-	-	-	46,654	-
Commercial:
Non-owner occupied	-	-	-	-	151,927	-
Owner occupied	-	-	-	-	92,176	-
Land	-	-	-	-	28,104	-
Construction	-	-	-	-	59,574	-
Consumer:
Home equity lines of credit:
Originated for portfolio	132	-	22	154	19,245	13
Purchased for portfolio	-	-	-	-	197	74
Other	-	-	-	-	2,825	-
Total	$1,024	$17	$380	$1,421	$855,215	$201

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2019:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$71	$-	$71	$170,575	$85
Real estate:
Single-family residential	2,453	261	426	3,140	117,116	124
Multi-family residential	-	-	-	-	39,229	-
Commercial:
Non-owner occupied	-	-	1,689	1,689	138,762	-
Owner occupied	-	-	-	-	81,871	-
Land	-	-	-	-	25,221	-
Construction	304	-	-	304	67,348	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	22	22	20,713	14
Purchased for portfolio	-	-	-	-	206	79
Other	-	-	-	-	4,174	-
Total	$2,757	$332	$2,137	$5,226	$665,215	$302

Short-term Loan Deferrals

Under the CARES Act, financial institutions are permitted to not classify loan modifications that were related to the impact of COVID-19 if:

•	The modifications were made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the public health emergency, and

•	The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements under the CARES Act.  The program allows for deferral of payments for up to 90 days, which we may extend for up to an additional 90 days at our option.  The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loans.  At June 30, 2020, we granted temporary deferrals on loans with an outstanding balance of approximately $100 million. Under the provisions of the CARES Act, none of these loans were considered a troubled debt restructuring (“TDR”) at June 30, 2020.

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

As of June 30, 2020 and December 31, 2019, TDRs totaled $2,915 and $2,923, respectively.  The Company allocated $22 and $22 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2020 and December 31, 2019, respectively.  The Company had not committed to lend any additional amounts as of June 30, 2020 or December 31, 2019 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended June 30, 2020 and June 30, 2019, there were no loans modified as a TDR.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no TDRs in payment default or that became nonperforming during the quarters ended June 30, 2020 and June 30, 2019.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

The terms of certain other loans were modified during the six months ended June 30, 2020 and 2019 that did not meet the definition of a TDR. These loans had a total recorded investment of $26,995 and $15,821 as of June 30, 2020 and 2019, respectively. The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At June 30, 2020 there were no nonaccrual TDR’s and at December 31, 2019, nonaccrual TDRs were as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Commercial	$-	$85
Total	$-	$85

Nonaccrual loans at June 30, 2020 and December 31, 2019 do not include $2,915 and $2,838, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of June 30, 2020 and based on the most recent analysis performed follows.  There were no loans or leases rated doubtful at June 30, 2020.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$847	$324,884	$1,298	$510	$327,539
Real estate:
Single-family residential	127,769	-	-	472	128,241
Multi-family residential	-	46,508	-	146	46,654
Commercial:
Non-owner occupied	62	142,706	6,431	2,728	151,927
Owner occupied	309	88,951	2,018	898	92,176
Land	-	28,104	-	-	28,104
Construction	3,045	56,529	-	-	59,574
Consumer:
Home equity lines of credit:
Originated for portfolio	19,348	-	-	51	19,399
Purchased for portfolio	122	-	-	75	197
Other	2,825	-	-	-	2,825
	$154,327	$687,682	$9,747	$4,880	$856,636

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2019 follows.  There were no loans or leases rated doubtful at December 31, 2019.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$168,617	$1,424	$605	$170,646
Real estate:
Single-family residential	119,707	-	-	549	120,256
Multi-family residential	-	39,081	-	148	39,229
Commercial:
Non-owner occupied	67	134,466	1,498	4,420	140,451
Owner occupied	-	79,773	2,098	-	81,871
Land	-	25,221	-	-	25,221
Construction	1,855	65,797	-	-	67,652
Consumer:
Home equity lines of credit:
Originated for portfolio	20,681	-	-	54	20,735
Purchased for portfolio	127	-	-	79	206
Other	4,174	-	-	-	4,174
	$146,611	$512,955	$5,020	$5,855	$670,441

Leases:

The following lists the components of the net investment in direct financing leases (1):

	June 30, 2020	December 31, 2019
	(unaudited)
Total minimum lease payments to be received	$4,856	$5,252
Less: unearned income	(397)	(473)
Net investment in direct financing leases	$4,459	$4,779

(1)	There were no initial direct costs associated with these leases.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following summarizes the future minimum lease payments receivable in fiscal year 2020 and in subsequent fiscal years:

2020	$397
2021	793
2022	793
2023	1,563
2024	1,310
$4,856

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  At June 30, 2020, the weighted-average remaining lease term for the Company’s operating leases was 3.7 years and the weighted-average discount rate was 6.58%.

The Company’s operating lease costs were $97 and $192 for the three and six months ended June 30, 2020 and $90 and $217 for the three and six months ended June 30, 2019.  The variable lease costs totaled $81 and $129 for the three and six months ended June 30, 2020 and $70 and $101 for the three and six months ended June 30, 2019. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of June 30, 2020 are as follows:

2020, excluding the six months ended June 30, 2020	$273
2021	548
2022	536
2023	377
2024	250
Total future minimum rental commitments	1,984
Less - amounts representing interest	(234)
Total operating lease liabilities	$1,750

CF BANKSHARES INC.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2020 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$10,711
Mortgage-backed securities - residential	81
Collateralized mortgage obligations	10
Total securities available for sale	$10,802
Loans held for sale	$165,891
Yield maintenance provisions (embedded derivatives)	$2,055
Interest rate lock commitments	$15,402
Financial Liabilities:
Interest-rate swaps	$2,055
TBA Mortgage-back securities	$2,378

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2020 or December 31, 2019.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2020 and December 31, 2019.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2020.  Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

Fair Value Measurements at December 31, 2019 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$84
Real Estate:
Single-family residential	106
Commercial:
Non-owner occupied	4,387
Total impaired loans	$4,577

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2020 or December 31, 2019.

There were no write-downs of impaired collateral dependent loans during the six months ended June 30, 2020 or 2019.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,612, with a valuation allowance of $35 at December 31, 2019.

During the six months ended June 30, 2020, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2020.  The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2020 or December 31, 2019.

As of June 30, 2020 and December 31, 2019, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Aggregate fair value	$165,891	$135,711
Contractual balance	159,718	133,993
Gain	$6,173	$1,718

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2020 and 2019 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Interest income	$1,256	$275	$2,453	$490
Interest expense	-	-	-	-
Change in fair value	3,220	516	4,455	776
Total change in fair value	$4,476	$791	$6,908	$1,266

The carrying amounts and estimated fair values of financial instruments at June 30, 2020 were as follows:

	Fair Value Measurements at June 30, 2020 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$77,376	$77,376	$-	$-	$77,376
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	10,802	-	10,802	-	10,802
Loans held for sale	165,891	-	165,891	-	165,891
Loans and leases, net	846,529	-	-	856,282	856,282
FHLB and FRB stock	5,216	n/a	n/a	n/a	n/a
Accrued interest receivable	3,845	1	44	3,800	3,845
Yield maintenance provisions (embedded derivatives)	2,055	-	2,055	-	2,055
Interest rate lock commitments	15,402	-	15,402	-	15,402

Financial liabilities
Deposits	$(849,038)	$(448,685)	$(408,995)	$-	$(857,680)
FHLB advances and other borrowings	(165,806)	-	(167,298)	-	(167,298)
Advances by borrowers for taxes and insurance	(782)	-	-	(782)	(782)
Subordinated debentures	(14,825)	-	(15,622)	-	(15,622)
Accrued interest payable	(229)	-	(229)	-	(229)
Interest-rate swaps	(2,055)	-	(2,055)	-	(2,055)
TBA mortgage-back securities	(2,378)	-	(2,378)	-	(2,378)

CF BANKSHARES INC.

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

Loans and Leases

Fair values of loans and leases as of June 30, 2020, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The PPPLF funding has a fixed rate of 0.35% for all participants; thus the carrying value approximates the estimated fair value and represents a Level 2 measurement.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 4.22% at June 30, 2020 and 4.81% at December 31, 2019.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter.  After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.  At June 30, 2020, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,670.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2020	December 31, 2019
FHLB fixed rate advances:
Maturities:
2020	2.15%	$3,500	$4,500
2021	1.63%	7,500	4,000
2022	1.16%	10,000	1,500
2023	0.92%	3,500	-
2024	1.90%	6,500	6,500
Total FHLB fixed rate advances		31,000	16,500

Fixed rate other debt:
FRB PPPLF advances	0.35%	125,056	-

Variable rate other debt:
Holding Company credit facility	4.00%	9,750	5,000
Warehouse facility	-	-	7,517
Total variable rate other debt		9,750	12,517
Total		$165,806	$29,017

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company had an existing credit facility with a third-party bank which was modified to a $10,000 revolving line-of-credit in December 2018.  In December 2019, the $5,000 outstanding balance on the existing line-of-credit was converted to a $5,000 term loan with an additional $10,000 revolving line-of-credit.  The new term loan requires quarterly principal payments of $125 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of June 30, 2020, the Company had an outstanding balance of $4,750 on the term loan and a $5,000 outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5,000 and no outstanding balance on the line of credit facility.

At June 30, 2020, CFBank had $8,000 of availability in an unused line of credit at a commercial bank.  There were no outstanding borrowings on this line at June 30, 2020 and December 31, 2019.  During the third quarter of 2019, CFBank added an additional $15,000 line of credit at another commercial bank.  There was no outstanding borrowings on this line of credit at June 30, 2020 and  December 31, 2019. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During the fourth quarter of 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  This warehouse facility had an no outstanding balance at June 30, 2020 and an outstanding balance of $7,517 at December 31, 2019.

During the second quarter of 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 1.75% or 3.50% and are secured by the specific loans that were funded.  This warehouse facility had no outstanding balance at June 30, 2020 and December 31, 2019.

To support the effectiveness of the PPP loans, the Federal Reserve introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings.  The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan.  At June 30, 2020, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately two years.  At June 30, 2020, the principal balance of PPPLF advances outstanding was $125,056.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future.  Total compensation cost that has been charged against income for those Plans totaled $207 and  $350,  respectively, for the three and six months ended June 30, 2020 and $138 and $254, respectively, for the three and six months June 30, 2019.  The total income tax effect was $43 and $73, respectively, for the three and six months ended June 30, 2020 and $29 and $53, respectively, for the three and six months ended June 30, 2019.

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

There were no options granted during the six months ended June 30, 2020 and June 30, 2019.  There were 4,545 options exercised during the six months ended June 30, 2020 and no options exercised during the six months ended June 30, 2019.

A summary of stock option activity in the Plans for the six months ended June 30, 2020 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	95,438	$7.64
Exercised	(4,545)	7.98
Cancelled or forfeited	(14)	17.33
Outstanding at end of period	90,879	$7.62	2.9	$258

Exercisable at end of period	90,879	$7.62	2.9	$258

During the six months ended June 30, 2020, there were 14 stock options canceled, forfeited or expired. There were 925 stock options canceled, forfeited or expired during the six months ended June 30, 2019.  As of June 30, 2020, all stock options granted under the Plans were vested.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were no shares of restricted stock granted under the Plan during the six months ended June 30, 2020.  There were 33,788 shares of restricted stock granted during the three months ended June 30, 2019.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2020 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	102,916	$13.11
Granted	-	-
Vested	(17,092)	12.89
Forfeited	(5,234)	12.81
Nonvested at June 30, 2020	80,590	$13.17

As of June 30, 2020 and 2019, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $805 and $972, respectively.

There were 5,234 shares of restricted stock forfeited during the six month period ended June 30, 2020.  There were 1,493 shares of restricted stock forfeited during the six months ended June 30, 2019.  There were 17,092 shares of restricted stock that vested during the six months ended June 30, 2020 and no shares of restricted stock that vested during the six months ended June 30, 2019.

The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.  There were 269,704 shares remaining available for awards of stock option grants, stock appreciation rights, restricted stock awards or restricted stock units under the 2019 Plan at June 30, 2020.

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

CF BANKSHARES INC.

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

The following tables present actual and required capital ratios as of June 30, 2020 and December 31, 2019 for CFBank under the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total Capital to risk weighted assets	$116,380	14.01%	$87,231	10.50%	$83,077	10.00%
Tier 1 (Core) Capital to risk weighted assets	106,086	12.77%	70,615	8.50%	66,461	8.00%
Common equity tier 1 capital to risk-weighted assets	106,086	12.77%	58,154	7.00%	54,000	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	106,086	10.44%	40,637	4.00%	50,796	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital to risk weighted assets	$95,164	12.96%	$77,097	10.50%	$73,425	10.00%
Tier 1 (Core) Capital to risk weighted assets	87,857	11.97%	62,412	8.50%	58,740	8.00%
Common equity tier 1 capital to risk-weighted assets	87,857	11.97%	51,398	7.00%	47,726	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	87,857	10.58%	33,221	4.00%	41,526	5.00%

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

CF BANKSHARES INC.

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $31,391 at June 30, 2020 and $12,039 at December 31, 2019.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At June 30, 2020, CFBank had $2,456 in securities and cash pledged as collateral for these derivatives.  Should the liability increase, beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to require with certain other regulatory requirements.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order.  As of June 30, 2020, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	June 30, 2020	December 31, 2019
	(unaudited)
Notional amount	$31,391	$12,039
Weighted average pay rate on interest-rate swaps	4.35%	4.66%
Weighted average receive rate on interest-rate swaps	3.06%	4.63%
Weighted average maturity (years)	8.2	7.3
Fair value of interest-rate swaps	$(2,055)	$(12)
Fair value of yield maintenance provisions	2,055	12

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of June 30, 2020, CFBank has minimum collateral posting thresholds with certain of its interest-rate swap counterparties and has posted cash collateral of $2,391.

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended June 30, 2020 or 2019.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $668,009 and $297,454 of interest rate lock commitments related to residential mortgage loans at June 30, 2020 and December 31, 2019, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $15,402 and $3,104 at June 30, 2020 and December 31, 2019, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $402,250 and $225,500 of TBA mortgage-backed securities at June 30, 2020 and December 31, 2019, respectively.  The fair value of these TBA mortgage-backed securities was ($2,378) and ($350) at June 30, 2020 and December 31, 2019, respectively, which is included in other liabilities on the consolidated balance sheet.  The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	June 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$668,009	$15,402	$297,454	$3,104
TBA mortgage-back securities	402,250	(2,378)	225,500	(350)

As of June 30, 2020, CFBank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $2,192.

The following table represents the revenue recognized on mortgage activities for the three and six months ended June 30, 2020 and 2019 (unaudited):

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
Gain on loans sold	$11,901	$1,884	$17,482	$3,116
Gain (loss) from change in fair value of loans held-for-sale	3,220	516	4,455	776
Gain (loss) from change in fair value of derivatives	4,455	(49)	483	(90)
	$19,576	$2,351	$22,420	$3,802

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 12 – INCOME TAXES

At June 30, 2020, the Company had a deferred tax asset recorded in the amount of approximately $1,600.  At December 31, 2019, the Company had a deferred tax asset recorded of approximately $1,700.  At June 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2016.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2020 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At June 30, 2020, the Company had net operating loss carryforwards of $22,579, which expire at various dates from 2024 to 2033. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and six months ended June 30, 2020 was approximately 20.7% and 20.7%, respectively, and 20.4% and 20.2%, respectively, for the three and six months ended June 30, 2019, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2020 and 2019:

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.0%	0.0%	0.1%	0.0%
Tax exempt income on bank owned life insurance	(0.1%)	(0.3%)	(0.1%)	(0.3)%
Low income housing credits	(0.2%)	(0.5%)	(0.3%)	(0.6%)
Other, net	0.0%	0.2%	0.0%	0.1%
Effective tax rate	20.7%	20.4%	20.7%	20.2%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$172	$(38)	$28	$(73)
Other comprehensive income (loss) before reclassifications (2)	(26)	52	118	87
Net current-period other comprehensive income (loss)	(26)	52	118	87
Accumulated other comprehensive income, end of period	$146	$14	$146	$14

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2020 and 2019.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Each share of Series C Preferred Stock was convertible either (i) automatically into 100 shares of the Company’s non-voting common stock, par value $0.01 per share (which will also be convertible into Common Stock) (the “Non-Voting Common Stock”), effective as of the close of business on the date that the Company obtained stockholder approval for, and filed, a Certificate of Amendment to the Company’s Certificate of Incorporation to authorize such class of Non-Voting Common Stock; or (ii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of the Company’s common stock upon transfer of such shares of Series C Preferred Stock to a non-affiliate of the holder in specified permitted transactions.

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

Conversion of Series C Preferred Stock to Non-Voting Common Stock:

On May 27, 2020, an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Amendment”), to authorize a separate class of Non-Voting Common Stock was approved by the stockholders of the Company at the Company’s 2020 annual meeting of stockholders.  On May 28, 2020, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Company’s Certificate of Incorporation to authorize 1,260,700 shares of Non-Voting Common Stock. Effective as of the close of business on May 28, 2020, all 1,260,700 authorized shares of Non-Voting Common Stock were issued upon conversion of the 12,607 outstanding shares of the Company’s Series C Preferred Stock. Pursuant to the terms of the Series C Preferred Stock, each outstanding share of Series C Preferred Stock converted automatically into 100 shares of Non-Voting Common Stock at such time.

NOTE 15 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the 2014 Private Placement, the Company also issued, at no additional charge, a Warrant to purchase shares of common stock of the Company.  Warrants to purchase an aggregate of 1,152,125 shares of common stock (or 209,477 shares on a post-reverse-split basis) were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants were exercisable for a period of approximately five (5) years expiring on July 15, 2019, at an exercise price of $10.18 (on a post-reverse-split basis) per share of common stock.  All of the unexercised Warrants expired on July 15, 2019 and, therefore, there were no Warrants outstanding as of June 30, 2020.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (formerly known as Central Federal Corporation) (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, impacts from the ongoing COVID-19 pandemic on local, national and global economic conditions in general and on our industry and business in particular, including adverse impacts on our customer’s operations, financial condition and ability to repay loans, changes in interest rates or disruptions in the mortgage market, and the effects of various governmental responses to the pandemic, including stimulus packages and programs; potential litigation or other risks related to participating in the U.S. Small Business Administration Paycheck Protection Program; and those additional risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A.  Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2019 and in“Item 1A. Risk Factors” of Part II of our Quarterly Report on Form 10-Q filed with the SEC for the quarter ended March 31, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016.  Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding status with the FRB.  Effective as of July 27, 2020, the Company changed its name from Central Federal Corporation to CF Bankshares Inc.

CFBank is a boutique Commercial bank headquartered in Columbus, Ohio. CFBank has focused on bettering the Ohio economy and serving the financial needs of closely held businesses since 1892. Over a century has passed, and yet, our focus remains the same: guide fellow Ohioans to financial stability and success with agility, ease, and care.  As CFBank has expanded, we’ve maintained our penchant for individualized service and direct customer access to decision makers. CFBank now has locations in four major metro Ohio markets - Columbus, Cleveland, Cincinnati, and Akron, as well as branch locations in Columbiana Country (two locations).  In every location, CFBank provides commercial loans and leases, commercial and residential real estate loans and treasury management depository services, corporate treasury management, residential lending, and full service retail banking services and products. In addition, CFBank also has a national residential lending platform.  CFBank is also glad to offer its clients the convenience of online internet banking, mobile banking, and remote deposit. Most of our deposits and loans come from our market area.  Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

COVID-19 Impact. The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020.  The impacts of the COVID-19 pandemic have resulted in, among other things, stock and global market declines, disruption in business and leisure activities as nation-wide stay-at-home orders were mandated, significant strain on the health care industry as it addressed the severity of the health crisis, and shifts in the general economy (such as high unemployment, negative GDP expectations, a 150 bps decline in Federal funds rates, and unprecedented government stimulus), triggering a 2020 recession.  The dramatic events surrounding the

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

pandemic and the uncertainty about the longevity of the pandemic’s affects will continue to impact future expectations about credit costs and margins and noninterest expenses.

Given the extent of uncertainty, we guided numerous existing and new customers through participation in the Paycheck Protection Program (“PPP”) or temporary loan modifications.  The Company originated approximately $126 million of PPP loans during the second quarter to over 550 borrowers.  The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA warranting no credit loss provision.  Using the PPP loans as collateral, the Company funded nearly all of the PPP loans through loans obtained under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carry a low interest rate of 0.35%.  The Company’s loans through the PPPLF totaled $125.1 million at June 30, 2020.  PPP loans are given a zero risk-weight in regulatory risk-based capital ratios.  Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets in the regulatory leverage ratio.  Since the pandemic started, payment modifications were made on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances).

Amid the uncertainty, the Company significantly increased the allowance for loan and lease losses in the first half of 2020 for the dramatically changed circumstances that continue to evolve.  Initial actions to keep customers and employees safe included transitioning a majority of our on-site staff to remote work arrangements and limiting branch access through appointment-only lobbies.

Also in response to COVID-19, the Company has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments.  The Company is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces.  CFBank’s financial service location lobbies were closed for periods of time except for advance appointments only.  Branch drive-ups, ATMs and online/mobile banking services continue to operate and are the preferred option of service.

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

Management’s Discussion and Analysis represents a review of our consolidated financial condition and results of operations for the periods presented.  This review should be read in conjunction with our consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q and our 2019 Audited Financial Statements.

Financial Condition

General.  Assets totaled $1.1 billion at June 30, 2020 and increased $265.5 million, or 30.2%, from $880.5 million at December 31, 2019.  The increase was primarily due to a $183.2 million increase in net loan balances, a $31.5 million increase in cash and cash equivalents, and a $30.2 million increase in loans held for sale.

Cash and cash equivalents.  Cash and cash equivalents totaled $77.4 million at June 30, 2020, and increased $31.5 million, or 68.7%, from $45.9 million at December 31, 2019.  The increase in cash and cash equivalents was primarily attributed to increases in FHLB advances and other borrowings and deposits, partially offset by an increase in net loans and loans held for sale.

Securities. Securities available for sale totaled $10.8 million at June 30, 2020, and increased $2.6 million, or 32.2%, compared to $8.2 million at December 31, 2019.  The increase was due to security purchases, partially offset by principal maturities.

Loans held for sale.  Loans held for sale totaled $165.9 million at June 30, 2020 and increased $30.2 million, or 22.2%, from $135.7 million at December 31, 2019.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans and Leases.  Net loans and leases totaled $846.5 million at June 30, 2020, and increased $183.2 million, or 27.6%, from $663.3 million at December 31, 2019.  The increase was primarily due to a $156.9 million increase in commercial loan balances, a $24.7 million increase in commercial real estate loan balances, an $8.0 million increase in single-family residential loan balances, and a $7.4 million increase in multi-family loan balances, partially offset by an $8.1 million decrease in construction loan balances.  The increases in the aforementioned loan balances were primarily due to the origination and funding of $126.2 million of loans under the SBA’s Paycheck Protection Program (PPP), coupled with increased sales activity and new relationships.  The decrease in construction loan balances was primarily due to the completion of construction projects.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three and six months ended June 20, 2020, loan origination activity totaled $115.6 million and $217.8, respectively, and payoffs for the same period totaled $112.3 million and $220.7 million, respectively.  At June 30, 2020 and December 31, 2019, CFBank held $23.1 million and $26.0 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).  The allowance for loan and lease losses totaled $10.1 million at June 30, 2020, and increased $3.0 million, or 41.6%, from $7.1 million at December 31, 2019.  The increase in the ALLL is due to  a $3.1 million provision for loan and lease losses expense, partially offset by net charge-offs during the six months ended June 30, 2020.  The ratio of the ALLL to total loans was 1.18% at June 30, 2020, compared to 1.06% at December 31, 2019.  The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 1.40% at June 30, 2020, compared to 1.07% at December 31, 2019.

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

Individually evaluated impaired loans totaled $2.9 million at June 30, 2020, and decreased $1.7 million, or 36.8%, from $4.6 million at December 31, 2019.  The decrease was primarily due to a payoff of a commercial real estate loan during the first quarter. The amount of the ALLL specifically allocated to individually impaired loans totaled $22,000 at June 30, 2020 and $35,000 at December 31, 2019.  The decrease in the ALLL specifically allocated to impaired loans was primarily due to the payoff of a commercial real estate loan and management’s updated analysis.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $581,000 at June 30, 2020, and decreased $1.9 million from $2.4 million at December 31, 2019.  The decrease was primarily due to a payoff of a commercial real estate loan during the first quarter.  The ratio of nonperforming loans to total loans was 0.07% at June 30, 2020 compared to 0.36% at December 31, 2019.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $0 at June 30, 2020 and $85,000 at December 31, 2019.  The decrease in TDRs included in nonaccrual loans was primarily due to a commercial loan that was returned to accrual status during the first quarter.

Nonaccrual loans at June 30, 2020 and December 31, 2019 do not include $2.9 million and $2.8 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

Management’s loan review process is an integral part of identifying problem loans and determining the ALLL. We maintain an internal credit rating system and loan review procedures specifically developed as the primary credit quality indicator to monitor credit risk for commercial, commercial real estate and multi-family residential real estate loans.  We analyze these loans individually and categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  Credit reviews for these loan types are generally performed at least annually, and more often for loans with higher credit risk.  Loan officers maintain close contact with borrowers between reviews.  Adjustments to loan risk ratings are based on the reviews and at any time information is received that may affect risk ratings.  Additionally, an independent third party review of commercial, commercial real estate and multi-family residential loans is performed at least annually.  Management uses the results of these reviews to help determine the effectiveness of the existing policies and procedures and to provide an independent assessment of our internal loan risk rating system.

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

The level of total criticized and classified loans increased by $3.8 million, or 34.5%, during the six months ended June 30, 2020 primarily due to a loan downgrade.  Loans designated as special mention increased $4.7 million, or 94.2%, and totaled $9.7 million at June 30, 2020, compared to $5.0 million at December 31, 2019.  Loans classified as substandard decreased $975,000, or 16.7%, and totaled $4.9 million at June 30, 2020, compared to $5.9 million at December 31, 2019.  No loans were classified as doubtful at June  30, 2020 or December 31, 2019.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

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

Total past due loans decreased $3.8 million and totaled $1.4 million at June 30, 2020, compared to $5.2 million at December 31, 2019.  Past due loans totaled 0.2% of the loan portfolio at June 30, 2020, compared to 0.8% at December 31, 2019.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $84.3 million, or 25.7%, of CFBank’s commercial portfolio at June 30, 2020, compared to $82.5 million, or 48.4%, at December 31, 2019.  Interest only home equity lines of credit totaled $18.1  million, or 92.4%, of the total home equity lines of credit at June 30, 2020 compared to $19.4 million, or 92.7%, at December 31, 2019.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2020; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   There were no foreclosed assets at June 30, 2020 and at December 31, 2019.  The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.    Deposits totaled $849.0 million at June 30, 2020, an increase of $102.7 million, or 13.8%, from $746.3 million at December 31, 2019.   The increase is due to a $70.0 million increase in interest-bearing deposit accounts and a $32.7 million increase in noninterest-bearing account balances.  Interest-bearing deposit accounts increased to $700.8 million at June 30, 2020, from $630.8 million at December 31, 2019.  The increase in interest-bearing accounts is primarily attributed to a $36.2 million increase in certificate of deposit account balances, a $16.9 million increase in money market account balances, and a $14.7 million increase in interest-bearing checking account balances. The increase in certificate of deposit account balances was due to increases in retail and listing service certificates of deposits, partially offset by a decrease in brokered certificates of deposit.  The increases in retail certificate of deposits and money market account balances were primarily due to increases in customer relationships and balances from on-going sales and marketing activities. The increase in interest-bearing checking is primarily related to the balances in the Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  The increase in noninterest bearing checking account balances was primarily driven by PPP loan proceeds being deposited into customers’ accounts.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $121.9 million at June 30, 2020, and decreased $3.0 million, or 2.4% from $124.9 million at December 31, 2019.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $42.0 million at June 30, 2020 and increased $14.0 million, or 49.9%, from $28.0 million at December 31, 2019.

FHLB advances and other debt.  FHLB advances and other debt totaled $165.8 million at June 30, 2020 and increased $136.8 million, or 471.4%, compared to $29.0 million at December 31, 2019.  The Holding Company had an existing credit facility with a third-party bank which was modified to a $10.0 million revolving line-of-credit in December 2018.  In December 2019, the $5.0

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

million outstanding balance on the existing line-of-credit was converted to a $5.0 million term loan with an additional $10.0 million revolving line-of-credit.  The new term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of June 30, 2020, the Company had an outstanding balance of $4.8 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5.0 million and no outstanding balance on the credit facility.

At June 30, 2020, CFBank had $8.0 million of availability in an unused line of credit at a commercial bank.  There were no outstanding borrowings on this line at June 30, 2020 and December 31, 2019.  During the third quarter of 2019, CFBank added an additional $15.0 million line of credit at another commercial bank.  There were no outstanding borrowings on this line of credit at June 30, 2020 and December 31, 2019.

During the fourth quarter of 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  This warehouse facility had no outstanding balance at June 30, 2020 and $7.5 million at December 31, 2019.  See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

During the second quarter of 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 1.75% or 3.50% and are secured by the specific loans that were funded.  This warehouse facility had no outstanding balance at June 30, 2020 and December 31, 2019.

During the quarter ended June 30, 2020, the Bank participated in PPPLF, which provided liquidity through term financing backed by PPP loans.  At June 30, 2020, the principal balance of PPPLF advances outstanding was $125.1 million. Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA.

Subordinated debentures.  Subordinated debentures totaled $14.8 million at June 30, 2020 and at December 31, 2019.  In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000.  In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  Interest payments were current at June 30, 2020 and December 31, 2019.

Stockholders’ equity. Stockholders’ equity totaled $92.6 million at June 30, 2020, an increase of $11.9 million, or 14.8%, from $80.7 million at December 31, 2019.  The increase in total stockholders’ equity was primarily attributed to net income.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2020 and 2019.

General.   Net income for the three months ended June 30, 2020 totaled $10.1 million (or $1.53 per diluted common share) and increased $7.8 million, or 341.6%, compared to net income of $2.3 million (or $0.55 per diluted common share) for the three months ended June 30, 2019.

CF BANKSHARES INC.

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

Net interest income totaled $6.3 million for the quarter ended June 30, 2020 and increased $1.1 million, or 20.2%, compared to net interest income of $5.2 million for the quarter ended June 30, 2019.  The increase in net interest income was primarily due to a $1.4 million, or 16.0%, increase in interest income, partially offset by a $309,000, or 9.4%, increase in interest expense.  The increase in interest income was primarily attributed to a $360.7 million, or 53.2%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 121bps decrease in average yield on interest-earning assets.  The increase in interest expense was attributed to a $290.8 million, or 53.7%, increase in average interest-bearing liabilities, partially offset by a 70bps decrease in the average cost of funds on interest-bearing liabilities.  The net interest margin of 2.42% for the quarter ended June 30, 2020 decreased 66bps compared to the net interest margin of 3.08% for the quarter ended June 30, 2019.

Interest income totaled $9.9 million and increased $1.4 million, or 16.0%, for the quarter ended June 30, 2020, compared to $8.5 million for the quarter ended June 30, 2019.  The increase in interest income was primarily attributed to a $341.2 million, or 54.5%, increase in average loans and loans held for sale outstanding, partially offset by a 115bp decrease in average yield on loans and loans held for sale.

Interest expense totaled $3.6 million and increased $309,000, or 9.4%, for the quarter ended June 30, 2020, compared to $3.3 million for the quarter ended June 30, 2019.  The increase in interest expense was attributed a $290.8 million, or 53.7%, increase in average interest-bearing liabilities, partially offset by a 70bps decrease in the average yield of interest-bearing liabilities.

Provision for loan and lease losses.  The provision for loan and lease losses expense for the quarter ended June 30, 2020 was $3.1 million compared to no provision for loan and lease losses expense for the quarter ended June 30, 2019. The increase in the provision for loan and lease losses was a reflection of the increased economic stress associated with the COVID-19 pandemic and specific consideration of its impact on certain industries.  Net charge-offs for the quarter ended June 30, 2020 totaled $91,000, compared to net recoveries of $5,000 for the quarter ended June 30, 2019.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2020 and 2019.

	For the three months ended June 30,
	2020	2019
(unaudited)	(Dollars in thousands)
Commercial	$39	$-
Single-family residential real estate	56	(1)
Home equity lines of credit	(4)	(4)
Total	$91	$(5)

Noninterest income.  Noninterest income for the quarter ended June 30, 2020 totaled $19.9 million and increased $17.3 million, or 674.1%, compared to $2.6 million for the quarter ended June 30, 2019.  The increase was primarily due to a $17.3 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was primarily a result of increased sales volume related to our residential mortgage lending business.

Noninterest expense.    Noninterest expense for the quarter ended June 30, 2020 totaled $10.3 million and increased $5.4 million, or 109.1%, compared to $4.9 million for the quarter ended June 30, 2019.  The increase in noninterest expense during the three months ended June 30, 2020 was primarily due to a $3.6 million increase in salaries and employee benefits expense, an $826,000 increase in professional fees expense, and a $632,000 increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.  The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business.  The increase in advertising and marketing expense was primarily due to increased expenditures related to leads-based marketing to drive revenue growth in our residential mortgage lending business.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Income taxes.    Income tax expense was $2.6 million for the quarter ended June 30, 2020, an increase of $2.0 million, compared to $583,000 for the quarter ended June 30, 2019.  The effective tax rate for the quarter ended June 30, 2020 was approximately 20.7%, as compared to approximately 20.4% for the quarter ended June 30, 2019.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June 30, 2020 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2020 and 2019.

General.   Net income for the six months ended June 30, 2020 totaled $12.1 million (or $1.82 per diluted common share) and increased $8.1 million, or 204.8%, compared to net income of $4.0 million (or $0.93 per diluted common share) for the six months ended June 30, 2019.

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

Net interest income totaled $12.4 million for the six months ended June 30, 2020 and increased $2.1 million, or 20.1%, compared to net interest income of $10.3 million for the six months ended June 30, 2019.  The increase in net interest income was primarily due to a $3.4 million, or 20.1%, increase in interest income, partially offset by a $1.3 million, or 21.1%, increase in interest expense.  The increase in interest income was primarily attributed to a $288.7 million, or 43.9%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by an 81bps decrease in average yield on interest-earning assets.  The increase in interest expense was attributed to a $241.6 million, or 46.4%, increase in average interest-bearing liabilities, partially offset by a 41bps decrease in the average cost of funds on interest-bearing liabilities.  The net interest margin of 2.62% for the six months ended June 30, 2020 decreased 52bps compared to the net interest margin of 3.14% for the six months ended June 30, 2019.

Interest income totaled $19.8 million and increased $3.4 million, or 20.5%, for the six months ended June 30, 2020, compared to $16.4 million for the six months ended June 30, 2019.  The increase in interest income was primarily attributed to a $288.1 million, or 47.9%, increase in average loans and loans held for sale outstanding, partially offset by a 80bp decrease in average yield on loans and loans held for sale.

Interest expense totaled $7.4 million and increased $1.3 million, or 21.1%, for the six months ended June 30, 2020, compared to $6.1 million for the six months ended June 30, 2019.  The increase in interest expense was primarily attributed a $178.5 million, or 36.6%, increase in average interest-bearing deposits, partially offset by a 28bps decrease in the average yield of interest-bearing deposits.

Provision for loan and lease losses.  The provision for loan and lease losses expense for the six months ended June 30, 2020 was $3.1 million compared to no provision for loan and lease losses expense for the six months ended June 30, 2019.  As noted above, the increase in the provision for loan and lease losses was a reflection of the increased economic stress associated with the COVID-19 pandemic and specific consideration of its impact on certain industries.  Net charge-offs for the six months ended June 30, 2020 totaled $156,000, compared to net recoveries of $17,000 for the six months ended June 30, 2019.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2020 and 2019

	For the six months ended June 30,
	2020	2019
(unaudited)	(Dollars in thousands)
Commercial	$110	$-
Single-family residential real estate	54	(3)
Home equity lines of credit	(8)	(14)
Total	$156	$(17)

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Noninterest income.  Noninterest income for the six months ended June 30, 2020 totaled $23.3 million and increased $19.0 million, or 447.1%, compared to $4.3 million for the quarter ended June 30, 2019.  The increase was primarily due to an $18.6 million increase in net gain on sale of loans, coupled with a $407,000 increase in swap fee income.  The increase in net gain on sale of loans was primarily a result of increased sales volume related to our residential mortgage lending business.  The increase in swap fee income was due to an increase in customer swap transactions.

Noninterest expense.  Noninterest expense for the six months ended June 30, 2020 totaled $17.4 million and increased $7.8 million, or 80.3%, compared to $9.6 million for the six months ended June 30, 2019.  The increase in noninterest expense during the six months ended June 30, 2020 was primarily due to a $4.2 million increase in salaries and employee benefits expense, a $1.5 million increase in professional fees expense, and a $1.3 million increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.  The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business.  The increase in advertising and marketing expense was primarily due to increased expenditures related to leads-based marketing to drive revenue growth in our residential mortgage lending business.

Income taxes.    Income tax expense was $3.2 million for the six months ended June 30, 2020, an increase of $2.2 million, compared to $1.0 million for the quarter ended June 30, 2019.  The effective tax rate for the quarter ended June 30, 2020 was approximately 20.7%, as compared to approximately 20.2% for the quarter ended June 30, 2019.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of June, 2020 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

CF BANKSHARES INC.

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

	For Three Months Ended June 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$11,023	$42	1.55%	$9,557	$43	1.79%
Loans and loans held for sale (3)	966,902	9,759	4.04%	625,745	8,112	5.19%
Other earning assets	56,302	17	0.12%	39,448	297	3.01%
FHLB and FRB stock	5,011	50	3.99%	3,816	53	5.56%
Total interest-earning assets	1,039,238	9,868	3.80%	678,566	8,505	5.01%
Noninterest-earning assets	49,418			33,566
Total assets	$1,088,656			$712,132

Interest-bearing liabilities:
Deposits	$693,823	3,001	1.73%	$508,424	2,876	2.26%
FHLB advances and other borrowings	138,648	584	1.68%	33,281	400	4.81%
Total interest-bearing liabilities	832,471	3,585	1.72%	541,705	3,276	2.42%

Noninterest-bearing liabilities	170,533			121,851
Total liabilities	1,003,004			663,556

Equity	85,652			48,576
Total liabilities and equity	$1,088,656			$712,132

Net interest-earning assets	$206,767			$136,861
Net interest income/interest rate spread		$6,283	2.08%		$5,229	2.59%
Net interest margin			2.42%			3.08%
Average interest-earning assets
to average interest-bearing liabilities	124.84%			125.26%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$10,580	$85	1.63%	$9,622	$85	1.76%
Loans and loans held for sale (3)	889,050	19,511	4.39%	600,980	15,602	5.19%
Other earning assets	42,326	124	0.59%	43,557	652	2.99%
FHLB and FRB stock	4,551	94	4.13%	3,678	107	5.82%
Total interest-earning assets	946,507	19,814	4.19%	657,837	16,446	5.00%
Noninterest-earning assets	45,634			33,748
Total assets	$992,141			$691,585

Interest-bearing liabilities:
Deposits	$666,145	6,317	1.90%	$487,613	5,309	2.18%
FHLB advances and other borrowings	96,511	1,091	2.26%	33,488	808	4.83%
Total interest-bearing liabilities	762,656	7,408	1.94%	521,101	6,117	2.35%

Noninterest-bearing liabilities	145,750			123,125
Total liabilities	908,406			644,226

Equity	83,735			47,359
Total liabilities and equity	$992,141			$691,585

Net interest-earning assets	$183,851			$136,736
Net interest income/interest rate spread		$12,406	2.25%		$10,329	2.65%
Net interest margin			2.62%			3.14%
Average interest-earning assets
to average interest-bearing liabilities	124.11%			126.24%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CF BANKSHARES INC.

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

	Three Months Ended			Six Months Ended
	June 30, 2020			June 30, 2020
	Compared to Six Months Ended			Compared to Six Months Ended
	June 30, 2019			June 30, 2019

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(25)	$24	$(1)	$(14)	$14	$-
Loans and loans held for sale	(9,744)	11,391	1,647	(6,344)	10,253	3,909
Other earning assets	(897)	617	(280)	(510)	(18)	(528)
FHLB and FRB Stock	(64)	61	(3)	(63)	50	(13)
Total interest-earning assets	(10,730)	12,093	1,363	(6,931)	10,299	3,368

Interest-bearing liabilities:
Deposits	(3,242)	3,367	125	(1,763)	2,771	1,008
FHLB advances and other borrowings	(1,693)	1,877	184	(1,277)	1,560	283
Total interest-bearing liabilities	(4,935)	5,244	309	(3,040)	4,331	1,291

Net change in net interest income	$(5,795)	$6,849	$1,054	$(3,891)	$5,968	$2,077

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

CF BANKSHARES INC.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2020 and December 31, 2019.

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$72,085	$44,080
Additional borrowing capacity at the FHLB	60,255	72,153
Additional borrowing capacity at the FRB	66,094	65,614
Unused commercial bank lines of credit	23,000	23,000
Total	$221,434	$204,847

Cash, unpledged securities and deposits in other financial institutions increased $28.0 million, or 63.5%, to $72.1 million at June 30, 2020, compared to $44.1 million at December 31, 2019.  The increase is primarily attributed to an increase in FHLB advances and other borrowings and deposits, partially offset by an increase in loans and leases and loans held for sale

CFBank’s additional borrowing capacity with the FHLB decreased $11.9 million, or 16.5%, to $60.3 million at June 30, 2020, compared to $72.2 million at December 31, 2019.  The decrease is primary attributed to an increase in FHLB fixed rate advances.

CFBank’s additional borrowing capacity at the FRB increased $480,000, or 0.07%, to $66.1 million at June 30, 2020 from $65.6 million at December 31, 2019. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $23.0 million of availability in unused lines of credit with two commercial banks at June 30, 2020 and December 31, 2019.

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

Management believes that the Holding Company had adequate funds at June 30, 2020 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $220,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 4.22% at June 30, 2020.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000.  The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The Holding Company had an existing credit facility with a third-party bank which was modified to a $10.0 million revolving line-of-credit in December 2018.  In December 2019, the $5.0 million outstanding balance on the existing line-of-credit was converted to a $5,000 term loan with an additional $10.0 million revolving line-of-credit.  The new term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of June 30, 2020, the Company had an outstanding balance of $4.8 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5.0 million and no outstanding balance on the credit facility.  The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2020, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2020.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CF BANKSHARES INC.

PART II. Item 1 to 6

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

Item 1A.  Risk Factors

The following information updates and supplements our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31,2020:

As a participating lender in the SBA Paycheck Protection Program (“PPP”), CFBank is subject to additional risks of litigation from its customers or other parties regarding CFBank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a loan program administered through the SBA referred to as the PPP.  Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria.  CFBank has participated as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there was some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes CFBank to potential risks relating to noncompliance with the PPP.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees.  CFBank may be exposed to the risk of similar litigation, from both customers and non-customers that approached CFBank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees.  If any such litigation is filed against CFBank and is not resolved in a favorable manner, it may result in significant financial liability or adversely affect the Company’s reputation.  In addition, litigation can be costly, regardless of outcome.  Any financial liability, litigation costs or reputational damage caused by PPP-related litigation could have a material adverse impact on our business, financial condition and results of operations.

CFBank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which a PPP loan was originated, funded, or serviced by CFBank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by CFBank, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from CFBank.

Operational impacts from the COVID-19 pandemic could adversely affect our business, financial condition and results of operations.

In response to COVID-19, the Company has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments.  Reduced workforces which may be caused by, but not limited to, illness, quarantine, stay at home or other government mandates, or difficulties transitioning back to an in office environment, could result in an adverse impact to the Company’s operations and financial performance.  Employees with health conditions putting them at higher risk of adverse effects from COVID-19 are working remotely.  The Company is encouraging virtual meetings and conference calls in place of in-person meetings, including the annual shareholders meeting which was held via teleconference this year.  Additionally, travel has been restricted.  The Company is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces.  CFBank’s financial service location lobbies were closed for periods of time except for advance appointments only.  Branch drive-ups, ATMs and online/mobile banking services continue to operate and are the preferred option of service.  Even with the precautions undertaken, the continued spread or prolonged impact of COVID-19 could negatively impact the availability of key personnel or significant numbers of the Company's staff, who are necessary to conduct the Company' business.

Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices.  The continuation of

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk.  These cybersecurity risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of the Company’s ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt operations and the operations of any impacted customers.

The Company also relies on many third parties in business operations, including appraisers of real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses.  In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services.  For example, loan originations could be delayed due to the limited availability of real estate appraisers for the underlying collateral.  Loan closings could be delayed due to reductions in available staff in recording offices or the closing of courthouses in certain counties, which slows the process for title work, and mortgage and UCC filings in those counties.  If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect the Company’s operations.

The Company may be exposed to increased interest rate risk as a result of the COVID-19 pandemic.

The Company’s net interest income, lending activities, deposits and profitability could be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19.  In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0% to 0.25%, citing concerns about the impact of COVID-19 on markets and stress in the energy sector.  A prolonged period of extremely volatile and unstable market conditions would likely increase the Company’s funding costs and negatively affect market risk mitigation strategies.  Higher revenue volatility from changes in interest rates and spreads to benchmark indices could cause a loss of future net interest income and a decrease in the fair market values of the Company’s assets.  Fluctuations in interest rates will impact both the level of income and expense recorded on most of the Company’s assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on the Company’s net income, results of operations and financial condition.  Low rates increase the risk in the U.S. of a negative interest rate environment in which interest rates drop below zero, either broadly or for some types of instruments.  Such an occurrence would likely further reduce the interest the Company earns on loans and other earning assets, while also likely requiring the Company to pay to maintain its deposits with the Federal Reserve. The Company’s systems may not be able to adequately handle a negative interest rate environment and not all variable rate instruments are designed for such a circumstance.  The Company cannot predict the nature or timing of future changes in monetary policies in response to the outbreak or the precise effects that they may have on the Company’s activities and financial results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2020.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2020	18,475	10.33	18,475	37,772
May 1 through May 31, 2020	24,042	$10.64	24,042	13,760
June 1 through June 30, 2020	13,730	10.92	13,730	-
Total	56,247	$10.61	56,247

(1)

On March 12, 2020, the Board of Directors of the Holding Company authorized a stock repurchase program pursuant to which the Holding Company may repurchase up to 3% of the Holding Company’s outstanding common stock over the period commencing March 13, 2020 and ending September 30, 2020.  Under the stock repurchase program, the Holding Company may purchase shares of its common stock from time to time through various means, including open market transactions and privately negotiated transactions.

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2, filed with the Commission on October 28, 2005 (File No. 333-129315))

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1, filed with the Commission on May 4, 2012 (File No. 333-177434))

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 25, 2019, filed with the Commission on October 31, 2019 (File No. 0-25045))

3.9

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 28, 2020, filed with the commission on July 20, 2020 (File No. 0-25045)

3.10

Certificate of Incorporation, as amended, of the registrant [This document represents the Certificate of Incorporation of the registrant in compiled form incorporating all amendments.  This compiled document has not been filed with the Delaware Secretary of State.]

3.11

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications
101.1	Interactive Data File (XBRL)

CF BANKSHARES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF BANKSHARES INC.

Dated: August 12, 2020	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 12, 2020	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Senior Vice President and Senior Financial Officer