Form 10-Q
period 2020-09-30
CF BANKSHARES INC.
filed 2020-11-10
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

 ______________________________________

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

Yes [  ]    No [X]

As of November 1, 2020, there were 5,305,056 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$92,784	$45,879
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	9,746	8,174
Loans held for sale, at fair value	308,691	135,711
Loans and leases, net of allowance of $15,492 and $7,138	871,709	663,303
FHLB and FRB stock	5,377	4,008
Premises and equipment, net	3,937	3,991
Operating lease right-of-use assets	1,488	1,780
Bank owned life insurance	5,453	5,345
Accrued interest receivable and other assets	37,754	12,254
Total assets	$1,337,039	$880,545

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$149,886	$115,530
Interest bearing	824,082	630,793
Total deposits	973,968	746,323
FHLB advances and other debt	224,521	29,017
Advances by borrowers for taxes and insurance	537	929
Operating lease liabilities	1,642	1,960
Accrued interest payable and other liabilities	18,567	6,846
Subordinated debentures	14,835	14,806
Total liabilities	1,234,070	799,881

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909;
shares issued: 5,401,365 at September 30, 2020 and 5,409,394 at December 31, 2019	54	54
Non-voting Common stock, $.01 par value;
shares authorized: 1,260,700;
shares issued: 1,260,700 at September 30, 2020 and 0 at December 31, 2019	13	-
Series B Preferred stock, $0.01 par value; 480,000 shares authorized;
0 issued at September 30, 2020 and 0 at December 31, 2019	-	-
Series C Preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at September 30, 2020 and 12,337 shares issued at December 31, 2019	-	-
Additional paid-in capital	87,516	86,903
Retained earnings (accumulated deficit)	19,328	(2,932)
Accumulated other comprehensive income	122	28
Treasury stock, at cost; 95,809 shares of common stock at September 30, 2020 and 32,940 shares of common stock at December 31, 2019	(4,064)	(3,389)
Total stockholders' equity	102,969	80,664
Total liabilities and stockholders' equity	$1,337,039	$880,545

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest and dividend income
Loans and leases, including fees	$10,504	$8,588	$30,015	$24,190
Securities	40	45	125	130
FHLB and FRB stock dividends	51	51	145	158
Federal funds sold and other	22	161	146	813
	10,617	8,845	30,431	25,291
Interest expense
Deposits	2,803	3,055	9,120	8,364
FHLB advances and other debt	447	206	1,051	501
Subordinated debentures	226	253	713	766
	3,476	3,514	10,884	9,631
Net interest income	7,141	5,331	19,547	15,660
Provision for loan and lease losses	5,750	-	8,875	-
Net interest income after provision for loan and lease losses	1,391	5,331	10,672	15,660

Noninterest income
Service charges on deposit accounts	161	146	451	408
Net gains on sales of loans	23,087	3,070	45,556	6,935
Swap fee income	28	-	435	-
Earnings on bank owned life insurance	36	37	108	106
Other	64	34	126	97
	23,376	3,287	46,676	7,546
Noninterest expense
Salaries and employee benefits	7,352	2,865	16,647	8,009
Occupancy and equipment	254	278	754	724
Data processing	434	335	1,308	944
Franchise and other taxes	180	106	543	318
Professional fees	1,358	448	3,545	1,092
Director fees	134	137	513	401
Postage, printing and supplies	19	51	135	177
Advertising and marketing	1,613	647	4,136	1,889
Telephone	59	54	165	144
Loan expenses	72	80	234	171
Foreclosed assets, net	-	-	-	(9)
Depreciation	98	82	278	231
FDIC premiums	150	47	441	351
Regulatory assessment	46	42	136	124
Other insurance	25	25	79	72
Other	123	131	360	315
	11,917	5,328	29,274	14,953
Income before incomes taxes	12,850	3,290	28,074	8,253
Income tax expense	2,664	673	5,814	1,675
Net income	10,186	2,617	22,260	6,578
Accretion of discount and value of warrants exercised related to Series B preferred stock	-	36	-	219
Earnings allocated to participating securities (Series C preferred stock)	-	-	(2,289)	-
Net income attributable to common stockholders	$10,186	$2,653	$19,971	$6,797

Earnings per common share:
Basic	$1.56	$0.59	$3.41	$1.54
Diluted	$1.54	$0.59	$3.36	$1.52

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$10,186	$2,617	$22,260	$6,578
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of ($6) and $3, and $25 and $26	(24)	10	94	97
Other comprehensive income (loss), net of tax	(24)	10	94	97
Comprehensive income	$10,162	$2,627	$22,354	$6,675

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2020	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at July 1, 2020	$54	$13	$87,276	$9,142	$146	$(4,064)	$92,567
Net income				10,186			10,186
Other comprehensive loss					(24)		(24)
Issuance of 19,660 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			240				240
Balance at September 30, 2020	$54	$13	$87,516	$19,328	$122	$(4,064)	$102,969

		Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
Nine months ended September 30, 2020	Stock	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at January 1, 2020	$54	$-	$86,903	$(2,932)	$28	$(3,389)	$80,664
Net income				22,260			22,260
Other comprehensive income					94		94
Issuance of 19,660 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			590				590
Stock options exercised			36				36
Acquisition of 1,869 treasury shares surrendered upon vesting for restricted stock for payment of taxes						(27)	(27)
Purchase of 61,000 treasury shares						(648)	(648)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Balance at September 30, 2020	$54	$13	$87,516	$19,328	$122	$(4,064)	$102,969

				Accumulated
		Additional		Other		Total
	Common	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2019	Stock	Capital	Deficit	Income (Loss)	Stock	Equity
Balance at July 1, 2019	$45	$62,835	$(8,608)	$14	$(3,366)	$50,920
Net income			2,617			2,617
Other comprehensive income				10		10
Restricted stock expense, net of forfeitures		136				136
Exercise of warrants to common stock	-	199				199
Accretion of discount and value of warrants exercised		(36)	36			-
Balance at September 30, 2019	$45	$63,134	$(5,955)	$24	$(3,366)	$53,882

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

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2020	2019
Net Income	$22,260	$6,578
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	8,875	-
Depreciation	278	231
Amortization, net	(924)	(8)
Deferred income tax (benefit)	(1,677)	8
Originations of loans held for sale	(1,295,005)	(411,257)
Proceeds from sale of loans held for sale	1,220,968	352,538
Net gains on sales of loans	(45,556)	(6,935)
Gain on sale of foreclosed assets	-	(12)
Earnings on bank owned life insurance	(108)	(106)
Stock-based compensation expense	590	390
Net change in:
Accrued interest receivable and other assets	(22,684)	(3,176)
Operating lease right-of-use asset	292	310
Operating lease right-of-use liability	(318)	(306)
Accrued interest payable and other liabilities	11,221	1,222
Net cash used by operating activities	(101,788)	(60,523)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	4,085	2,558
Purchases	(5,552)	(1,494)
Loan and lease originations and payments, net	(216,349)	(80,283)
Proceeds from the sale of loans	1,439	1,137
Additions to premises and equipment	(224)	(419)
Purchase of FRB and FHLB Stock	(1,369)	(493)
Purchase of other investments	(1,000)	(734)
Return of investment-joint ventures	337	95
Proceeds from the sale of foreclosed assets	-	50
Net cash used by investing activities	(218,633)	(79,583)
Cash flows from financing activities:
Net change in deposits	227,645	106,161
Proceeds from FHLB advances and other debt	450,637	577,500
Repayments on FHLB advances and other debt	(309,925)	(574,500)
Net change in advances by borrowers for taxes and insurance	(392)	(318)
Proceeds from exercise of stock options	36	-
Exercise of warrants to common stock	-	1,258
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(27)	-
Purchase of treasury shares	(648)	-
Net cash from financing activities	367,326	110,101
Net change in cash and cash equivalents	46,905	(30,005)
Beginning cash and cash equivalents	45,879	67,304
Ending cash and cash equivalents	$92,784	$37,299

Supplemental cash flow information:
Interest paid	$10,411	$2,574
Income tax paid	7,800	1,780
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	1,404	657
Investment payable on limited liability corporation and limited partnership	500	1,170
Transfer of other liability to operating lease right-of-use asset	-	184
Initial recognition of operating right-of-use lease asset	-	2,368
Initial recognition of operating right-of-use lease liability	-	2,368
Loans held for sale funded with other debt, net of repayments	54,792	-

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three and nine months ended September 30, 2020 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2019 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Form 10-K for the year ended December 31, 2019 (referred to herein as the “2019 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

Low Income Housing Tax Credits (LIHTC):  The Company has invested in low income housing tax credits (“LIHTCs”) through funds that assist corporations in investing in limited partnerships and limited liability companies that own, develop and operate low income residential rental properties for purposes of qualifying for LIHTCs. These investments are accounted for under the proportional amortization method which recognizes the amortization of the investment in proportion to the tax credit and other tax benefits received.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Historic Tax Credits:  In June 2019, the Company made an equity investment as a non-managing member in an entity that is expected to receive historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code.  The Company expects to receive a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time.  The HTC investment is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets.  The Company’s recorded investment in this entity was $894 at September 30, 2020 and December 31, 2019.  The maximum exposure to loss related to these investments was $894 at September 30, 2020, representing the Company’s investment balance.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Basic
Net income	$10,186	$2,617	$22,260	$6,578
Accretion of discount and value of warrants exercised related to Series B preferred stock (1)	-	36	-	219
Earnings allocated to participating securities (Series C preferred stock) (2)	-	-	(2,289)	-
Net income allocated to common stockholders	$10,186	$2,653	$19,971	$6,797

Weighted average common shares outstanding including unvested share-based payment awards	6,563,264	4,488,399	5,907,395	4,419,444
Less: Unvested share-based payment awards-2019 Plan	(47,875)	-	(42,202)	-
Average shares	6,515,389	4,488,399	5,865,193	4,419,444
Basic earnings per common share	$1.56	$0.59	$3.41	$1.54

Diluted
Net earnings allocated to common stockholders	$10,186	$2,653	$19,971	$6,797
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$10,186	$2,653	$19,971	$6,797

Weighted average common shares outstanding for basic earnings per common share	6,515,389	4,488,399	5,865,193	4,419,444
Add: Dilutive effects of assumed exercises of stock options	33,732	37,050	28,305	37,067
Add: Dilutive effects of assumed exercises of stock warrants	-	-	-	9,262
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	47,875	-	42,202
Average shares and dilutive potential common shares	6,596,996	4,525,449	5,935,700	4,465,773
Diluted earnings per common share	$1.54	$0.59	$3.36	$1.52

(1)	All outstanding warrants expired on July 15, 2019.
(2)

All 12,607 outstanding shares of Series C preferred stock were converted into a total of 1,260,700 shares of the Company’s Non-Voting Common Stock effective as of the close of business on May 28, 2020.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Stock options	437	451	442	467

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income.  Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of Noninterest Income are as follows:

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2020 and December 31, 2019 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,523	$151	$-	$9,674
Mortgage-backed securities - residential	69	3	-	72
Total	$9,592	$154	$-	$9,746

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$7,986	$32	$1	$8,017
Mortgage-backed securities - residential	126	4	-	130
Collateralized mortgage obligations	27	-	-	27
Total	$8,139	$36	$1	$8,174

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2020 or September 30, 2019.

There were no sales of securities for the three and nine months ended September 30, 2020 and 2019.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at September 30, 2020 and December 31, 2019 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	September 30, 2020		December 31, 2019
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,520	$5,551	$5,001	$5,000
Due from one to five years	4,003	4,123	2,985	3,017
Mortgage-backed securities - residential	69	72	126	130
Collateralized mortgage obligations	-	-	27	27
Total	$9,592	$9,746	$8,139	$8,174

Fair value of securities pledged as collateral was as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Pledged as collateral for:
FHLB advances	$2,024	$3,074
Public deposits	3,074	2,015
Mortgage banking derivatives	3,029	1,500
Interest-rate swaps	60	77
Total	$8,187	$6,666

At September 30, 2020 and December 31, 2019, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

There were no unrealized losses at September 30, 2020.

The following table summarizes securities with unrealized losses at December 31, 2019, aggregated by major security type and length of time in a continuous unrealized loss position.

December 31, 2019	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury (1)	$499	$-	$2,501	$1	$3,000	$1
Total temporarily impaired	$499	$-	$2,501	$1	$3,000	$1

(1)	Unrealized losses in an amount less than $1 have been rounded down to zero.

The unrealized losses in U.S. Treasuries at December 31, 2019 were related to multiple securities.  Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2019.

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

	September 30, 2020	December 31, 2019
	(unaudited)
Commercial (1)	$331,273	$170,646
Real estate:
Single-family residential	140,635	120,256
Multi-family residential	45,856	39,229
Commercial	275,153	247,543
Construction	71,679	67,652
Consumer:
Home equity lines of credit	20,481	20,941
Other	2,124	4,174
Subtotal	887,201	670,441
Less: ALLL	(15,492)	(7,138)
Loans and leases, net	$871,709	$663,303

(1)	Includes $4,297 and $4,779 of commercial leases at September 30, 2020 and December 31, 2019, respectively.

Included in Commercial loans at September 30, 2020, were $122.9 million of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).  The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP, to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic.  These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness.  The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which the deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020).  The majority of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility (“PPPLF”).  See Note 8-  FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  At September 30, 2020 and December 31, 2019, CFBank held $24,569 and $26,046, respectively, of such loans which have been included in single-family residential loan totals above.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,664	$999	$567	$4,534	$1,024	$263	$56	$10,107
Addition to (reduction in) provision for loan losses	610	500	-	4,400	250	-	(10)	5,750
Charge-offs	-	(350)	-	-	-	(21)	-	(371)
Recoveries	-	1	-	-	-	5	-	6
Ending balance	$3,274	$1,150	$567	$8,934	$1,274	$247	$46	$15,492

	Nine months ended September 30, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138
Addition to (reduction in) provision for loan losses	1,330	605	120	6,330	515	(10)	(15)	8,875
Charge-offs	(110)	(408)	-	-	-	(21)	-	(539)
Recoveries	-	5	-	-	-	13	-	18
Ending balance	$3,274	$1,150	$567	$8,934	$1,274	$247	$46	$15,492

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2019:

	Three months ended September 30, 2019 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,969	$1,014	$562	$2,339	$759	$309	$77	$7,029
Addition to (reduction in) provision for loan losses	70	(125)	(25)	130	-	(50)	-	-
Charge-offs	-	-	-	-	-	-	(6)	(6)
Recoveries	-	2	-	-	-	32	-	34
Ending balance	$2,039	$891	$537	$2,469	$759	$291	$71	$7,057

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of September 30, 2020 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$-	$-	$23
Collectively evaluated for impairment	3,274	1,150	567	8,911	1,274	247	46	15,469
Total ending allowance balance	$3,274	$1,150	$567	$8,934	$1,274	$247	$46	$15,492

Loans:
Individually evaluated for impairment	$80	$105	$-	$2,733	$-	$-	$-	$2,918
Collectively evaluated for impairment	331,193	140,530	45,856	272,420	71,679	20,481	2,124	884,283
Total ending loan balance	$331,273	$140,635	$45,856	$275,153	$71,679	$20,481	$2,124	$887,201

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended September 30, 2020.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2020.  Cash payments of interest on these loans during the three and nine months ended September 30, 2020 totaled $51 and $105, respectively.

				Three months ended		Nine months ended
	As of September 30, 2020			September 30, 2020		September 30, 2020
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	80	80	-	80	2	111	8
Real estate:
Single-family residential (1)	105	105	-	105	1	106	3
Commercial:
Non-owner occupied	2,733	2,733	23	2,728	38	2,730	113
Total with an allowance recorded	2,918	2,918	23	2,913	41	2,947	124
Total	$2,918	$2,918	$23	$2,913	$41	$2,947	$124

(1)	Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2019.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2019.  Cash payments of interest during the three and nine months ended September 30, 2019 totaled $44 and $132, respectively.

				Three months ended		Nine months ended
	As of December 31, 2019			September 30, 2019		September 30, 2019
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$121	$4	$122	$10
Total with no allowance recorded	-	-	-	121	4	122	10

With an allowance recorded:
Commercial	85	85	1	90	-	94	-
Real estate:
Single-family residential	107	107	1	108	1	109	4
Commercial:
Non-owner occupied	4,420	4,420	33	4,474	38	4,113	116
Total with an allowance recorded	4,612	4,612	35	4,672	39	4,316	120
Total	$4,612	$4,612	$35	$4,793	$43	$4,438	$130

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2020	December 31, 2019
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	-	85
Real estate:
Single-family residential	441	550
Commercial:
Non-owner occupied	-	1,689
Consumer:
Home equity lines of credit:
Originated for portfolio	13	36
Purchased for portfolio	73	79
Other consumer	-	-
Total nonaccrual	527	2,439
Total nonaccrual and nonperforming loans	$527	$2,439

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at September 30, 2020 or December 31, 2019.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2020 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$331,273	$-
Real estate:
Single-family residential	444	-	331	775	139,860	110
Multi-family residential	-	-	-	-	45,856	-
Commercial:
Non-owner occupied	-	-	-	-	157,817	-
Owner occupied	-	-	-	-	89,693	-
Land	-	-	-	-	27,643	-
Construction	-	-	-	-	71,679	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	130	-	130	20,158	13
Purchased for portfolio	-	47	-	47	146	73
Other	-	-	-	-	2,124	-
Total	$444	$177	$331	$952	$886,249	$196

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

Short-term Loan Deferrals

Under the CARES Act, financial institutions are permitted to not classify loan modifications as TDRs that were related to the impact of COVID-19 if:

•	The modifications were made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the public health emergency, and

•	The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements under the CARES Act.  The program allows for deferral of payments for up to 90 days, which we may extend for up to an additional 90 days at our option.  The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loans.  At September 30, 2020, loans with an outstanding balance of approximately $24 million were on temporary deferrals. Under the provisions of the CARES Act, none of these loans were considered a TDR at September 30, 2020.

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

As of September 30, 2020 and December 31, 2019, TDRs totaled $2,918 and $2,923, respectively.  The Company allocated $23 and $22 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2020 and December 31, 2019, respectively.  The Company had not committed to lend any additional amounts as of September 30, 2020 or December 31, 2019 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended September 30, 2020 and September 30, 2019, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended September 30, 2020 and September 30, 2019.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The terms of certain other loans were modified during the nine months ended September 30, 2020 and 2019 that did not meet the definition of a TDR. These loans had a total recorded investment of $46,680 and $12,707 as of September 30, 2020 and 2019, respectively. These balances do not include the loans granted temporary payment deferrals in accordance with the CARES Act.  The modification of these loans involved either a modification of the terms of a loan to borrowers who were not experiencing financial difficulties, a delay in payments that was considered to be insignificant or a modification where no concessions were granted.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At September 30, 2020 there were no nonaccrual TDRs and at December 31, 2019, nonaccrual TDRs were as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Commercial	$-	$85
Total	$-	$85

Nonaccrual loans at September 30, 2020 and December 31, 2019 do not include $2,918 and $2,838, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of September 30, 2020 and based on the most recent analysis performed follows.  There were no loans or leases rated as Doubtful at September 30, 2020.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$327,501	$857	$2,915	$331,273
Real estate:
Single-family residential	140,194	-	-	441	140,635
Multi-family residential	-	45,724	-	132	45,856
Commercial:
Non-owner occupied	60	147,957	7,066	2,734	157,817
Owner occupied	-	86,225	2,581	887	89,693
Land	-	27,643	-	-	27,643
Construction	-	71,513	166	-	71,679
Consumer:
Home equity lines of credit:
Originated for portfolio	20,260	-	-	28	20,288
Purchased for portfolio	120	-	-	73	193
Other	2,124	-	-	-	2,124
	$162,758	$706,563	$10,670	$7,210	$887,201

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2019 follows.  There were no loans or leases rated as Doubtful at December 31, 2019.

	Not Rated	Pass	Special Mention	Substandard	Total
Commercial	$-	$168,617	$1,424	$605	$170,646
Real estate:
Single-family residential	119,707	-	-	549	120,256
Multi-family residential	-	39,081	-	148	39,229
Commercial:
Non-owner occupied	67	134,466	1,498	4,420	140,451
Owner occupied	-	79,773	2,098	-	81,871
Land	-	25,221	-	-	25,221
Construction	1,855	65,797	-	-	67,652
Consumer:
Home equity lines of credit:
Originated for portfolio	20,681	-	-	54	20,735
Purchased for portfolio	127	-	-	79	206
Other	4,174	-	-	-	4,174
	$146,611	$512,955	$5,020	$5,855	$670,441

Leases:

The following lists the components of the net investment in direct financing leases (1):

	September 30, 2020	December 31, 2019
	(unaudited)
Total minimum lease payments to be received	$4,658	$5,252
Less: unearned income	(361)	(473)
Net investment in direct financing leases	$4,297	$4,779

(1)	There were no initial direct costs associated with these leases.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following summarizes the future minimum lease payments receivable in fiscal year 2020 and in subsequent fiscal years:

2020	$198
2021	793
2022	793
2023	1,564
2024	1,310
$4,658

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  At September 30, 2020, the weighted-average remaining lease term for the Company’s operating leases was 3.5 years and the weighted-average discount rate was 6.58%.

The Company’s operating lease costs were $100 and $292 for the three and nine months ended September 30, 2020, respectively, and $93 and $310 for the three and nine months ended September 30, 2019, respectively.  The variable lease costs totaled $59 and $187 for the three and nine months ended September 30, 2020, respectively, and $61 and $162 for the three and nine months ended September 30, 2019, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of September 30, 2020 are as follows:

2020, excluding the nine months ended September 30, 2020	$136
2021	548
2022	536
2023	377
2024	250
Total future minimum rental commitments	1,847
Less - amounts representing interest	(205)
Total operating lease liabilities	$1,642

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2020 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,674
Mortgage-backed securities - residential	72
Total securities available for sale	$9,746
Loans held for sale	$308,691
Yield maintenance provisions (embedded derivatives)	$2,069
Interest rate lock commitments	$21,703
Financial Liabilities:
Interest-rate swaps	$2,069
TBA Mortgage-back securities	$2,070

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2020 or December 31, 2019.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2020 and December 31, 2019.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2020.  Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2019 are summarized below:

Fair Value Measurements at December 31, 2019 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$84
Real Estate:
Single-family residential	106
Commercial:
Non-owner occupied	4,387
Total impaired loans	$4,577

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2020 or December 31, 2019.

There were no write-downs of impaired collateral dependent loans during the nine months ended September 30, 2020 or 2019.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $4,612, with a valuation allowance of $35 at December 31, 2019.

During the nine months ended September 30, 2020, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2020.  The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019:

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

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2020 or December 31, 2019.

As of September 30, 2020 and December 31, 2019, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Aggregate fair value	$308,691	$135,711
Contractual balance	297,849	133,993
Gain	$10,842	$1,718

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2020 and 2019 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Interest income	$1,467	$486	$3,920	$976
Interest expense	-	-	-	-
Change in fair value	4,669	204	9,124	980
Total change in fair value	$6,136	$690	$13,044	$1,956

The carrying amounts and estimated fair values of financial instruments at September 30, 2020 were as follows:

	Fair Value Measurements at September 30, 2020 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$92,784	$92,784	$-	$-	$92,784
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	9,746	-	9,746	-	9,746
Loans held for sale	308,691	-	308,691	-	308,691
Loans and leases, net	871,709	-	-	878,871	878,871
FHLB and FRB stock	5,377	n/a	n/a	n/a	n/a
Accrued interest receivable	4,626	2	81	4,543	4,626
Yield maintenance provisions (embedded derivatives)	2,069	-	2,069	-	2,069
Interest rate lock commitments	21,703	-	21,703	-	21,703

Financial liabilities
Deposits	$(973,968)	$(500,467)	$(481,666)	$-	$(982,133)
FHLB advances and other borrowings	(224,521)	-	(225,875)	-	(225,875)
Advances by borrowers for taxes and insurance	(537)	-	-	(537)	(537)
Subordinated debentures	(14,835)	-	(15,597)	-	(15,597)
Accrued interest payable	(690)	-	(690)	-	(690)
Interest-rate swaps	(2,069)	-	(2,069)	-	(2,069)
TBA mortgage-back securities	(2,070)	-	(2,070)	-	(2,070)

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

Loans and Leases

Fair values of loans and leases as of September 30, 2020, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 3.16% at September 30, 2020 and 4.81% at December 31, 2019.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter.  After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.  At September 30, 2020, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,680.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2020	December 31, 2019
FHLB fixed rate advances:
Maturities:
2020	1.86%	$1,000	$4,500
2021	1.63%	7,500	4,000
2022	1.16%	10,000	1,500
2023	0.92%	3,500	-
2024	1.90%	6,500	6,500
Total FHLB fixed rate advances		28,500	16,500

Fixed rate other debt:
FRB PPPLF advances	0.35%	124,086	-

Variable rate other debt:
Holding Company credit facility	4.00%	9,625	5,000
Warehouse facility	3.50%	62,310	7,517
Total variable rate other debt		71,935	12,517
Total		$224,521	$29,017

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company had an existing credit facility with a third-party bank which was modified to a $10,000 revolving line-of-credit in December 2018.  In December 2019, the $5,000 outstanding balance on the existing line-of-credit was converted to a $5,000 term loan with an additional $10,000 revolving line-of-credit.  The term loan requires quarterly principal payments of $125 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of September 30, 2020, the Company had an outstanding balance of $4,625 on the term loan and a $5,000 outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5,000 and no outstanding balance on the line of credit facility.

At September 30, 2020, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000.  There were no outstanding borrowings on either line at September 30, 2020 and December 31, 2019.    Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During the fourth quarter of 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and are secured by the specific loans that were funded.  This warehouse facility had no outstanding balance at September 30, 2020, and an outstanding balance of $7,517 at December 31, 2019.

During the second quarter of 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of (a) the 30-day LIBOR plus 1.75% or (b) 3.50% and are secured by the specific loans that were funded.  This warehouse facility had an outstanding balance of $62,310 at September 30, 2020, and no outstanding balance at December 31, 2019.

To support the effectiveness of the PPP, the Federal Reserve introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings.  The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan.  At September 30, 2020, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.5 years.  At September 30, 2020, the principal balance of PPPLF advances outstanding was $124,086.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future.  Total compensation cost that has been charged against income for those Plans totaled $240 and  $590,  respectively, for the three and nine months ended September 30, 2020 and $136 and $390, respectively, for the three and nine months September 30, 2019.  The total income tax effect was $50 and $124, respectively, for the three and nine months ended September 30, 2020 and $29 and  $82, respectively, for the three and nine months ended September 30, 2019.

Both Plans are stockholder-approved plans and authorize stock option grants and restricted stock awards to be made to directors, officers and employees. The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the Company’s 2003 equity compensation plan (the “2003 Plan”) and provided for 36,363 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards.  On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727.  The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units.

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

There were no options granted during the nine months ended September 30, 2020 and September 30, 2019.  There were 4,545 options exercised during the nine months ended September 30, 2020 and no options exercised during the nine months ended September 30, 2019.

A summary of stock option activity in the Plans for the nine months ended September 30, 2020 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	95,438	$7.64
Exercised	(4,545)	7.98
Cancelled or forfeited	(14)	17.33
Outstanding at end of period	90,879	$7.62	2.7	$407

Exercisable at end of period	90,879	$7.62	2.7	$407

During the nine months ended September 30, 2020, stock options to purchase a total of 14 common shares were canceled, forfeited or expired.  Stock options to purchase a total of 941 common shares were canceled, forfeited or expired during the nine months ended September 30, 2019.  As of September 30, 2020, all stock options granted under the Plans were vested.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 19,660 shares of restricted stock granted under the Plan during the nine months ended September 30, 2020.  There were 33,788 shares of restricted stock granted during the nine months ended September 30, 2019.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2020 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2020	102,916	$13.11
Granted	19,660	10.02
Vested	(27,697)	13.13
Forfeited	(5,234)	12.81
Nonvested at September 30, 2020	89,645	$12.44

As of September 30, 2020 and 2019, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $762 and $828, respectively.

There were 5,234 shares of restricted stock forfeited during the nine month period ended September 30, 2020.  There were 2,177 shares of restricted stock forfeited during the nine months ended September 30, 2019.  There were 27,697 shares of restricted stock that vested during the nine months ended September 30, 2020 and no shares of restricted stock that vested during the nine months ended September 30, 2019.

The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.  There were 250,044 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at September 30, 2020.

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

In July 2013, the Holding Company’s primary federal regulator, the FRB, published final rules (the “Basel III Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations.  The rules implement the Basel Committee's December 2010 framework known as “Basel III” for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act.  The Basel III Capital Rules provide higher capital requirements and more restrictive leverage and liquidity ratios than those previously in place.  In addition, in order to avoid limitations on capital distributions, such as dividend payments and certain bonus payments to executive officers, the Basel III Capital Rules require insured financial institutions to hold a capital conservation buffer of common equity tier 1 capital above the minimum risk-based capital requirements.  The capital conservation buffer was phased in over time, became fully effective on January 1, 2019, and consists of an additional amount of common equity equal to 2.5% of risk-weighted assets.  The Basel III Capital Rules revise the regulatory agencies' prompt corrective action framework by incorporating the new regulatory capital minimums and updating the definition of common equity.  The Basel III Capital Rules became effective for CFBank on January 1, 2015, and were fully phased in effective January 1, 2019.  Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the maintenance of minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital and Total capital, as defined in the regulations, to risk-weighted assets, and of Tier 1 capital to adjusted quarterly average assets (“Leverage Ratio”).  CFBank’s implementation of the new rules on January 1, 2015 did not have a material impact on our capital needs or classification.

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

The following tables present actual and required capital ratios as of September 30, 2020 and December 31, 2019 for CFBank under the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total Capital to risk weighted assets	$128,487	13.89%	$97,145	10.50%	$92,519	10.00%
Tier 1 (Core) Capital to risk weighted assets	116,872	12.63%	78,641	8.50%	74,015	8.00%
Common equity tier 1 capital to risk-weighted assets	116,872	12.63%	64,764	7.00%	60,138	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	116,872	10.89%	42,936	4.00%	53,669	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2019
Total Capital to risk weighted assets	$95,164	12.96%	$77,097	10.50%	$73,425	10.00%
Tier 1 (Core) Capital to risk weighted assets	87,857	11.97%	62,412	8.50%	58,740	8.00%
Common equity tier 1 capital to risk-weighted assets	87,857	11.97%	51,398	7.00%	47,726	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	87,857	10.58%	33,221	4.00%	41,526	5.00%

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $32,815 at September 30, 2020 and $12,039 at December 31, 2019.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At September 30, 2020, CFBank had $2,451 in securities and cash pledged as collateral for these derivatives.  Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order.  As of September 30, 2020, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	September 30, 2020	December 31, 2019
	(unaudited)
Notional amount	$32,815	$12,039
Weighted average pay rate on interest-rate swaps	4.36%	4.66%
Weighted average receive rate on interest-rate swaps	3.06%	4.63%
Weighted average maturity (years)	8.1	7.3
Fair value of interest-rate swaps	$(2,069)	$(12)
Fair value of yield maintenance provisions	2,069	12

As of September 30, 2020, CFBank has minimum collateral posting thresholds with certain of its interest-rate swap counterparties and has posted cash collateral of $2,392.

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the nine months ended September 30, 2020 or 2019.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $923,043 and $297,454 of interest rate lock commitments related to residential mortgage loans at September 30, 2020 and December 31, 2019, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative asset of $21,703 and $3,104 at September 30, 2020 and December 31, 2019, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $675,000 and $225,500 of TBA mortgage-backed securities at September 30, 2020 and December 31, 2019, respectively.  The fair value of these TBA mortgage-backed securities was ($2,070) and ($350) at September 30, 2020 and December 31, 2019, respectively, which is included in other liabilities on the consolidated balance sheet.  The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	September 30, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$923,043	$21,703	$297,454	$3,104
TBA mortgage-back securities	675,000	(2,070)	225,500	(350)

As of September 30, 2020, CFBank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $2,192.

The following table represents the notional amount of loans sold during the three and nine months ended September 30, 2020 and 2019 (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,

	2020	2019	2020	2019
Notional amount of loans sold	$552,122	$205,542	$1,357,314	$411,257

The following table represents the revenue recognized on mortgage activities for the three and nine months ended September 30, 2020 and 2019 (unaudited):

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Gain on loans sold	19,984	3,397	37,466	6,513
Gain (loss) from change in fair value of loans held-for-sale	4,669	204	9,124	980
Gain (loss) from change in fair value of derivatives	(1,586)	(531)	(1,103)	(620)
	$23,067	$3,070	$45,487	$6,873

NOTE 12 – INCOME TAXES

At September 30, 2020, the Company had a deferred tax asset recorded in the amount of approximately $3,400.  At December 31, 2019, the Company had a deferred tax asset recorded of approximately $1,700.  At September 30, 2020 and December 31, 2019, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2016.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2020 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At September 30, 2020, the Company had net operating loss carryforwards of $22,457, which expire at various dates from 2024 to 2033. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance and other miscellaneous items.  The effective tax rate for the three and nine months ended September 30, 2020 was approximately 20.7% and 20.7%, respectively, and 20.5% and 20.3%, respectively, for the three and nine months ended September 30, 2019, which management believes is a reasonable estimate for the effective tax rate.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2020 and 2019:

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.0%	(0.1%)	0.0%	(0.1%)
Tax exempt income on bank owned life insurance	(0.1%)	(0.2%)	(0.1%)	(0.3%)
Low income housing credits	(0.2%)	(0.5%)	(0.3%)	(0.5%)
Other, net	0.0%	0.3%	0.1%	0.2%
Effective tax rate	20.7%	20.5%	20.7%	20.3%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$146	$14	$28	$(73)
Other comprehensive income (loss) before reclassifications (2)	(24)	10	94	97
Net current-period other comprehensive income (loss)	(24)	10	94	97
Accumulated other comprehensive income, end of period	$122	$24	$122	$24

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2020 and 2019.

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

Each share of Series C Preferred Stock was convertible either (i) automatically into 100 shares of the Company’s non-voting common stock, par value $0.01 per share (which is also convertible into Common Stock) (the “Non-Voting Common Stock”), effective as of

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

the close of business on the date that the Company obtained stockholder approval for, and filed, a Certificate of Amendment to the Company’s Certificate of Incorporation to authorize such class of Non-Voting Common Stock; or (ii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of the Company’s common stock upon transfer of such shares of Series C Preferred Stock to a non-affiliate of the holder in specified permitted transactions.

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

NOTE 15 - COMMON STOCK WARRANTS

Series B Preferred Stock – Warrants:

For each share of Series B Preferred Stock issued by the Company in the 2014 Private Placement, the Company also issued, at no additional charge, a Warrant to purchase shares of common stock of the Company.  Warrants to purchase an aggregate of 1,152,125 shares of common stock (or 209,477 shares on a post-reverse-split basis) were issued by the Company to the purchasers of the 480,000 shares of Series B Preferred Stock sold in the Private Placement.  The Warrants were exercisable for a period of approximately five (5) years expiring on July 15, 2019, at an exercise price of $10.18 (on a post-reverse-split basis) per share of common stock.  All of the unexercised Warrants expired on July 15, 2019 and, therefore, there were no Warrants outstanding as of September 30, 2020.

NOTE 16- SUBSEQUENT EVENT

On October 16, 2020, the Board of Directors declared a quarterly cash dividend in the amount of $0.03 per share, which will be payable on November 16, 2020 to holders of record of the Company’s voting and nonvoting common stock as of the close of business on November 5, 2020.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, impacts from the ongoing COVID-19 pandemic on local, national and global economic conditions in general and on our industry and business in particular, including adverse impacts on our customer’s operations, financial condition and ability to repay loans, changes in interest rates or disruptions in the mortgage market, and the effects of various governmental responses to the pandemic, including stimulus packages and programs; potential litigation or other risks related to participating in the U.S. Small Business Administration Paycheck Protection Program; the impacts of the 2020 U.S. elections on the regulatory landscape, capital markets and responses to the COVID-19 pandemic; and those additional risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A.  Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2019 and in “Item 1A. Risk Factors” of Part II of our Quarterly Reports on Form 10-Q filed with the SEC for the quarters ended March 31, 2020 and June 30, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

CFBank is a boutique commercial bank headquartered in Columbus, Ohio. CFBank has focused on bettering the Ohio economy and serving the financial needs of closely held businesses since 1892. Over a century has passed, and yet, our focus remains the same: guide fellow Ohioans to financial stability and success with agility, ease, and care.  As CFBank has expanded, we have maintained our penchant for individualized service and direct customer access to decision makers. CFBank now has locations in four major metro Ohio markets - Columbus, Cleveland, Cincinnati, and Akron, as well as branch locations in Columbiana Country (two locations).  In every location, CFBank provides commercial loans and leases, commercial and residential real estate loans and treasury management depository services, corporate treasury management, residential lending, and full-service retail banking services and products. In addition, CFBank also has a national residential lending platform.    CFBank also offers its clients the convenience of online internet banking, mobile banking, and remote deposit.

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

COVID-19 Impact. The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020.  The impacts of the COVID-19 pandemic have resulted in, among other things, stock and global market declines, disruption in business and leisure activities as stay-at-home orders were mandated by state and local governments, significant strain on the health care industry as it addressed the severity of the health crisis, and shifts in the general economy (such as high unemployment, negative GDP expectations, a 150 bps decline in Federal funds rates, and unprecedented government stimulus), triggering a 2020 recession.  The dramatic events

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

surrounding the pandemic and the uncertainty about the longevity of the pandemic’s affects will continue to impact future expectations about credit costs and margins and noninterest expenses.

Given the extent of uncertainty, we guided numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers.  CFBank originated approximately $126 million of PPP loans during the second quarter to over 550 borrowers.  The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision.  Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carry a low interest rate of 0.35%.  CFBank’s loans through the PPPLF totaled $124.1 million at September 30, 2020.  PPP loans are given a zero risk-weight in regulatory risk-based capital ratios.  Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio.  Since the pandemic started, CFBank has granted payment modifications on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances).  At September 30, 2020, loans on payment deferrals totaled approximately $24 million (or approximately 3% of outstanding loan balances).

Amid the uncertainty related to the COVID-19 pandemic,  CFBank significantly increased the allowance for loan and lease losses during the nine months ended September 30, 2020 for the dramatically changing circumstances that continue to evolve.

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

Financial Condition

General.  Assets totaled $1.3 billion at September 30, 2020 and increased $456.5 million, or 51.8%, from $880.5 million at December 31, 2019.  The increase was primarily due to a $208.4 million increase in net loan balances, a $173.0 million increase in loans held for sale, and a $46.9 million increase in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents totaled $92.8 million at September 30, 2020, and increased $46.9 million, or 102.2%, from $45.9 million at December 31, 2019.  The increase in cash and cash equivalents was primarily attributed to increases in deposits and in FHLB advances and other borrowings, partially offset by an increase in net loans and loans held for sale.

Securities. Securities available for sale totaled $9.7 million at September 30, 2020, and increased $1.5 million, or 19.2%, compared to $8.2 million at December 31, 2019.  The increase was due to security purchases, partially offset by principal maturities.

Loans held for sale.  Loans held for sale totaled $308.7 million at September 30, 2020 and increased $173.0 million, or 127.5%, from $135.7 million at December 31, 2019.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Loans and Leases.  Net loans and leases totaled $871.7 million at September 30, 2020, and increased $208.4 million, or 31.4%, from $663.3 million at December 31, 2019.  The increase was primarily due to a $160.6 million increase in commercial loan balances, a $27.6 million increase in commercial real estate loan balances, a $20.4 million increase in single-family residential loan balances, a $6.6 million increase in multi-family loan balances, and a $4.0 million increase in construction loans balances, partially offset by an $8.4 million increase in the allowance for loan losses and a $2.5 million decrease in consumer loan balances.  The increases in the aforementioned loan balances include $125.2 million of PPP loans, coupled with increased sales activity and new relationships.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor.  The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.  During the three and nine months ended September 30, 2020, loan origination activity totaled $124.7 million and $342.5 respectively, and payoffs for the same period totaled $123.2 million and $343.9 million, respectively.  At September 30, 2020 and December 31, 2019, CFBank held $24.6 million and $26.0 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).  The allowance for loan and lease losses totaled $15.5 million at September 30, 2020, and increased $8.4 million, or 117.0%, from $7.1 million at December 31, 2019.  The increase in the ALLL is due to $8.9 million in the provision for loan and lease losses expense, partially offset by net charge-offs of $521,000 during the nine months ended September 30, 2020.  The ratio of the ALLL to total loans was 1.75% at September 30, 2020, compared to 1.06% at December 31, 2019.  The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 2.07% at September 30, 2020, compared to 1.07% at December 31, 2019.

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

Individually evaluated impaired loans totaled $2.9 million at September 30, 2020, and decreased $1.7 million, or 36.7%, from $4.6 million at December 31, 2019.  The decrease was primarily due to a payoff of a commercial real estate loan during the first quarter. The amount of the ALLL specifically allocated to individually impaired loans totaled $23,000 at September 30, 2020 and $35,000 at December 31, 2019.  The decrease in the ALLL specifically allocated to impaired loans was primarily due to the payoff of a commercial real estate loan and management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $527,000 at September 30, 2020, and decreased $1.9 million from $2.4 million at December 31, 2019.  The decrease was primarily due to a payoff of a commercial real estate loan during the first quarter.  The ratio of nonperforming loans to total loans was 0.06% at September 30, 2020 compared to 0.36% at December 31, 2019.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $0 at September30, 2020 and $85,000 at December 31, 2019.  The decrease in TDRs included in nonaccrual loans was primarily due to a commercial loan that was returned to accrual status during the first quarter.

Nonaccrual loans at September 30, 2020 and December 31, 2019 do not include $2.9 million and $2.8 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans increased by $7.0 million, or 64.4%, during the nine months ended September 30, 2020 primarily due to loan downgrades.  Loans designated as special mention increased $5.7 million, or 112.6%, and totaled $10.7 million at September 30, 2020, compared to $5.0 million at December 31, 2019.  Loans classified as substandard increased $1.4 million, or 23.1%, and totaled $7.2 million at September 30, 2020, compared to $5.9 million at December 31, 2019.  No loans were classified as doubtful at September 30, 2020 or December 31, 2019.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $4.3 million and totaled $952,000 at September 30, 2020, compared to $5.2 million at December 31, 2019.  Past due loans totaled 0.1% of the loan portfolio at September 30, 2020, compared to 0.8% at December 31, 2019.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $85.0 million, or 25.7%, of CFBank’s commercial portfolio at September 30, 2020, compared to $82.5 million, or 48.4%, at December 31, 2019.  Interest only home equity lines of credit totaled $18.8 million, or 92.0%, of the total home equity lines of credit at September 30, 2020 compared to $19.4 million, or 92.7%, at December 31, 2019.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2020; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   There were no foreclosed assets at September 30, 2020 and at December 31, 2019.  The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.    Deposits totaled $974.0 million at September 30, 2020, an increase of $227.7 million, or 30.5%, from $746.3 million at December 31, 2019.   The increase is due to a $193.3 million increase in interest-bearing deposit accounts and a $34.4 million increase in noninterest-bearing account balances.  Interest-bearing deposit accounts increased to $824.1 million at September 30, 2020, from $630.8 million at December 31, 2019.  The increase in interest-bearing accounts is primarily attributed to a $109.4 million increase in certificate of deposit account balances, a $65.8 million increase in money market account balances, and a $15.5 million increase in interest-bearing checking account balances. The increase in certificate of deposit account balances was due to increases in retail and listing service certificates of deposits, partially offset by a decrease in brokered certificates of deposit.  The increases in retail certificate of deposits and money market account balances were primarily due to increases in customer relationships and balances from on-going sales and marketing activities. The increase in interest-bearing checking is primarily related to the balances in the Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  The increase in noninterest bearing checking account balances was primarily driven by PPP loan proceeds being deposited into customers’ accounts.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS deposits that qualify as brokered, totaled $113.7 million at September 30, 2020, and decreased $11.2 million, or 9.0% from $124.9 million at December 31, 2019.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $44.0 million at September 30, 2020 and increased $16.0 million, or 57.0%, from $28.0 million at December 31, 2019.

FHLB advances and other debt.  FHLB advances and other debt totaled $224.5 million at September 30, 2020 and increased $195.5 million, or 673.8%, compared to $29.0 million at December 31, 2019.  The Holding Company had an existing credit facility with a

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

third-party bank which was modified to a $10.0 million revolving line-of-credit in December 2018.  In December 2019, the $5.0 million outstanding balance on the existing line-of-credit was converted to a $5.0 million term loan with an additional $10.0 million revolving line-of-credit.  The term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of September 30, 2020, the Company had an outstanding balance of $4.6 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5.0 million and no outstanding balance on the credit facility.

At September 30, 2020, CFBank had availability in unused lines of credit of at two commercial banks in the amounts of $50.0 million and $15.0 million.  There were no outstanding borrowings on either line at September 30, 2020 and December 31, 2019.

During the fourth quarter of 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  This warehouse facility had no outstanding balance at September 30, 2020 and $7.5 million at December 31, 2019.  See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

During the second quarter of 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 1.75% or 3.50% and are secured by the specific loans that were funded.  This warehouse facility had a $62.3 million outstanding balance at September 30, 2020 and no outstanding balance at December 31, 2019.

CFBank has participated in the PPPLF, which provides liquidity through term financing backed by PPP loans.  At September 30, 2020, the principal balance of PPPLF advances outstanding was $124.1 million.  Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA.

Subordinated debentures.  Subordinated debentures totaled $14.8 million at September 30, 2020 and at December 31, 2019.  In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000.  In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  Interest payments were current at September 30, 2020 and December 31, 2019.

Stockholders’ equity. Stockholders’ equity totaled $103.0 million at September 30, 2020, an increase of $22.3 million, or 27.7%, from $80.7 million at December 31, 2019.  The increase in total stockholders’ equity was primarily attributed to net income.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process.  CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income.  Management remains focused on growing capital through improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize as further discussed in the “Liquidity and Capital Resources” section in this Quarterly Report on Form 10-Q.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2020 and 2019.

General.   Net income for the three months ended September 30, 2020 totaled $10.2 million (or $1.54 per diluted common share) and increased $7.6 million, or 289.2%, compared to net income of $2.6 million (or $0.59 per diluted common share) for the three months ended September 30, 2019.

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

Net interest income totaled $7.1 million for the quarter ended September 30, 2020 and increased $1.8 million, or 34.0%, compared to net interest income of $5.3 million for the quarter ended September 30, 2019.  The increase in net interest income was primarily due to a $1.8 million, or 20.0%, increase in interest income and a $38,000, or 1.1%, decrease in interest expense.  The increase in interest income was primarily attributed to a $426.6 million, or 60.3%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 125bps decrease in average yield on interest-earning assets.  The decrease in interest expense was attributed to a 96bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $361.3 million, or 63.0%, increase in average interest-bearing liabilities.  The net interest margin of 2.52% for the quarter ended September 30, 2020 decreased 50bps compared to the net interest margin of 3.02% for the quarter ended September 30, 2019.

Interest income totaled $10.6 million for the quarter ended September 30, 2020, and increased $1.8 million, or 20.0%, compared to $8.8 million for the quarter ended September 30, 2019.  The increase in interest income was primarily attributed to a $235.9 million, or 38.6%, increase in average loans outstanding and a $150.1 million, or 248.6%, increase in loans held for sale outstanding, partially offset by a 103bp decrease in average yield on loans and a 43bps decrease in loans held for sale.

Interest expense totaled $3.5 million for the quarter ended September 30, 2020, and decreased $38,000, or 1.1%, compared to $3.5 million for the quarter ended September 30, 2019.  The decrease in interest expense was attributed an 80bps decrease in the average yield of interest-bearing deposits, partially offset by a $212.1 million, or 40.0%, increase in average interest-bearing deposits.

Provision for loan and lease losses.  The provision for loan and lease losses expense for the quarter ended September 30, 2020 was $5.8 million,  compared to no provision for loan and lease losses expense for the quarter ended September 30, 2019. The increase in the provision for loan and lease losses was a reflection of the increased economic stress associated with the pandemic and specific consideration of its impact on certain industries.  Net charge-offs for the quarter ended September 30, 2020 totaled $365,000, compared to net recoveries of $28,000 for the quarter ended September 30, 2019.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2020 and 2019.

	For the three months ended September 30,
	2020	2019
(unaudited)	(Dollars in thousands)
Single-family residential real estate	$349	$(2)
Home equity lines of credit	16	(32)
Other consumer loans	-	6
Total	$365	$(28)

Noninterest income.  Noninterest income for the quarter ended September 30, 2020 totaled $23.4 million and increased $20.1 million, or 611.2%, compared to $3.3 million for the quarter ended September 30, 2019.  The increase was primarily due to a $20.0 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was primarily a result of increased sales volume related to our residential mortgage lending business.

Noninterest expense.    Noninterest expense for the quarter ended September 30, 2020 totaled $11.9 million and increased $6.6 million, or 123.7%, compared to $5.3 million for the quarter ended September 30, 2019.  The increase in noninterest expense during the three months ended September 30, 2020 was primarily due to a $4.5 million increase in salaries and employee benefits expense, a $966,000 increase in advertising and marketing expense, and a $910,000 increase in professional fees expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices. The increase in advertising and marketing expense was primarily due to increased expenditures related to leads-based marketing to drive revenue growth in our residential mortgage lending business, coupled with increased advertising focused on increasing core deposits.  The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Income taxes.    Income tax expense was $2.7 million for the quarter ended September 30, 2020, an increase of $2.0 million, compared to $673,000 for the quarter ended September 30, 2019.  The effective tax rate for the quarter ended September 30, 2020 was approximately 20.7%, as compared to approximately 20.5% for the quarter ended September 30, 2019.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2020 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2020 and 2019.

General.   Net income for the nine months ended September 30, 2020 totaled $22.3 million (or $3.36 per diluted common share) and increased $15.7 million, or 238.4%, compared to net income of $6.6 million (or $1.52 per diluted common share) for the nine months ended September 30, 2019.

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

Net interest income totaled $19.5 million for the nine months ended September 30, 2020 and increased $3.8 million, or 24.8%, compared to net interest income of $15.7 million for the nine months ended September 30, 2019.  The increase in net interest income was primarily due to a $5.1 million, or 20.3%, increase in interest income, partially offset by a $1.3 million, or 13.0%, increase in interest expense.  The increase in interest income was primarily attributed to a $334.7 million, or 49.6%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 98bps decrease in average yield on interest-earning assets.  The increase in interest expense was attributed to a $281.5 million, or 52.3%, increase in average interest-bearing liabilities, partially offset by a 61bps decrease in the average cost of funds on interest-bearing liabilities.  The net interest margin of 2.58% for the nine months ended September 30, 2020 decreased 52bps compared to the net interest margin of 3.10% for the nine months ended September 30, 2019.

Interest income totaled $30.4 million for the nine months ended September 30, 2020, and increased $5.1 million, or 20.3%, compared to $25.3 million for the nine months ended September 30, 2019.  The increase in interest income was primarily attributed to a $192.1 million, or 33.0%, increase in average loans outstanding and a $128.6 million, or 299.5%, increase in loans held for sale outstanding, partially offset by an 82bp decrease in average yield on loans.

Interest expense totaled $10.9 million for the nine months ended September 30, 2020, and increased $1.3 million, or 13.0%, compared to $9.6 million for the nine months ended September 30, 2019.  The increase in interest expense was primarily attributed a $189.7 million, or 37.8%, increase in average interest-bearing deposits, partially offset by a 46bps decrease in the average yield of interest-bearing deposits.

Provision for loan and lease losses.  The provision for loan and lease losses expense for the nine months ended September 30, 2020 was $8.9 million compared to no provision for loan and lease losses expense for the nine months ended September 30, 2019.  As noted above, the increase in the provision for loan and lease losses was a reflection of the increased economic stress associated with the pandemic and specific consideration of its impact on certain industries.  Net charge-offs for the nine months ended September 30, 2020 totaled $521,000, compared to net recoveries of $45,000 for the nine months ended September 30, 2019.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2020 and 2019

	For the nine months ended September 30,
	2020	2019
(unaudited)	(Dollars in thousands)
Commercial	$110	$-
Single-family residential real estate	403	(5)
Home equity lines of credit	8	(46)
Other consumer loans	-	6
Total	$521	$(45)

Noninterest income.  Noninterest income for the nine months ended September 30, 2020 totaled $46.7 million and increased $39.2 million, or 518.6%, compared to $7.5 million for the nine months ended September 30, 2019.  The increase was primarily due to a $38.6 million increase in net gain on sale of loans, coupled with a $435,000 increase in swap fee income.  The increase in net gain on sale of loans was primarily a result of increased sales volume related to our residential mortgage lending business.  The increase in swap fee income was due to an increase in customer swap transactions.

Noninterest expense.  Noninterest expense for the nine months ended September 30, 2020 totaled $29.3 million and increased $14.3 million, or 95.8%, compared to $15.0 million for the nine months ended September 30, 2019.  The increase in noninterest expense during the nine months ended September 30, 2020 was primarily due to a $8.6 million increase in salaries and employee benefits expense, a $2.5 million increase in professional fees expense, and a $2.2 million increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.  The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business.  The increase in advertising and marketing expense was primarily due to increased expenditures related to leads-based marketing to drive revenue growth in our residential mortgage lending business, coupled with increased advertising focused on increasing core deposits.

Income taxes.    Income tax expense was $5.8 million for the nine months ended September 30, 2020, an increase of $4.1 million, compared to $1.7 million for the quarter ended September 30, 2019.  The effective tax rate for the quarter ended September 30, 2020 was approximately 20.7%, as compared to approximately 20.3% for the quarter ended September 30, 2019.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of September 30, 2020 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$10,432	$40	1.56%	$9,839	$45	1.83%
Loans held for sale	210,457	1,467	2.79%	60,371	486	3.22%
Loans and leases (3)	847,387	9,037	4.27%	611,536	8,102	5.30%
Other earning assets	60,268	22	0.15%	21,612	161	2.98%
FHLB and FRB stock	5,251	51	3.88%	3,823	51	5.34%
Total interest-earning assets	1,133,795	10,617	3.75%	707,181	8,845	5.00%
Noninterest-earning assets	66,864			34,535
Total assets	$1,200,659			$741,716

Interest-bearing liabilities:
Deposits	$741,945	2,803	1.51%	$529,833	3,055	2.31%
FHLB advances and other borrowings	192,457	673	1.40%	43,297	459	4.24%
Total interest-bearing liabilities	934,402	3,476	1.49%	573,130	3,514	2.45%

Noninterest-bearing liabilities	169,400			116,568
Total liabilities	1,103,802			689,698

Equity	96,857			52,018
Total liabilities and equity	$1,200,659			$741,716

Net interest-earning assets	$199,393			$134,051
Net interest income/interest rate spread		$7,141	2.26%		$5,331	2.55%
Net interest margin			2.52%			3.02%
Average interest-earning assets
to average interest-bearing liabilities	121.34%			123.39%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2020			2019
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$10,531	$125	1.61%	$9,694	$130	1.78%
Loans held for sale	171,535	3,920	3.05%	42,941	976	3.03%
Loans and leases (3)	773,780	26,095	4.50%	581,681	23,214	5.32%
Other earning assets	48,307	146	0.40%	36,242	813	2.99%
FHLB and FRB stock	4,784	145	4.04%	3,727	158	5.65%
Total interest-earning assets	1,008,937	30,431	4.02%	674,285	25,291	5.00%
Noninterest-earning assets	52,710			34,011
Total assets	$1,061,647			$708,296

Interest-bearing liabilities:
Deposits	$691,411	9,120	1.76%	$501,686	8,364	2.22%
FHLB advances and other borrowings	128,493	1,764	1.83%	36,758	1,267	4.60%
Total interest-bearing liabilities	819,904	10,884	1.77%	538,444	9,631	2.38%

Noninterest-bearing liabilities	153,634			120,940
Total liabilities	973,538			659,384

Equity	88,109			48,912
Total liabilities and equity	$1,061,647			$708,296

Net interest-earning assets	$189,033			$135,841
Net interest income/interest rate spread		$19,547	2.25%		$15,660	2.62%
Net interest margin			2.58%			3.10%
Average interest-earning assets
to average interest-bearing liabilities	123.06%			125.23%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2020
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2019			September 30, 2019

	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$(19)	$14	$(5)	$(19)	$14	$(5)
Loans held for sale	(445)	1,426	981	5	2,939	2,944
Loans and leases	(8,085)	9,020	935	(5,603)	8,484	2,881
Other earning assets	(848)	709	(139)	(1,003)	336	(667)
FHLB and FRB Stock	(64)	64	-	(66)	53	(13)
Total interest-earning assets	(9,461)	11,233	1,772	(6,686)	11,826	5,140

Interest-bearing liabilities:
Deposits	(4,644)	4,392	(252)	(2,732)	3,488	756
FHLB advances and other borrowings	(2,025)	2,239	214	(1,544)	2,041	497
Total interest-bearing liabilities	(6,669)	6,631	(38)	(4,276)	5,529	1,253

Net change in net interest income	$(2,792)	$4,602	$1,810	$(2,410)	$6,297	$3,887

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2020 and December 31, 2019.

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$86,912	$44,080
Additional borrowing capacity at the FHLB	57,184	72,153
Additional borrowing capacity at the FRB	78,793	65,614
Unused commercial bank lines of credit	65,000	23,000
Total	$287,889	$204,847

Cash, unpledged securities and deposits in other financial institutions increased $42.8 million, or 97.2%, to $86.9 million at September 30, 2020, compared to $44.1 million at December 31, 2019.  The increase is primarily attributed to an increase in deposits, FHLB advances and other borrowings, partially offset by an increase in loans and leases and loans held for sale

CFBank’s additional borrowing capacity with the FHLB decreased $15.0 million, or 20.7%, to $57.2 million at September 30, 2020, compared to $72.2 million at December 31, 2019.  The decrease is primary attributed to an increase in FHLB fixed rate advances.

CFBank’s additional borrowing capacity at the FRB increased $13.2, or 20.1%, to $78.8 million at September 30, 2020 from $65.6 million at December 31, 2019. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at September 30, 2020 and $23.0 million available at December 31, 2019.

Deposits are obtained predominantly from the markets in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits.  Accordingly, rates offered by competing financial institutions may affect our ability to attract and retain deposits.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. In 2010, the FDIC, pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor.

The Holding Company has more limited sources of liquidity than CFBank.  In general, in addition to its existing liquid assets, sources of liquidity include funds raised in the securities markets through debt or equity offerings, funds borrowed from third party banks or other lenders, dividends received from CFBank or the sale of assets.

Management believes that the Holding Company had adequate funds at September 30, 2020 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also elect to pay dividends on its common stock, if and when declared by the Board of Directors.  On October 16, 2020, the Board of Directors declared a quarterly cash dividend in the amount of $0.03 per share, which will be payable on November 16, 2020 to holders of record of the Company’s voting and nonvoting common stock as of the close of business on November 5, 2020.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $200,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 3.16% at September 30, 2020.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000.  The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The Holding Company had an existing credit facility with a third-party bank which was modified to a $10.0 million revolving line-of-credit in December 2018.  In December 2019, the $5.0 million outstanding balance on the existing line-of-credit was converted to a $5,000 term loan with an additional $10.0 million revolving line-of-credit.  The new term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of September 30, 2020, the Company had an outstanding balance of $4.6 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5.0 million and no outstanding balance on the credit facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2020, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2019.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2020.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

The following information updates and supplements our risk factors and should be read in conjunction with the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company’s Quarterly Report on Form 10-Q’s for the quarters ended March 31, 2020 and June 30, 2020:

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

Further, technology in employees’ homes may not be as robust as in the Company’s offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices.  The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk.  These cybersecurity

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of the Company’s information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of the Company’s ability to perform critical functions, including wiring funds, all of which could expose the Company to risks of data or financial loss, litigation and liability and could seriously disrupt operations and the operations of any impacted customers.

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
(c)

No repurchases of the Holding Company’s common shares were made by or on behalf of the Holding Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Exchange Act during the third quarter of 2020

CF BANKSHARES INC.

PART II. Item 1 to 6

OTHER INFORMATION

Item 3.  Defaults upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2, filed with the Commission on October 28, 2005 (File No. 333-129315))

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Form 10-Q for the quarter ended June 30, 2009, filed with the Commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Form 10-Q for the quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1, filed with the Commission on May 4, 2012 (File No. 333-177434))

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 25, 2019, filed with the Commission on October 31, 2019 (File No. 0-25045))

3.9

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated July 28, 2020, filed with the commission on July 20, 2020 (File No. 0-25045)

3.10

Certificate of Incorporation, as amended, of the registrant (incorporated by reference to Exhibit 3.10 to the registrant’s Form 10Q for the quarter ended June 30, 2020, filed with the Commission on August 12, 2020 (File No. 0-25045)) [This document represents the Certificate of Incorporation of the registrant in compiled form incorporating all amendments.  This compiled document has not been filed with the Delaware Secretary of State.]

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

CF BANKSHARES INC.

Dated: November 10, 2020	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 10, 2020	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Senior Vice President and Senior Financial Officer