Form 10-K
period 2020-12-31
CF BANKSHARES INC.
filed 2021-03-23
CIK 1070680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2020
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

Large accelerated filer [  ]    Accelerated filer [  ]Non-accelerated filer [X]    Smaller reporting company [X]

Emerging growth company [  ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

YES [  ]   NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2020 was $68.3 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 8, 2021, there were 5,385,256 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Annual Report to Stockholders  for its fiscal year ended December 31, 2020,  included as Exhibit 13.1 to this Form 10-K, and its Proxy Statement for the Annual Meeting of Stockholders  to be held on June 2, 2021,  are incorporated herein by reference into Parts II and III, respectively, of this Form 10-K.

Forward-Looking Statements

Statements in this Annual Report on Form 10-K (this “Form 10-K”) and in our other communications that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share of common stock, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares, Inc. (the “Holding Company”) or CFBank, National Association (“CFBank”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks set forth in the section captioned “RISK FACTORS” in Part I, Item 1A of this Form 10-K.

Forward-looking statements are not guarantees of performance or results.  A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement.  We believe that we have chosen these assumptions or bases in good faith and that they are reasonable.  We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material.  The forward-looking statements included in this earnings release speak only as of the date hereof.  We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

PART I

Item 1.  Business.

General

The Holding Company was organized as a Delaware corporation in September 1998 as the holding company for CFBank, in connection with CFBank’s conversion from a mutual to stock form of organization.    CFBank was originally organized in 1892 and was formerly known as Central Federal Savings and Loan Association of Wellsville and more recently as Central Federal Bank.  On December 1, 2016, CFBank converted from a federal savings institution to a national bank.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status.  Effective as of July 27, 2020, the Holding Company changed its name from Central Federal Corporation to CF Bankshares Inc.  As a financial holding company, we are subject to regulation by the Board of Governors of the Federal Reserve System (the “FRB”).  As used herein, the terms “we,” “us,” “our” and the “Company” refer to CF Bankshares, Inc. and its subsidiaries, unless the context indicates to the contrary.

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

Currently, the Company does not transact material business other than through CFBank.  At December 31, 2020, the Company’s assets totaled $1.5 billion and stockholders’ equity totaled $110.2 million.

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

Pending Sale of Columbiana County, Ohio Branches

On December 29, 2020, CFBank entered into a Branch Purchase and Assumption Agreement (the “P&A Agreement”) with Consumers National Bank (“Consumers”) pursuant to which Consumers will acquire the two branches of CFBank in Columbiana County, Ohio – CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio (the “Branches”).

The P&A Agreement provides for the sale and transfer by CFBank to Consumers of the land, buildings and other associated assets of the Branches; approximately $100 million in deposits attributable to the Branches; $15 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions and held in CFBank’s portfolio; all performing loans attributable to the Branches which are outstanding at closing (totaling approximately $3.1 million in aggregate principal amount as of November 30, 2020); and up to $13.5 million in aggregate principal amount of single family residential mortgage loans and home equity lines of credit to be identified by the parties prior to the closing principally from CFBank’s Northeast Ohio loan portfolio.  In exchange, Consumers will pay to CFBank the net book value of the land, building and associated assets of the Branches, a deposit premium equal to 1.75% of the average daily deposits of the Branches for the 30 days preceding the closing, and the par value of the subordinated debt securities and loans acquired by Consumers.

The closing of the transactions contemplated by the P&A Agreement is subject to regulatory approval and satisfaction of other customary closing conditions.  The parties expect the closing of the transactions to occur in the third calendar quarter of 2021.

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

Lending Activities

Loan and Lease Portfolio Composition.    Our loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans.    It also consists of a portfolio of residential mortgage loans totaling $15.7 million as a result of participation in the Northpointe Mortgage Purchase Program.  See Note 4 to the Consolidated Financial Statements included in our 2020 Annual Report to Stockholders (our “2020 Annual Report”), included as Exhibit 13.1 to this Form 10-K, for additional information regarding the Northpointe Mortgage Purchase Program.  CFBank also finances a variety of commercial and residential construction projects.  At December 31, 2020, gross loans receivable totaled  $912.4 million and increased approximately $242.0 million, or 36.1%, from $670.4 million at December 31, 2019.  Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $729.8 million in the aggregate and represented 80.0%  of the gross loan portfolio at December 31, 2020 as compared to 76.1% of the gross loan portfolio at December 31, 2019.  Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased  $219.8 million, or 43.1%, during 2020. Portfolio single-family residential mortgage loans, including related construction loans and residential mortgage loans originated through the Northpointe Mortgage Purchase Program, totaled $159.2 million and represented 17.4% of total gross loans at year-end 2020, compared to 20.2% at year-end 2019.  The remainder of our loan portfolio consists of consumer loans, which totaled $23.4 million, or 2.6% of gross loans receivable, at year-end 2020.

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

	December 31,
	2020		2019		2018		2017		2016
		Percent		Percent		Percent		Percent		Percent
	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total	Amount	of Total
	(Dollars in thousands)
Real estate mortgage loans:
Single-family	$147,860	16.21%	$120,256	17.94%	$118,386	21.23%	$95,578	23.12%	$92,544	26.21%
Multi-family	45,375	4.97%	39,229	5.85%	47,651	8.54%	35,665	8.63%	34,291	9.71%
Construction	80,426	8.82%	67,652	10.09%	61,792	11.08%	42,862	10.37%	25,822	7.31%
Commercial real estate	277,028	30.36%	247,543	36.92%	173,435	31.10%	111,866	27.06%	105,313	29.83%
Total real estate mortgage loans	550,689	60.36%	474,680	70.80%	401,264	71.95%	285,971	69.18%	257,970	73.06%
Consumer loans:
Home equity loans	1,316	0.14%	4,023	0.61%	5,321	0.95%	224	0.05%	479	0.14%
Home equity lines of credit	20,962	2.30%	20,941	3.12%	23,961	4.30%	25,054	6.06%	23,109	6.55%
Other	1,113	0.12%	151	0.02%	262	0.05%	152	0.04%	158	0.04%
Total consumer loans	23,391	2.56%	25,115	3.75%	29,544	5.30%	25,430	6.15%	23,746	6.73%
Commercial loans (1)	338,286	37.08%	170,646	25.45%	126,887	22.75%	101,975	24.67%	71,334	20.21%
Total loans receivable	912,366	100.0%	670,441	100.0%	557,695	100.0%	413,376	100.0%	353,050	100.0%

Less:
Allowance for loan and lease losses	(17,022)		(7,138)		(7,012)		(6,970)		(6,925)
Loans receivable, net	$895,344		$663,303		$550,683		$406,406		$346,125

(1)	Includes commercial leases of $4,133 at December 31, 2020, $4,779 at December 31, 2019, $5,403 at December 31, 2018 and $6,008 at December 31, 2017.

Loan Maturity.  The following table shows the remaining contractual maturity of CBank’s loan portfolio at December 31, 2020.  Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year.  The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2020
	Real Estate Mortgage Loans(1)	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$81,079	$128	$52,069	$133,276
After one year:
More than one year to three years	109,714	14	140,914	250,642
More than three years to five years	83,675	165	46,813	130,653
More than five years to 10 years	126,385	1,117	95,354	222,856
More than 10 years to 15 years	10,421	4,909	3,136	18,466
More than 15 years	139,415	17,058	-	156,473
Total due after 2021	469,610	23,263	286,217	779,090
Total amount due	$550,689	$23,391	$338,286	$912,366

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

The following table sets forth at December 31, 2020, the dollar amount of total loans and leases receivable contractually due after one year (December 31, 2021), and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2020
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans(1)	$269,094	$200,516	$469,610
Consumer loans	5	23,258	23,263
Commercial loans	204,128	82,089	286,217
Total loans	$473,227	$305,863	$779,090

(1)	Real estate mortgage loans include single-family, multi-family and commercial real estate loans and construction loans.

Origination of Loans and Leases.    Lending activities are conducted through our offices located in Franklin, Cuyahoga, Summit, Hamilton and Columbiana Counties, Ohio. We originate commercial, commercial real estate, multi-family and single-family residential mortgage loans and also expanded into business financial services in the Columbus, Cleveland, Cincinnati, and Akron, Ohio markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates.  Fixed-rate loans are typically limited to terms of three to five years. CFBank has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates.  See Note 19 to the Consolidated Financial Statements included in our 2020 Annual Report for additional information on interest-rate swaps.

CFBank participates in various loan programs offered by the Small Business Administration (the “SBA”), enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 75%.

During 2020, CFBank also originated loans under the SBA’s new 7(a) loan program, the Paycheck Protection Program (“PPP”).  The CARES Act authorized the SBA to temporarily guarantee PPP loans to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic.  These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness.  The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which the deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020).  The majority of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility (“PPPLF”).  See Note 10 - FHLB Advances and Other Debt for additional information.

A majority of our single-family mortgage loan originations are fixed-rate loans.  A majority of our current originations of long-term, fixed-rate single-family mortgages are generally sold rather than retained in portfolio in order to minimize investment in long-term, fixed-rate assets that have the potential to expose the Company to long-term interest rate risk.   Although we currently expect that most of our long-term, fixed-rate mortgage loan originations will continue to be sold, primarily on a servicing-released basis, a portion of these loans may be retained for portfolio within our interest rate risk and profitability guidelines.

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

We currently sell the majority of the single-family mortgage loans that we originate on a servicing released basis.  All single-family mortgage loans sold are underwritten according to Federal Home Loan Mortgage Corporation (Freddie Mac) or Federal National Mortgage Association (Fannie Mae) guidelines, or are underwritten to comply with additional guidelines as may be required by the individual investor.  CFBank is  a direct endorsed underwriter, a designation by the Department of Housing and Urban Development that allows us to offer loans insured by the Federal Housing Authority (FHA).  CFBank is approved by the Department of Veterans Affairs to originate and approve VA loans.

For the year ended December 31, 2020, single-family mortgage loans originated for sale totaled $2.2 billion,  an increase of $1.5 billion, or 203.8%, compared to $733.7 million that was originated in 2019. The increase in originations was due to the expansion of our leads-based mortgage business and increased sales activity.  The volume of refinance activity, which is very sensitive to market mortgage interest rates, was a significant factor that impacted the level of residential loan originations in 2020 and 2019.  If market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

The performance of our national mortgage lending business is impacted by market conditions and competition.  Any changes could affect the value of our mortgage loans held for sale and mortgage banking derivatives and the performance of the mortgage lending business.

For the year ended December 31, 2020, portfolio single-family mortgage loans originated by CFBank totaled $52.3 million, or 5.7% of total loans.  Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan.  Collateral positions are established by obtaining independent appraisal opinions.  Mortgage insurance is generally required when the LTV exceeds 80%.  In conjunction with competitive product offerings in the market, and the lack of availability for mortgage insurance, jumbo loans exceeding 80% are often originated without mortgage insurance.

Portfolio single-family residential ARM loans totaled $64.0 million, or 43.3% of the single-family mortgage loan portfolio, at December 31, 2020.   These loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default.  Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

CFBank has participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, since December 2012.  Pursuant to the terms of a participation agreement, CFBank purchases participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans are individually (MERS) registered loans which are held until funded by the end investor. The mortgage loan investors include Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average takes approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) are substantially reduced.  Therefore, no allowance is allocated by CFBank to these loans.  These loans are 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agrees to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintains a 5% ownership interest in each loan it participates.    See Note 4 to the Consolidated Financial Statements included in our 2020 Annual Report.

Commercial Real Estate and Multi-Family Residential Mortgage Lending.    Origination of commercial real estate and multi-family residential mortgage loans continues to be a  significant portion of CFBank’s lending activity.    Commercial real estate and multi-family residential mortgage loan balances  increased $35.6 million to $322.4 million at December 31, 2020.  This represented an increase of 12.4% over the $286.8 million balance at December 31, 2019.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property.  An independent appraisal of the property is required on all loans greater than or equal to $500,000.   In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the  property owner’s and/or guarantor’s financial strength, expertise and credit history.  We offer both fixed and adjustable rate loans.    Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans.  At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years.   We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate.  See Note 19 to the Consolidated Financial Statements  included in our 2020 Annual Report for additional information on interest-rate swaps.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 25 year amortization periods.

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

Commercial Lending.  The origination of commercial loans continues to be a significant component of our lending activity.  During 2020, commercial loan balances increased by $167.6 million, or 98.2%, to $338.3 million at year-end 2020. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets.  In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors.  We offer both fixed and adjustable rate commercial loans.  Fixed-rate loans are typically limited to a maximum term of five years.  Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

Included in Commercial loans at December 31, 2020, were $105.3 million of loans originated under the SBA’s PPP. The CARES Act authorized the SBA to temporarily guarantee PPP loans to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic.  These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness.  The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which the deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020).  The majority of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility (“PPPLF”).  See Note 10 - FHLB Advances and Other Debt for additional information

Commercial loans are generally considered to involve a greater degree of risk than loans secured by real estate.  Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy.  We seek to mitigate these risks through underwriting policies which require such loans to be qualified at origination on the basis of the enterprise’s income and debt coverage ratio and the financial strength of the business owners and/or guarantors.

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

Construction and Land Lending. With economic improvement in our market areas, there was also an increase in commercial building activity. During 2020, construction loans increased by $12.7 million, or 18.9%, to $80.4 million compared to the $67.7 million in the portfolio at year-end 2019.   CFBank’s strong capital levels has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending.  The consumer loan portfolio generally consists of home equity lines of credit,  home improvement loans, loans secured by deposits and purchased loans.  At December 31, 2020, the consumer loan portfolio totaled $23.4 million, which was 2.6% of gross loans receivable.  During 2020, the consumer loan portfolio decreased  $1.7 million, or 6.9%, over the year-end 2019 balance of $25.1 million.

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

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2020 Annual Report for detailed information on criticized and classified loans as of December 31, 2020 and 2019.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”.  In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2020, but exhibit weaknesses that could lead to nonaccrual status in the future.

	# of Loans	Balance
Commercial	3	$321
Multi-family residential real estate	1	126
Commercial real estate	3	3,594
Home equity lines of credit	1	14
Total	8	$4,055

The following table sets forth information concerning delinquent loans in dollar amounts and as a percentage of the total loan portfolio.  The amounts presented in the table below represent the total remaining balances of the loans rather than the actual payment amounts which are overdue.  Loans shown as 90 days or more delinquent include nonaccrual loans, regardless of delinquency.

	December 31, 2020				December 31, 2019				December 31, 2018
	60-89 Days		90 Days or More		60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	-	$-	3	$421	1	$210	6	$550	-	$-	4	$167
Commercial	1	78	-	-	-	-	1	1,689	-	-	-	-
Consumer loans:
Home equity lines of credit	-	-	3	84	-	-	4	115	-	-	2	89
Other	-	-	-	-	-	-	-	-	-	-	1	21
Commercial loans	-	-	1	190	1	71	1	85	-	-	1	100
Total delinquent loans	1	$78	7	$695	2	$281	12	$2,439	-	$-	8	$377

Delinquent loans as a percent of total loans		.01%		.08%		.04%		.36%		.00%		.07%

	December 31, 2017				December 31, 2016
	60-89 Days		90 Days or More		60-89 Days		90 Days or More
	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans	Number of Loans	Balance of Loans
	(Dollars in thousands)				(Dollars in thousands)
Real estate loans:
Single-family	2	$27	6	$253	1	$49	8	$397
Commercial	-	-	-	-	1	600	-	-
Consumer loans:
Home equity lines of credit	-	-	2	102	1	15	1	44
Other	-	-	-	-	-	-	-	-
Commercial loans	-	-	1	115	-	-	3	263
Total delinquent loans	2	$27	9	$470	3	$664	12	$704

Delinquent loans as a percent of total loans		.01%		.11%		.19%		.20%

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

	At December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Loans past due over 90 days still on accrual	$-	$-	$-	$-	$-
Nonaccrual loans:
Single-family real estate	421	550	167	253	397
Commercial real estate	-	1,689	-	-	-
Consumer	84	115	110	102	44
Commercial	190	85	100	115	263
Total nonaccrual loans	695	2,439	377	470	704
Total nonperforming loans	695	2,439	377	470	704
REO	-	-	38	-	204
Other foreclosed assets	-	-	-	-	-
Total nonperforming assets	695	2,439	415	470	908
Troubled Debt Restructurings (TDRs) (1)	2,900	2,838	3,061	3,271	2,986
Total nonperforming and troubled debt restructurings	$3,595	$5,277	$3,476	$3,741	$3,894
Nonperforming loans to total loans	0.08%	0.36%	0.07%	0.11%	0.20%
Nonperforming assets to total assets	0.05%	0.28%	0.06%	0.10%	0.21%

(1)

Reflects TDRs where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

The $1.7 million decrease in nonperforming loans in 2020 compared to 2019 was primarily due to a $1.7 million commercial real estate loan that was paid off.

For the year ended December 31, 2020, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $19,000.  There was no interest income recognized on nonaccrual loans in 2019, except for $30,000 of interest income that was collected from the payoff of a  commercial loan.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties.  With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”).  There was one commercial loan restructured in 2020 identified as a  TDR.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties.  The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $190,000 in TDRs at December 31, 2020, while non-accrual loans included $85,000 of TDRs at December 31, 2019.

At year-end 2020, there were a total of $2.9 million of TDRs, including $2.7 million in commercial real estate loans, $104,000 in single family residential loans and $79,000 in commercial loans,  which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” and Notes 1 and 4  to the Consolidated Financial Statements included in our 2020 Annual Report for additional information on nonperforming loans and TDRs as of December 31, 2020 and 2019.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan and Lease Losses (ALLL).  The ALLL is a valuation allowance for probable incurred credit losses.  The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance.  Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL.  See the section titled “Financial Condition - Allowance for loan losses” in our 2020 Annual Report for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $17.0 million at December 31, 2020, and increased $9.9 million, or 138.5%, from $7.1 million at December 31, 2019.  The increase in the ALLL is due $10.9 million in the provision for loan and lease losses expense, partially offset by net charge-offs of $1.0 million during the twelve months ended December 31, 2020.  The ratio of the ALLL to total loans was 1.87% at December 31, 2020, compared to 1.06% at December 31, 2019.    The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 2.15% at December 31, 2020, compared to 1.07% at December 31, 2019.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2020; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

The following table sets forth activity in the ALLL for the years ended December 31:

	2020	2019	2018	2017	2016
ALLL, beginning of period	$7,138	$7,012	$6,970	$6,925	$6,620
Charge-offs:
Real estate loans:
Single-family	425	-	6	-	147
Commercial real estate	-	-	-	-	-
Consumer loans:
Home equity	21	-	-	-	53
Other	-	36	-	-	1
Commercial loans	648	-	-	-	123
Total charge-offs	1,094	36	6	-	324

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	31	7	24	20	42
Multi-family	-	-	-	-	143
Commercial real estate	-	105	-	-	145
Consumer loans:
Home equity	17	50	22	23	69
Other	-	-	-	-	-
Commercial loans	15	-	2	2	-
Total recoveries	63	162	48	45	399
Net charge-offs (recoveries)	1,031	(126)	(42)	(45)	(75)
Provision for loan and lease losses	10,915	-	-	-	230
Reclassification of ALLL on loan-related commitments	-	-	-	-	-
ALLL, end of period	$17,022	$7,138	$7,012	$6,970	$6,925
ALLL to total loans and leases	1.87%	1.06%	1.26%	1.69%	1.96%
ALLL to nonperforming loans	2449.21%	292.66%	1859.95%	1483.00%	983.66%
Net charge-offs (recoveries) to ALLL	6.06%	-1.77%	-0.60%	-0.65%	-1.08%
Net charge-offs (recoveries) to average loans and leases	0.13%	-0.02%	-0.01%	-0.01%	-0.02%

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

	At December 31,
	2020			2019			2018
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$1,299	7.63%	16.21%	$948	13.28%	17.94%	$1,061	15.13%	21.23%
Multi-family	467	2.74%	4.97%	447	6.26%	5.85%	612	8.73%	8.54%
Commercial real estate	9,184	53.95%	30.36%	2,604	36.48%	36.92%	2,274	32.43%	31.10%
Construction	2,254	13.24%	8.82%	759	10.63%	10.09%	739	10.54%	11.08%
Consumer loans:
Home equity lines of credit	276	1.62%	2.30%	265	3.71%	3.12%	410	5.85%	4.30%
Other	116.69%		.26%	61.86%		.63%	97	1.38%	1.00%
Commercial loans	3,426	20.13%	37.08%	2,054	28.78%	25.45%	1,819	25.94%	22.75%
Total ALLL	$17,022	100.00%	100.00%	$7,138	100.00%	100.00%	$7,012	100.00%	100.00%

	At December 31,
	2017			2016
	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category	Amount	% of Allowance in each Category to Total Allowance	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$912	13.08%	23.12%	$735	10.61%	26.21%
Multi-family	660	9.47%	8.63%	716	10.34%	9.71%
Commercial real estate	2,143	30.75%	27.06%	2,727	39.38%	29.83%
Construction	672	9.64%	10.37%	580	8.38%	7.31%
Consumer loans:
Home equity lines of credit	597	8.57%	6.06%	486	7.02%	6.55%
Other	2.03%		.09%	34.49%		.18%
Commercial loans	1,984	28.46%	24.67%	1,647	23.78%	20.21%
Total ALLL	$6,970	100.00%	100.00%	$6,925	100.00%	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating and maintenance costs after acquisition are expensed.  REO and other foreclosed assets totaled $0  at December 31, 2020 and December 31, 2019. See the section titled “Financial Condition - Foreclosed Assets” and Note 5  to the Consolidated Financial Statements in our 2020 Annual Report for information regarding foreclosed assets at December 31, 2020.  Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2020, the securities available for sale portfolio totaled $8.7 million.  At December 31, 2020, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Equity securities, consisting of preferred stock in another financial institution totaled $5.0 million at December 31, 2020 and $0 at December 31, 2019.

Management evaluates debt securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes  1 and 3  to the Consolidated Financial Statements

contained in our 2020 Annual Report for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated.

	At December 31,
	2020		2019		2018
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,517	$8,636	$7,986	$8,017	$9,978	$9,881
Mortgage-backed securities - residential	62	65	126	130	167	170
Collateralized mortgage obligations	-	-	27	27	62	63
Total	$8,579	$8,701	$8,139	$8,174	$10,207	$10,114

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2020.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$5,011	1.39%	$3,506	1.71%	$-	0.00%	$-	0.00%	$8,517	1.52%
Mortgage-backed securities - residential	1	6.50%	52	3.80%	-	0.00%	9	7.01%	62	4.30%
Total	$5,012	1.39%	$3,558	1.74%	$-	0.00%	$9	7.01%	$8,579	1.54%

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

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations.  Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment.  See Note 18 to the Consolidated Financial Statements included in our 2020 Annual Report.

The Holding Company’s available cash and cash equivalents totaled $1.8 million at December 31, 2020.   Management believes that the Holding Company had adequate funds and liquidity sources at December 31, 2020 to meet its current and anticipated operating needs at this time.  See the section titled “Liquidity and Capital Resources” contained in our 2020 Annual Report for information regarding Holding Company liquidity and regulatory matters.

Deposits.    CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit.  Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives.  Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 48.4% of average deposit balances in 2020.  The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management.  Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2020, CFBank had $168.7 million in brokered deposits with maturity dates from January 2021 through August 2024. At December 31, 2020, cash, unpledged securities and deposits in other financial institutions totaled $212.7 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  CDARS one-way balances are considered brokered deposits by regulation.  Customer balances in the CDARS reciprocal and ICS programs, which no longer qualify as brokered, totaled $46.9 million at December 31, 2020 and increased $18.9 million, or 67.5%, from $28.0 million at December 31, 2019.

Certificate accounts in amounts of $100,000 or more totaled $461.4 million at December 31, 2020,  maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$63,147	1.97%
Over 3 through 6 months	64,109	1.23%
Over 6 through 12 months	159,068	1.03%
Over 12 months	175,077	1.50%
Total	$461,401

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented.    Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2020			2019			2018
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$35,681	4.03%	1.45%	$29,943	4.69%	1.80%	$28,985	6.06%	1.34%
Money market accounts	254,033	28.65%	1.13%	166,721	26.13%	1.98%	117,773	24.63%	1.29%
Savings accounts	20,637	2.33%	0.11%	18,241	2.86%	0.10%	17,048	3.56%	0.10%
Certificates of deposit	429,111	48.41%	1.96%	310,913	48.74%	2.52%	220,145	46.03%	1.90%
Total Interest-bearing deposits	739,462	83.42%	1.60%	525,818	82.42%	2.22%	383,951	80.28%	1.59%
Noninterest-bearing deposits:
Demand deposits	146,935	16.58%	-	112,151	17.58%	-	94,333	19.72%	-
Total Average Deposits	$886,397	100.00%		$637,969	100.00%		$478,284	100.00%

The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 2020.

	Period to Maturity from December 31, 2020				At December 31,
	Less than	One to	Two to	Over
	One Year	Two Years	Three Years	Three Years	2020	2019	2018
	(Dollars in thousands)
Certificate accounts:
0 to 0.99%	$120,438	$49,174	$11,587	$2,612	$183,811	$9,127	$8,554
1.00 to 1.99%	152,357	45,051	2,451	5,631	205,490	91,105	62,992
2.00 to 2.99%	59,938	40,651	13,757	10,780	125,126	212,465	172,672
3.00 to 3.99%	25,779	8,582	8,885	747	43,993	51,453	29,427
4.00 to 4.99%	-	-	-	-	-	-	20
5.00% and above	-	-	-	-	-	-	-
Total certificate accounts	$358,512	$143,458	$36,680	$19,770	$558,420	$364,150	$273,665

See the sections titled “Financial Condition – Deposits”  and “Liquidity and Capital Resources” contained in our 2020 Annual Report for additional information regarding deposits.

Borrowings.  As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth.   The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, 1-4 family commercial real estate loans and home equity lines of credit loans,  securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati.  FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities.  The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB.  FHLB advances totaled $27.5 million at December 31, 2020.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $81.4 million at year-end 2020.

The Holding Company currently has a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank.  The term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of December 31, 2020, the Company had an outstanding balance of $4.5 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2019, the term loan had an outstanding balance of $5.0 million and no outstanding balance on the credit facility.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program.  The borrowings are collateralized by commercial loans and commercial real estate loans.  Based on the collateral pledged, CFBank was eligible to borrow up to a total of $81.5 million at year-end 2020.  There were no amounts outstanding from the Federal Reserve Bank at December 31, 2020.

At December 31, 2020,  CFBank had $65.0 million of availability in unused lines of credit with two commercial banks.  There were no outstanding borrowings on these lines of credit at December 31, 2020 or December 31, 2019.  If CFBank were to borrow on these lines of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During the fourth quarter of 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30 day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  At December 31, 2020, the warehouse facility had no outstanding balance.  See Note 10 to the Consolidated Financial Statements in our 2020 Annual Report for additional information.

During the second quarter of 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 1.75% or 3.50% and are secured by the specific loans that were funded.  This warehouse facility had a $70.0 million outstanding balance at December 31, 2020.   See Note 10 to the Consolidated Financial Statements in our 2020 Annual Report for additional information.

To support the effectiveness of the PPP, the Federal Reserve introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings.  The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan.  At December 31, 2020, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.2 years.  At December 31, 2020, the principal balance of PPPLF advances outstanding was $107.4 million.

See the section titled “Financial Condition - Subordinated Debentures” contained in our 2020 Annual Report for information regarding subordinated debentures issued by the Company in 2003 and 2018.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated:

	For the Year ended December 31,
	2020	2019	2018
Short-term FHLB advances and other borrowings:
Average balance outstanding	$23,178	$3,713	$1,054
Maximum amount outstanding at any month-end during the period	70,013	23,500	17,500
Balance outstanding at end of period	70,013	-	-
Weighted average interest rate during the period	3.31%	2.11%	1.98%

Subsidiary Activities

As of December 31, 2020,  we maintained CFBank and the Trust as wholly owned subsidiaries.

Personnel

As of December 31, 2020,  the Company had 164 full-time and 13 part-time employees.

Regulation and Supervision

Set forth below is a brief description of certain laws and regulations that apply to us.  This description, as well as other descriptions of laws and regulations contained in this Form 10-K, is not complete and is qualified in its entirety by reference to the applicable laws and regulations.    The laws and regulations applicable to the Company are continually under review by the United States Congress and state legislatures and federal and state regulatory agencies, and a change in statutes, regulations or regulatory policies applicable to the Company could have a material effect on the Company’s business.

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

Prior FRB Approval.  The Bank Holding Company Act (the “BHCA”) requires the prior approval of the FRB in any case where a financial holding company proposes to:

•	acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the financial holding company;
•	acquire all or substantially all of the assets of another bank or another financial or bank holding company; or
•	merge or consolidate with any other financial or bank holding company.

In April 2020, the FRB adopted a final rule to revise its regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA.  The final rule expands and codifies the presumptions for use in such determinations.  By codifying the presumptions, the final rule provides greater transparency on the types of relationships that the FRB generally views as supporting a facts-and-circumstances determination that one company controls another company. The FRB’s final rule applies to questions of control under the BHCA, but does not extend to the Change in Bank Control Act.

Financial Holding Company Status.  A qualifying bank holding company may elect to become a financial holding company and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature and not otherwise permissible for a bank holding company, if the holding company is “well managed” and “well capitalized” and each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act (the “CRA”).  The Holding Company became a financial holding company effective as of December 1, 2016.

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB.  The Financial Services Modernization Act defines “financial in nature” to include:

•	securities underwriting, dealing and market making;
•	sponsoring mutual funds and investment companies;
•	insurance underwriting and agency;
•	merchant banking; and
•	activities that the FRB has determined to be closely related to banking.

A national bank also may engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized and well managed and has at least a satisfactory CRA rating.  If a financial holding company or a subsidiary bank fails to maintain all requirements for the holding company to maintain financial holding company status, material restrictions may be placed on the activities of the financial holding company and its subsidiaries and on the ability of the holding company to enter into certain transactions and obtain regulatory approvals for new activities and transactions.  The financial holding company could also be required to divest of subsidiaries that engage in activities that are not permitted for bank holding companies that are not financial holding companies.  If restrictions are imposed on the activities of a financial holding company, the existence of such restrictions may not be made publicly available pursuant to confidentiality regulations of the bank regulatory agencies.

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

Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W generally:

•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;
•	limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and
•

require that all such transactions be on terms (including interest rates charged and collateral required) substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

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

The Basel III Capital Rules include (a) a minimum common equity tier 1 capital ratio of 4.5%, (b) a minimum Tier 1 capital ratio of 6.0%, (c) a minimum total capital ratio of 8.0%, and (d) a minimum leverage ratio of 4.0%.

Common equity for the common equity tier 1 capital ratio generally includes common stock (plus related surplus), retained earnings, accumulated other comprehensive income (unless an institution elects to exclude such income from regulatory capital), and limited amounts of minority interests in the form of common stock, subject to applicable regulatory adjustments and deductions.

Tier 1 capital generally includes common equity as defined for the common equity tier 1 capital ratio, plus certain non-cumulative preferred stock and related surplus, cumulative preferred stock and related surplus and trust preferred securities that have been grandfathered (but which are not permitted going forward), and limited amounts of minority interests in the form of additional Tier 1 capital instruments, less certain deductions.

Tier 2 capital, which can be included in the total capital ratio, generally consists of other preferred stock and subordinated debt meeting certain conditions plus limited amounts of the allowance for loan and lease losses, subject to specified eligibility criteria, less applicable deductions.

The deductions from common equity tier 1 capital include goodwill and other intangibles, certain deferred tax assets, mortgage-

servicing assets above certain levels, gains on sale in connection with a securitization, investments in a banking organization’s own capital instruments and investments in the capital of unconsolidated financial institutions (above certain levels).

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

The Basel III Capital Rules also place restrictions on the payment of capital distributions, including dividends, and certain discretionary bonus payments to executive officers if the banking organization does not hold a capital conservation buffer of greater than 2.5 percent composed of common equity tier 1 capital above its minimum risk-based capital requirements, or if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5 percent at the beginning of the quarter.

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including CFBank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements.  Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%.  Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements.  No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule.  Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provides a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and will return to 9.0% beginning January 1, 2022. This final rule became effective on October 1, 2020.  The Company does not intend to elect utilization of the CBLR in assessing capital adequacy and intends to continue to follow existing capital rules.

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2020.

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

FDIC Regulation and Insurance of Accounts.  CFBank’s deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States Government.  The general deposit insurance limit is $250,000 per separately insured depositor.  As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions, to prohibit any insured institution from engaging in any activity the FDIC determines to pose a threat to the DIF, and to take enforcement actions against insured institutions.  The FDIC may terminate insurance of deposits of any insured institution if the FDIC finds that the insured institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or any other regulatory agency.

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations.  The premiums fund the DIF.  Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits.  In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act.  The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%.  Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%.  The DRR met the statutory minimum of 1.35% on September 30, 2018.  As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted.  In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%.  On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019.  The FDIC will continue to apply small bank credits so long as the DRR is at least 1.35%.  CFBank utilized its $115,000 assessment credit during the third quarter of 2019.  The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of December 31, 2020, the Holding Company a total of $1.8 million of cash at the Holding Company level.  At December 31, 2020, the Holding Company also had $5.0 million available on its revolving line-of-credit facility.

The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock.  In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities.  Finally, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt.    See Note 18-Regulatory Capital Matters to the Consolidated Financial Statements included in our 2020 Annual Report for additional information.

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2020. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

Federal Home Loan Bank

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances.  CFBank is a member of the FHLB of Cincinnati.  As an FHLB member, CFBank must maintain an investment in the capital stock of the FHLB of Cincinnati.

Upon the origination or renewal of a loan or advance, each FHLB is required by law to obtain and maintain a security interest in certain types of collateral.  Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLB.  The standards take into account a member’s performance under the CRA and the member’s record of lending to first-time home buyers.

Community Reinvestment Act

The CRA requires CFBank’s primary federal regulatory agency, the OCC, to assess CFBank’s record in meeting the credit needs of the communities it serves.  The OCC assigns one of four ratings: outstanding, satisfactory, needs to improve or substantial noncompliance.  The rating assigned to a financial institution is considered in connection with various applications submitted by the financial institution or its holding company to its banking regulators, including applications to acquire another financial institution or to open or close a branch office.  In addition, all subsidiary banks of a financial holding company must maintain a satisfactory or outstanding rating in order for the financial holding company to avoid limitations on its activities.

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

The Coronavirus Aid, Relief, and Economic Security Act of 2020

In response to the novel COVID-19 pandemic (“COVID-19”), the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), was signed into law on March 27, 2020, to provide national emergency economic relief measures.  Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions, such as the Holding Company and CFBank, and have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the FRB and other federal banking agencies, including those with direct supervisory jurisdiction over the Holding Company and CFBank.  Furthermore, as COVID-19 evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19.  In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including amendments to the CARES Act or new bills comparable in scope to the CARES Act. For example, on December 27, 2020, the Consolidated Appropriations Act, 2021 (the “CAA”) was signed into law, which, among other things, allowed certain banks to temporarily postpone implementation of the current expected credit loss model (accounting standard), which is described above.  The Company is continuing to assess the impact of the CARES Act and other statues, regulations and supervisory guidance related to COVID-19.

The CARES Act created the PPP as a  new guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds.  Shortly thereafter, and due to the evolving impact of COVID-19, additional legislation was enacted authorizing the SBA to resume accepting PPP applications on July 6, 2020, and extending the PPP application deadline to August 8, 2020.  As a participating lender in the PPP, CFBank continues to monitor legislative, regulatory, and supervisory developments related thereto.  On September 29, 2020, the federal bank regulatory agencies issued a final rule that neutralizes the regulatory capital and liquidity coverage ratio effects of participating in certain COVID-19 liquidity facilities due to the fact there is no credit or market risk in association with exposures pledged to such facilities.  As a result, the final rule supports the flow of credit to households and businesses affected by COVID-19.

The CARES Act encouraged the FRB, in coordination with the Secretary of the Treasury, to establish or implement various programs to help mitigate the adverse effects of COVID-19 on midsize businesses, nonprofits, and municipalities.  In April 2020, the Federal Reserve established the Main Street Lending Program (“MSLP”) to implement certain of these recommendations.  The MSLP supported lending to small and medium-sized businesses that were in sound financial condition before the onset of COVID-19.  On November 19, 2020, Treasury Secretary Steven Mnuchin indicated that he would not reauthorize extending the MSLP past December 31, 2020. However, the FRB extended the program to January 8, 2021, in order to process loans that were submitted on or before December 14, 2020. The program ended on January 8, 2021.

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

Executive and Incentive Compensation

The Dodd-Frank Act requires that the federal banking agencies, including the FRB and the FDIC, issue a rule related to incentive-based compensation.  No final rule implementing this provision of the Dodd-Frank Act has, as of the date of the filing of this Annual Report on Form 10-K, been adopted, but a proposed rule was published in 2016 that expanded upon a prior proposed rule published in 2011. The proposed rule is intended to: (i) prohibit incentive-based payment arrangements that the banking agencies determine could encourage certain financial institutions to take inappropriate risks by providing excessive compensation or that could lead to material financial loss; (ii) require the board of directors of those financial institutions to take certain oversight actions related to incentive-based compensation; and (iii) require those financial institutions to disclose information concerning incentive-based compensation arrangements to the appropriate federal regulator. Although a final rule has not been issued, the Company has undertaken efforts to ensure that the Company’s incentive compensation plans do not encourage inappropriate risks, consistent with the principles identified above.

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

SEC regulations require public companies such as the Holding Company to provide various disclosures about executive compensation in annual reports and proxy statements and to present to their shareholders a non-binding vote on the approval of executive compensation.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity.  One statement indicates that financial institutions should design multiple layers of security controls to establish several lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing Internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the financial institution’s operations after a cyber attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the financial institution or its critical service providers fall victim to this type of cyber-attack. If CFBank fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of December 31, 2020 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.   At year-end 2020, the Company had net operating loss carryforwards of $22.4 million, which expire at various dates from 2024 to 2032.  As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2020.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.   Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.    See Note 13 to the Consolidated Financial Statements included in our 2020 Annual Report,  included as Exhibit 13.1 to this Form 10-K, for additional information.

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

Economic, Market and Political Risks

The outbreak of COVID-19, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

In March 2020, the World Health Organization declared COVID-19 a pandemic and the President of the United States declared COVID-19 a national emergency.  COVID-19 has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home.  This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment.  Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees).  The federal bank regulatory agencies have encouraged financial institutions to prudently work with affected borrowers, and new legislation has provided relief from reporting loan classifications due to modifications related to COVID-19.

Given the ongoing and dynamic nature of COVID-19, it is difficult to predict the full impact of the outbreak on our business.  The extent of such impact will depend on future developments, which are highly uncertain, including when COVID-19 can be controlled and abated and when and how the economy may be reopened.  As of December 31, 2020, we held and serviced PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations.  We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan.  We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness.  In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19 has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences.  Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable.  The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19 or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•	demand for our products and services may decline, making it difficult to grow assets and income;
•

if the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•	collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
•	our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
•

as the result of the decline in the FRB’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;

•	a material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
•

a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•	we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and
•	continued adverse economic conditions could result in protracted volatility in the price of our common shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years.  The unanticipated loss or unavailability of key employees due to COVID-19 or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession.  Our business could be materially and adversely affected by such recession.

To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies.  Conditions such as inflation, recession, unemployment, changes in interest rates, money supply and other factors beyond our control can adversely affect our asset quality, deposit levels and loan demand and, therefore, our earnings and our capital.  Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, the election of a new U.S. President and changes in the membership of Congress in 2020, and other factors beyond our control may adversely affect CFBank’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of CFBank’s borrowers to repay their loans, and the value of the collateral securing loans made by CFBank.  Recent political developments have resulted in substantial changes in economic and political conditions for the U.S. and the remainder of the world.  Disruptions in U.S. and global financial markets, and changes in oil production in the Middle East also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans.  The potential effects of the United Kingdom leaving the European Union (Brexit) on the United States are still unknown.

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure.  Adverse changes in the economy, including those resulting from the ongoing COVID-19 pandemic, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows.  Moreover, our market activities are concentrated in the following Ohio counties:  Franklin County, and contiguous counties through our office in Worthington, Ohio and loan production office in Columbus, Ohio, Cuyahoga County, and contiguous counties through our agency office in Woodmere, Ohio, Hamilton County, and contiguous counties through our office in Glendale, Ohio, Summit County, and contiguous counties through our office in Fairlawn, Ohio; Columbiana County, and contiguous counties through our offices in Wellsville and Calcutta, Ohio.   Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions.  Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives.  LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021.  In November 2020, the FRB issued a statement supporting the release of a proposal and supervisory statements designed to provide a clear end date for U.S. Dollar LIBOR (“USD LIBOR”), and the federal banking agencies issued a release encouraging banks to stop entering into USD LIBOR contracts by the end of 2021, noting that most legacy contracts will mature prior to the date LIBOR ceases to be issued.  It is uncertain at this time the extent to which those entering into financial contracts will transition to any other particular benchmark.  Other benchmarks may perform differently than LIBOR or other alternative benchmarks or have other consequences that cannot currently be anticipated.  It is also uncertain what will happen with instruments that rely on LIBOR for future interest rate adjustments and which remain outstanding if LIBOR ceases to exist.

The FRB, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing USD LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities, otherwise known as the Secured Overnight Financing Rate ("SOFR").  SOFR is observed and backward looking, which stands in contrast with LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members.  Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR).  SOFR is therefore likely to be lower than LIBOR and is less likely to correlate with the funding costs of financial institutions.  Whether or not SOFR attains traction as a LIBOR replacement tool remains in question, although transactions using SOFR have been completed, including by Fannie Mae.  Both Fannie Mae and Freddie Mac ceased accepting adjustable rate mortgages tied to LIBOR and began accepting mortgages based on SOFR in 2020.

The Company’s primary exposure to LIBOR relates to its promissory notes with borrowers, swap contracts with clients, offsetting swap contracts with third parties related to the swap contracts with clients, the Company’s LIBOR-based borrowings and CFBank’s swap contracts which can be tied to LIBOR.  The Company’s contracts generally include a LIBOR term (for example, one month, three month, or one year) plus an incremental margin rate.  The Company is working through this transition via a multi-disciplinary project team.  We do not believe the change to a benchmark like SOFR will have a material impact on our financial condition, results of operations or cash flows.

Risks Related to Our Lending Activities

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

We may further experience increased delinquencies, credit losses, and corresponding charges to capital, which could require us to increase our provision for loan losses associated with impacts related to the coronavirus outbreak due to quarantines, market downturns, increased unemployment rates, changes in consumer behavior related to pandemic fears, and related emergency response legislation. We cannot predict the full impact of the coronavirus outbreak or any other future global pandemic on our business, but we may experience increased delinquencies and credit losses as a result of the outbreak.  Further, if real estate markets or the economy in general deteriorate (due to the coronavirus outbreak or otherwise), CFBank may experience increased delinquencies and credit losses. The allowance for loan losses may not be sufficient to cover actual loan-related losses. Additionally, banking regulators may require CFBank to increase its allowance for loan losses in the future, which could have a negative effect on the Company’s financial condition and results of operations. Additions to the allowance for loan losses will result in a decrease in net earnings and capital and could hinder our ability to grow our assets.

Any increase in our allowance for loan losses or loan charge-offs, including increased required by applicable regulatory authorities, could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Our Business Operations

We may not be able to effectively manage our growth.

We have experienced significant growth in the amount of our total loans in the past several years.  Since January 1, 2016, our total net loans have grown by $598.3 million, or 201.4%, and our total assets have grown by $1.1 billion, or 320.4%.  Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth.  We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls.  In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion.  If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

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

We are exposed to operational risk.

Similar to any large organization, we are exposed to many types of operational risk, including those discussed in more detail elsewhere in this Item, such as reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems.  These risks are heightened in light of COVID-19.

We may be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyber-attacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters.  We could be adversely affected by operating systems disruptions if new or upgraded business management systems are defective, not installed properly or not properly integrated into existing operating systems.  Although we have programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity and availability of our operating systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers, loss of data privacy and loss or liability to us.

Any failure or interruption in our operating or information systems, or any security or data breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on us.

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities and from actions taken by governmental regulators and community organizations in response to any of the foregoing.  Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation or regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility.

Given the volume of transactions we process, certain errors may be repeated or compounded before they are discovered and successfully rectified. Our necessary dependence upon automated systems to record and process our transaction volume may further increase the risk that technical system flaws or employee tampering or manipulation of those systems will result in losses that are difficult to detect, which may give rise to disruption of service to customers and to financial loss or liability. We are further exposed to the risk that our external vendors may be unable to fulfill their contractual obligations (or will be subject to the same risk of fraud or operational errors by their respective employees as we are) or that our (or our vendors’) consumer compliance, business continuity, and data security systems will prove to be inadequate.

Unauthorized disclosure of sensitive or confidential client information or breaches in security of our systems could severely harm our business.

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

In addition, there have been instances where financial institutions have been victims of fraudulent activity in which criminals pose as customers to initiate wire and automated clearinghouse transactions out of customer accounts.  The massive breach of the systems of a credit bureau in 2019 presents additional threats as criminals now have more information than ever before about a larger portion of our country's population, which could be used by criminals to pose as customers initiating transfers of money from customer accounts.  Although we have policies and procedures in place to verify the authenticity of our customers, we cannot assure that such policies and procedures will prevent all fraudulent transfers.

We have implemented security controls to prevent unauthorized access to our computer systems, and we require that our third-party service providers maintain similar controls.  However, the Company’s management cannot be certain that these measures will be successful.  A security breach of the computer systems and loss of confidential information, such as customer account numbers and related information, could result in a loss of customers’ confidence and, thus, loss of business.  We could also lose revenue if competitors gain access to confidential information about our business operations and use it to compete with us.  While we maintain specific "cyber" insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case.  Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

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

To date, we have not experienced any material losses relating to cyber-attacks or other information security breaches , but there can be no assurance that we will not suffer such attacks or attempted breaches, or incur resulting losses in the future.  Our risk and exposure to these matters remains heightened because of, among other things, the evolving nature of these threats, and our plans to continue to implement internet and mobile banking capabilities to meet customer demand.  As cyber and other data security threats continue to evolve, we may be required to expend significant additional resources to continue to modify and enhance its protective measures or to investigate and remediate any security vulnerabilities.

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

All of the types of cyber incidents discussed above could result in damage to our reputation, loss of customer business, costs of incentives to customers or business partners in order to maintain their relationships, litigation, increased regulatory scrutiny and potential enforcement actions, repairs of system damage, increased investments in cybersecurity (such as obtaining additional technology, making organizational changes, deploying additional personnel, training personnel and engaging consultants), increased insurance premiums, and loss of investor confidence and a reduction in the price of our common shares, all of which could result in financial loss and material adverse effects on our results of operations and financial condition

Our business could be adversely affected through third parties who perform significant operational services on our behalf.

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

One or more of the third parties utilized by us may experience a cybersecurity event or operational disruption and, if any such event does occur, it may not be adequately addressed, either operationally or financially, by such third party.  Further, the operations of our third-party vendors could fail or otherwise become delayed as a result of COVID-19.  Certain of these third parties may have limited indemnification obligations to us in the event of a cybersecurity event or operational disruption, or may not have the financial capacity to satisfy their indemnification obligations.

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

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to a number of derivative transactions. Many of these derivative instruments are individually negotiated and non-standardized, which can make exiting, transferring or settling the position difficult. We carry borrowings which contain embedded derivatives. These borrowing arrangements require that we deliver underlying securities to the counterparty as collateral.  We are dependent on the creditworthiness of the counterparties and are therefore susceptible to credit and operational risk in these situations.

Derivative contracts and other transactions entered into with third parties are not always confirmed by the counterparties on a timely basis.  While the transaction remains unconfirmed, we are subject to heightened credit and operational risk and, in the event of a default, we may find it more difficult to enforce the underlying contract.  In addition, as new and more complex derivative products are created, covering a wider array of underlying credit and other instruments, disputes about the terms of the underlying contracts could arise, which could impair our ability to effectively manage our risk exposures from these products and subject us to increased costs.  Any regulatory effort to create an exchange or trading platform for credit derivatives and other over-the-counter derivative contracts, or a market shift toward standardized derivatives, could reduce the risk associated with such transactions, but under certain circumstances could also limit our ability to develop derivatives that best suit our needs and those of our clients and adversely affect our profitability.

Legislative, Legal and Regulatory Risks

We operate in a highly regulated industry, and the laws and regulations that govern our operations, corporate governance, executive compensation and financial accounting, or reporting, including changes in, or failure to comply with the same, may adversely affect the Company.

The banking industry is highly regulated. We are subject to supervision, regulation and examination by various federal and state regulators, including the FRB, the SEC, the CFPB, the OCC, the FDIC, Financial Industry Regulatory Authority, Inc. (also known as FINRA), and various state regulatory agencies.  The statutory and regulatory framework that governs the Company is generally designed to protect depositors and customers, the DIF, the U.S. banking and financial system, and financial markets as a whole and not to protect shareholders.  These laws and regulations, among other matters, prescribe minimum capital requirements, impose limitations on our business activities (including foreclosure and collection practices), limit the dividends or distributions that we can pay, and impose certain specific accounting requirements that may be more restrictive and may result in greater or earlier charges to earnings or reductions in capital than would otherwise be required under generally accepted accounting principles in the United States of America.  Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs.  Both the scope of the laws and regulations and the intensity of the supervision to which we are subject have increased in recent years in response to the perceived state of the financial services industry, as well as other factors such as technological and market changes. Such regulation and supervision may increase our costs and limit our ability to pursue business opportunities.  Further, our failure to comply with these laws and regulations, even if the failure was inadvertent or reflects a difference in interpretation, could subject the Company to restrictions on business activities, fines, and other penalties, any of which could adversely affect results of operations, the capital base, and the price of our common shares.  Further, any new laws, rules, or regulations could make compliance more difficult or expensive or otherwise adversely affect our business and financial condition.

Legislative or regulatory changes or actions could adversely impact our business.

Regulations affecting banks and financial services businesses are undergoing continuous change, particularly in light of COVID-19 and the stimulus programs issued in connection therewith, and management cannot predict the effect of those changes.  While such changes are generally intended to lessen the regulatory burden on financial institutions, the impact of any changes to laws and regulations or other actions by regulatory agencies could adversely affect our business.  Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the ability to impose restrictions on the operation of an institution and the ability to determine the adequacy of an institution’s allowance for loan losses.  Failure to comply with applicable laws, regulations and policies could result in sanctions being imposed by the regulatory agencies, including the imposition of civil money penalties, which could have a material adverse effect on our operations and financial condition. Even the reduction of regulatory restrictions could have an adverse effect on us if such lessening of restrictions increases competition within our industry or market areas.

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

Risks Related to our Capital and Capital Stock

We are a holding company and depend on our subsidiary bank for dividends.

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates.  The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends.  As of December 31, 2020 the Holding Company a total of $1.8 million of cash at the Holding Company level.

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

General Risk Factors

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

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.    Properties.

We conducted our business through six branch offices located in Franklin, Hamilton, Summit and Columbiana Counties, Ohio, and through a loan production office located in Franklin County, Ohio and an agency office located in Cuyahoga County, Ohio as of December 31, 2020.  The net book value of the Company’s properties totaled $2.9 million at December 31, 2020.   CFBank also leases its branch offices in Fairlawn, Ohio,  Glendale, Ohio and Blue Ash, Ohio,  its loan production office in Columbus, Ohio and its agency office located in Woodmere, Ohio in Cuyahoga County.  See Note 8 to the Consolidated Financial Statements included in our 2020 Annual Report for further discussion.

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

 Item 4.    Mine Safety Disclosures.

Not Applicable

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Information required by Item 201 of Regulation S-K is incorporated herein by reference from our 2020 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Market and Dividend Information” therein.

(b)	Not applicable.
(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2020.

Period	Total number of common shares purchased		Average price paid per common share		Total number of common shares purchased as part of publicly announced plans or programs
October 1 through October 31, 2020	-		-		-
November 1 through November 30, 2020	-		-		-
December 1 through December 31, 2020	289	(1)	18.00	(2)	-
Total	289		$18.00		-

(1)	Represents shares of common stock surrendered by officers and employees of the Company for payment of taxes upon vesting of restricted stock granted under the 2009 Equity Compensation Plan.
(2)	Represents the average closing price of the Company’s common stock on December 20, 2020, which was the vesting date of the restricted stock surrendered for payment of taxes.

Item 6.    Selected Financial Data.

Information required by Item 301 of Regulation S-K is incorporated herein by reference from our 2020 Annual Report; the information appears under the caption “Selected Financial and Other Data” therein.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Information required by Item 303 of Regulation S-K is incorporated herein by reference from our 2020 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” therein.

Item  7A.    Quantitative and Qualitative Disclosures About Market Risk.

Information required by Item 305 of Regulation S-K is incorporated herein by reference from our 2020 Annual Report; the information appears under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations−Quantitative and Qualitative Disclosures about Market Risks” therein.

Item  8.    Financial Statements and Supplementary Data.

The consolidated financial statements required by Article 8 of Regulation S-X are incorporated by reference to our 2020 Annual Report; the consolidated financial statements appear under the caption “Financial Statements”  therein and include the following:

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

None

Item  9A.    Controls and Procedures.

Evaluation of disclosure controls and procedures.    Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.  As of December 31, 2020, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Senior Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2020 were effective.

Management’s Report on Internal Control Over Financial Reporting.  Information required by Item 308 of Regulation S-K is incorporated herein by reference from our 2020 Annual Report; the information appears under the caption “Management’s Report on Internal Control over Financial Reporting”  therein.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item  9B.    Other Information.

None

PART III

Item  10.  Directors, Executive Officers and Corporate Governance.

Directors.  Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from our definitive Proxy Statement for our 2020 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2021 Proxy Statement”), under the caption “PROPOSAL 1.  ELECTION OF DIRECTORS.”

Executive Officers of the Registrant.  Information required by Item 401 of Regulation S-K with respect to our executive officers is incorporated herein by reference from our 2021 Proxy Statement under the caption “EXECUTIVE OFFICERS.”

Compliance with Section 16(a) of the Exchange Act.  Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2021 Proxy Statement, under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – DELINQUENT SECTION 16(a) REPORTS.”    Copies of Forms 3, 4 and 5 filed under section 16(a) of the Exchange Act are available on our website, www.CFBankonline.com,  under the tab “Investor Relations – Section 16 Filings.”

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

Corporate Governance.  Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2021 Proxy Statement, under the captions  “CORPORATE GOVERNANCE” and “AUDIT COMMITTEE MATTERS.”

Item  11.    Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2021 Proxy Statement, under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “2020 COMPENSATION OF DIRECTORS.”

Item  12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management.  Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2021 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information.  Information required by Item 201(d) of Regulation S-K is incorporated herein by reference from our 2021 Proxy Statement, under the caption “COMPENSATION OF EXECUTIVE OFFICERS-Equity  Compensation  Plan  Information,” and from our 2020 Annual Report, where the information appears under the caption “Note 15 – Stock-Based Compensation” therein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2021 Proxy Statement, under the caption “CORPORATE GOVERNANCE–Certain Relationships and Related Transactions”  and “CORPORATE GOVERNANCE– Director  Independence.”

Item 14.    Principal Accounting Fees and Services.

Information required by this Item 14 is incorporated by reference from our 2021 Proxy Statement, under the caption “AUDIT COMMITTEE MATTERS.”

PART IV

Item  15.    Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of  Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 25, 2019, filed with the Commission on October 31, 2019 (File No. 0-25045))

3.9

Certificate of Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 29, 2020, filed with the Commission on June 2, 2020 (File No. 0-25045))

3.10

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Warrant for the purchase of common stock of Central Federal Corporation (incorporated by reference to Exhibit 4.2 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014 (File No. 0-25045))

4.3

Form of Subordinated Note Purchase Agreement by and between the Company and several Purchasers, dated December 20,2018 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed with the Commission on December 21, 2018 (File No. 0-25045))

4.4

Form of 7.0% Fixed-to-Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K filed with the Commission on December 21, 2018 (File No. 0-25045))

4.5	Description of Capital Stock
4.6	Agreement to furnish instruments defining rights of holders of long-term debt
10.1*	Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Appendix A to the registrant’s Definitive Proxy Statement filed with the Commission on March 31, 2009)
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
10.4*

Form of Incentive Stock Options Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.5*

Form of Non-Qualified Stock Option Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed with the Commission on April 1, 2013 (File No. 0-25045)

10.6*

Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.7*

Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2009 Equity Compensation Plan (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Commission on November 3, 2015 (File No. 0-25045))

10.8*

Form of Employee Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.8 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.9*

Form of Director Restricted Stock Award Agreement under the Central Federal Corporation 2019 Equity Compensation Plan (incorporated by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the Commission on March 16, 2020 (File No. 0-25045))

10.10*

Employment Agreement, dated April 22, 2019, by and among Central Federal Corporation, CFBank and Timothy T. O’Dell (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Commission on April 26, 2019 (File No. 0-25045))

10.11*

Central Federal Corporation Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Commission on August 16, 2016 (File No. 0-25045))

11.1	Statement Re: Computation of Per Share Earnings
13.1	Annual Report to Security Holders for the Fiscal Year Ended December 31, 2020
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications of the Chief Executive Officer and Principal Financial Officer
101.1	Interactive Data File (XBRL)

*Management contract or compensation plan or arrangement identified pursuant to Item 15 of Form 10-K

Item 16.  Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorize

CF BANKSHARES INC.

/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer
Date: March 23, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934,  this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 23, 2021
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 23, 2021
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 23, 2021
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 23, 2021
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 23, 2021
Edward W. Cochran

/s/ David L. Royer	Director	March 23, 2021
David L. Royer

/s/ John T. Pietrzak	Director	March 23, 2021
John T. Pietrzak