Form 10-Q
period 2021-03-31
CF BANKSHARES INC.
filed 2021-05-12
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2021

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

Yes [  ]    No [X]

As of May 1, 2021,  there were 5,384,990 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$125,814	$221,594
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	9,738	8,701
Equity securities	5,000	5,000
Loans held for sale, at fair value	430,453	283,165
Loans and leases, net of allowance of $17,086 and $17,022	966,802	895,344
FHLB and FRB stock	6,164	5,847
Premises and equipment, net	3,769	3,730
Operating lease right-of-use assets	1,537	1,387
Bank owned life insurance	25,302	17,490
Accrued interest receivable and other assets	29,958	34,637
Total assets	$1,604,637	$1,476,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$216,935	$198,675
Interest bearing	1,103,445	914,395
Total deposits	1,320,380	1,113,070
FHLB advances and other debt	137,894	214,426
Advances by borrowers for taxes and insurance	921	1,029
Operating lease liabilities	1,672	1,532
Accrued interest payable and other liabilities	12,265	21,884
Subordinated debentures	14,854	14,844
Total liabilities	1,487,986	1,366,785

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $.01 par value; shares issued: 5,482,523 at March 31, 2021 and 5,399,702 at December 31, 2020	54	54
Non-voting common stock, $.01 par value;
shares issued: 1,260,700 at March 31, 2021 and 1,260,700 at December 31, 2020	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at March 31, 2021 and 0 shares issued at December 31, 2020	-	-
Additional paid-in capital	87,904	87,637
Retained earnings	32,704	26,479
Accumulated other comprehensive income	67	96
Treasury stock, at cost; 97,267 shares of voting common stock at March 31, 2021 and 96,098 shares of voting common stock at December 31, 2020	(4,091)	(4,069)
Total stockholders' equity	116,651	110,210
Total liabilities and stockholders' equity	$1,604,637	$1,476,995

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Interest and dividend income
Loans and leases, including fees	$12,641	$9,752
Securities	133	43
FHLB and FRB stock dividends	55	44
Federal funds sold and other	28	107
	12,857	9,946
Interest expense
Deposits	2,497	3,316
FHLB advances and other debt	519	260
Subordinated debentures	224	247
	3,240	3,823
Net interest income	9,617	6,123
Provision for loan and lease losses	-	-
Net interest income after provision for loan and lease losses	9,617	6,123

Noninterest income
Service charges on deposit accounts	193	151
Net gains on sales of loans	6,360	2,844
Swap fee income	182	393
Gain on redemption of life insurance policies	380	-
Earnings on bank owned life insurance	90	36
Other	25	20
	7,230	3,444
Noninterest expense
Salaries and employee benefits	4,609	3,045
Occupancy and equipment	322	253
Data processing	536	447
Franchise and other taxes	239	179
Professional fees	1,215	1,005
Director fees	152	158
Postage, printing and supplies	39	58
Advertising and marketing	1,244	1,275
Telephone	59	54
Loan expenses	57	97
Depreciation	97	86
FDIC premiums	239	157
Regulatory assessment	65	45
Other insurance	28	27
Other	68	158
	8,969	7,044
Income before incomes taxes	7,878	2,523
Income tax expense	1,457	517
Net income	6,421	2,006
Earnings allocated to participating securities (Series C preferred stock)	-	(377)
Net income attributable to common stockholders	$6,421	$1,629

Earnings per common share:
Basic	$0.98	$0.31
Diluted	$0.96	$0.30

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended
	March 31,
	2021	2020
Net income	$6,421	$2,006
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of ($8) and $38	(29)	144
Other comprehensive income (loss), net of tax	(29)	144
Comprehensive income	$6,392	$2,150

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended March 31, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2021	$54	$13	$87,637	$26,479	$96	$(4,069)	$110,210
Net income				6,421			6,421
Other comprehensive income					(29)		(29)
Issuance of 68,460 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			161				161
Stock options exercised			106				106
Acquisition of 1,169 treasury shares surrendered upon vesting for restricted stock for payment of taxes						(22)	(22)
Cash dividends declared on common stock ($0.03 per share)				(196)			(196)
Balance at March 31, 2021	$54	$13	$87,904	$32,704	$67	$(4,091)	$116,651

					Accumulated
		Series C	Additional		Other		Total
	Common	Preferred	Paid-In	Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended March 31, 2020	Stock	Stock	Capital	Deficit	Income	Stock	Equity
Balance at January 1, 2020	$54	$-	$86,903	$(2,932)	$28	$(3,389)	$80,664
Net income				2,006			2,006
Other comprehensive income					144		144
Restricted stock expense, net of forfeitures			143				143
Acquisition of 1,869 treasury shares surrendered upon vesting for restricted stock for payment of taxes			-			(27)	(27)
Purchase of 4,753 treasury shares			-			(49)	(49)
Balance at March 31, 2020	$54	$-	$87,046	$(926)	$172	$(3,465)	$82,881

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Three months ended March 31,
	2021	2020
Net Income	$6,421	$2,006
Adjustments to reconcile net income to net cash from (used by) operating activities:
Depreciation	97	86
Amortization, net	(711)	(159)
Deferred income tax (benefit)	(8)	(38)
Originations of loans held for sale	(920,058)	(342,138)
Proceeds from sale of loans held for sale	763,245	377,294
Net gains on sales of loans	(6,360)	(2,844)
Loss on disposal of premises and equipment	3	-
Earnings on bank owned life insurance	(90)	(36)
Gain on redemption of life insurance policies	(380)	-
Stock-based compensation expense	161	143
Net change in:
Accrued interest receivable and other assets	5,429	(6,588)
Operating lease right-of-use asset	102	95
Operating lease right-of-use liability	(112)	(104)
Accrued interest payable and other liabilities	(10,141)	7,232
Net cash from (used by) operating activities	(162,402)	34,949
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	2,007	2,518
Purchases	(3,095)	(5,552)
Purchase of bank owned life insurance	(8,000)	-
Loan and lease originations and payments, net	(54,838)	(42,993)
Additions to premises and equipment	(139)	(135)
Purchase of FRB and FHLB Stock	(317)	(502)
Purchase of other investments	(348)	(1,000)
Return of investment-joint ventures	136	-
Proceeds from the redemption of life insurance policies	658	-
Net cash from (used by) investing activities	(63,936)	(47,664)
Cash flows from financing activities:
Net change in deposits	207,310	2,182
Proceeds from FHLB advances and other debt	96,500	122,400
Repayments on FHLB advances and other debt	(116,965)	(82,025)
Net change in warehouse line of credit	(56,067)	-
Net change in advances by borrowers for taxes and insurance	(108)	(293)
Cash dividends paid on common stock	(196)	-
Proceeds from exercise of stock options	106	-
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(22)	(27)
Purchase of treasury shares	-	(49)
Net cash from financing activities	130,558	42,188
Net change in cash and cash equivalents	(95,780)	29,473
Beginning cash and cash equivalents	221,594	45,879
Ending cash and cash equivalents	$125,814	$75,352
Supplemental cash flow information:
Interest paid	$3,108	$3,624
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	15,885	1,404
Investment payable on limited partnerships	521	-
Initial recognition of operating right-of-use lease asset	252	-
Initial recognition of operating right-of-use lease liability	252	-
Loans held for sale funded with other debt, net of repayments	-	13,202

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented.  These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q.  The financial performance reported for the Company for the three months ended March 31, 2021 is not necessarily indicative of the results that may be expected for the full year.  This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC.  Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2020 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (referred to herein as the “2020 Audited Financial Statements”).  The Company has consistently followed those policies in preparing this Form 10-Q.

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

All substandard loans within the commercial, multi-family residential, commercial real estate and construction segments are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Historic Tax Credits:    In June 2019, the Company made an equity investment as a non-managing member in an entity that is expected to receive historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code.  The Company expects to receive a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time.  The HTC investment is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets.  The Company’s recorded investment in this entity was $0 at March 31, 2021 and $0 at December 31, 2020.  The maximum exposure to loss related to these investments was $0 at March 31, 2021, representing the Company’s investment balance.

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

	Three months ended
	March 31,
	2021	2020
	(unaudited)
Basic
Net income	$6,421	$2,006
Earnings allocated to participating securities (Series C preferred stock) (1)	-	(377)
Net income allocated to common stockholders	$6,421	$1,629

Weighted average common shares outstanding including unvested share-based payment awards	6,623,970	5,373,897
Less: Unvested share-based payment awards-2019 Plan	(86,219)	(39,950)
Average shares	6,537,751	5,333,947
Basic earnings per common share	$0.98	$0.31

Diluted
Net earnings allocated to common stockholders	$6,421	$1,629
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-
Net earnings allocated to common stockholders	$6,421	$1,629

Weighted average common shares outstanding for basic earnings per common share	6,537,751	5,333,947
Add: Dilutive effects of assumed exercises of stock options	46,621	26,421
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	86,219	39,950
Average shares and dilutive potential common shares	6,670,591	5,400,318
Diluted earnings per common share	$0.96	$0.30

(1)

All 12,607 outstanding shares of Series C preferred stock were converted into a total of 1,260,700 shares of the Company’s Non-Voting Common Stock effective as of the close of business on May 28, 2020.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended March 31,
	2021	2020
	(unaudited)
Stock options	-	451

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

Future Accounting Matters:

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  Once effective, ASU 2016-13 will significantly change current guidance for recognizing impairment of financial instruments.  Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred.  ASU 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates.  The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts.  Additional disclosures are required.  ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss.  Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required.  As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required.  ASU 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities.  Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses.  Thereafter, entities will account for additional impairment of such purchased assets using the models listed above.  In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies.  As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.  While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase its allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures.  Management has been running and evaluating various scenarios.  At this time, the estimated impact on the Company’s consolidated financial statements, including disclosures, cannot be reasonably determined.

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at March  31, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2021 (unaudited)
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,598	$92	$10	$9,680
Mortgage-backed securities - residential	55	3	-	58
Total	$9,653	$95	$10	$9,738

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,517	$119	$-	$8,636
Mortgage-backed securities - residential	62	3	-	65
Total	$8,579	$122	$-	$8,701

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at March 31, 2021 or March 31, 2020.

There were no sales of securities during the three months ended March 31, 2021 and 2020.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at March 31, 2021 and December 31, 2020 are shown in the table below by contractual maturity.  Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date are shown separately.

	March 31, 2021		December 31, 2020
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$5,035	$5,056	$5,011	$5,033
Due from one to five years	4,563	4,624	3,506	3,603
Mortgage-backed securities - residential	55	58	62	65
Total	$9,653	$9,738	$8,579	$8,701

Fair value of securities pledged as collateral was as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Pledged as collateral for:
FHLB advances	$1,013	$1,017
Public deposits	3,068	3,060
Mortgage banking derivatives	3,039	3,016
Total	$7,120	$7,093

At March 31, 2021 and December 31, 2020, there were no holdings of securities of any one issuer, other than U.S. government-sponsored entities and agencies, in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at March 31, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

March 31, 2021 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$3,077	10	$-	$-	$3,077	$10
Total temporarily impaired	$3,077	$10	$-	$-	$3,077	$10

The unrealized losses in U.S. Treasuries at March 31, 2021 were related to multiple securities.  Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2021.

There were no unrealized losses at December 31, 2020.

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

	March 31, 2021	December 31, 2020
	(unaudited)
Commercial (1)	$326,206	$338,286
Real estate:
Single-family residential	186,022	147,860
Multi-family residential	51,509	45,375
Commercial	311,091	277,028
Construction	83,584	80,426
Consumer:
Home equity lines of credit	22,865	20,962
Other	2,611	2,429
Subtotal	983,888	912,366
Less: ALLL	(17,086)	(17,022)
Loans and leases, net	$966,802	$895,344

(1)	Includes $4,723 and $4,133 of commercial leases at March 31, 2021 and December 31, 2020, respectively.

Included in Commercial loans at March 31, 2021 and December 31, 2020, were $86,157 and $105,269, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”).  The CARES Act authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP, to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic.  These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness.  The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which the deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020).  The majority of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility (“PPPLF”).  See Note 8- FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021.  Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced.  Therefore, no allowance was allocated by CFBank to these loans.  These loans were 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated.  At March 31, 2021 and December 31, 2020, CFBank held $0  and $15,713, respectively, of such loans which have been included in single-family residential loan totals above.

Allowance for Loan and Lease Losses

The ALLL is a valuation allowance for probable incurred credit losses in the loan portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan and lease losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1 to the 2020 Audited Financial Statements.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2021:

	Three months ended March 31, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022
Addition to (reduction in) provision for loan losses	(55)	525	10	(500)	(25)	-	45	-
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	56	3	-	-	-	5	-	64
Ending balance	$3,427	$1,827	$477	$8,684	$2,229	$281	$161	$17,086

The following table presents the activity in the ALLL by portfolio segment for the three months ended March 31, 2020:

	Three months ended March 31, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138
Addition to (reduction in) provision for loan losses	120	(45)	65	70	(185)	(20)	(5)	-
Charge-offs	(71)	-	-	-	-	-	-	(71)
Recoveries	-	2	-	-	-	4	-	6
Ending balance	$2,103	$905	$512	$2,674	$574	$249	$56	$7,073

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of March 31, 2021 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$-	$-	$23
Collectively evaluated for impairment	3,427	1,827	477	8,661	2,229	281	161	17,063
Total ending allowance balance	$3,427	$1,827	$477	$8,684	$2,229	$281	$161	$17,086

Loans:
Individually evaluated for impairment	$256	$103	$-	$2,704	$-	$-	$-	$3,063
Collectively evaluated for impairment	325,950	185,919	51,509	308,387	83,584	22,865	2,611	980,825
Total ending loan balance	$326,206	$186,022	$51,509	$311,091	$83,584	$22,865	$2,611	$983,888

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of December 31, 2020:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$-	$-	$23
Collectively evaluated for impairment	3,426	1,299	467	9,161	2,254	276	116	16,999
Total ending allowance balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022

Loans:
Individually evaluated for impairment	$268	$104	$-	$2,718	$-	$-	$-	$3,090
Collectively evaluated for impairment	338,018	147,756	45,375	274,310	80,426	20,962	2,429	909,276
Total ending loan balance	$338,286	$147,860	$45,375	$277,028	$80,426	$20,962	$2,429	$912,366

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended March 31, 2021.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2021.  Cash payments of interest on these loans during the three months ended March 31, 2021 totaled $41.

				Three months ended
	As of March 31, 2021			March 31, 2021
	(unaudited)			(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	520	256	-	78	2
Real estate:
Single-family residential (1)	103	103	-	103	1
Commercial:
Non-owner occupied	2,704	2,704	23	2,711	38
Total with an allowance recorded	3,327	3,063	23	2,892	41
Total	$3,327	$3,063	$23	$2,892	$41

(1)	Allowance recorded in an amount less than $1 has been rounded down to zero.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020.  The unpaid principal balance is the contractual principal balance outstanding.  The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs.  The table presents accrual basis interest income recognized during the three months ended March 31, 2020.  Cash payments of interest during the months ended March 31, 2020 totaled $42.

				Three months ended
	As of December 31, 2020			March 31, 2020
				(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	533	268	-	144	2
Real estate:
Single-family residential (1)	104	104	-	106	1
Commercial:
Non-owner occupied	2,718	2,718	23	2,734	38
Total with an allowance recorded	3,355	3,090	23	2,984	41
Total	$3,355	$3,090	$23	$2,984	$41

The following table presents the recorded investment in nonperforming loans by class of loans:

	March 31, 2021	December 31, 2020
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	178	190
Real estate:
Single-family residential	418	421
Consumer:
Home equity lines of credit:
Originated for portfolio	-	12
Purchased for portfolio	45	72
Total nonaccrual	641	695
Total nonaccrual and nonperforming loans	$641	$695

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans.  There were no loans 90 days or more past due and still accruing interest at March 31, 2021 or December 31, 2020.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of March 31, 2021 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$39	$-	$-	$39	$326,167	$178
Real estate:
Single-family residential	-	18	315	333	185,689	103
Multi-family residential	-	-	-	-	51,509	-
Commercial:
Non-owner occupied	-	-	-	-	167,528	-
Owner occupied	-	-	-	-	110,677	-
Land	-	-	-	-	32,886	-
Construction	-	-	-	-	83,584	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	22,680	-
Purchased for portfolio	45	-	-	45	140	45
Other	-	-	-	-	2,611	-
Total	$84	$18	$315	$417	$983,471	$326

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2020:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$338,286	$190
Real estate:
Single-family residential	1,747	-	315	2,062	145,798	106
Multi-family residential	-	-	-	-	45,375	-
Commercial:
Non-owner occupied	-	78	-	78	159,835	-
Owner occupied	-	-	-	-	90,049	-
Land	-	-	-	-	27,066	-
Construction	-	-	-	-	80,426	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	20,773	12
Purchased for portfolio	-	-	46	46	143	26
Other	-	-	-	-	2,429	-
Total	$1,747	$78	$361	$2,186	$910,180	$334

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Short-term Loan Deferrals

Under the Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), as amended by the Consolidated Appropriations Act 2021, financial institutions are permitted to not classify loan modifications as TDRs that were related to the impact of COVID-19 if:

•	The modifications were made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the public health emergency, and

•	The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements under the CARES Act.  The program allows for deferral of payments for up to 90 days, which we may extend for up to an additional 90 days at our option.  The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loans.  At March 31, 2021, loans with an outstanding balance of approximately $3.6 million were on temporary deferrals. Under the provisions of the CARES Act, none of these loans were considered a TDR at March 31, 2021.

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

As of March 31, 2021 and December 31, 2020, TDRs totaled $3,063 and $3,090, respectively.  The Company allocated $23 and $23 of specific reserves to loans whose terms had been modified in TDRs as of March 31, 2021 and December 31, 2020, respectively.  The Company had not committed to lend any additional amounts as of March 31, 2021 or December 31, 2020 to customers with outstanding loans classified as nonaccrual TDRs.

During the three months ended March 31, 2021 and March 31, 2020, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended March 31, 2021 and March 31, 2020.  A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing.  At March 31, 2021 and at December 31, 2020, nonaccrual TDRs were as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Commercial	$178	$190
Total	$178	$190

Nonaccrual loans at March 31, 2021 and December 31, 2020 do not include $2,885 and $2,900, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

The recorded investment in loans and leases by risk category and by class of loans and leases as of March 31, 2021 and based on the most recent analysis performed follows.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$325,316	$481	$231	$178	$326,206
Real estate:
Single-family residential	185,604	-	-	418	-	186,022
Multi-family residential	-	51,389	-	120	-	51,509
Commercial:
Non-owner occupied	55	157,737	7,031	2,705	-	167,528
Owner occupied	-	106,982	2,829	866	-	110,677
Land	-	32,886	-	-	-	32,886
Construction	-	83,349	235	-	-	83,584
Consumer:
Home equity lines of credit:
Originated for portfolio	22,666	-	-	14	-	22,680
Purchased for portfolio	140	-	-	45	-	185
Other	2,611	-	-	-	-	2,611
	$211,076	$757,659	$10,576	$4,399	$178	$983,888

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2020 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1	$337,110	$664	$321	$190	$338,286
Real estate:
Single-family residential	147,439	-	-	421	-	147,860
Multi-family residential	-	45,249	-	126	-	45,375
Commercial:
Non-owner occupied	57	150,084	7,054	2,718	-	159,913
Owner occupied	-	87,636	1,537	876	-	90,049
Land	-	27,066	-	-	-	27,066
Construction	-	80,247	179	-	-	80,426
Consumer:
Home equity lines of credit:
Originated for portfolio	20,746	-	-	27	-	20,773
Purchased for portfolio	118	-	-	71	-	189
Other	2,429	-	-	-	-	2,429
	$170,790	$727,392	$9,434	$4,560	$190	$912,366

Leases:

The following lists the components of the net investment in direct financing leases (1):

	March 31, 2021	December 31, 2020
	(unaudited)
Total minimum lease payments to be received	$5,254	$4,459
Less: unearned income	(531)	(326)
Net investment in direct financing leases	$4,723	$4,133

(1)	There were no initial direct costs associated with these leases.

The following summarizes the future minimum lease payments receivable in fiscal year 2021 and in subsequent fiscal years:

2021	$943
2022	1,239
2023	1,198
2024	1,018
2025	720
Thereafter	136
$5,254

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities.  If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term.  At March 31, 2021, the weighted-average remaining lease term for the Company’s operating leases was 3.5 years and the weighted-average discount rate was 6.54%.

The Company’s operating lease costs were $103 for the three months ended March 31, 2021 and $95 for the three months ended March 31, 2020, respectively.  The variable lease costs totaled $84 for the three months ended March 31, 2021 and $60 for the three months ended March 31, 2020, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of March 31, 2021 are as follows:

2021, excluding the three months ended March 31, 2021	$441
2022	574
2023	425
2024	327
2025	77
Thereafter	13
Total future minimum rental commitments	1,857
Less - amounts representing interest	(185)
Total operating lease liabilities	$1,672

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at March 31, 2021 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$9,680
Mortgage-backed securities - residential	58
Total securities available for sale	$9,738
Loans held for sale	$430,453
Derivative assets	$998
TBA Mortgage-back securities	$5,734
Financial Liabilities:
Derivative liabilities	$998
Interest rate lock commitments	$613

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair Value Measurements at December 31, 2020 using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,636
Mortgage-backed securities - residential	65
Total securities available for sale	$8,701
Loans held for sale	$283,165
Derivative assets	$1,944
Interest rate lock commitments	$18,101
Financial Liabilities:
Derivative liabilities	$1,944
TBA Mortgage-backed securities	$2,690

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at March 31, 2021 or December 31, 2020.  There were no transfers of assets or liabilities measured at fair value between levels during the periods ended March 31, 2021 and December 31, 2020.

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2021.  Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

Fair Value Measurements at December 31, 2020 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$190
Total impaired loans	$190

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at March 31, 2021 or December 31, 2020.

There were no write-downs of impaired collateral dependent loans during the three months ended March 31, 2021 or 2020.  Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $190, with a valuation allowance of $0 at December 31, 2020.

During the three months ended March 31, 2021, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs.  The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2021.  The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$190	Comparable sales approach	Adjustment for differences between the comparable market transactions	65.00%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale.  These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans.  Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included.  Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment.  None of these loans were 90 days or more past due or on nonaccrual as of March 31, 2021 or December 31, 2020.

As of March 31, 2021 and December 31, 2020, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Aggregate fair value	$430,453	$283,165
Contractual balance	428,626	274,401
Gain	$1,827	$8,764

The total amount of gains and losses from changes in fair value included in earnings for the three months ended March 31, 2021 and 2020 for loans held for sale were:

	Three months ended March 31,
	2021	2020
	(unaudited)
Interest income	$2,220	$1,197
Interest expense	-	-
Change in fair value	(6,937)	1,235
Total change in fair value	$(4,717)	$2,432

The carrying amounts and estimated fair values of financial instruments at March 31, 2021 were as follows:

	Fair Value Measurements at March 31, 2021 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$125,814	$125,814	$-	$-	$125,814
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	9,738	-	9,738	-	9,738
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	430,453	-	430,453	-	430,453
Loans and leases, net	966,802	-	-	976,577	976,577
FHLB and FRB stock	6,164	n/a	n/a	n/a	n/a
Accrued interest receivable	5,439	3	78	5,358	5,439
Derivative assets	998	-	998	-	998
TBA mortgage-back securities	5,734	-	5,734	-	5,734

Financial liabilities
Deposits	$(1,320,380)	$(668,917)	$(654,737)	$-	$(1,323,654)
FHLB advances and other borrowings	(137,894)	-	(138,548)	-	(138,548)
Advances by borrowers for taxes and insurance	(921)	-	-	(921)	(921)
Subordinated debentures	(14,854)	-	(16,052)	-	(16,052)
Accrued interest payable	(631)	-	(631)	-	(631)
Derivative liabilities	(998)	-	(998)	-	(998)
TBA mortgage-back securities	(613)	-	(613)	-	(613)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$221,594	$221,594	$-	$-	$221,594
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,701	-	8,701	-	8,701
Equity Securities	5,000	-	-	5,000	5,000
Loans held for sale	283,165	-	283,165	-	283,165
Loans and leases, net	895,344	-	-	905,030	905,030
FHLB and FRB stock	5,847	n/a	n/a	n/a	n/a
Accrued interest receivable	4,584	1	36	4,547	4,584
Derivative assets	1,944	-	1,944	-	1,944
Interest rate lock commitments	18,101	-	18,101	-	18,101

Financial liabilities
Deposits	$(1,113,070)	$(554,650)	$(565,089)	$-	$(1,119,739)
FHLB advances and other borrowings	(214,426)	-	(215,531)	-	(215,531)
Advances by borrowers for taxes and insurance	(1,029)	-	-	(1,029)	(1,029)
Subordinated debentures	(14,844)	-	(16,325)	-	(16,325)
Accrued interest payable	(498)	-	(498)	-	(498)
Derivative liabilities	(1,944)	-	(1,944)	-	(1,944)
TBA mortgage-backed securities	(2,690)	-	(2,690)	-	(2,690)

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

Loans and Leases

Fair values of loans and leases as of March 31, 2021, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification.  Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  The discount rate for the discounted cash flow analyses includes a credit quality adjustment.  Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 3.05% at March 31, 2021 and 3.09% at December 31, 2020.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year.  The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter.  After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612.  At March 31, 2021, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,699.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	March 31, 2021	December 31, 2020
FHLB fixed rate advances:
Maturities:
2021	2.32%	$4,000	$7,500
2022	1.16%	10,000	10,000
2023	0.92%	3,500	3,500
2024	1.90%	6,500	6,500
Total FHLB fixed rate advances		24,000	27,500

Fixed rate other debt:
FRB PPPLF advances	0.35%	90,573	107,413

Variable rate other debt:
Holding Company credit facility	4.00%	9,375	9,500
Warehouse facility	2.90%	13,946	70,013
Total variable rate other debt		23,321	79,513
Total		$137,894	$214,426

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

The Holding Company has a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank.  The term loan requires quarterly principal payments of $125  plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.   Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of March 31, 2021, the Company had an outstanding balance of $4,375 on the term loan and a $5,000 outstanding balance on the revolving line-of-credit.  At December 31, 2020, the Company had an outstanding balance of $4,500 on the term loan and  a $5,000 outstanding balance on the revolving line-of-credit facility.

At March 31, 2021, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000.  There were no outstanding borrowings on either line at March 31, 2021 and December 31, 2020.    Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and are secured by the specific loans that were funded.  This warehouse facility had no outstanding balance at March 31, 2021 and December 31, 2020.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and are secured by the specific loans that were funded.  This warehouse facility had an outstanding balance of $13,946 at March 31, 2021, and $70,013 at December 31, 2020.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The CARES Act amended the loan program of the Small Business Administration, in which CFBank participates, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, CFBank processed 558 PPP loans totaling approximately $126 million.  To support the effectiveness of the PPP, the Federal Reserve Board (the “FRB”) introduced the Paycheck Protection Program Lending Facility (the “PPPLF”) to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings.  The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan.  If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well.  At March 31, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.1 years.  At March 31, 2021, the principal balance of PPPLF advances outstanding was $90,573.  At December 31, 2020, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.2 years.  At December 31, 2020, the principal balance of PPPLF advances outstanding was $107,413.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future.  Total compensation cost that has been charged against income for those Plans totaled $161 and  $143,  respectively, for the three months ended March 31, 2021 and March 31, 2020.  The total income tax effect was $34 and $30, respectively, for the three months ended March 31, 2021 and March 31, 2020.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units.  There were 184,041 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at March 31, 2021.

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

There were no options granted during the three months ended March 31, 2021 and March 31, 2020.  There were 14,544 options exercised during the three months ended March 31, 2021 and no options exercised during the three months ended March 31, 2020.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plans for the three months ended March 31, 2021 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	90,442	$7.57
Exercised	(14,544)	7.27
Expired	-	-
Cancelled or forfeited	(1,454)	7.87
Outstanding at end of period	74,444	$7.46	2.2	$931

Exercisable at end of period	74,444	$7.46	2.2	$931

During the three months ended March 31, 2021,  stock options to purchase a total of 1,454 common shares were canceled, forfeited or expired.  There were no common shares canceled, forfeited or expired during the three months ended March 31, 2020.  As of March 31, 2021, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date.  The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years.  There were 68,460 shares of restricted stock granted under the Plan during the three months ended March 31, 2021.  There were no shares of restricted stock granted during the three months ended March 31, 2020.

A summary of changes in the Company’s nonvested restricted stock awards as of March 31, 2021 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	59,802	$12.12
Granted	68,460	17.79
Vested	(5,884)	12.81
Forfeited	(183)	10.52
Nonvested at March 31, 2021	122,195	$15.27

As of March 31, 2021 and 2020, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,677 and $1,012, respectively.

There were 183 shares of restricted stock forfeited during the three month period ended March 31, 2021.  There were 5,234  shares of restricted stock forfeited during the three months ended March 31, 2020.  There were 5,884 shares of restricted stock that vested during the three months ended March 31, 2021 and 10,096 shares of restricted stock that vested during the three months ended March 31, 2020.

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

The Basel III Capital Rules require CFBank to maintain: 1) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 4.5%, plus a 2.5% “capital conservation buffer” (resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of 7.0%); 2) a minimum ratio of Tier 1 capital to risk-weighted assets of 6.0%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.5%); 3) a minimum ratio of Total capital to risk-weighted assets of 8.0%, plus the capital conservation buffer (resulting in a minimum Total capital ratio of 10.5%); and 4) a minimum Leverage Ratio of 4.0%.

The capital conservation buffer is designed to absorb losses during periods of economic stress.  Failure to maintain the minimum Common Equity Tier 1 capital ratio plus the capital conservation buffer will result in potential restrictions on a banking institution’s ability to pay dividends, repurchase stock and/or pay discretionary compensation to its employees.

The following tables present actual and required capital ratios as of March 31, 2021 and December 31, 2020 for CFBank under the Basel III Capital Rules.  Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total Capital to risk weighted assets	$145,379	13.18%	$115,851	10.50%	$110,334	10.00%
Tier 1 (Core) Capital to risk weighted assets	131,544	11.92%	93,784	8.50%	88,267	8.00%
Common equity tier 1 capital to risk-weighted assets	131,544	11.92%	77,234	7.00%	71,717	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	131,544	9.37%	56,150	4.00%	70,188	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital to risk weighted assets	$136,683	14.31%	$100,298	10.50%	$95,522	10.00%
Tier 1 (Core) Capital to risk weighted assets	124,678	13.05%	81,194	8.50%	76,418	8.00%
Common equity tier 1 capital to risk-weighted assets	124,678	13.05%	66,866	7.00%	62,089	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	124,678	9.74%	51,187	4.00%	63,984	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes.  The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties.  The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements.  CFBank was party to interest-rate swaps with a combined notional amount of $57,882 at March 31, 2021 and $46,474 at December 31, 2020.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position.  At March 31, 2021, CFBank had $2,723 in securities and cash pledged as collateral for these derivatives.  Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements.  The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order.  As of March 31, 2021, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	March 31, 2021	December 31, 2020
	(unaudited)
Notional amount	$57,882	$46,474
Weighted average pay rate on interest-rate swaps	4.23%	4.19%
Weighted average receive rate on interest-rate swaps	3.11%	3.08%
Weighted average maturity (years)	7.1	7.4
Fair value of derivative asset	$998	$1,944
Fair value of yield derivative liability	(998)	(1,944)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet.  Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income.  There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the three months ended March 31, 2021 or 2020.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives.  These mortgage banking derivatives are not designated in hedge relationships.  The Company had approximately $745,616  and $1,048,613 of interest rate lock commitments related to residential mortgage loans at March 31, 2021 and December 31, 2020, respectively.  The fair value of these mortgage banking derivatives was reflected by a derivative liability of $613 at March 31, 2021 and is included in other assets in the consolidated balance sheet.  The fair value was reflected by a derivative asset of $18,100 at December 31, 2020, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $552,750 and $506,750 of TBA mortgage-backed securities at March 31, 2021 and December 31, 2020, respectively.  The fair value of these TBA mortgage-backed securities was $5,734 and ($2,690) at March 31, 2021 and December 31, 2020, respectively, which is included in other assets at March 31, 2021 and other liabilities at December 31, 2020 on the consolidated balance sheet.  The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	March 31, 2021		December 31, 2020
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$745,616	$(613)	$1,048,613	$18,100
TBA mortgage-back securities	552,750	5,734	506,750	(2,690)

As of March 31, 2021, CFBank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $4,847.

The following table represents the notional amount of loans sold during the three months ended March 31, 2021 and 2020 (unaudited):

	Three Months ended
	March 31,
	2021	2020
Notional amount of loans sold	$756,886	$362,858

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table represents the revenue recognized on mortgage activities for the three months ended March 31, 2021 and 2020 (unaudited):

	Three Months ended
	March 31,
	2021	2020
Gain on loans sold	11,916	5,582
Gain (loss) from change in fair value of loans held-for-sale	(6,937)	1,235
Gain (loss) from change in fair value of derivatives	1,381	(3,973)
	$6,360	$2,844

NOTE 12 – INCOME TAXES

At March 31, 2021, the Company had a deferred tax asset recorded in the amount of approximately  $4,800.  At December 31, 2020, the Company had a deferred tax asset recorded of approximately $4,700.  At March 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded.  The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2017.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences.    When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2021 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986.  At March 31, 2021, the Company had net operating loss carryforwards of $22,416, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year.  Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized.  As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988.  Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2020.  However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded.  Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items.  The effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was approximately 18.5% and 20.5%, respectively, which management believes is a reasonable estimate for the effective tax rate.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three months ended March 31, 2021 and 2020:

	For the three months ended March 31,
	2021	2020
	(unaudited)
Statutory tax rate	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.6%)	0.2%
Tax exempt earnings on bank owned life insurance	(0.2%)	(0.3%)
Gain on redemption of life insurance policies	(1.0%)	-
Dividends on equity securities	(0.2%)	-
Low income housing credits	(0.5%)	(1.1%)
Other, net	-	0.7%
Effective tax rate	18.5%	20.5%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three months ended March 31, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended
	March 31,
	2021	2020
	(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$96	$28
Other comprehensive income (loss) before reclassifications (2)	(29)	144
Net current-period other comprehensive income (loss)	(29)	144
Accumulated other comprehensive income, end of period	$67	$172

(1) All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.
(2) There were no amounts reclassified out of other comprehensive income for the three months ended March 31, 2021 and 2020.

NOTE 14 - PREFERRED STOCK

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

Each share of Series C Preferred Stock was convertible either (i) automatically into 100 shares of the Company’s non-voting common stock, par value $0.01 per share (which is also convertible into Common Stock) (the “Non-Voting Common Stock”), effective as of the close of business on the date that the Company obtained stockholder approval for, and filed, a Certificate of Amendment to the Company’s Certificate of Incorporation to authorize such class of Non-Voting Common Stock; or (ii) unless previously converted into shares of Non-Voting Common Stock, into 100 shares of the Company’s common stock upon transfer of such shares of Series C Preferred Stock to a non-affiliate of the holder in specified permitted transactions.

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

Conversion of Series C Preferred Stock to Non-Voting Common Stock:

On May 27, 2020, an amendment to the Company’s Certificate of Incorporation, as amended (the “Certificate of Incorporation”), to authorize a separate class of Non-Voting Common Stock was approved by the stockholders of the Company at the Company’s 2020 annual meeting of stockholders.  On May 28, 2020, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Company’s Certificate of Incorporation to authorize 1,260,700 shares of Non-Voting Common Stock. Effective as of the close of business on May 28, 2020, all 1,260,700 authorized shares of Non-Voting Common Stock were issued upon conversion of the 12,607 outstanding shares of the Company’s Series C Preferred Stock. Pursuant to the terms of the Series C Preferred Stock, each outstanding share of Series C Preferred Stock converted automatically into 100 shares of Non-Voting Common Stock at such time.

NOTE 15 – PENDING BRANCH SALE

On December 29, 2020, CFBank entered into a Branch Purchase and Assumption Agreement (the “P&A Agreement”) with Consumers National Bank (“Consumers”) pursuant to which Consumers will acquire the two branches of CFBank in Columbiana County, Ohio – CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio (the “Branches”).

The P&A Agreement provides for the sale and transfer by CFBank to Consumers of the land, buildings and other associated assets of the Branches; approximately $100 million in deposits attributable to the Branches; $15 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions and held in CFBank’s portfolio; all performing loans attributable to the Branches which are outstanding at closing (totaling approximately $3.1 million in aggregate principal amount as of November 30, 2020); and up to $13.5 million in aggregate principal amount of single family residential mortgage loans and home equity lines of credit to be identified by the parties prior to the closing principally from CFBank’s Northeast Ohio loan portfolio.  In exchange, Consumers will pay to CFBank the net book value of the land, building and associated assets of the Branches, a deposit premium equal to 1.75% of the average daily deposits of the Branches for the 30 days preceding the closing, and the par value of the subordinated debt securities and loans acquired by Consumers.  The determination of the actual amount of deposit liabilities and the identification of the actual loans to be sold to Consumers will be finalized prior to closing.

The closing of the transactions contemplated by the P&A Agreement is subject to regulatory approval and satisfaction of other customary closing conditions.  The parties expect the closing of the transactions to occur in the third calendar quarter of 2021.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us.  Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements.  Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements.  Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2020.

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

Business Overview

The Holding Company is a financial holding company that owns 100% of the stock of CFBank, which was formed in Ohio in 1892 and converted from a federal savings association to a national bank on December 1, 2016.  Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company.  Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding status with the Federal Reserve Board (the “FRB”).  Effective as of July 27, 2020, the Company changed its name from Central Federal Corporation to CF Bankshares Inc.

CFBank is a boutique commercial bank headquartered in Columbus, Ohio. CFBank has focused on bettering the Ohio economy and serving the financial needs of closely held businesses since 1892. Over a century has passed, and yet, our focus remains the same: guide fellow Ohioans to financial stability and success with agility, ease, and care.  As CFBank has expanded, we have maintained our penchant for individualized service and direct customer access to decision makers. CFBank now has a presence in four major metro markets- Columbus, Cleveland, and Cincinnati, Ohio and Indianapolis, Indiana, as well as branch locations in Columbiana Country (two locations).  CFBank provides commercial loans and leases, commercial and residential real estate loans and treasury management depository services, corporate treasury management, residential lending, and full-service retail banking services and products. In addition, CFBank also has a national residential lending platform.  CFBank also offers its clients the convenience of online internet banking, mobile banking, and remote deposit.

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

COVID-19 Impact. The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020.  The impacts of the COVID-19 pandemic have resulted in, among other things, stock and global market declines, disruption in business and leisure activities as stay-at-home orders were mandated by state and local governments, significant strain on the health care industry as it addressed the severity of the health crisis, and shifts in the general economy (such as high unemployment, negative GDP expectations, a 150 bps decline in Federal funds rates, and unprecedented government stimulus).  The dramatic events surrounding the pandemic and the uncertainty about the longevity of the pandemic’s affects will continue to impact future expectations about credit costs and margins and noninterest expenses.

Given the extent of uncertainty, we guided numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers.  CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers.  The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision.  Using the PPP loans as

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carry a low interest rate of 0.35%.  CFBank’s loans through the PPPLF totaled $87.2 at March 31, 2021 and $107.4 million at December 31, 2020.  PPP loans are given a zero risk-weight in regulatory risk-based capital ratios.  Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio.  Since the pandemic started, CFBank has granted payment modifications on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances).  At March 31, 2021 loans on payment deferrals totaled approximately $3.6 million compared to approximately $528,000 at December 31, 2020.

Amid the uncertainty related to the COVID-19 pandemic, CFBank significantly increased the allowance for loan and lease losses during 2020 for the dramatically changing circumstances that continue to evolve.

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

Financial Condition

General.  Assets totaled $1.6 billion at March 31, 2021 and increased $128.0 million, or 8.6%, from $1.5 billion at December 31, 2020.  The increase was primarily due to a $147.3 million increase in loans held for sale and a $71.5 million increase in net loan balances, partially offset by a $95.8 million decrease in cash and cash equivalents.

Cash and cash equivalents.  Cash and cash equivalents totaled $125.8 million at March 31, 2021, and decreased $95.8 million, or 43.2%, from $221.6 million at December 31, 2020.  The decrease in cash and cash equivalents was primarily attributed to increases in loans held for sale and net loans.

Securities. Securities available for sale totaled $9.7 million at March 31, 2021, and increased $1.0 million, or 11.9%, compared to $8.7 million at December 31, 2020.  The increase was due to security purchases, partially offset by principal maturities.

Loans held for sale.  Loans held for sale totaled $430.5 million at March 31, 2021 and increased $147.3 million, or 52.0%, from $283.2 million at December 31, 2020.

Loans and Leases.  Net loans and leases totaled $966.8 million at March 31, 2021, and increased $71.5 million, or 8.0%, from $895.3 million at December 31, 2020.  The increase was due to a $38.2 million increase in single-family residential loan balances, a $34.1 million increase in commercial real estate loan balances, a $6.1 million increase in multi-family loan balances, a $3.1 million increase in construction loans balances, and a $2.1 million increase in consumer loan balances, partially offset by a $12.1 million decrease in commercial loan balances.  The increases in the aforementioned loan balances was related to increased sales activity and new relationships.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021.  Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced.  Therefore, no allowance was allocated by CFBank to these loans.  These loans were 100% risk rated for CFBank capital adequacy purposes.  Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated.    During the three months ended March 31, 2021, loan origination activity totaled $5.0 million and payoffs for the same period totaled $20.7 million,  respectively.  At March 31, 2021 and December 31, 2020, CFBank held $0 and $15.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL).  The allowance for loan and lease losses totaled $17.1 million at March 31, 2021, and increased $64,000, or 0.4%, from $17.0 million at December 31, 2020.  The increase in the ALLL is due to net recoveries during the three months ended March 31, 2021.  The ratio of the ALLL to total loans was 1.74% at March 31, 2021, compared to 1.87% at December 31, 2020.  The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 1.95% at March 31, 2021, compared to 2.15% at December 31, 2020.

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

The ALLL consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Substandard loans of all classes within the commercial, commercial real estate, construction and multi-family residential loan segments, regardless of size, are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral.  Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and are classified as impaired.  See Notes 1 and 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding the ALLL.

Individually evaluated impaired loans totaled $3.1 million at March 31, 2021, and decreased $27,000, or 0.9%, from $3.1 million at December 31, 2020.  The decrease was primarily due to principal payments.   The amount of the ALLL specifically allocated to individually impaired loans totaled $23,000 at March 31, 2021 and December 31, 2020.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $641,000 at March 31, 2021, and decreased $54,000 from $695,000 at December 31, 2020.  The decrease was primarily due to two consumer loans being returned to accrual status during the first quarter.  The ratio of nonperforming loans to total loans was 0.07% at March 31, 2021 compared to 0.08% at December 31, 2020.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $178,000 at March 31, 2021 and $190,000 at December 31, 2020.  The decrease in TDRs included in nonaccrual loans was primarily due to principal payments.

Nonaccrual loans at March 31, 2021 and December 31, 2020 do not include $2.9 million and $2.9 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected.  These loans are included in total impaired loans.  See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans increased by $1.0 million, or 6.8%, during the three months ended March 31, 2021 primarily due to loan downgrades.  Loans designated as special mention increased $1.2 million, or 12.1%, and totaled $10.6 million at March 31, 2021, compared to $9.4 million at December 31, 2020.  Loans classified as substandard decreased $161,000, or 3.5%, and totaled $4.4 million at March 31, 2021, compared to $4.6 million at December 31, 2020.  Loans designated as doubtful decreased $12,000, or 6.3%, and totaled $178,000 at March 31, 2021, compared to $190,000 at December 31, 2020.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Total past due loans decreased $1.8 million and totaled $417,000 at March 31, 2021, compared to $2.2 million at December 31, 2020.  Past due loans totaled 0.04% of the loan portfolio at March 31, 2021, compared to 0.2% at December 31, 2020.  See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss.  Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans.  CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal.  Interest only commercial lines of credit totaled $83.0 million, or 25.4%, of CFBank’s commercial portfolio at March 31, 2021, compared to $83.1 million, or 24.6%, at December 31, 2020.  Interest only home equity lines of credit totaled $22.3 million, or 97.6%, of the total home equity lines of credit at March 31, 2021 compared to $20.2 million, or 96.5%, at December 31, 2020.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of March 31,2021; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs.  Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL.  Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review.  Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk.  An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets.   The Company held no foreclosed assets at March 31, 2021 or December 31, 2020.  The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits.  Deposits totaled $1.3 billion at March 31, 2021, an increase of $207.3 million, or 18.6%, from $1.1 billion at December 31, 2020.   The increase is due to a $189.1 million increase in interest-bearing deposit accounts and an $18.2 million increase in noninterest-bearing account balances.  Interest-bearing deposit accounts increased to $1.1 billion at March 31, 2021, from $914.4 million at December 31, 2020.  The increase in interest-bearing accounts is primarily attributed to a $93.0 million increase in certificate of deposit account balances, a $59.0 million increase in brokered demand deposit account balances, a $21.5 million increase in money market account balances, and a $13.5 million increase in interest-bearing checking account balances.  The increase in certificate of deposit account balances was due to increases in brokered, listing service and retail certificates of deposits.  The increase in interest-bearing checking is primarily related to the balances in the Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.   The increases in money market account balances were primarily due to increases in customer relationships and balances from on-going sales and marketing activities.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network.  Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products.  Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $307.6 million at March 31, 2021, and increased $138.9 million, or 82.3% from $168.7 million at December 31, 2020.  Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $56.6 million at March 31, 2021 and increased $9.7 million, or 20.6%, from $46.9 million at December 31, 2020.

FHLB advances and other debt.  FHLB advances and other debt totaled $137.9 million at March 31, 2021 and decreased $76.5 million, or 35.7%, compared to $214.4 million at December 31, 2020.  The Holding Company currently has a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank.  The term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022. Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of March 31, 2021, the Company had an outstanding balance of $4.4 million on the term loan and $5.0 million outstanding balance on the revolving line-of-credit.  At

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

December 31, 2020, the Company had an outstanding balance of $4.5 million and $5.0 million outstanding balance on the credit facility.

At March 31, 2021, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million.  There were no outstanding borrowings on either line at March 31, 2021 or December 31, 2020.

During 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.00% or 4.00% and are secured by the specific loans that were funded.  This warehouse facility had no outstanding balance at March 31, 2020 or December 31, 2020.

During 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank.  The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market.  Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.35% or 2.90% and are secured by the specific loans that were funded.  This warehouse facility had a $13.9 million outstanding balance at March 31, 2021 and a  $70.0 million outstanding balance at December 31, 2020.

CFBank has participated in the PPPLF, which provides liquidity through term financing backed by PPP loans.  At March 31, 2021 and December 31, 2020, the principal balance of PPPLF advances outstanding was $90.6 million and $107.4 million, respectively.  Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA.  See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures.  Subordinated debentures totaled $14.9 million at March 31, 2021 and $14.8 million at December 31, 2020.  In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000.  In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company.  The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years.  Interest payments were current at March 31, 2021 and December 31, 2020.

Stockholders’ equity. Stockholders’ equity totaled $116.7 million at March 31, 2021, an increase of $6.4 million, or 5.8%, from $110.2 million at December 31, 2020.  The increase in total stockholders’ equity was primarily attributed to net income.

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

Currently, the Holding Company has excess cash or sources of liquidity to cover its expenses for the foreseeable future, and could inject capital into CFBank if necessary.  Also, CFBank has the flexibility to manage its balance sheet size as a result of the short duration of the loans held for sale, as well as to deploy those assets into higher earning assets to improve net interest income as the opportunity presents itself.

Comparison of the Results of Operations for the Three Months Ended March 31, 2021 and 2020.

General.   Net income for the three months ended March 31, 2021 totaled $6.4 million (or $0.96 per diluted common share) and increased $4.4 million, or 220.1%, compared to net income of $2.0 million (or $0.30 per diluted common share) for the three months ended March 31, 2020.

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

Net interest income totaled $9.6 million for the quarter ended March 31, 2021 and increased $3.5 million, or 57.1%, compared to net interest income of $6.1 million for the quarter ended March 31, 2020.  The increase in net interest income was primarily due to a $2.9 million, or 29.3%, increase in interest income and a $583,000, or 15.2%, decrease in interest expense.  The increase in interest income was primarily attributed to a $573.8 million, or 67.2%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 106bps decrease in average yield on interest-earning assets.  The

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

decrease in interest expense was attributed to a 111bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $480.4 million, or 69.3%, increase in average interest-bearing liabilities.  The net interest margin of 2.69% for the quarter ended March 31, 2021 decreased 18bps compared to the net interest margin of 2.87% for the quarter ended March 31, 2020.

Interest income totaled $12.9 million for the quarter ended March 31, 2021,  and increased $3.0 million, or 29.3%, compared to $9.9 million for the quarter ended March 31, 2020.  The increase in interest income was primarily attributed to a $241.7 million, or 35.9%, increase in average loans outstanding and a $247.2 million, or 178.3%, increase in loans held for sale outstanding, partially offset by a 53bp decrease in average yield on loans and a 115bps decrease in loans held for sale.

Interest expense totaled $3.2 million for the quarter ended March 31, 2021, and decreased $583,000, or 15.2%, compared to $3.8 million for the quarter ended March 31, 2020.  The decrease in interest expense was primarily attributed to a 107bps decrease in the average yield of interest-bearing deposits, partially offset by a $352.9 million, or 55.3%, increase in average interest-bearing deposits.

Provision for loan and lease losses.  There was no provision for loan and lease losses expense for the quarter ended March 31, 2021 or for the quarter ended March 31, 2020, which is due to strong credit quality.  Net recoveries for the quarter ended March 31, 2021 totaled $64,000, compared to net charge-offs of $65,000 for the quarter ended March 31, 2020.

The following table presents information regarding net charge-offs (recoveries) for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
	2021	2020
(unaudited)	(Dollars in thousands)
Commercial	$(56)	$71
Single-family residential real estate	$(3)	$(2)
Home equity lines of credit	(5)	(4)
Total	$(64)	$65

Noninterest income.  Noninterest income for the quarter ended March 31, 2021 totaled $7.2 million and increased $3.8 million, or 109.9%, compared to $3.4 million for the quarter ended March 31, 2020.  The increase was primarily due to a $3.5 million increase in net gain on sale of loans.  The increase in net gain on sale of loans was primarily a result of increased sales volume related to our residential mortgage lending business.  While originations were reasonably strong during the quarter ended March 31, 2021, margins have declined substantially since the fourth quarter of 2020.  Based upon the current mortgage lending environment and volatility, we could expect to see substantial decreases in mortgage originations and noninterest income attributable to sales of residential mortgage loans during the remainder of 2021 as compared to 2020.

Noninterest expense.  Noninterest expense for the quarter ended March 31, 2021 totaled $9.0 million and increased $2.0 million, or 27.3%, compared to $7.0 million for the quarter ended March 31, 2020.  The increase in noninterest expense during the three months ended March 31, 2021 was primarily due to a $1.6 million increase in salaries and employee benefits expense and a $210,000 increase in professional fees expense. The increase in salaries and employee benefits expense was primarily due to the expansion of and increased volumes in our residential mortgage lending business, coupled with an increase in personnel to support our growth, infrastructure and risk management practices.  The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business.

Income tax expense.  Income tax expense was $1.5 million for the quarter ended March 31, 2021, an increase of $940,000, compared to $517,000 for the quarter ended March 31, 2020.  The effective tax rate for the quarter ended March 31, 2021 was approximately 18.5%, as compared to approximately 20.5% for the quarter ended March 31, 2020.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences.  When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items.  Based on these criteria, the Company determined as of March 31, 2021 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended March 31,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$14,854	$133	3.61%	$10,136	$43	1.71%
Loans held for sale	385,811	2,220	2.30%	138,619	1,197	3.45%
Loans and leases (3)	914,296	10,421	4.56%	672,579	8,555	5.09%
Other earning assets	106,657	28	0.11%	28,351	107	1.51%
FHLB and FRB stock	5,974	55	3.68%	4,091	44	4.30%
Total interest-earning assets	1,427,592	12,857	3.60%	853,776	9,946	4.66%
Noninterest-earning assets	79,770			41,849
Total assets	$1,507,362			$895,625

Interest-bearing liabilities:
Deposits	$991,325	2,497	1.01%	$638,466	3,316	2.08%
FHLB advances and other borrowings	181,869	743	1.63%	54,375	507	3.73%
Total interest-bearing liabilities	1,173,194	3,240	1.10%	692,841	3,823	2.21%

Noninterest-bearing liabilities	221,190			120,968
Total liabilities	1,394,384			813,809

Equity	112,978			81,816
Total liabilities and equity	$1,507,362			$895,625

Net interest-earning assets	$254,398			$160,935
Net interest income/interest rate spread		$9,617	2.50%		$6,123	2.45%
Net interest margin			2.69%			2.87%
Average interest-earning assets
to average interest-bearing liabilities	121.68%			123.23%

(1)	Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.
(2)	Average yields and interest earned are stated on a fully taxable equivalent basis.
(3)	Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended
	March 31, 2021
	Compared to Three Months Ended
	March 31, 2020

	Increase (decrease)
	due to
	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$63	$27	$90
Loans held for sale	(2,522)	3,545	1,023
Loans and leases	(5,114)	6,980	1,866
Other earning assets	(615)	536	(79)
FHLB and FRB Stock	(36)	47	11
Total interest-earning assets	(8,224)	11,135	2,911

Interest-bearing liabilities:
Deposits	(7,480)	6,661	(819)
FHLB advances and other borrowings	(1,794)	2,030	236
Total interest-bearing liabilities	(9,274)	8,691	(583)

Net change in net interest income	$1,050	$2,444	$3,494

(1) Securities amounts are presented on a fully taxable equivalent basis.

Critical Accounting Policies

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry.  These policies are presented in Note 1 to our 2020 Audited Financial Statements.  Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.  Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations.  These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors.  We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements.  The following discussion details the critical accounting policies and the nature of the estimates made by management.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Determination of the ALLL.  The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components.  The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items.  The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.  Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management.  The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans.  Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined.  Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy.  Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan losses”, in Note 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 4 and 6 to our 2020 Audited Financial Statements.

Fair value of financial instruments.    Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Note 6 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1 and 6 to our 2020 Audited Financial Statements.

Mortgage banking derivatives.  Another critical accounting policy relates to the fair value of mortgage banking derivatives.  Mortgage banking derivatives include two types of commitments: rate lock commitments and forward loan commitments.  The fair values of these mortgage derivatives are based on anticipated gains on the underlying loans and are based on valuation models using observable market data as of the measurement date.  Changes in the fair value of the derivatives are reported currently in earnings, as other noninterest income.  Changes in assumptions or in market conditions could significantly affect the estimates.  Additional information is included in Notes 1, 6 and 11 to the consolidated financial statements included in this Quarterly Report on Form 10-Q and in Notes 1, 6 and 19 to our 2020 Audited Financial Statements.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at March 31, 2021 and December 31, 2020.

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$117,553	$212,654
Additional borrowing capacity at the FHLB	59,924	53,609
Additional borrowing capacity at the FRB	72,954	81,508
Unused commercial bank lines of credit	65,000	65,000
Total	$315,431	$412,771

Cash, unpledged securities and deposits in other financial institutions decreased $95.1 million, or 44.7%, to $117.6 million at March 31, 2021, compared to $212.7 million at December 31, 2020.  The decrease is primarily attributed to an increase in loans and leases and loans held for sale, partially offset by an increase in deposits.

CFBank’s additional borrowing capacity with the FHLB increased $6.3 million, or 11.8%, to $59.9 million at March 31, 2021, compared to $53.6 million at December 31, 2020.  The increase is primarily attributed to a decrease in FHLB fixed rate advances.

CFBank’s additional borrowing capacity at the FRB decreased $8.5 million, or 10.5%, to $73.0 million at March 31, 2021 from $81.5 million at December 31, 2020. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at March 31, 2021 and at December 31, 2020.

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

Management believes that the Holding Company had adequate funds at December 31, 2020 to meet its current and anticipated operating needs at this time.  The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt.  The Company may also pay dividends on its common stock when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $160,000.  The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%.  The total rate in effect was 3.05% at March 31, 2021.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000.  The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The Holding Company currently has a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank.  The new term loan requires quarterly principal payments of $125,000 plus accrued interest.  Any remaining principal is due and payable on the maturity date, which is December 23, 2022.  Loans under the credit facility bear interest at a rate equal to the Prime Rate plus 0.75%.  The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth.  As of March 31, 2021, the Company had an outstanding balance of $4.4 million on the term loan and a  $5.0 million outstanding balance on the revolving line-of-credit.  At December 31, 2020, the Company had an outstanding balance of $4.5 million and a  $5.0 million outstanding balance on the credit facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of March 31, 2021, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures.  We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended March 31, 2021.

Changes in internal control over financial reporting.  We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020:

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None.
(b)	Not applicable.
(c)

The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended March 31, 2021.

Period	Total number of common shares purchased		Average price paid per common share		Total number of common shares purchased as part of publicly announced plans or programs
January 1 through January 31, 2021	-		-		-
February 1 through February 28, 2021	1,169	(1)	19.20	(2)	-
March 1 through March 31, 2021	-		-		-
Total	1,169		$18.00		-

(1)	Represents shares of common stock surrendered by officers and employees of the Company for payment of taxes upon vesting of restricted stock granted under the 2009 Equity Compensation Plan.
(2)	Represents the average closing price of the Company’s common stock on February 27, 2021, which was the vesting date of the restricted stock surrendered for payment of taxes.

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

3.11

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

3.12

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

CF BANKSHARES INC.

Dated: May 12, 2020	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: May 12, 2020	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Senior Vice President and Senior Financial Officer