Form 10-Q
period 2021-06-30
CF BANKSHARES INC.
filed 2021-08-16
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

______________________________________

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
(Voting) Common Stock, $.01 par value	CFBK	The NASDAQ Capital Market

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

Yes [  ]    No [X]

As of August 1, 2021, there were 5,356,817 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$134,321	$221,594
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	17,661	8,701
Equity securities	5,000	5,000
Loans held for sale, at fair value	254,327	283,165
Loans and leases, net of allowance of $15,495 and $17,022	1,001,477	895,344
FHLB and FRB stock	6,164	5,847
Premises and equipment, net	3,765	3,730
Other assets held for sale	29,308	-
Operating lease right-of-use assets	1,584	1,387
Bank owned life insurance	25,439	17,490
Accrued interest receivable and other assets	28,635	34,637
Total assets	$1,507,781	$1,476,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$249,557	$198,675
Interest bearing	922,312	914,395
Total deposits	1,171,869	1,113,070
FHLB advances and other debt	74,290	214,426
Advances by borrowers for taxes and insurance	1,412	1,029
Operating lease liabilities	1,709	1,532
Other liabilities held for sale	107,229	-
Accrued interest payable and other liabilities	16,549	21,884
Subordinated debentures	14,864	14,844
Total liabilities	1,387,922	1,366,785

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,481,757 at June 30, 2021 and 5,399,702 at December 31, 2020	54	54
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at June 30, 2021 and 1,260,700 at December 31, 2020	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at June 30, 2021 and 0 shares issued at December 31, 2020	-	-
Additional paid-in capital	88,099	87,637
Retained earnings	35,997	26,479
Accumulated other comprehensive income	50	96
Treasury stock, at cost; 110,868 shares of voting common stock at June 30, 2021 and 96,098 shares of voting common stock at December 31, 2020	(4,354)	(4,069)
Total stockholders' equity	119,859	110,210
Total liabilities and stockholders' equity	$1,507,781	$1,476,995

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans and leases, including fees	$13,414	$9,759	$26,055	$19,511
Securities	166	42	299	85
FHLB and FRB stock dividends	57	50	112	94
Federal funds sold and other	24	17	52	124
	13,661	9,868	26,518	19,814
Interest expense
Deposits	2,108	3,001	4,605	6,317
FHLB advances and other debt	288	344	807	604
Subordinated debentures	225	240	449	487
	2,621	3,585	5,861	7,408
Net interest income	11,040	6,283	20,657	12,406
Provision for loan and lease losses	(1,600)	3,125	(1,600)	3,125
Net interest income after provision for loan and lease losses	12,640	3,158	22,257	9,281

Noninterest income
Service charges on deposit accounts	206	139	399	290
Net gains (losses) on sales of residential mortgage loans	(744)	19,576	5,616	22,420
Net gains on sales of SBA loans	1,159	49	1,159	49
Swap fee income	-	14	182	407
Gain on redemption of life insurance policies	3	-	383	-
Earnings on bank owned life insurance	138	36	228	72
Other	189	42	214	62
	951	19,856	8,181	23,300
Noninterest expense
Salaries and employee benefits	4,551	6,250	9,160	9,295
Occupancy and equipment	259	247	581	500
Data processing	524	427	1,060	874
Franchise and other taxes	243	184	482	363
Professional fees	1,381	1,182	2,596	2,187
Director fees	158	221	310	379
Postage, printing and supplies	47	58	86	116
Advertising and marketing	1,283	1,248	2,527	2,523
Telephone	67	52	126	106
Loan expenses	31	65	88	162
Depreciation	106	94	203	180
FDIC premiums	380	134	619	291
Regulatory assessment	65	45	130	90
Other insurance	40	27	68	54
Other	132	79	200	237
	9,267	10,313	18,236	17,357
Income before incomes taxes	4,324	12,701	12,202	15,224
Income tax expense	835	2,633	2,292	3,150
Net income	3,489	10,068	9,910	12,074
Earnings allocated to participating securities (Series C preferred stock)	-	(1,218)	-	(1,866)
Net income attributable to common stockholders	$3,489	$8,850	$9,910	$10,208

Earnings per common share:
Basic	$0.53	$1.54	$1.52	$1.84
Diluted	$0.52	$1.53	$1.48	$1.82

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$3,489	$10,068	$9,910	$12,074
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of ($5) and ($7), and ($12) and $31	(17)	(26)	(46)	118
Other comprehensive income (loss), net of tax	(17)	(26)	(46)	118
Comprehensive income	$3,472	$10,042	$9,864	$12,192

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at April 1, 2021	$54	$13	$87,904	$32,704	$67	$(4,091)	$116,651
Net income				3,489			3,489
Other comprehensive loss					(17)		(17)
Restricted stock expense, net of forfeitures			195				195
Purchase of 13,601 treasury shares						(263)	(263)
Cash dividends declared on common stock ($0.03 per share)				(196)			(196)
Balance at June 30, 2021	$54	$13	$88,099	$35,997	$50	$(4,354)	$119,859

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Six months ended June 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2021	$54	$13	$87,637	$26,479	$96	$(4,069)	$110,210
Net income				9,910			9,910
Other comprehensive loss					(46)		(46)
Issuance of 68,460 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			356				356
Stock options exercised			106				106
Acquisition of 1,169 treasury shares surrendered upon vesting for restricted stock for payment of taxes						(22)	(22)
Purchase of 13,601 treasury shares						(263)	(263)
Cash dividends declared on common stock ($0.06 per share)				(392)			(392)
Balance at June 30, 2021	$54	$13	$88,099	$35,997	$50	$(4,354)	$119,859

		Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
Three months ended June 30, 2020	Stock	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at April 1, 2020	$54	$-	$87,046	$(926)	$172	$(3,465)	$82,881
Net income				10,068			10,068
Other comprehensive loss					(26)		(26)
Restricted stock expense, net of forfeitures			207				207
Stock options exercised			36				36
Purchase of 56,247 treasury shares						(599)	(599)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Balance at June 30, 2020	$54	$13	$87,276	$9,142	$146	$(4,064)	$92,567

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
Six months ended June 30, 2020	Stock	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at January 1, 2020	$54	$-	$86,903	$(2,932)	$28	$(3,389)	$80,664
Net income				12,074			12,074
Other comprehensive income					118		118
Restricted stock expense, net of forfeitures			350				350
Stock options exercised			36				36
Acquisition of 1,869 treasury shares surrendered upon vesting for restricted stock for payment of taxes			-			(27)	(27)
Purchase of 61,000 treasury shares		-	-			(648)	(648)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Balance at June 30, 2020	$54	$13	$87,276	$9,142	$146	$(4,064)	$92,567

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2021	2020
Net Income	$9,910	$12,074
Adjustments to reconcile net income to net cash from (used by) operating activities:
Provision for loan and lease losses	(1,600)	3,125
Depreciation	203	180
Amortization, net	(1,624)	(507)
Deferred income tax (benefit)	(12)	(31)
Originations of loans held for sale	(1,729,136)	(806,205)
Proceeds from sale of loans held for sale	1,763,441	789,573
Net gains on sales of residential mortgage loans	(5,616)	(22,420)
Net gains on sales of SBA loans	(1,159)	(49)
Loss on disposal of premises and equipment	17	-
Earnings on bank owned life insurance	(228)	(71)
Gain on redemption of life insurance policies	(383)	-
Stock-based compensation expense	356	350
Net change in:
Accrued interest receivable and other assets	14,845	(15,510)
Operating lease right-of-use asset	215	192
Operating lease right-of-use liability	(235)	(210)
Accrued interest payable and other liabilities	(13,811)	13,974
Net cash from (used by) operating activities	35,183	(25,535)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	4,016	3,066
Purchases	(13,070)	(5,552)
Purchase of bank owned life insurance	(8,000)	-
Loan and lease originations and payments, net	(118,325)	(184,413)
Purchase of loans and leases	(13,798)	-
Proceeds from the sale of loans	1,625	-
Additions to premises and equipment	(611)	(194)
Purchase of FRB and FHLB Stock	(317)	(1,208)
Purchase of other investments	(656)	(1,000)
Return of investment-joint ventures	315	98
Proceeds from the redemption of life insurance policies	661	-
Net cash from (used by) investing activities	(148,160)	(189,203)
Cash flows from financing activities:
Net change in deposits	166,028	102,715
Proceeds from FHLB advances and other debt	110,510	450,636
Repayments on FHLB advances and other debt	(180,633)	(306,330)
Net change in warehouse line of credit	(70,013)	-
Net change in advances by borrowers for taxes and insurance	383	(147)
Cash dividends paid on common stock	(392)	-
Proceeds from exercise of stock options	106	36
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(22)	(27)
Purchase of treasury shares	(263)	(648)
Net cash from financing activities	25,704	246,235
Net change in cash and cash equivalents	(87,273)	31,497
Beginning cash and cash equivalents	221,594	45,879
Ending cash and cash equivalents	$134,321	$77,376

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Six months ended June 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$6,061	$7,388
Income tax paid	2,700	-

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	16,611	1,404
SBA Loans transferred from portfolio to held for sale	16,462	-
Transfer of loans and premises and equipment to other assets held for sale	29,308	-
Transfer of deposits to other liabilities held for sale	107,229	-
Investment payable on limited partnerships	8,477	500
Initial recognition of operating right-of-use lease asset	412	-
Initial recognition of operating right-of-use lease liability	412	-
Loans held for sale funded with other debt, net of repayments	-	(7,517)

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the six months ended June 30, 2021 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2020 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (referred to herein as the “2020 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

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

All interest accrued but not received for each loan placed on nonaccrual status is reversed against interest income in the period in which it is placed on nonaccrual status. Interest received on such loans is accounted for on the cash-basis or cost recovery method, until qualifying for return to accrual status. Loans are considered for return to accrual status provided all the principal and interest amounts that are contractually due are brought current, there is a current and well documented credit analysis, there is reasonable assurance of repayment of principal and interest, and the customer has demonstrated sustained, amortizing payment performance of at least six months.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Historic Tax Credits: In June 2019, the Company made an equity investment as a non-managing member in an entity that is expected to receive historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code. The Company expects to receive a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time. The HTC investment is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets. The Company’s recorded investment in this entity was $0 at June 30, 2021 and $0 at December 31, 2020. The maximum exposure to loss related to these investments was $0 at June 30, 2021, representing the Company’s investment balance.

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

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Basic
Net income	$3,489	$10,068	$9,910	$12,074
Earnings allocated to participating securities (Series C preferred stock) (1)	-	(1,218)	-	(1,866)
Net income allocated to common stockholders	$3,489	$8,850	$9,910	$10,208

Weighted average common shares outstanding including unvested share-based payment awards	6,643,318	5,777,816	6,633,698	5,575,856
Less: Unvested share-based payment awards-2019 Plan	(106,896)	(38,719)	(96,615)	(39,335)
Average shares	6,536,422	5,739,097	6,537,083	5,536,521
Basic earnings per common share	$0.53	$1.54	$1.52	$1.84

Diluted
Net earnings allocated to common stockholders	$3,489	$8,850	$9,910	$10,208
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$3,489	$8,850	$9,910	$10,208

Weighted average common shares outstanding for basic earnings per common share	6,536,422	5,739,097	6,537,083	5,536,521
Add: Dilutive effects of assumed exercises of stock options	45,935	24,762	46,278	25,591
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	106,896	38,719	96,615	39,335
Average shares and dilutive potential common shares	6,689,253	5,802,578	6,679,976	5,601,447
Diluted earnings per common share	$0.52	$1.53	$1.48	$1.82

(1)All 12,607 outstanding shares of Series C preferred stock were converted into a total of 1,260,700 shares of the Company’s Non-Voting Common Stock effective as of the close of business on May 28, 2020.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Stock options	-	437	-	444

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Dividend Restrictions: Banking regulations require us to maintain certain capital levels and may limit the dividends paid by CFBank to the Holding Company or by the Holding Company to stockholders. The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. The Holding Company is a legal entity that is separate and distinct from CFBank, which has no obligation to make any dividends or other funds available for the payment of dividends by the Holding Company. The Holding Company also is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock. In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities. Finally, under the terms of the Holding Company’s fixed-to-floating rate subordinated notes, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated notes.

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within Noninterest Income. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of Noninterest Income are as follows:

•Service charges on deposit accounts - these represent general service fees for monthly account maintenance and activity, or transaction-based fees, and consist of transaction-based revenue, time-based revenue (service period), item-based revenue or some other individual attribute-based revenue. Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed (such as a wire transfer). Payments for such performance obligations are generally received at the time the performance obligations are satisfied.

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at June 30, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2021 (unaudited)
Corporate debt	$9,975	$-	$-	$9,975
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	7,577	71	10	7,638
Mortgage-backed securities - residential	46	2	-	48
Total	$17,598	$73	$10	$17,661

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,517	$119	$-	$8,636
Mortgage-backed securities - residential	62	3	-	65
Total	$8,579	$122	$-	$8,701

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at June 30, 2021 or June 30, 2020.

There were no sales of securities during the six months ended June 30, 2021 and 2020.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at June 30, 2021 and December 31, 2020 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	June 30, 2021		December 31, 2020
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,516	$3,539	$5,011	$5,033
Due from one to five years	4,061	4,099	3,506	3,603
Due from five to ten years	9,975	9,975	-	-
Mortgage-backed securities - residential	46	48	62	65
Total	$17,598	$17,661	$8,579	$8,701

Fair value of securities pledged as collateral was as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Pledged as collateral for:
FHLB advances	$1,531	$1,017
Public deposits	3,055	3,060
Mortgage banking derivatives	1,523	3,016
Total	$6,109	$7,093

At June 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at June 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

June 30, 2021 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$3,063	10	$-	$-	$3,063	$10
Total temporarily impaired	$3,063	$10	$-	$-	$3,063	$10

The unrealized losses in U.S. Treasuries at June 30, 2021 were related to multiple securities. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2021.

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

	June 30, 2021	December 31, 2020
	(unaudited)
Commercial (1)	$281,368	$338,286
Real estate:
Single-family residential	240,531	147,860
Multi-family residential	72,998	45,375
Commercial	314,512	277,028
Construction	86,033	80,426
Consumer:
Home equity lines of credit	19,111	20,962
Other	2,419	2,429
Subtotal	1,016,972	912,366
Less: ALLL	(15,495)	(17,022)
Loans and leases, net	$1,001,477	$895,344

(1)Includes $18,025 and $4,133 of commercial leases at June 30, 2021 and December 31, 2020, respectively.

Included in Commercial loans at June 30, 2021 and December 31, 2020, were $28,221 and $105,269, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP, to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of these loans have been pledged as collateral on borrowings under the FRB Paycheck Protection Program Lending Facility (“PPPLF”). See Note 8- FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter 2021. At June 30, 2021 and December 31, 2020, CFBank held $0 and $15,713, respectively, of such loans which have been included in single-family residential loan totals above.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2021:

	Three months ended June 30, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,427	$1,827	$477	$8,684	$2,229	$281	$161	$17,086
Addition to (reduction in) provision for loan losses	(50)	600	300	(1,850)	(550)	(50)	-	(1,600)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	-	4	-	-	-	5	-	9
Ending balance	$3,377	$2,431	$777	$6,834	$1,679	$236	$161	$15,495

	Six months ended June 30, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022
Addition to (reduction in) provision for loan losses	(105)	1,125	310	(2,350)	(575)	(50)	45	(1,600)
Charge-offs	-	-	-	-	-	-	-	-
Recoveries	56	7	-	-	-	10	-	73
Ending balance	$3,377	$2,431	$777	$6,834	$1,679	$236	$161	$15,495

The following table presents the activity in the ALLL by portfolio segment for the three and six months ended June 30, 2020:

	Three months ended June 30, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,103	$905	$512	$2,674	$574	$249	$56	$7,073
Addition to (reduction in) provision for loan losses	600	150	55	1,860	450	10	-	3,125
Charge-offs	(39)	(58)	-	-	-	-	-	(97)
Recoveries	-	2	-	-	-	4	-	6
Ending balance	$2,664	$999	$567	$4,534	$1,024	$263	$56	$10,107

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of June 30, 2021 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$-	$-	$23
Collectively evaluated for impairment	3,377	2,431	777	6,811	1,679	236	161	15,472
Total ending allowance balance	$3,377	$2,431	$777	$6,834	$1,679	$236	$161	$15,495

Loans:
Individually evaluated for impairment	$243	$101	$-	$2,686	$-	$-	$-	$3,030
Collectively evaluated for impairment	281,125	240,430	72,998	311,826	86,033	19,111	2,419	1,013,942
Total ending loan balance	$281,368	$240,531	$72,998	$314,512	$86,033	$19,111	$2,419	$1,016,972

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended June 30, 2021. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table presents accrual basis interest income recognized during the three and six months ended June 30, 2021. Cash payments of interest on these loans during the three and six months ended June 30, 2021 totaled $41 and $89, respectively.

				Three months ended		Six months ended
	As of June 30, 2021			June 30, 2021		June 30, 2021
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	507	243	-	247	2	253	5
Real estate:
Single-family residential (1)	101	101	-	101	1	102	2
Commercial:
Non-owner occupied	2,686	2,686	23	2,693	37	2,702	75
Total with an allowance recorded	3,294	3,030	23	3,041	40	3,057	82
Total	$3,294	$3,030	$23	$3,041	$40	$3,057	$82

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table presents accrual basis interest income recognized during the three and six months ended June 30, 2020. Cash payments of interest during the three and six months ended June 30, 2020 totaled $11 and $53, respectively.

				Three months ended		Six months ended
	As of December 31, 2020			June 30, 2020		June 30, 2020
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	533	268	-	108	3	126	5
Real estate:
Single-family residential (1)	104	104	-	106	-	106	1
Commercial:
Non-owner occupied	2,718	2,718	23	2,730	38	2,732	75
Total with an allowance recorded	3,355	3,090	23	2,944	41	2,964	81
Total	$3,355	$3,090	$23	$2,944	$41	$2,964	$81

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonperforming loans by class of loans:

	June 30, 2021	December 31, 2020
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	166	190
Real estate:
Single-family residential	117	421
Consumer:
Home equity lines of credit:
Originated for portfolio	-	12
Purchased for portfolio	44	72
Total nonaccrual	327	695
Total nonaccrual and nonperforming loans	$327	$695

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at June 30, 2021 or December 31, 2020.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of June 30, 2021 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$281,368	$166
Real estate:
Single-family residential	-	461	17	478	240,053	100
Multi-family residential	-	-	-	-	72,998	-
Commercial:
Non-owner occupied	-	-	-	-	174,089	-
Owner occupied	-	-	-	-	112,343	-
Land	-	-	-	-	28,080	-
Construction	-	-	-	-	86,033	-
Consumer:
Home equity lines of credit:
Originated for portfolio	113	-	-	113	18,823	-
Purchased for portfolio	44	-	-	44	131	44
Other	-	-	-	-	2,419	-
Total	$157	$461	$17	$635	$1,016,337	$310

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

Short-term Loan Deferrals

Under the CARES Act, as amended by the Consolidated Appropriations Act, 2021, financial institutions are permitted to not classify loan modifications as TDRs that were related to the impact of COVID-19 if:

•The modifications were made between March 1, 2020 and the earlier of January 1, 2022 or 60 days after the end of the public health emergency, and

•The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements under the CARES Act. The program allows for deferral of payments for up to 90 days, which we may extend for up to an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loans. At June 30, 2021, there were no loans on temporary deferrals under this program.

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

As of June 30, 2021 and December 31, 2020, TDRs totaled $3,030 and $3,090, respectively. The Company allocated $23 and $23 of specific reserves to loans whose terms had been modified in TDRs as of June 30, 2021 and December 31, 2020, respectively. The Company had not committed to lend any additional amounts as of June 30, 2021 or December 31, 2020 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and six months ended June 30, 2021 and June 30, 2020, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended June 30, 2021 and June 30, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

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

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At June 30, 2021 and at December 31, 2020, nonaccrual TDRs were as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Commercial	$166	$190
Total	$166	$190

Nonaccrual loans at June 30, 2021 and December 31, 2020 do not include $2,865 and $2,900, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of June 30, 2021 and based on the most recent analysis performed follows.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$280,911	$131	$160	$166	$281,368
Real estate:
Single-family residential	240,414	-	-	117	-	240,531
Multi-family residential	-	72,884	-	114	-	72,998
Commercial:
Non-owner occupied	-	164,756	6,646	2,687	-	174,089
Owner occupied	-	109,014	2,488	841	-	112,343
Land	-	28,080	-	-	-	28,080
Construction	-	85,596	437	-	-	86,033
Consumer:
Home equity lines of credit:
Originated for portfolio	18,936	-	-	-	-	18,936
Purchased for portfolio	131	-	-	44	-	175
Other	2,419	-	-	-	-	2,419
	$261,900	$741,241	$9,702	$3,963	$166	$1,016,972

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2020 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1	$337,110	$664	$321	$190	$338,286
Real estate:
Single-family residential	147,439	-	-	421	-	147,860
Multi-family residential	-	45,249	-	126	-	45,375
Commercial:
Non-owner occupied	57	150,084	7,054	2,718	-	159,913
Owner occupied	-	87,636	1,537	876	-	90,049
Land	-	27,066	-	-	-	27,066
Construction	-	80,247	179	-	-	80,426
Consumer:
Home equity lines of credit:
Originated for portfolio	20,746	-	-	27	-	20,773
Purchased for portfolio	118	-	-	71	-	189
Other	2,429	-	-	-	-	2,429
	$170,790	$727,392	$9,434	$4,560	$190	$912,366

Leases:

The following lists the components of the net investment in direct financing leases (1):

	June 30, 2021	December 31, 2020
	(unaudited)
Total minimum lease payments to be received	$20,146	$4,459
Less: unearned income	(2,121)	(326)
Net investment in direct financing leases	$18,025	$4,133

(1)There were no initial direct costs associated with these leases.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following summarizes the future minimum lease payments receivable in fiscal year 2021 and in subsequent fiscal years:

2021, excluding the six months ended June 30, 2021	$2,316
2022	4,517
2023	4,459
2024	4,092
2025	3,310
Thereafter	1,452
$20,146

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

The leases in which the Company is the lessee are comprised of real estate property for branches and offices and for equipment with terms extending through 2026. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding operating lease liability. The Company does not have any leases classified as finance leases.

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At June 30, 2021, the weighted-average remaining lease term for the Company’s operating leases was 3.4 years and the weighted-average discount rate was 5.95%.

The Company’s operating lease costs were $112 and $215 for the three and six months ended June 30, 2021, respectively and $97 and $192 for the three and six months ended June 30, 2020, respectively. The variable lease costs totaled $66 and $150 for the three and six months ended June 30, 2021, respectively and $81 and $129 for the three and six months ended June 30, 2020, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of June 30, 2021 are as follows:

2021, excluding the six months ended June 30, 2021	$311
2022	609
2023	460
2024	364
2025	114
Thereafter	28
Total future minimum rental commitments	1,886
Less - amounts representing interest	(177)
Total operating lease liabilities	$1,709

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at June 30, 2021 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$9,975
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	7,638
Mortgage-backed securities - residential	48
Total securities available for sale	$17,661
Loans held for sale	$254,327
Derivative assets	$853
Interest rate lock commitments	$4,071
Financial Liabilities:
Derivative liabilities	$853
TBA Mortgage-back securities	$288

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at June 30, 2021 or December 31, 2020. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended June 30, 2021 and December 31, 2020.

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2021. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

Fair Value Measurements at December 31, 2020 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$190
Total impaired loans	$190

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at June 30, 2021 or December 31, 2020.

There were no write-downs of impaired collateral dependent loans during the six months ended June 30, 2021 or 2020. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $190, with a valuation allowance of $0 at December 31, 2020.

During the six months ended June 30, 2021, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs. The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2021. The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$190	Comparable sales approach	Adjustment for differences between the comparable market transactions	65.00%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of June 30, 2021 or December 31, 2020.

As of June 30, 2021 and December 31, 2020, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Aggregate fair value	$254,327	$283,165
Contractual balance	250,343	274,401
Gain	$3,984	$8,764

The total amount of gains and losses from changes in fair value included in earnings for the three and six months ended June 30, 2021 and 2020 for loans held for sale were:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Interest income	$2,119	$1,256	$4,339	$2,453
Interest expense	-	-	-	-
Change in fair value	(1,012)	3,220	(5,925)	4,455
Total change in fair value	$1,107	$4,476	$(1,586)	$6,908

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at June 30, 2021 were as follows:

	Fair Value Measurements at June 30, 2021 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$134,321	$134,321	$-	$-	$134,321
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	17,661	-	17,661	-	17,661
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	254,327	-	254,327	-	254,327
Loans and leases, net	1,001,477	-	-	1,015,601	1,015,601
FHLB and FRB stock	6,164	n/a	n/a	n/a	n/a
Accrued interest receivable	4,718	5	181	4,532	4,718
Other assets held for sale	29,308	-	-	29,308	29,308
Derivative assets	853	-	853	-	853
Interest rate lock commitments	4,071	-	4,071	-	4,071

Financial liabilities
Deposits	$(1,171,869)	$(621,629)	$(554,264)	$-	$(1,175,893)
FHLB advances and other borrowings	(74,290)	-	(75,108)	-	(75,108)
Advances by borrowers for taxes and insurance	(1,412)	-	-	(1,412)	(1,412)
Subordinated debentures	(14,864)	-	(16,304)	-	(16,304)
Accrued interest payable	(298)	-	(298)	-	(298)
Other liabilities held for sale	(107,229)	-	-	(107,229)	(107,229)
Derivative liabilities	(853)	-	(853)	-	(853)
TBA mortgage-back securities	(288)	-	(288)	-	(288)

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$221,594	$221,594	$-	$-	$221,594
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,701	-	8,701	-	8,701
Equity Securities	5,000	-	-	5,000	5,000
Loans held for sale	283,165	-	283,165	-	283,165
Loans and leases, net	895,344	-	-	905,030	905,030
FHLB and FRB stock	5,847	n/a	n/a	n/a	n/a
Accrued interest receivable	4,584	1	36	4,547	4,584
Derivative assets	1,944	-	1,944	-	1,944
Interest rate lock commitments	18,101	-	18,101	-	18,101

Financial liabilities
Deposits	$(1,113,070)	$(554,650)	$(565,089)	$-	$(1,119,739)
FHLB advances and other borrowings	(214,426)	-	(215,531)	-	(215,531)
Advances by borrowers for taxes and insurance	(1,029)	-	-	(1,029)	(1,029)
Subordinated debentures	(14,844)	-	(16,325)	-	(16,325)
Accrued interest payable	(498)	-	(498)	-	(498)
Derivative liabilities	(1,944)	-	(1,944)	-	(1,944)
TBA mortgage-backed securities	(2,690)	-	(2,690)	-	(2,690)

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

Loans and Leases

Fair values of loans and leases as of June 30, 2021, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Impaired loans are valued at the lower of cost or fair value as described previously.

Other Assets Held for Sale and Other Liabilities Held for Sale

The carrying amounts of other assets held for sale and other liabilities held for sale approximate fair values and are classified as Level 3

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 3.05% at June 30, 2021 and 3.09% at December 31, 2020.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612. At June 30, 2021, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,709.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	June 30, 2021	December 31, 2020
FHLB fixed rate advances:
Maturities:
2021	2.53%	$3,000	$7,500
2022	1.16%	10,000	10,000
2023	0.92%	3,500	3,500
2024	1.90%	6,500	6,500
Total FHLB fixed rate advances		23,000	27,500

Fixed rate other debt:
FRB PPPLF advances	0.35%	32,280	107,413

Variable rate other debt:
Holding Company credit facility	4.05%	19,010	9,500
Warehouse facility	-	-	70,013
Total variable rate other debt		19,010	79,513
Total		$74,290	$214,426

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 4.05% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At June 30, 2021, the Company had an outstanding balance of $19,010 on the facility.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At June 30, 2021, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at June 30, 2021 and December 31, 2020. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank. The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market. Borrowings on the facility bear interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and are secured by the specific loans that were funded. This warehouse facility had no outstanding balance at June 30, 2021 and December 31, 2020.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had an outstanding balance of $0 at June 30, 2021, and $70,013 at December 31, 2020.

The CARES Act amended the SBA loan program, in which CFBank participates, to create the PPP as a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, CFBank processed 558 PPP loans totaling approximately $126 million. To support the effectiveness of the PPP, the Federal Reserve Board (the “FRB”) introduced the Paycheck Protection Program Lending Facility (the “PPPLF”) to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well. At June 30, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.8 years. At June 30, 2021, the principal balance of PPPLF advances outstanding was $32,280. At December 31, 2020, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.2 years. At December 31, 2020, the principal balance of PPPLF advances outstanding was $107,413.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $195 and $356, respectively, for the three and six months ended June 30, 2021 and $207 and $350, respectively, for the three and six months ended June 30, 2020. The total income tax effect was $41 and $75, respectively, for the three and six months ended June 30, 2021 and $43 and $73, respectively, for the three and six months ended June 30, 2020.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 184,107 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at June 30, 2021.

Stock Options:

The Plans permit the grant of stock options to directors, officers and employees of the Holding Company and CFBank. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from 1 to 3 years, and are exercisable for ten years from the date of grant. Unvested stock options immediately vest upon a change of control.

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

There were no options granted during the six months ended June 30, 2021 and June 30, 2020. There were 14,544 options exercised during the six months ended June 30, 2021 and 4,545 options exercised during the six months ended June 30, 2020.

A summary of stock option activity in the Plans for the six months ended June 30, 2021 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	90,442	$7.57
Exercised	(14,544)	7.27
Expired	-	-
Cancelled or forfeited	(1,454)	7.87
Outstanding at end of period	74,444	$7.46	2.0	$895

Exercisable at end of period	74,444	$7.46	2.0	$895

During the six months ended June 30, 2021, stock options to purchase a total of 1,454 common shares were canceled, forfeited or expired. Stock options to purchase a total of 14 common shares were canceled, forfeited or expired during the six months ended June 30, 2020. As of June 30, 2021, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of 1 to 3 years. There were 68,460 shares of restricted stock granted under the Plan during the six months ended June 30, 2021. There were no shares of restricted stock granted during the six months ended June 30, 2020.

A summary of changes in the Company’s nonvested restricted stock awards as of June 30, 2021 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	59,802	$12.12
Granted	68,460	17.79
Vested	(5,884)	12.81
Forfeited	(949)	15.23
Nonvested at June 30, 2021	121,429	$15.26

As of June 30, 2021 and 2020, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,470 and $805, respectively.

There were 949 shares of restricted stock forfeited during the six month period ended June 30, 2021. There were 5,234 shares of restricted stock forfeited during the six months ended June 30, 2020. There were 5,884 shares of restricted stock that vested during the six months ended June 30, 2021 and 17,092 shares of restricted stock that vested during the six months ended June 30, 2020.

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

The following tables present actual and required capital ratios as of June 30, 2021 and December 31, 2020 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total Capital to risk weighted assets	$159,701	14.10%	$118,944	10.50%	$113,280	10.00%
Tier 1 (Core) Capital to risk weighted assets	145,522	12.85%	96,288	8.50%	90,624	8.00%
Common equity tier 1 capital to risk-weighted assets	145,522	12.85%	79,296	7.00%	73,632	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	145,522	9.72%	59,915	4.00%	74,894	5.00%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital to risk weighted assets	$136,683	14.31%	$100,298	10.50%	$95,522	10.00%
Tier 1 (Core) Capital to risk weighted assets	124,678	13.05%	81,194	8.50%	76,418	8.00%
Common equity tier 1 capital to risk-weighted assets	124,678	13.05%	66,866	7.00%	62,089	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	124,678	9.74%	51,187	4.00%	63,984	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $54,945 at June 30, 2021 and $46,474 at December 31, 2020.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At June 30, 2021, CFBank had $2,723 in securities and cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of June 30, 2021, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Notional amount	$54,945	$46,474
Weighted average pay rate on interest-rate swaps	4.15%	4.19%
Weighted average receive rate on interest-rate swaps	3.05%	3.08%
Weighted average maturity (years)	6.9	7.4
Fair value of derivative asset	$853	$1,944
Fair value of yield derivative liability	(853)	(1,944)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the six months ended June 30, 2021 or 2020.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had approximately $401,292 and $1,048,613 of interest rate lock commitments related to residential mortgage loans at June 30, 2021 and December 31, 2020, respectively. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $4,071 at June 30, 2021 and is included in other assets in the consolidated balance sheet. The fair value was reflected by a derivative asset of $18,100 at December 31, 2020, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $246,750 and $506,750 of TBA mortgage-backed securities at June 30, 2021 and December 31, 2020, respectively. The fair value of these TBA mortgage-backed securities was ($288) and ($2,690) at June 30, 2021 and December 31, 2020, respectively, which is included in other liabilities at June 30, 2021 and December 31, 2020 on the consolidated balance sheet. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	June 30, 2021		December 31, 2020

	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$401,292	$4,071	$1,048,613	$18,100
TBA mortgage-back securities	246,750	(288)	506,750	(2,690)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of June 30, 2021, CFBank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $4,847.

The following table represents the notional amount of loans sold during the three and six months ended June 30, 2021 and 2020 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Notional amount of loans sold	$972,250	$442,335	$1,729,136	$805,192

The following table represents the revenue recognized on mortgage activities for the three and six months ended June 30, 2021 and 2020 (unaudited):

	Three Months ended		Six Months ended
	June 30,		June 30,
	2021	2020	2021	2020
Gain on loans sold	2,289	11,901	14,205	17,482
Gain (loss) from change in fair value of loans held-for-sale	1,012	3,220	(5,925)	4,455
Gain (loss) from change in fair value of derivatives	(4,045)	4,455	(2,664)	483
	$(744)	$19,576	$5,616	$22,420

NOTE 12 – INCOME TAXES

At June 30, 2021, the Company had a deferred tax asset recorded in the amount of approximately $4,800. At December 31, 2020, the Company had a deferred tax asset recorded of approximately $4,700. At June 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2017.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2021 that no valuation allowance was required against the net deferred tax asset.

In 2012 the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At June 30, 2021, the Company had net operating loss carryforwards of $22,416, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate for the three and six months ended June 30, 2021 was approximately 19.3% and 18.8%, respectively, and 20.7% and 20.7%, respectively, for the three and six months ended June 30, 2020, which management believes is a reasonable estimate for the effective tax rate.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and six months ended June 30, 2021 and 2020:

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	0.1%	0.0%	(0.4%)	0.1%
Tax exempt earnings on bank owned life insurance	(0.7%)	(0.1%)	(0.4%)	(0.1%)
Gain on redemption of life insurance policies	-	-	(0.7%)	-
Dividends on equity securities	(0.3%)	-	(0.2%)	-
Low income housing credits	(0.9%)	(0.2%)	(0.6%)	(0.3%)
Other, net	0.1%	0.0%	0.1%	0.0%
Effective tax rate	19.3%	20.7%	18.8%	20.7%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and six months ended June 30, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$67	$172	$96	$28
Other comprehensive income (loss) before reclassifications (2)	(17)	(26)	(46)	118
Net current-period other comprehensive income (loss)	(17)	(26)	(46)	118
Accumulated other comprehensive income, end of period	$50	$146	$50	$146

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three and six months ended June 30, 2021 and 2020.

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

NOTE 15 – SUBSEQUENT EVENTS

Sale of Branches:

On December 29, 2020, CFBank entered into a Branch Purchase and Assumption Agreement (the “P&A Agreement”) with Consumers National Bank (“Consumers”) providing for the acquisition by Consumers of two branches of CFBank in Columbiana County, Ohio – CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio (the “Branches”).

Pursuant to the terms of the P&A Agreement, Consumers agreed to acquire certain loans and fixed assets associated with the Branches and to assume certain deposit liabilities. The loan balances totaled approximately $28.9 million and the net book value of the fixed assets was $0.4 million at June 30, 2021, and are shown as other assets held for sale on the consolidated balance sheet. The deposit balances totaled approximately $107.2 million at June 30, 2021 and are shown as other liabilities held for sale on the consolidated balance sheet.

The closing of the transaction contemplated by the P&A Agreement occurred on July 16, 2021. Upon the closing, CFBank sold and transferred to Consumers the land, buildings, fixtures, equipment and other associated assets of the Branches; $104.3 million in deposits attributable to the Branches; $15.0 million in aggregate principal amount of subordinated debt securities issued by unrelated financial institutions and held in CFBank’s portfolio; $2.5 million in aggregate principal amount of loans attributable to the Branches; and $10.7 million in aggregate principal amount of single family residential mortgage loans and home equity lines of credit from CFBank’s Northeast Ohio loan portfolio. In exchange, Consumers paid to CFBank the net book value of the land, building, fixtures, equipment and other associated assets of the Branches, a deposit premium in the amount of $1.9 million (equal to 1.75% of the average daily deposits of the Branches calculated over a 30 day period prior to the closing), and the par value of the subordinated debt securities and loans acquired by Consumers.

Dividend Declaration:

On July 6, 2021, the Board of Directors declared a quarterly cash dividend in the amount of $0.03 per share, which was payable on August 2, 2021 to holders of record of the Company’s voting and non-voting common stock as of the close of business on July 22, 2021.

Wind Down of Direct to Consumer (DTC) Mortgage Lending:

On July 1st, 2021 CFBank announced that in view of the changing market conditions, it made the decision to wind down and exit the DTC mortgage lending business following the end of the second quarter and reposition the mortgage lending business to a more traditional retail business model. The repositioning of the mortgage lending business is expected to be completed during the quarter ended September 30, 2021.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

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

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail and Mortgage Lending services presence. In all regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank is differentiated by its penchant for individualized service coupled with direct customer access to decision makers, and ease of doing business. CFBank strives to match the sophistication of much larger banks, without the bureaucracy.

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

COVID-19 Impact. The World Health Organization declared the coronavirus COVID-19 a pandemic in March 2020. The impacts of the COVID-19 pandemic have resulted in, among other things, stock and global market declines, disruption in business and leisure activities as stay-at-home orders were mandated by state and local governments, significant strain on the health care industry as it addressed the severity of the health crisis, and shifts in the general economy (such as high unemployment, negative GDP expectations, a decline in the Federal funds rates, and unprecedented government stimulus). The dramatic events surrounding the pandemic and the uncertainty about the longevity of the pandemic’s affects will continue to impact future expectations about credit costs and margins and noninterest expenses.

Given the extent of uncertainty, we guided numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carry a low interest rate of 0.35%. CFBank’s loans through the PPPLF totaled $28.2 at June 30, 2021 and $107.4 million at December 31, 2020. PPP loans are given a zero risk-weight in regulatory risk-based capital

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. Since the pandemic started, CFBank has granted payment modifications on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At June 30, 2021, there were no remaining loans on payment deferrals.

Amid the uncertainty related to the COVID-19 pandemic, CFBank significantly increased the allowance for loan and lease losses during 2020 to account for the dramatically changing circumstances that continue to evolve.

Also in response to COVID-19, the Company has modified its business practices with a portion of employees working remotely from their homes to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. The Company is promoting social distancing, frequent hand washing and thorough disinfection of all surfaces. CFBank’s financial service location lobbies were closed for periods of time except for advance appointments only, however, lobbies have since reopened.

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

Financial Condition

General. Assets totaled $1.5 billion at June 30, 2021 and increased $30.8 million, or 2.1%, from $1.5 billion at December 31, 2020. The increase was primarily due to a $106.1 million increase in net loan balances, a $29.3 increase in assets held for sale (associated with the then-pending sale of CFBank’s Columbiana County, Ohio branches), partially offset by an $87.3 million decrease in cash and cash equivalents and a $28.9 million decrease in loans held for sale.

Cash and cash equivalents. Cash and cash equivalents totaled $134.3 million at June 30, 2021, and decreased $87.3 million, or 39.4%, from $221.6 million at December 31, 2020. The decrease in cash and cash equivalents was primarily attributed to increases in net loans.

Securities. Securities available for sale totaled $17.6 million at June 30, 2021, and increased $9.0 million, or 103.0%, compared to $8.7 million at December 31, 2020. The increase was due to security purchases, partially offset by principal maturities.

Loans held for sale. Loans held for sale totaled $254.3 million at June 30, 2021 and decreased $28.9 million, or 10.2%, from $283.2 million at December 31, 2020.

Loans and Leases. Net loans and leases totaled $1.0 billion at June 30, 2021, and increased $106.1 million, or 11.9%, from $895.3 million at December 31, 2020. The increase was primarily due to a $92.7 million increase in single-family residential loan balances, a $37.5 million increase in commercial real estate loan balances, a $27.6 million increase in multi-family loan balances, and a $5.6 million increase in construction loans balances, partially offset by a $56.9 million decrease in commercial loan balances, and a $1.9 million decrease in consumer loan balances. The increases in the aforementioned loan balances were related to increased sales activity and new relationships.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter 2021. For the six months ended June 30, 2021, loan origination activity totaled $5.0 million and payoffs for the same period totaled $20.7 million, respectively. At June 30, 2021 and December 31, 2020, CFBank held $0 and $15.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL). The allowance for loan and lease losses totaled $15.5 million at June 30, 2021, and decreased $1.5 million, or 9.0%, from $17.0 million at December 31, 2020. The decrease in the ALLL is due to negative provision expense of $1.6 million coupled with net recoveries during the six months ended June 30, 2021. The ratio of the ALLL to total loans was 1.52% at June 30, 2021, compared to 1.87% at December 31, 2020. The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 1.58% at June 30, 2021, compared to 2.15% at December 31, 2020.

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

Individually evaluated impaired loans totaled $3.0 million at June 30, 2021, and decreased $60,000, or 1.9%, from $3.1 million at December 31, 2020. The decrease was primarily due to principal payments. The amount of the ALLL specifically allocated to individually impaired loans totaled $23,000 at June 30, 2021 and December 31, 2020.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $327,000 at June 30, 2021, and decreased $368,000 from $695,000 at December 31, 2020. The decrease was primarily due to two consumer loans being returned to accrual status during the first quarter and one single family residential loan paying off in the second quarter. The ratio of nonperforming loans to total loans was 0.03% at June 30, 2021 compared to 0.08% at December 31, 2020.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $166,000 at June 30, 2021 and $190,000 at December 31, 2020. The decrease in TDRs included in nonaccrual loans was primarily due to principal payments.

Nonaccrual loans at June 30, 2021 and December 31, 2020 do not include $2.9 million and $2.9 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

The level of total criticized and classified loans decreased by $352,000, or 2.5%, during the six months ended June 30, 2021. Loans designated as special mention increased $268,000, or 2.8%, and totaled $9.7 million at June 30, 2021, compared to $9.4 million at December 31, 2020. Loans classified as substandard decreased $597,000, or 13.1%, and totaled $4.0 million at June 30, 2021, compared to $4.6 million at December 31, 2020. Loans designated as doubtful decreased $24,000, or 12.6%, and totaled $166,000 at June 30, 2021, compared to $190,000 at December 31, 2020. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $1.6 million and totaled $635,000 at June 30, 2021, compared to $2.2 million at December 31, 2020. Past due loans totaled 0.06% of the loan portfolio at June 30, 2021, compared to 0.2% at December 31, 2020. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $97.0 million, or 34.5%, of CFBank’s commercial portfolio at June 30, 2021, compared to $83.1 million, or 24.6%, at December 31, 2020. Interest only home equity lines of credit totaled $19.1 million, or 99.9%, of the total home equity lines of credit at June 30, 2021 compared to $20.2 million, or 96.5%, at December 31, 2020.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of June 30, 2021; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at June 30, 2021 or December 31, 2020. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Other assets held for sale. Assets held for sale totaled $29.3 million at June 30, 2021, which were associated with the then-pending sale of CFBank’s two Columbiana County, Ohio branches which was completed on July 16, 2021.

Deposits. Deposits totaled $1.2 billion at June 30, 2021, an increase of $58.8 million, or 5.3%, from $1.1 billion at December 31, 2020. The increase is due to a $50.9 million increase in noninterest-bearing deposit accounts and a $7.9 million increase in interest-bearing account balances. Noninterest-bearing deposit accounts increased to $249.6 million at June 30, 2021, from $198.8 million at December 31, 2020. The increase in interest-bearing accounts is primarily attributed to a $51.0 million increase in brokered demand deposit account balances, partially offset by a $20.1 million decrease in money market account balances, a $13.0 million decrease in savings account balances, an $8.2 million decrease in certificate deposit account balances, and a $1.9 million decrease in interest-bearing checking account balances. The decrease in money market, savings, certificate of deposit and interest-bearing checking account balances is primarily related to the reclassification of CFBank’s two Columbiana County, Ohio branch deposits to other liabilities held for sale in anticipation of the sale of the branches.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network. Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $252.1 million at June 30, 2021, and increased $83.4 million, or 49.4% from $168.7 million at December 31, 2020. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $58.0 million at June 30, 2021 and increased $11.1 million, or 23.7%, from $46.9 million at December 31, 2020.

FHLB advances and other debt. FHLB advances and other debt totaled $74.3 million at June 30, 2021 and decreased $140.1 million, or 65.4%, compared to $214.4 million at December 31, 2020. The decrease is due to a $75.1 million decrease in FRB PPPLF advances, a $70.0 million decrease in our warehouse facility and a $4.5 million decrease in FHLB advances, partially offset by a $9.5 million increase in our holding company credit facility.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 4.05% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

additional capital to CFBank to support growth. As of June 30, 2021, the Company had an outstanding balance of $19.0 million on the facility.

At June 30, 2021, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at June 30, 2021 or December 31, 2020.

During 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank. The warehouse facility is used to periodically fund loans held for sale from the close (funding) date until they are sold in the secondary market. Borrowings on the facility bear interest at the greater of the 30-day LIBOR plus 2.00%, or 4.00% and are secured by the specific loans that were funded. This warehouse facility had no outstanding balance at June 30, 2020 or December 31, 2020.

During 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank. The purpose of this warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of the 30-day LIBOR plus 2.35% or 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed in the second quarter of 2021, had $0 outstanding balance at June 30, 2021 and a $70.0 million outstanding balance at December 31, 2020.

CFBank has participated in the PPPLF, which provides liquidity through term financing backed by PPP loans. At June 30, 2021 and December 31, 2020, the principal balance of PPPLF advances outstanding was $32.3 million and $107.4 million, respectively. Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA. See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures. Subordinated debentures totaled $14.9 million at June 30, 2021 and $14.8 million at December 31, 2020. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments were current at June 30, 2021 and December 31, 2020.

Other liabilities held for sale. Other liabilities held for sale totaled $107.2 million at June 30, 2021 and represent the deposits associated with the then-pending sale of CFBank’s two Columbiana County, Ohio branches which was completed on July 16, 2021.

Stockholders’ equity. Stockholders’ equity totaled $119.9 million at June 30, 2021, an increase of $9.7 million, or 8.8%, from $110.2 million at December 31, 2020. The increase in total stockholders’ equity was primarily attributed to net income.

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

Comparison of the Results of Operations for the Three Months Ended June 30, 2021 and 2020.

General. Net income for the three months ended June 30, 2021 totaled $3.5 million (or $0.52 per diluted common share) and decreased $6.6 million, or 65.3%, compared to net income of $10.1 million (or $1.53 per diluted common share) for the three months ended June 30, 2020.

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

Net interest income totaled $11.0 million for the quarter ended June 30, 2021 and increased $4.7 million, or 75.7%, compared to net interest income of $6.3 million for the quarter ended June 30, 2020. The increase in net interest income was primarily due to a $3.8

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

million, or 38.4%, increase in interest income and a $964,000, or 26.9%, decrease in interest expense. The increase in interest income was primarily attributed to a $456.9 million, or 44.0%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 15bps decrease in average yield on interest-earning assets. The decrease in interest expense was attributed to a 85bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $377.3 million, or 45.3%, increase in average interest-bearing liabilities. The net interest margin of 2.95% for the quarter ended June 30, 2021 increased 53bps compared to the net interest margin of 2.42% for the quarter ended June 30, 2020.

Interest income totaled $13.7 million for the quarter ended June 30, 2021, and increased $3.8 million, or 38.4%, compared to $9.9 million for the quarter ended June 30, 2020. The increase in interest income was primarily attributed to a $207.5 million, or 125.4%, increase in loans held for sale outstanding and a $204.7 million, or 25.5%, increase in average loans and leases outstanding coupled with a 25bps increase in the average yield on loans, partially offset by a 77bps decrease in the average yield on loans held for sale.

Interest expense totaled $2.6 million for the quarter ended June 30, 2021, and decreased $964,000, or 26.9%, compared to $3.6 million for the quarter ended June 30, 2020. The decrease in interest expense was primarily attributed to a 95bps decrease in the average rate of interest-bearing deposits, partially offset by a $390.9 million, or 56.3%, increase in average interest-bearing deposits.

Provision for loan and lease losses. The provision for loan and lease losses expense for the quarter ended June 30, 2021 was ($1.6) million compared to $3.1 million for the quarter ended June 30, 2020. The decrease in the provision for loan and lease losses was based on the improved economic outlook and continued strong credit quality of our loan portfolio. Net recoveries for the quarter ended June 30, 2021 totaled $9,000, compared to net charge-offs of $91,000 for the quarter ended June 30, 2020.

The following table presents information regarding net charge-offs (recoveries) for the three months ended June 30, 2021 and 2020.

	For the three months ended June 30,
	2021	2020
(unaudited)	(Dollars in thousands)
Commercial	$-	$39
Single-family residential real estate	(4)	56
Home equity lines of credit	(5)	(4)
Total	$(9)	$91

Noninterest income. Noninterest income for the quarter ended June 30, 2021 totaled $951,000 and decreased $18.9 million, or 95.2%, compared to $19.9 million for the quarter ended June 30, 2020. The decrease was primarily due to a $20.3 million decrease in net gain on sale of loans, partially offset by a $1.1 increase in net gain on sale of SBA loans. The decrease in net gain on sale of loans was primarily a result of decreased margins on DTC residential mortgage loans. While originations were reasonably strong during the quarter ended June 30, 2021, margins have declined substantially since 2020. As a result, as previously announced on July 1st, 2021, in view of the changing market conditions, we made the decision to wind down and exit the DTC mortgage lending business following the end of the second quarter, and we are repositioning our mortgage lending business to a more traditional retail business model. We anticipate completing the repositioning of our mortgage lending business during Q3. As a result, we expect to see substantial decreases in mortgage originations and noninterest income attributable to sales of residential mortgage loans during the remainder of 2021 as compared to 2020.

Noninterest expense. Noninterest expense for the quarter ended June 30, 2021 totaled $9.3 million and decreased $1.0 million, or 10.1%, compared to $10.3 million for the quarter ended June 30, 2020. The decrease in noninterest expense during the three months ended June 30, 2021 was primarily due to a $1.7 million decrease in salaries and employee benefits expense, partially offset by a $246,000 increase in FDIC premiums and a $199,000 increase in professional fee expense. The decrease in salaries and employee benefits expense was primarily due to lower incentive compensation primarily related to our DTC mortgage lending business. The increase in FDIC expense was related to increased assets and deposit levels. The increase in professional fees was related to increased outsourcing in the mortgage lending business.

Income tax expense. Income tax expense was $835,000 for the quarter ended June 30, 2021, a decrease of $1.8 million compared to $2.6 million for the quarter ended June 30, 2020. The effective tax rate for the quarter ended June 30, 2021 was approximately 19.3%, as compared to approximately 20.7% for the quarter ended June 30, 2020.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2021 that no valuation allowance was required against the net deferred tax asset.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Six Months Ended June 30, 2021 and 2020.

General. Net income for the six months ended June 30, 2021 totaled $9.9 million (or $1.48 per diluted common share) and decreased $2.2 million, or 17.9%, compared to net income of $12.1 million (or $1.82 per diluted common share) for the six months ended June 30, 2020.

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

Net interest income totaled $20.7 million for the six months ended June 30, 2021 and increased $8.3 million, or 66.5%, compared to net interest income of $12.4 million for the six months ended June 30, 2020. The increase in net interest income was primarily due to a $6.7 million, or 33.8%, increase in interest income and a $1.5 million, or 20.9%, decrease in interest expense. The increase in interest income was primarily attributed to a $515.4 million, or 54.5%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 56bps decrease in average yield on interest-earning assets. The decrease in interest expense was attributed to a 96bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $428.8 million, or 56.2%, increase in average interest-bearing liabilities. The net interest margin of 2.83% for the six months ended June 30, 2021 increased 21bps compared to the net interest margin of 2.62% for the six months ended June 30, 2020.

Interest income totaled $26.5 million for the six months ended June 30, 2021, and increased $6.7 million, or 33.8%, compared to $19.8 million for the six month ended June 30, 2020. The increase in interest income was primarily attributed to a $227.3 million, or 149.5%, increase in loans held for sale outstanding and a $223.2 million, or 30.3%, increase in average loans outstanding, partially offset by a 94bps decrease in the average yield on loans held for sale and a 77bps decrease in the average yield on loans.

Interest expense totaled $5.9 million for the quarter ended June 30, 2021, and decreased $1.5 million, or 20.9%, compared to $7.4 million for the quarter ended June 30, 2020. The decrease in interest expense was primarily attributed to a 101bps decrease in the average yield of interest-bearing deposits, partially offset by a $371.9 million, or 55.8%, increase in average interest-bearing deposits.

Provision for loan and lease losses. The provision for loan and lease losses expense for the six months ended June 30, 2021 was ($1.6) million compared to $3.1 million for the six months ended June 30, 2020. As noted above, the decrease in the provision for loan and lease losses was based on the improved economic outlook and continued strong credit quality of our loan portfolio. Net recoveries for the six months ended June 30, 2021 totaled $73,000, compared to net charge-offs of $156,000 for the six months ended June 30, 2020.

The following table presents information regarding net charge-offs (recoveries) for the six months ended June 30, 2021 and 2020.

	For the six months ended June 30,
	2021	2020
(unaudited)	(Dollars in thousands)
Commercial	$(56)	$110
Single-family residential real estate	(7)	54
Home equity lines of credit	(10)	(8)
Total	$(73)	$156

Noninterest income. Noninterest income for the six months ended June 30, 2021 totaled $8.2 million and decreased $15.1 million, or 64.9%, compared to $23.3 million for the six months ended June 30, 2020. The decrease was primarily due to a $16.8 million decrease in net gain on sale of loans, partially offset by a $1.1 million increase in net gain on sale of SBA loans. The decrease in net gain on sale of loans was primarily a result of decreased margins on DTC residential mortgage loans. While originations were reasonably strong during the six months ended June 30, 2021, margins have declined substantially since 2020. As a result, as previously announced on July 1st, 2021, in view of the changing market conditions, we made the decision to wind down and exit the DTC mortgage lending business following the end of the second quarter, and we are repositioning our mortgage lending business to a

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

more traditional retail business model. We anticipate completing the repositioning of our mortgage lending business during Q3. As a result, we expect to see substantial decreases in mortgage originations and noninterest income attributable to sales of residential mortgage loans during the remainder of 2021 as compared to 2020

Noninterest expense. Noninterest expense for the six months ended June 30, 2021 totaled $18.2 million and increased $879,000, or 5.1%, compared to $17.4 million for the six months ended June 30, 2020. The increase in noninterest expense during the six months ended June 30, 2021 was primarily due to a $409,000 increase in professional fees expense and a $328,000 increase in FDIC premiums. The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business. The increase in FDIC expense was related to increased asset and deposit levels.

Income tax expense. Income tax expense was $2.3 million for the six months ended June 30, 2021, a decrease of $858,000, compared to $3.2 million for the quarter ended June 30, 2019. The effective tax rate for the six months ended June 30, 2021 was approximately 18.8%, as compared to approximately 20.7% for the six months ended June 30, 2020.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of June 30, 2021 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended June 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$18,310	$166	3.64%	$11,023	$42	1.55%
Loans held for sale	373,025	2,119	2.27%	165,529	1,257	3.04%
Loans and leases (3)	1,006,079	11,295	4.49%	801,373	8,502	4.24%
Other earning assets	92,589	24	0.10%	56,302	17	0.12%
FHLB and FRB stock	6,164	57	3.70%	5,011	50	3.99%
Total interest-earning assets	1,496,167	13,661	3.65%	1,039,238	9,868	3.80%
Noninterest-earning assets	80,786			49,418
Total assets	$1,576,953			$1,088,656

Interest-bearing liabilities:
Deposits	$1,084,719	2,108	0.78%	$693,823	3,001	1.73%
FHLB advances and other borrowings	125,046	513	1.64%	138,648	584	1.68%
Total interest-bearing liabilities	1,209,765	2,621	0.87%	832,471	3,585	1.72%

Noninterest-bearing liabilities	251,071			170,533
Total liabilities	1,460,836			1,003,004

Equity	116,117			85,652
Total liabilities and equity	$1,576,953			$1,088,656

Net interest-earning assets	$286,402			$206,767
Net interest income/interest rate spread		$11,040	2.78%		$6,283	2.08%
Net interest margin			2.95%			2.42%
Average interest-earning assets
to average interest-bearing liabilities	123.67%			124.84%

(1)Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Six Months Ended June 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$16,582	$299	3.63%	$10,580	$85	1.63%
Loans held for sale	379,418	4,339	2.29%	152,074	2,453	3.23%
Loans and leases (3)	960,188	21,716	4.52%	736,976	17,058	5.29%
Other earning assets	99,622	52	0.10%	42,326	124	0.59%
FHLB and FRB stock	6,069	112	3.69%	4,551	94	4.13%
Total interest-earning assets	1,461,879	26,518	3.63%	946,507	19,814	4.19%
Noninterest-earning assets	80,279			45,634
Total assets	$1,542,158			$992,141

Interest-bearing liabilities:
Deposits	$1,038,022	4,605	0.89%	$666,145	6,317	1.90%
FHLB advances and other borrowings	153,458	1,256	1.64%	96,511	1,091	2.26%
Total interest-bearing liabilities	1,191,480	5,861	0.98%	762,656	7,408	1.94%

Noninterest-bearing liabilities	236,130			145,750
Total liabilities	1,427,610			908,406

Equity	114,548			83,735
Total liabilities and equity	$1,542,158			$992,141

Net interest-earning assets	$270,399			$183,851
Net interest income/interest rate spread		$20,657	2.65%		$12,406	2.25%
Net interest margin			2.83%			2.62%
Average interest-earning assets
to average interest-bearing liabilities	122.69%			124.11%

(1)Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

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

	Three Months Ended			Six Months Ended
	June 30, 2021			June 30, 2021
	Compared to Three Months Ended			Compared to Six Months Ended
	June 30, 2020			June 30, 2020
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$83	$41	$124	$146	$68	$214
Loans held for sale	(1,966)	2,828	862	(2,083)	3,969	1,886
Loans and leases	518	2,275	2,793	(6,166)	10,824	4,658
Other earning assets	(15)	22	7	(281)	209	(72)
FHLB and FRB Stock	(21)	28	7	(26)	44	18
Total interest-earning assets	(1,401)	5,194	3,793	(8,410)	15,114	6,704

Interest-bearing liabilities:
Deposits	(7,128)	6,235	(893)	(7,720)	6,008	(1,712)
FHLB advances and other borrowings	(15)	(56)	(71)	(768)	933	165
Total interest-bearing liabilities	(7,143)	6,179	(964)	(8,488)	6,941	(1,547)

Net change in net interest income	$5,742	$(985)	$4,757	$78	$8,173	$8,251

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at June 30, 2021 and December 31, 2020.

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$135,007	$212,654
Additional borrowing capacity at the FHLB	57,453	53,609
Additional borrowing capacity at the FRB	73,973	81,508
Unused commercial bank lines of credit	65,000	65,000
Total	$331,433	$412,771

Cash, unpledged securities and deposits in other financial institutions decreased $77.7 million, or 36.5%, to $135.0 million at June 30, 2021, compared to $212.7 million at December 31, 2020. The decrease is primarily attributed to an increase in loans and leases and loans held for sale, partially offset by an increase in deposits.

CFBank’s additional borrowing capacity with the FHLB increased $3.8 million, or 7.2%, to $57.4 million at June 30, 2021, compared to $53.6 million at December 31, 2020. The increase is primarily attributed to a decrease in FHLB fixed rate advances.

CFBank’s additional borrowing capacity at the FRB decreased $7.5 million, or 9.2%, to $74.0 million at June 30, 2021 from $81.5 million at December 31, 2020. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at June 30, 2021 and at December 31, 2020.

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

Management believes that the Holding Company had adequate funds at June 30, 2021 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $160,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.05% at June 30, 2021.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 4.05% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At June 30, 2021, the Company had an outstanding balance of $19.0 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of June 30, 2021, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended June 30, 2021.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in the federal, state, or local tax laws may negatively impact our financial performance.

On March 31, 2021, President Biden unveiled his infrastructure plan, which includes a proposal to increase the federal corporate tax rate from 21% to 28% as part of a package of tax reforms to help fund the spending proposals in the plan. The Biden plan is in the early stages of the legislative process, which is expected to proceed this year due to the Democratic Party’s majority in both houses of Congress. If adopted as proposed, the increase of the corporate tax rate would adversely affect our results of operations in future periods.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended June 30, 2021.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs	Maximum number of common shares that may yet be purchased under the plans or programs (1)
April 1 through April 30, 2021	-	-	-	-
May 1 through May 31, 2021	1,050	19.26	1,050	248,950
June 1 through June 30, 2021	12,551	19.29	12,551	236,399
Total	13,601	$19.29	13,601

(1)On January 28, 2021, the Board of Directors of the Company authorized a new stock repurchase program pursuant to which the Company may repurchase up to 250,000 of the Company’s outstanding common stock on or before February 27, 2022. Under the stock repurchase program, the Company may purchase shares of its common stock from time to time through various means, including open market transactions and privately negotiated transactions.

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

11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications
101.1	Interactive Data File ( Inline XBRL)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

CF BANKSHARES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF BANKSHARES INC.

Dated: August 16, 2021	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: August 16, 2021	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer