Form 10-Q
period 2021-09-30
CF BANKSHARES INC.
filed 2021-11-15
CIK 1070680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes [  ]    No [X]

As of November 1, 2021, there were 5,317,434 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

CF BANKSHARES INC.

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except per share data)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$68,161	$221,594
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	17,128	8,701
Equity securities	5,000	5,000
Loans held for sale, at fair value	77,946	283,165
Loans and leases, net of allowance of $15,487 and $17,022	1,123,712	895,344
FHLB and FRB stock	6,475	5,847
Premises and equipment, net	3,944	3,730
Operating lease right-of-use assets	1,462	1,387
Bank owned life insurance	25,582	17,490
Accrued interest receivable and other assets	25,446	34,637
Total assets	$1,354,956	$1,476,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$243,153	$198,675
Interest bearing	913,637	914,395
Total deposits	1,156,790	1,113,070
FHLB advances and other debt	41,218	214,426
Advances by borrowers for taxes and insurance	1,756	1,029
Operating lease liabilities	1,578	1,532
Accrued interest payable and other liabilities	15,571	21,884
Subordinated debentures	14,874	14,844
Total liabilities	1,231,787	1,366,785

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,476,294 at September 30, 2021 and 5,399,702 at December 31, 2020	54	54
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at September 30, 2021 and 1,260,700 at December 31, 2020	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at September 30, 2021 and 0 shares issued at December 31, 2020	-	-
Additional paid-in capital	88,270	87,637
Retained earnings	39,877	26,479
Accumulated other comprehensive income	37	96
Treasury stock, at cost; 148,651 shares of voting common stock at September 30, 2021 and 96,098 shares of voting common stock at December 31, 2020	(5,082)	(4,069)
Total stockholders' equity	123,169	110,210
Total liabilities and stockholders' equity	$1,354,956	$1,476,995

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans and leases, including fees	$12,397	$10,504	$38,452	$30,015
Securities	230	40	529	125
FHLB and FRB stock dividends	55	51	167	145
Federal funds sold and other	21	22	73	146
	12,703	10,617	39,221	30,431
Interest expense
Deposits	1,777	2,803	6,382	9,120
FHLB advances and other debt	289	447	1,096	1,051
Subordinated debentures	224	226	673	713
	2,290	3,476	8,151	10,884
Net interest income	10,413	7,141	31,070	19,547
Provision for loan and lease losses	-	5,750	(1,600)	8,875
Net interest income after provision for loan and lease losses	10,413	1,391	32,670	10,672

Noninterest income
Service charges on deposit accounts	213	161	612	451
Net gains (losses) on sales of residential mortgage loans	(268)	23,087	5,348	45,556
Net gains (losses) on sales of SBA loans	(1)	-	1,158	-
Swap fee income	-	28	182	435
Gain on redemption of life insurance policies	-	-	383	-
Earnings on bank owned life insurance	142	36	370	108
Gain on sale of deposits	1,893	-	1,893	-
Other	98	64	312	126
	2,077	23,376	10,258	46,676
Noninterest expense
Salaries and employee benefits	4,250	7,352	13,410	16,647
Occupancy and equipment	254	254	835	754
Data processing	520	434	1,580	1,308
Franchise and other taxes	241	180	723	543
Professional fees	959	1,358	3,555	3,545
Director fees	156	134	466	513
Postage, printing and supplies	34	19	120	135
Advertising and marketing	45	1,613	2,572	4,136
Telephone	65	59	191	165
Loan expenses	99	72	187	234
Depreciation	108	98	311	278
FDIC premiums	476	150	1,095	441
Regulatory assessment	66	46	196	136
Other insurance	45	25	113	79
Other	111	123	311	360
	7,429	11,917	25,665	29,274
Income before incomes taxes	5,061	12,850	17,263	28,074
Income tax expense	985	2,664	3,277	5,814
Net income	4,076	10,186	13,986	22,260
Earnings allocated to participating securities (Series C preferred stock)	-	-	-	(2,289)
Net income attributable to common stockholders	$4,076	$10,186	$13,986	$19,971

Earnings per common share:
Basic	$0.63	$1.56	$2.14	$3.41
Diluted	$0.61	$1.54	$2.10	$3.36

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollars in thousands except per share data)

(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$4,076	$10,186	$13,986	$22,260
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to securities available for sale, net of tax of ($3) and ($6), and ($15) and $25	(13)	(24)	(59)	94
Other comprehensive income (loss), net of tax	(13)	(24)	(59)	94
Comprehensive income	$4,063	$10,162	$13,927	$22,354

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at July 1, 2021	$54	$13	$88,099	$35,997	$50	$(4,354)	$119,859
Net income				4,076			4,076
Other comprehensive loss					(13)		(13)
Issuance of 1,500 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			171				171
Acquisition of 1,092 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(20)	(20)
Purchase of 36,691 treasury shares						(708)	(708)
Cash dividends declared on common stock ($0.03 per share)				(196)			(196)
Balance at September 30, 2021	$54	$13	$88,270	$39,877	$37	$(5,082)	$123,169

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Nine months ended September 30, 2021	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at January 1, 2021	$54	$13	$87,637	$26,479	$96	$(4,069)	$110,210
Net income				13,986			13,986
Other comprehensive loss					(59)		(59)
Issuance of 69,960 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			527				527
Stock options exercised			106				106
Acquisition of 2,261 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(43)	(43)
Purchase of 50,292 treasury shares						(970)	(970)
Cash dividends declared on common stock ($0.09 per share)				(588)			(588)
Balance at September 30, 2021	$54	$13	$88,270	$39,877	$37	$(5,082)	$123,169

		Non-voting	Additional		Accumulated Other		Total
	Common	Common	Paid-In	Retained	Comprehensive	Treasury	Stockholders'
Three months ended September 30, 2020	Stock	Stock	Capital	Earnings	Income	Stock	Equity
Balance at July 1, 2020	$54	$13	$87,276	$9,142	$146	$(4,064)	$92,567
Net income				10,186			10,186
Other comprehensive loss					(24)		(24)
Issuance of 19,660 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			240				240
Balance at September 30, 2020	$54	$13	$87,516	$19,328	$122	$(4,064)	$102,969

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in thousands except per share data)

(Unaudited)

		Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
Nine months ended September 30, 2020	Stock	Stock	Capital	Deficit)	Income	Stock	Equity
Balance at January 1, 2020	$54	$-	$86,903	$(2,932)	$28	$(3,389)	$80,664
Net income				22,260			22,260
Other comprehensive income					94		94
Issuance of 19,660 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			590				590
Stock options exercised			36				36
Acquisition of 1,869 treasury shares surrendered upon vesting of restricted stock for payment of taxes			-			(27)	(27)
Purchase of 61,000 treasury shares		-	-			(648)	(648)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Balance at September 30, 2020	$54	$13	$87,516	$19,328	$122	$(4,064)	$102,969

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Net Income	$13,986	$22,260
Adjustments to reconcile net income to net cash from (used by) operating activities:
Provision for loan and lease losses	(1,600)	8,875
Depreciation	311	278
Amortization, net	(2,047)	(924)
Deferred income tax (benefit)	307	(1,677)
Originations of loans held for sale	(2,228,104)	(1,295,005)
Proceeds from sale of loans held for sale	2,422,060	1,220,968
Net gains on sales of residential mortgage loans	(5,348)	(45,556)
Net gains on sales of SBA loans	(1,158)	-
Gain on sale of deposits	(1,893)	-
Loss on disposal of premises and equipment	17	-
Earnings on bank owned life insurance	(370)	(108)
Gain on redemption of life insurance policies	(383)	-
Stock-based compensation expense	527	590
Net change in:
Accrued interest receivable and other assets	16,853	(22,684)
Operating lease right-of-use asset	337	292
Operating lease right-of-use liability	(366)	(318)
Accrued interest payable and other liabilities	(14,268)	11,221
Net cash from (used by) operating activities	198,861	(101,788)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	4,522	4,085
Purchases	(13,070)	(5,552)
Purchase of bank owned life insurance	(8,000)	-
Loan and lease originations and payments, net	(218,170)	(216,349)
Purchase of loans and leases	(18,677)	-
Proceeds from the sale of loans	29,972	1,439
Additions to premises and equipment	(913)	(224)
Purchase of FRB and FHLB Stock	(628)	(1,369)
Purchase of other investments	(500)	(1,000)
Return of investment-joint ventures	501	337
Proceeds from the redemption of life insurance policies	661	-
Proceeds from the sale of premises and equipment	371	-
Net cash from (used by) investing activities	(223,931)	(218,633)
Cash flows from financing activities:
Net change in deposits	148,031	227,645
Cash paid for assumption of deposits in branch sale	(102,418)	-
Proceeds from FHLB advances and other debt	125,769	450,637
Repayments on FHLB advances and other debt	(228,964)	(309,925)
Net change in warehouse line of credit	(70,013)	-
Net change in advances by borrowers for taxes and insurance	727	(392)
Cash dividends paid on common stock	(588)	-
Proceeds from exercise of stock options	106	36
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes	(43)	(27)
Purchase of treasury shares	(970)	(648)
Net cash from (used by) financing activities	(128,363)	367,326
Net change in cash and cash equivalents	(153,433)	46,905
Beginning cash and cash equivalents	221,594	45,879
Ending cash and cash equivalents	$68,161	$92,784

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands, except per share data)

(Unaudited)

	Nine months ended September 30,
	2021	2020
Supplemental cash flow information:
Interest paid	$8,111	$10,411
Income tax paid	3,125	7,800

Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	16,611	1,404
Investment payable on limited partnerships	7,955	500
Initial recognition of operating right-of-use lease asset	412	-
Initial recognition of operating right-of-use lease liability	412	-
Loans held for sale funded with other debt, net of repayments	-	54,792

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

In the opinion of the management of the Company, the accompanying unaudited interim consolidated financial statements include all adjustments necessary for a fair presentation of the Company’s financial condition and the results of operations for the periods presented. These adjustments are of a normal recurring nature, unless otherwise disclosed in this Form 10-Q. The financial performance reported for the Company for the nine months ended September 30, 2021 is not necessarily indicative of the results that may be expected for the full year. This information should be read in conjunction with the Company’s latest Annual Report to Stockholders and Annual Report on Form 10-K on file with the SEC. Reference is made to the accounting policies of the Company described in Note 1 to the Audited Consolidated Financial Statements contained in the Company’s 2020 Annual Report to Stockholders that was filed as Exhibit 13.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (referred to herein as the “2020 Audited Financial Statements”). The Company has consistently followed those policies in preparing this Form 10-Q.

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

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Basic
Net income	$4,076	$10,186	$13,986	$22,260
Earnings allocated to participating securities (Series C preferred stock) (1)	-	-	-	(2,289)
Net income allocated to common stockholders	$4,076	$10,186	$13,986	$19,971

Weighted average common shares outstanding including unvested share-based payment awards	6,609,962	6,563,264	6,625,699	5,907,395
Less: Unvested share-based payment awards-2019 Plan	(99,458)	(47,875)	(97,573)	(42,202)
Average shares	6,510,504	6,515,389	6,528,126	5,865,193
Basic earnings per common share	$0.63	$1.56	$2.14	$3.41

Diluted
Net earnings allocated to common stockholders	$4,076	$10,186	$13,986	$19,971
Add back: Preferred Dividends on Series B preferred stock and accretion of discount	-	-	-	-
Net earnings allocated to common stockholders	$4,076	$10,186	$13,986	$19,971

Weighted average common shares outstanding for basic earnings per common share	6,510,504	6,515,389	6,528,126	5,865,193
Add: Dilutive effects of assumed exercises of stock options	47,288	33,732	46,615	28,305
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	99,458	47,875	97,573	42,202
Average shares and dilutive potential common shares	6,657,250	6,596,996	6,672,314	5,935,700
Diluted earnings per common share	$0.61	$1.54	$2.10	$3.36

(1)All 12,607 outstanding shares of Series C preferred stock were converted into a total of 1,260,700 shares of the Company’s Non-Voting Common Stock effective as of the close of business on May 28, 2020.

The following securities exercisable for common shares were anti-dilutive and not considered in computing diluted earnings per common share:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Stock options	-	437	-	442

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

NOTE 3 – SECURITIES

The following table summarizes the amortized cost and fair value of the available-for-sale securities portfolio at September 30, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2021 (unaudited)
Corporate debt	$9,976	$-	$-	$9,976
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	7,065	54	9	7,110
Mortgage-backed securities - residential	40	2	-	42
Total	$17,081	$56	$9	$17,128

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,517	$119	$-	$8,636
Mortgage-backed securities - residential	62	3	-	65
Total	$8,579	$122	$-	$8,701

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at September 30, 2021 or September 30, 2020.

There were no sales of securities during the nine months ended September 30, 2021 and 2020.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The amortized cost and fair value of debt securities at September 30, 2021 and December 31, 2020 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	September 30, 2021		December 31, 2020
	(unaudited)
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,511	$3,530	$5,011	$5,033
Due from one to five years	3,554	3,580	3,506	3,603
Due from five to ten years	9,976	9,976	-	-
Mortgage-backed securities - residential	40	42	62	65
Total	$17,081	$17,128	$8,579	$8,701

Fair value of securities pledged as collateral was as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Pledged as collateral for:
FHLB advances	$1,526	$1,017
Public deposits	504	3,060
Mortgage banking derivatives	1,514	3,016
Total	$3,544	$7,093

At September 30, 2021 and December 31, 2020, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at September 30, 2021, aggregated by major security type and length of time in a continuous unrealized loss position.

September 30, 2021 (unaudited)	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$3,050	9	$-	$-	$3,050	$9
Total temporarily impaired	$3,050	$9	$-	$-	$3,050	$9

The unrealized losses in U.S. Treasuries at September 30, 2021 were related to multiple securities. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and it was likely that it would not be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2021.

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

	September 30, 2021	December 31, 2020
	(unaudited)
Commercial (1)	$293,542	$338,286
Real estate:
Single-family residential	288,976	147,860
Multi-family residential	88,745	45,375
Commercial	359,995	277,028
Construction	82,488	80,426
Consumer:
Home equity lines of credit	23,050	20,962
Other	2,403	2,429
Subtotal	1,139,199	912,366
Less: ALLL	(15,487)	(17,022)
Loans and leases, net	$1,123,712	$895,344

(1)Includes $21,620 and $4,133 of commercial leases at September 30, 2021 and December 31, 2020, respectively.

Included in Commercial loans at September 30, 2021 and December 31, 2020, were $442 and $105,269, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) authorized the SBA to temporarily guarantee loans under a new 7(a) loan program, the PPP, to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of these loans have been pledged as collateral for borrowings by the Company under the FRB Paycheck Protection Program Lending Facility (“PPPLF”). See Note 8- FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter 2021. At September 30, 2021 and December 31, 2020, CFBank held $0 and $15,713, respectively, of such loans which have been included in single-family residential loan totals above.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2021:

	Three months ended September 30, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,377	$2,431	$777	$6,834	$1,679	$236	$161	$15,495
Addition to (reduction in) provision for loan losses	200	365	150	(550)	(200)	25	10	-
Charge-offs	-	(17)	-	-	-	-	-	(17)
Recoveries	-	4	-	-	-	5	-	9
Ending balance	$3,577	$2,783	$927	$6,284	$1,479	$266	$171	$15,487

	Nine months ended September 30, 2021 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022
Addition to (reduction in) provision for loan losses	95	1,490	460	(2,900)	(775)	(25)	55	(1,600)
Charge-offs	-	(17)	-	-	-	-	-	(17)
Recoveries	56	11	-	-	-	15	-	82
Ending balance	$3,577	$2,783	$927	$6,284	$1,479	$266	$171	$15,487

The following table presents the activity in the ALLL by portfolio segment for the three and nine months ended September 30, 2020:

	Three months ended September 30, 2020 (unaudited)
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,664	$999	$567	$4,534	$1,024	$263	$56	$10,107
Addition to (reduction in) provision for loan losses	610	500	-	4,400	250	-	(10)	5,750
Charge-offs	-	(350)	-	-	-	(21)	-	(371)
Recoveries	-	1	-	-	-	5	-	6
Ending balance	$3,274	$1,150	$567	$8,934	$1,274	$247	$46	$15,492

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

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on the impairment method as of September 30, 2021 (unaudited):

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$-	$-	$23
Collectively evaluated for impairment	3,577	2,783	927	6,261	1,479	266	171	15,464
Total ending allowance balance	$3,577	$2,783	$927	$6,284	$1,479	$266	$171	$15,487

Loans:
Individually evaluated for impairment	$230	$100	$-	$2,680	$-	$-	$-	$3,010
Collectively evaluated for impairment	293,312	288,876	88,745	357,315	82,488	23,050	2,403	1,136,189
Total ending loan balance	$293,542	$288,976	$88,745	$359,995	$82,488	$23,050	$2,403	$1,139,199

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of and for the period ended September 30, 2021. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2021. Cash payments of interest on these loans during the three and nine months ended September 30, 2021 totaled $38 and $127, respectively.

				Three months ended		Nine months ended
	As of September 30, 2021			September 30, 2021		September 30, 2021
	(unaudited)			(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	494	230	-	235	2	247	7
Real estate:
Single-family residential (1)	100	100	-	101	2	102	4
Commercial:
Non-owner occupied	2,680	2,680	23	2,682	37	2,695	112
Total with an allowance recorded	3,274	3,010	23	3,018	41	3,044	123
Total	$3,274	$3,010	$23	$3,018	$41	$3,044	$123

(1)Allowance recorded in an amount less than $1 has been rounded down to zero.

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2020. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, and deferred loan fees and costs. The table presents accrual basis interest income recognized during the three and nine months ended September 30, 2020. Cash payments of interest during the three and nine months ended September 30, 2020 totaled $51 and $105, respectively.

				Three months ended		Nine months ended
	As of December 31, 2020			September 30, 2020		September 30, 2020
				(unaudited)		(unaudited)
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Owner occupied	$-	$-	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-	-	-

With an allowance recorded:
Commercial (1)	533	268	-	80	2	111	8
Real estate:
Single-family residential (1)	104	104	-	105	1	106	3
Commercial:
Non-owner occupied	2,718	2,718	23	2,728	38	2,730	113
Total with an allowance recorded	3,355	3,090	23	2,913	41	2,947	124
Total	$3,355	$3,090	$23	$2,913	$41	$2,947	$124

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the recorded investment in nonperforming loans by class of loans:

	September 30, 2021	December 31, 2020
	(unaudited)
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	155	190
Real estate:
Single-family residential	659	421
Consumer:
Home equity lines of credit:
Originated for portfolio	153	12
Purchased for portfolio	44	72
Total nonaccrual	1,011	695
Total nonaccrual and nonperforming loans	$1,011	$695

Nonaccrual loans include both smaller balance single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at September 30, 2021 or December 31, 2020.

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of September 30, 2021 (unaudited):

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$276	$-	$-	$276	$293,266	$155
Real estate:
Single-family residential	-	1,039	563	1,602	287,374	96
Multi-family residential	-	-	-	-	88,745	-
Commercial:
Non-owner occupied	-	-	-	-	196,592	-
Owner occupied	-	-	-	-	123,160	-
Land	-	-	-	-	40,243	-
Construction	-	-	-	-	82,488	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	153	153	22,724	-
Purchased for portfolio	-	-	44	44	129	-
Other	-	-	-	-	2,403	-
Total	$276	$1,039	$760	$2,075	$1,137,124	$251

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

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements under the CARES Act. The program allows for deferral of payments for up to 90 days, which we may extend for up to an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loans. At September 30, 2021, there were no loans remaining on temporary deferrals under this program.

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

As of September 30, 2021 and December 31, 2020, TDRs totaled $3,010 and $3,090, respectively. The Company allocated $23 and $23 of specific reserves to loans whose terms had been modified in TDRs as of September 30, 2021 and December 31, 2020, respectively. The Company had not committed to lend any additional amounts as of September 30, 2021 or December 31, 2020 to customers with outstanding loans classified as nonaccrual TDRs.

During the three and nine months ended September 30, 2021 and September 30, 2020, there were no loans modified as a TDR.

There were no TDRs in payment default or that became nonperforming during the quarters ended September 30, 2021 and September 30, 2020. A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms, at which time the loan is re-evaluated to determine whether an impairment loss should be recognized, either through a write-off or specific valuation allowance, so that the loan is reported, net, at the present value of estimated future cash flows, or at the fair value of collateral, less cost to sell, if repayment is expected solely from the collateral.

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

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At September 30, 2021 and at December 31, 2020, nonaccrual TDRs were as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Commercial	$155	$190
Total	$155	$190

Nonaccrual loans at September 30, 2021 and December 31, 2020 do not include $2,855 and $2,900, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, the loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The recorded investment in loans and leases by risk category and by class of loans and leases as of September 30, 2021 and based on the most recent analysis performed follows.

(unaudited)	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$293,298	$-	$89	$155	$293,542
Real estate:
Single-family residential	288,317	-	-	659	-	288,976
Multi-family residential	-	88,745	-	-	-	88,745
Commercial:
Non-owner occupied	-	187,454	6,458	2,680	-	196,592
Owner occupied	-	120,434	1,939	787	-	123,160
Land	-	40,243	-	-	-	40,243
Construction	-	81,949	539	-	-	82,488
Consumer:
Home equity lines of credit:
Originated for portfolio	22,724	-	-	153	-	22,877
Purchased for portfolio	129	-	-	44	-	173
Other	2,403	-	-	-	-	2,403
	$313,573	$812,123	$8,936	$4,412	$155	$1,139,199

The recorded investment in loans and leases by risk category and by class of loans and leases as of December 31, 2020 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1	$337,110	$664	$321	$190	$338,286
Real estate:
Single-family residential	147,439	-	-	421	-	147,860
Multi-family residential	-	45,249	-	126	-	45,375
Commercial:
Non-owner occupied	57	150,084	7,054	2,718	-	159,913
Owner occupied	-	87,636	1,537	876	-	90,049
Land	-	27,066	-	-	-	27,066
Construction	-	80,247	179	-	-	80,426
Consumer:
Home equity lines of credit:
Originated for portfolio	20,746	-	-	27	-	20,773
Purchased for portfolio	118	-	-	71	-	189
Other	2,429	-	-	-	-	2,429
	$170,790	$727,392	$9,434	$4,560	$190	$912,366

Leases:

The following lists the components of the net investment in direct financing leases (1):

	September 30, 2021	December 31, 2020
	(unaudited)
Total minimum lease payments to be received	$23,884	$4,459
Less: unearned income	(2,324)	(326)
Plus: Indirect initial costs	60	-
Net investment in direct financing leases	$21,620	$4,133

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following summarizes the future minimum lease payments receivable in fiscal year 2021 and in subsequent fiscal years:

2021, excluding the nine months ended September 30, 2021	$1,537
2022	5,514
2023	5,456
2024	5,089
2025	4,342
Thereafter	1,946
$23,884

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

The calculated amount of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At September 30, 2021, the weighted-average remaining lease term for the Company’s operating leases was 3.2 years and the weighted-average discount rate was 5.93%.

The Company’s operating lease costs were $122 and $337 for the three and nine months ended September 30, 2021, respectively and $100 and $292 for the three and nine months ended September 30, 2020, respectively. The variable lease costs totaled $67 and $217 for the three and nine months ended September 30, 2021, respectively, and $59 and $187 for the three and nine months ended September 30, 2020, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of September 30, 2021 are as follows:

2021, excluding the nine months ended September 30, 2021	$156
2022	609
2023	460
2024	364
2025	114
Thereafter	28
Total future minimum rental commitments	1,731
Less - amounts representing interest	(153)
Total operating lease liabilities	$1,578

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at September 30, 2021 using Significant Other Observable Inputs
(Level 2)
(unaudited)
Financial Assets:
Securities available for sale:
Corporate debt	$9,976
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	7,110
Mortgage-backed securities - residential	42
Total securities available for sale	$17,128
Loans held for sale	$77,946
Derivative assets	$726
Interest rate lock commitments	$519
TBA Mortgage-back securities	$379

Financial Liabilities:
Derivative liabilities	$726

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

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at September 30, 2021 or December 31, 2020. There were no transfers of assets or liabilities measured at fair value between levels during the periods ended September 30, 2021 and December 31, 2020.

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2021. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

Fair Value Measurements at December 31, 2020 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$190
Total impaired loans	$190

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or Level 2 inputs at September 30, 2021 or December 31, 2020.

There were no write-downs of impaired collateral dependent loans during the nine months ended September 30, 2021 or 2020. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $190, with a valuation allowance of $0 at December 31, 2020.

During the nine months ended September 30, 2021, the Company did not have any transfers of assets or liabilities between those measured using Level 1, 2 or 3 inputs. The Company recognizes transfers of assets and liabilities between Level 1, 2 and 3 inputs based on the information relating to those assets and liabilities at the end of the reporting period.

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2021. The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$190	Comparable sales approach	Adjustment for differences between the comparable market transactions	65.00%

Financial Instruments Recorded Using Fair Value Option

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of September 30, 2021 or December 31, 2020.

As of September 30, 2021 and December 31, 2020, the aggregate fair value, contractual balance and gain or loss on loans held for sale were as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Aggregate fair value	$77,946	$283,165
Contractual balance	77,023	274,401
Gain	$923	$8,764

The total amount of gains and losses from changes in fair value included in earnings for the three and nine months ended September 30, 2021 and 2020 for loans held for sale were:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Interest income	$1,008	$1,467	$5,347	$3,920
Interest expense	-	-	-	-
Change in fair value	(1,916)	4,669	(7,841)	9,124
Total change in fair value	$(908)	$6,136	$(2,494)	$13,044

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments at September 30, 2021 were as follows:

	Fair Value Measurements at September 30, 2021 Using:
	Carrying
(unaudited)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$68,161	$68,161	$-	$-	$68,161
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	17,128	-	17,128	-	17,128
Equity Securities	5,000	-	5,000	-	5,000
Loans held for sale	77,946	-	77,946	-	77,946
Loans and leases, net	1,123,712	-	-	1,133,907	1,133,907
FHLB and FRB stock	6,475	n/a	n/a	n/a	n/a
Accrued interest receivable	4,531	1	207	4,322	4,530
Derivative assets	726	-	726	-	726
Interest rate lock commitments	519	-	519	-	519
TBA mortgage-back securities	379	-	379	-	379

Financial liabilities
Deposits	$(1,156,790)	$(600,725)	$(559,307)	$-	$(1,160,032)
FHLB advances and other borrowings	(41,218)	-	(41,965)	-	(41,965)
Advances by borrowers for taxes and insurance	(1,756)	-	-	(1,756)	(1,756)
Subordinated debentures	(14,874)	-	(16,171)	-	(16,171)
Accrued interest payable	(539)	-	(539)	-	(539)
Derivative liabilities	(726)	-	(726)	-	(726)

The carrying amounts and estimated fair values of financial instruments at December 31, 2020 were as follows:

	Fair Value Measurements at December 31, 2020 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$221,594	$221,594	$-	$-	$221,594
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,701	-	8,701	-	8,701
Equity Securities	5,000	-	-	5,000	5,000
Loans held for sale	283,165	-	283,165	-	283,165
Loans and leases, net	895,344	-	-	905,030	905,030
FHLB and FRB stock	5,847	n/a	n/a	n/a	n/a
Accrued interest receivable	4,584	1	36	4,547	4,584
Derivative assets	1,944	-	1,944	-	1,944
Interest rate lock commitments	18,101	-	18,101	-	18,101

Financial liabilities
Deposits	$(1,113,070)	$(554,650)	$(565,089)	$-	$(1,119,739)
FHLB advances and other borrowings	(214,426)	-	(215,531)	-	(215,531)
Advances by borrowers for taxes and insurance	(1,029)	-	-	(1,029)	(1,029)
Subordinated debentures	(14,844)	-	(16,325)	-	(16,325)
Accrued interest payable	(498)	-	(498)	-	(498)
Derivative liabilities	(1,944)	-	(1,944)	-	(1,944)
TBA mortgage-backed securities	(2,690)	-	(2,690)	-	(2,690)

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

Loans and Leases

Fair values of loans and leases as of September 30, 2021, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Impaired loans are valued at the lower of cost or fair value as described previously.

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate (LIBOR) plus 2.85%, which was 3.00% at September 30, 2021 and 3.09% at December 31, 2020.

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

The subordinated notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612. At September 30, 2021, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,719.

NOTE 8 – FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	September 30, 2021	December 31, 2020
FHLB fixed rate advances:
Maturities:
2021	0.00%	$-	$7,500
2022	1.16%	10,000	10,000
2023	0.92%	3,500	3,500
2024	1.90%	6,500	6,500
Total FHLB fixed rate advances		20,000	27,500

Fixed rate other debt:
FRB PPPLF advances	0.35%	449	107,413

Variable rate other debt:
Holding Company credit facility	3.85%	20,769	9,500
Warehouse facility	-	-	70,013
Total variable rate other debt		20,769	79,513
Total		$41,218	$214,426

Each FHLB advance is payable at its maturity date, with a prepayment penalty for fixed-rate advances.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At September 30, 2021, the Company had an outstanding balance of $20,769 on the facility.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At September 30, 2021, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at September 30, 2021 and December 31, 2020. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at September 30, 2021 and December 31, 2020.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had an outstanding balance of $0 at September 30, 2021, and $70,013 at December 31, 2020.

The CARES Act amended the SBA loan program, in which CFBank participates, to create the PPP as a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  During 2020, CFBank processed 558 PPP loans totaling approximately $126 million. To support the effectiveness of the PPP, the Federal Reserve Board (the “FRB”) introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well. At September 30, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.5 years. At September 30, 2021, the principal balance of PPPLF advances outstanding was $449. At December 31, 2020, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.2 years. At December 31, 2020, the principal balance of PPPLF advances outstanding was $107,413.

NOTE 9 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $171 and $527, respectively, for the three and nine months ended September 30, 2021 and $240 and $590, respectively, for the three and nine months ended September 30, 2020. The total income tax effect was $36 and $111, respectively, for the three and nine months ended September 30, 2021 and $50 and $124, respectively, for the three and nine months ended September 30, 2020.

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

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 184,855 shares remaining available for awards of stock options, stock appreciation rights, restricted stock or restricted stock units under the 2019 Plan at September 30, 2021.

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

There were no options granted during the nine months ended September 30, 2021 and September 30, 2020. There were 14,544 options exercised during the nine months ended September 30, 2021 and 4,545 options exercised during the nine months ended September 30, 2020.

A summary of stock option activity in the Plans for the nine months ended September 30, 2021 follows (unaudited):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	90,442	$7.57
Exercised	(14,544)	7.27
Expired	-	-
Cancelled or forfeited	(1,454)	7.87
Outstanding at end of period	74,444	$7.46	1.7	$967

Exercisable at end of period	74,444	$7.46	1.7	$967

During the nine months ended September 30, 2021, stock options to purchase a total of 1,454 common shares were canceled, forfeited or expired. Stock options to purchase a total of 14 common shares were canceled, forfeited or expired during the nine months ended September 30, 2020. As of September 30, 2021, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of 1 to 3 years. There were 69,960 shares of restricted stock granted under the Plan during the nine months ended September 30, 2021. There were 19,660 shares of restricted stock granted during the nine months ended September 30, 2020.

A summary of changes in the Company’s nonvested restricted stock awards as of September 30, 2021 follows (unaudited):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	59,802	$12.12
Granted	69,960	17.82
Vested	(11,955)	11.39
Forfeited	(7,912)	13.74
Nonvested at September 30, 2021	109,895	$15.71

As of September 30, 2021 and 2020, the unrecognized compensation cost related to nonvested restricted stock awards granted under the Plans was $1,233 and $762, respectively.

There were 7,912 shares of restricted stock forfeited during the nine month period ended September 30, 2021, and 5,234 shares of restricted stock forfeited during the nine months ended September 30, 2020. There were 11,955 shares of restricted stock that vested during the nine months ended September 30, 2021, and 27,697 shares of restricted stock that vested during the nine months ended September 30, 2020.

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

The following tables present actual and required capital ratios as of September 30, 2021 and December 31, 2020 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2021
Total Capital to risk weighted assets	$164,620	14.22%	$121,534	10.50%	$115,746	10.00%
Tier 1 (Core) Capital to risk weighted assets	150,136	12.97%	93,384	8.50%	92,597	8.00%
Common equity tier 1 capital to risk-weighted assets	150,136	12.97%	81,022	7.00%	75,235	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	150,136	11.04%	54,415	4.00%	68,018	5.00%

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital to risk weighted assets	$136,683	14.31%	$100,298	10.50%	$95,522	10.00%
Tier 1 (Core) Capital to risk weighted assets	124,678	13.05%	81,194	8.50%	76,418	8.00%
Common equity tier 1 capital to risk-weighted assets	124,678	13.05%	66,866	7.00%	62,089	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	124,678	9.74%	51,187	4.00%	63,984	5.00%

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

NOTE 11 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset/liability management strategy to help manage its interest rate risk position, and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $54,480 at September 30, 2021 and $46,474 at December 31, 2020.

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

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At September 30, 2021, CFBank had $2,724 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank will be required to pledge additional collateral.

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of September 30, 2021, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Notional amount	$54,480	$46,474
Weighted average pay rate on interest-rate swaps	4.15%	4.19%
Weighted average receive rate on interest-rate swaps	3.04%	3.08%
Weighted average maturity (years)	6.7	7.4
Fair value of derivative asset	$726	$1,944
Fair value of yield derivative liability	(726)	(1,944)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps for the nine months ended September 30, 2021 or 2020.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had approximately $61,404 and $1,048,613 of interest rate lock commitments related to residential mortgage loans at September 30, 2021 and December 31, 2020, respectively. The fair value of these mortgage banking derivatives was $519 and $18,100 at September 30, 2021 and December 31, 2020, respectively, which is included in other assets at September 30, 2021 and December 31, 2020 in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $64,500 and $506,750 of TBA mortgage-backed securities at September 30, 2021 and December 31, 2020, respectively. The fair value of these TBA mortgage-backed securities was $379 at September 30, 2021 and is included in other assets in the consolidated balance sheet. The fair value of the TBA mortgage-backed securities at December 31, 2020 was ($2,690) and is included in other liabilities in the consolidated balance sheet. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end (in thousands):

	September 30, 2021		December 31, 2020
	(unaudited)
	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$61,404	$519	$1,048,613	$18,100
TBA mortgage-back securities	64,500	379	506,750	(2,690)

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of September 30, 2021, CFBank has minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $4,847.

The following table represents the notional amount of loans sold during the three and nine months ended September 30, 2021 and 2020 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Notional amount of loans sold	$498,968	$552,122	$2,228,104	$1,357,314

The following table represents the revenue recognized on mortgage activities for the three and nine months ended September 30, 2021 and 2020 (unaudited):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2021	2020	2021	2020
Gain on loans sold	6,415	19,984	20,621	37,466
Gain (loss) from change in fair value of loans held-for-sale	(1,916)	4,669	(7,841)	9,124
Gain (loss) from change in fair value of derivatives	(4,767)	(1,586)	(7,432)	(1,103)
	$(268)	$23,067	$5,348	$45,487

NOTE 12 – INCOME TAXES

At September 30, 2021, the Company had a deferred tax asset recorded in the amount of approximately $4,400. At December 31, 2020, the Company had a deferred tax asset recorded of approximately $4,700. At September 30, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2017.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2021 that no valuation allowance was required against the net deferred tax asset.

In 2012, the Company completed a recapitalization program pursuant to which the Holding Company sold $22,500 in common stock, which improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At September 30, 2021, the Company had net operating loss carryforwards of $22,416, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

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

CF BANKSHARES INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The Company records income tax expense based on the federal statutory rate adjusted for the effect of low income housing credits, bank owned life insurance, dividends on equity securities and other miscellaneous items. The effective tax rate was approximately 19.5% and 19.0% for the three and nine months ended September 30, 2021, respectively, and 20.7% and 20.7% for the three and nine months ended September 30, 2020, respectively, which management believes were reasonable estimates for the effective tax rates for such periods.

The following table summarizes the major components creating differences between income taxes at the federal statutory tax rate and the effective tax rate recorded in the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020:

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
Increase (decrease) resulting from:
Restricted stock	(0.1%)	-	(0.3%)	-
Tax exempt earnings on bank owned life insurance	(0.5%)	(0.1%)	(0.4%)	(0.1%)
Gain on redemption of life insurance policies	-	-	(0.4%)	-
Dividends on equity securities	(0.2%)	-	(0.2%)	-
Low income housing credits	(0.8%)	(0.2%)	(0.7%)	(0.3%)
Other, net	0.1%	-	-	0.1%
Effective tax rate	19.5%	20.7%	19.0%	20.7%

NOTE 13- ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the three and nine months ended September 30, 2021 and 2020 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income (loss):

Changes in Accumulated Other Comprehensive Income by Component (1)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
	Unrealized Gains and Losses on Available-for-Sale Securities		Unrealized Gains and Losses on Available-for-Sale Securities

Accumulated other comprehensive income (loss), beginning of period	$50	$146	$96	$28
Other comprehensive income (loss) before reclassifications (2)	(13)	(24)	(59)	94
Net current-period other comprehensive income (loss)	(13)	(24)	(59)	94
Accumulated other comprehensive income, end of period	$37	$122	$37	$122

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for the three and nine months ended September 30, 2021 and 2020.

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

NOTE 15- BRANCH SALE

On December 29, 2020, CFBank entered into a Branch Purchase and Assumption Agreement (the “P&A Agreement”) with Consumers National Bank (“Consumers”) providing for the acquisition by Consumers of two branches of CFBank in Columbiana County, Ohio – CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio (the “Branches”).

On July 16, 2021, Consumers completed its purchase of certain assets and assumption of certain liabilities associated with the Branches. Pursuant to the terms of the P&A Agreement, Consumers assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches.

During the third quarter of 2021, the Company recognized a combined gain on sale of deposits of $1.9 million related to the sale of the Branches.

NOTE 16 – SUBSEQUENT EVENTS

Dividend Declaration:

On October 5, 2021, the Company’s Board of Directors declared a Cash Dividend of $0.04 per share payable to shareholders on November 2, 2021.

Building Purchase:

On October 29, 2021, CFBank closed on the purchase of a building which will house a branch and offices in Indianapolis, Indiana. The purchase price was approximately $1.8 million.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

FORWARD LOOKING STATEMENTS

This quarterly report and other materials we have filed or may file with the Securities and Exchange Commission (“SEC”) contain or may contain forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Reform Act of 1995, which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I of our Annual Report on Form 10-K filed with SEC for the year ended December 31, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q filed with the SEC for the quarterly period ended June 30, 2021.

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

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail and Mortgage Lending services presence. In all regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank is differentiated by our penchant for individualized service coupled with direct customer access to decision makers, and ease of doing business. We believe that CFBank matches the sophistication of much larger banks, without the bureaucracy.

CFBank also offers its clients the convenience of online internet banking, mobile banking, and remote deposit capabilities.

Most of our deposits and loans come from our market area. Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Summit County through our office in Fairlawn, Ohio; Hamilton County through our offices in Glendale and Blue Ash, Ohio; and Cuyahoga County, through our office in Woodmere, Ohio. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

During the COVID-19 pandemic, we have assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Federal Reserve Board’s

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Paycheck Protection Program Liquidity Facility (“PPPLF”), which carry a low interest rate of 0.35%. CFBank’s loans through the PPPLF totaled $442,000 at September 30, 2021 and $107.4 million at December 31, 2020. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. Since the pandemic started, CFBank has granted payment modifications on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At September 30, 2021, there were no remaining loans on payment deferrals.

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

In early 2021, a shift in the mortgage market resulted in significantly fewer refinance opportunities and lower margins. In response, the Company repositioned from a DTC-driven national model to model that includes DTC, retail and regionally focused loan originations. This transition is ongoing, and as anticipated, residential mortgage originations and sales have decreased significantly from 2020.

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

Financial Condition

General. Assets totaled $1.4 billion at September 30, 2021 and decreased $122.0 million, or 8.3%, from $1.5 billion at December 31, 2020. The decrease was primarily due to a $205.2 million decrease in loans held for sale and a $153.4 million decrease in cash and cash equivalents, partially offset by a $228.4 million increase in net loan balances.

Cash and cash equivalents. Cash and cash equivalents totaled $68.2 million at September 30, 2021, and decreased $153.4 million, or 69.2%, from $221.6 million at December 31, 2020. The decrease in cash and cash equivalents was primarily attributed to increases in net loans.

Securities. Securities available for sale totaled $17.1 million at September 30, 2021, and increased $8.4 million, or 96.9%, compared to $8.7 million at December 31, 2020. The increase was due to security purchases, partially offset by principal maturities.

Loans held for sale. Loans held for sale totaled $77.9 million at September 30, 2021 and decreased $205.3 million, or 72.5%, from $283.2 million at December 31, 2020. The decrease is the result of the repositioning of our mortgage lending business from a DTC-driven national model to a model that includes DTC, retail and regionally focused loan originations.

Loans and Leases. Net loans and leases totaled $1.1 billion at September 30, 2021, and increased $228.4 million, or 25.5%, from $895.3 million at December 31, 2020. The increase was primarily due to a $141.1 million increase in single-family residential loan balances, an $83.0 million increase in commercial real estate loan balances, a $43.4 million increase in multi-family loan balances, a $2.1 million increase in construction loans balances, and a $2.1 million increase in consumer loan balances, partially offset by a $44.7 million decrease in commercial loan balances. The increases in the aforementioned loan balances were related to increased sales

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

activity and new relationships. The decrease in commercial loan balances were primarily the result of PPP loan repayments of $104.8 million, partially offset by new and increased relationships.

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S.  The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions.  This process on average took approximately 14 days.  Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter 2021. For the nine months ended September 30, 2021, loan origination activity totaled $5.0 million and payoffs for the same period totaled $20.7 million. At September 30, 2021 and December 31, 2020, CFBank held $0 and $15.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL). The allowance for loan and lease losses totaled $15.5 million at September 30, 2021, and decreased $1.5 million, or 9.0%, from $17.0 million at December 31, 2020. The decrease in the ALLL is due to negative provision expense of $1.6 million coupled with net recoveries during the nine months ended September 30, 2021. The ratio of the ALLL to total loans was 1.36% at September 30, 2021, compared to 1.87% at December 31, 2020.

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

Individually evaluated impaired loans totaled $3.0 million at September 30, 2021, and decreased $80,000, or 2.6%, from $3.1 million at December 31, 2020. The decrease was primarily due to principal payments. The amount of the ALLL specifically allocated to individually impaired loans totaled $23,000 at September 30, 2021 and December 31, 2020.

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

Nonperforming loans, which are nonaccrual loans and loans at least 90 days past due but still accruing interest, totaled $1.0 million at September 30, 2021, and increased $316,000 from $695,000 at December 31, 2020. The increase was primarily due to one consumer loan and one mortgage loan going into nonaccrual status during the third quarter, partially offset by two consumer loans being returned to accrual status during the first quarter and one single family residential loan paying off in the second quarter. The ratio of nonperforming loans to total loans was 0.09% at September 30, 2021 compared to 0.08% at December 31, 2020.

Nonaccrual loans include some loans that were modified and identified as TDRs and are not performing. TDRs included in nonaccrual loans totaled $155,000 at September 30, 2021 and $190,000 at December 31, 2020. The decrease in TDRs included in nonaccrual loans was primarily due to principal payments.

Nonaccrual loans at September 30, 2021 and December 31, 2020 do not include $2.9 million and $2.9 million, respectively, in TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Notes 1 and 4 to the consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding impaired loans and nonperforming loans.

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The level of total criticized and classified loans decreased by 681,000, or 4.8%, during the nine months ended September 30, 2021. Loans designated as special mention decreased $498,000, or 5.3%, and totaled $8.9 million at September 30, 2021, compared to $9.4 million at December 31, 2020. Loans classified as substandard decreased $148,000, or 3.3%, and totaled $4.4 million at September 30, 2021, compared to $4.6 million at December 31, 2020. Loans designated as doubtful decreased $35,000, or 18.4%, and totaled $155,000 at September 30, 2021, compared to $190,000 at December 31, 2020. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding risk classification of loans.

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

Total past due loans decreased $111,000 and totaled $2.1 at September 30, 2021, compared to $2.2 million at December 31, 2020. Past due loans totaled 0.2% of the loan portfolio at September 30, 2021, compared to 0.2% at December 31, 2020. See Note 4 to our consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $121.5 million, or 41.4%, of CFBank’s commercial portfolio at September 30, 2021, compared to $83.1 million, or 24.6%, at December 31, 2020. Interest only home equity lines of credit totaled $22.3 million, or 96.9%, of the total home equity lines of credit at September 30, 2021 compared to $20.2 million, or 96.5%, at December 31, 2020.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of September 30, 2021; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. The Company held no foreclosed assets at September 30, 2021 or December 31, 2020. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Deposits. Deposits totaled $1.2 billion at September 30, 2021, an increase of $43.7 million, or 3.9%, from $1.1 billion at December 31, 2020. The increase is due to a $44.5 million increase in noninterest-bearing deposit accounts, partially offset by a $758,000 decrease in interest-bearing account balances.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network. Promontory works with a network of banks to offer products that can provide up to approximately $50 million of FDIC insurance coverage through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $269.1 million at September 30, 2021, and increased $100.4 million, or 59.5% from $168.7 million at December 31, 2020. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $64.7 million at September 30, 2021 and increased $17.8 million, or 38.0%, from $46.9 million at December 31, 2020.

FHLB advances and other debt. FHLB advances and other debt totaled $41.2 million at September 30, 2021 and decreased $173.2 million, or 80.8%, compared to $214.4 million at December 31, 2020. The decrease is due to a $107.0 million decrease in PPPLF

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

advances, a $70.0 million decrease in the outstanding balance under our warehouse facility and a $7.5 million decrease in FHLB advances, partially offset by a $11.3 million increase in our holding company credit facility.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of September 30, 2021, the Company had an outstanding balance of $20.8 million on the facility.

At September 30, 2021, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at September 30, 2021 or December 31, 2020.

During 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of the 30-day LIBOR plus 2.00%, or 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at September 30, 2021 and December 31, 2020.

During 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank. The purpose of this warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of the 30-day LIBOR plus 2.35% or 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed in the second quarter of 2021, had $0 outstanding balance at September 30, 2021 and a $70.0 million outstanding balance at December 31, 2020.

CFBank has participated in the PPPLF, which provides liquidity through term financing backed by PPP loans. At September 30, 2021 and December 31, 2020, the principal balance of PPPLF advances outstanding was $449,000 and $107.4 million, respectively. Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA. See the section titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures. Subordinated debentures totaled $14.9 million at September 30, 2021 and $14.8 million at December 31, 2020. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments were current at September 30, 2021 and December 31, 2020.

Stockholders’ equity. Stockholders’ equity totaled $123.2 million at September 30, 2021, an increase of $13.0 million, or 11.8%, from $110.2 million at December 31, 2020. The increase in total stockholders’ equity was primarily attributed to net income.

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

Comparison of the Results of Operations for the Three Months Ended September 30, 2021 and 2020.

General. Net income for the three months ended September 30, 2021 totaled $4.1 million (or $0.61 per diluted common share) and decreased $6.1 million, or 60.0%, compared to net income of $10.2 million (or $1.54 per diluted common share) for the three months ended September 30, 2020. The decrease in net income was primarily the result of a decrease in the net gain on sale of loans which was driven by significantly lower refinance opportunities coupled with lower margins on loan sales.  The decrease in the net gain on sale of loans was partially offset by an increase in the net interest income and a decrease in noninterest expenses.

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

Net interest income totaled $10.4 million for the quarter ended September 30, 2021 and increased $3.3 million, or 45.8%, compared to net interest income of $7.1 million for the quarter ended September 30, 2020. The increase in net interest income was primarily due to a $2.1 million, or 19.7%, increase in interest income and a $1.2 million, or 34.1%, decrease in interest expense. The increase in interest income was primarily attributed to a $163.8 million, or 14.5%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans coupled with a 17bps increase in average yield on interest-earning assets. The decrease in interest expense was attributed to a 56bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $46.0 million, or 4.9%, increase in average interest-bearing liabilities. The net interest margin of 3.21% for the quarter ended September 30, 2021 increased 69bps compared to the net interest margin of 2.52% for the quarter ended September 30, 2020.

Interest income totaled $12.7 million for the quarter ended September 30, 2021, and increased $2.1 million, or 19.7%, compared to $10.6 million for the quarter ended September 30, 2020. The increase in interest income was primarily attributed to a $202.2 million, or 23.9%, increase in average loans and leases outstanding coupled with a 7bps increase in the average yield on loans, partially offset by a $36.2 million decrease in average loans held for sale and a 48bps decrease in the average yield on loans held for sale.

Interest expense totaled $2.3 million for the quarter ended September 30, 2021, and decreased $1.2 million, or 34.1%, compared to $3.5 million for the quarter ended September 30, 2020. The decrease in interest expense was primarily attributed to a 73bps decrease in the average rate of interest-bearing deposits, partially offset by a $170.6 million, or 23.0%, increase in average interest-bearing deposits.

Provision for loan and lease losses. The provision for loan and lease losses expense for the quarter ended September 30, 2021 was $0 compared to $5.8 million for the quarter ended September 30, 2020. The decrease in the provision for loan and lease losses was based on the improved economic outlook and continued strong credit quality of our loan portfolio. Net charge-offs for the quarter ended September 30, 2021 totaled $8,000, compared to net charge-offs of $365,000 for the quarter ended September 30, 2020.

The following table presents information regarding net charge-offs (recoveries) for the three months ended September 30, 2021 and 2020.

	For the three months ended September 30,
	2021	2020
(unaudited)	(Dollars in thousands)
Single-family residential real estate	13	349
Home equity lines of credit	(5)	16
Total	$8	$365

Noninterest income. Noninterest income for the quarter ended September 30, 2021 totaled $2.1 million and decreased $21.3 million, or 91.1%, compared to $23.4 million for the quarter ended September 30, 2020. The decrease was primarily due to a $23.4 million decrease in net gain on sale of loans, partially offset by a $1.9 million increase in the gain on sale of deposits. The decrease in net gain on sale of loans was primarily a result of decreased volumes and margins on DTC residential mortgage loans. The increase in net gain on sale of deposits was a result of the sale of CFBank’s two Columbiana County branches that closed on July 16, 2021.

Noninterest expense. Noninterest expense for the quarter ended September 30, 2021 totaled $7.4 million and decreased $4.5 million, or 37.7%, compared to $11.9 million for the quarter ended September 30, 2020. The decrease in noninterest expense was primarily due to a $3.1 million decrease in salaries and employee benefits and a $1.6 million decrease in advertising and promotion expense. The decreases were primarily the result of the repositioning of our mortgage lending business from a national DTC model to a more retail and regionally focused loan origination model.

Income tax expense. Income tax expense was $985,000 for the quarter ended September 30, 2021, a decrease of $1.7 million compared to $2.7 million for the quarter ended September 30, 2020. The effective tax rate for the quarter ended September 30, 2021 was approximately 19.5%, as compared to approximately 20.7% for the quarter ended September 30, 2020.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2021 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, bank owned life insurance and other miscellaneous items.

Comparison of the Results of Operations for the Nine Months Ended September 30, 2021 and 2020.

General. Net income for the nine months ended September 30, 2021 totaled $14.0 million (or $2.10 per diluted common share) and decreased $8.3 million, or 37.2%, compared to net income of $22.3 million (or $3.36 per diluted common share) for the nine months ended September 30, 2020. The decrease in net income was primarily the result of a decrease in the net gain on sale of loans which was driven by significantly lower refinance opportunities coupled with lower margins on loan sales. The decrease in the net gain on sale of loans was partially offset by an increase in the net interest income and a decrease in noninterest expenses.

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

Net interest income totaled $31.1 million for the nine months ended September 30, 2021 and increased $11.6 million, or 59.0%, compared to net interest income of $19.5 million for the nine months ended September 30, 2020. The increase in net interest income was primarily due to a $8.8 million, or 28.9%, increase in interest income and a $2.7 million, or 25.1%, decrease in interest expense. The increase in interest income was primarily attributed to a $398.2 million, or 39.5%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 30bps decrease in average yield on interest-earning assets. The decrease in interest expense was attributed to a 80bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $301.2 million, or 36.7%, increase in average interest-bearing liabilities. The net interest margin of 2.94% for the nine months ended September 30, 2021 increased 36bps compared to the net interest margin of 2.58% for the nine months ended September 30, 2020.

Interest income totaled $39.2 million for the nine months ended September 30, 2021, and increased $8.8 million, or 28.9%, compared to $30.4 million for the nine month ended September 30, 2020. The increase in interest income was primarily attributed to a $216.2 million, or 27.9%, increase in average loans outstanding and a $139.5 million, or 81.3%, increase in average loans held for sale outstanding, partially offset by a 76bps decrease in the average yield on loans held for sale and a 4bps decrease in the average yield on loans.

Interest expense totaled $8.2 million for the quarter ended September 30, 2021, and decreased $2.7 million, or 25.1%, compared to $10.9 million for the quarter ended September 30, 2020. The decrease in interest expense was primarily attributed to a 91bps decrease in the average yield of interest-bearing deposits, partially offset by a $304.8 million, or 44.1%, increase in average interest-bearing deposits.

Provision for loan and lease losses. The provision for loan and lease losses expense for the nine months ended September 30, 2021 was ($1.6) million compared to $8.9 million for the nine months ended September 30, 2020. As noted above, the decrease in the provision for loan and lease losses was based on the improved economic outlook and continued strong credit quality of our loan portfolio. Net recoveries for the nine months ended September 30, 2021 totaled $65,000, compared to net charge-offs of $521,000 for the nine months ended September 30, 2020.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table presents information regarding net charge-offs (recoveries) for the nine months ended September 30, 2021 and 2020.

	For the nine months ended September 30,
	2021	2020
(unaudited)	(Dollars in thousands)
Commercial	$(56)	$110
Single-family residential real estate	6	403
Home equity lines of credit	(15)	8
Total	$(65)	$521

Noninterest income. Noninterest income for the nine months ended September 30, 2021 totaled $10.3 million and decreased $36.4 million, or 78.0%, compared to $46.7 million for the nine months ended September 30, 2020. The decrease was primarily due to a $40.2 million decrease in net gain on sale of loans, partially offset by a $1.9 million increase in gain on sale of deposits and a $1.2 million increase in the net gain on sales of SBA loans. The decrease in the net gain on sale of loans was primarily a result of decreased volumes and margins on DTC residential mortgage loans. The increase in the net gain on sale of deposits was a result of the sale of CFBank’s two Columbiana County branches that closed on July 16, 2021.

Noninterest expense. Noninterest expense for the nine months ended September 30, 2021 totaled $25.7 million and decreased $3.6 million, or 12.3%, compared to $29.3 million for the nine months ended September 30, 2020. The decrease in noninterest expense during the nine months ended September 30, 2021 was primarily due to a $3.2 million decrease in salaries and employee benefits expense and a $1.6 million decrease in advertising and promotion expense, partially offset by a $654,000 increase in FDIC premiums. The decreases in salaries and employee benefits and advertising and promotion expense were primarily the result of the repositioning of our mortgage lending business from a national DTC model to a more retail and regionally focused loan origination model. The increase in FDIC expense was related to increased asset and deposit levels.

Income tax expense. Income tax expense was $3.3 million for the nine months ended September 30, 2021, a decrease of $2.5 million, compared to $5.8 million for the quarter ended September 30, 2020. The effective tax rate for the nine months ended September 30, 2021 was approximately 19.0%, as compared to approximately 20.7% for the nine months ended September 30, 2020.

Our deferred tax assets are composed of NOLs, and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of September 30, 2021 that no valuation allowance was required against the net deferred tax asset.

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

	For Three Months Ended September 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$22,312	$230	4.13%	$10,432	$40	1.56%
Loans held for sale	174,298	1,008	2.31%	210,457	1,467	2.79%
Loans and leases (3)	1,049,570	11,389	4.34%	847,387	9,037	4.27%
Other earning assets	45,174	21	0.19%	60,268	22	0.15%
FHLB and FRB stock	6,221	55	3.54%	5,251	51	3.88%
Total interest-earning assets	1,297,575	12,703	3.92%	1,133,795	10,617	3.75%
Noninterest-earning assets	81,674			66,864
Total assets	$1,379,249			$1,200,659

Interest-bearing liabilities:
Deposits	$912,533	1,777	0.78%	$741,945	2,803	1.51%
FHLB advances and other borrowings	67,853	513	3.02%	192,457	673	1.40%
Total interest-bearing liabilities	980,386	2,290	0.93%	934,402	3,476	1.49%

Noninterest-bearing liabilities	277,469			169,400
Total liabilities	1,257,855			1,103,802

Equity	121,394			96,857
Total liabilities and equity	$1,379,249			$1,200,659

Net interest-earning assets	$317,189			$199,393
Net interest income/interest rate spread		$10,413	2.99%		$7,141	2.26%
Net interest margin			3.21%			2.52%
Average interest-earning assets
to average interest-bearing liabilities	132.35%			121.34%

(1)Average balance is computed using the carrying value of securities. Average yield is computed using the historical amortized cost average balance for available for sale securities.

(2)Average yields and interest earned are stated on a fully taxable equivalent basis.

(3)Average balance is computed using the recorded investment in loans net of the ALLL and includes nonperforming loans.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

	For Nine Months Ended September 30,
	2021			2020
	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$18,492	$529	3.83%	$10,531	$125	1.61%
Loans held for sale	311,045	5,347	2.29%	171,535	3,920	3.05%
Loans and leases (3)	989,982	33,105	4.46%	773,780	26,095	4.50%
Other earning assets	81,473	73	0.12%	48,307	146	0.40%
FHLB and FRB stock	6,120	167	3.64%	4,784	145	4.04%
Total interest-earning assets	1,407,112	39,221	3.72%	1,008,937	30,431	4.02%
Noninterest-earning assets	80,743			52,710
Total assets	$1,487,855			$1,061,647

Interest-bearing liabilities:
Deposits	$996,192	6,382	0.85%	$691,411	9,120	1.76%
FHLB advances and other borrowings	124,923	1,769	1.89%	128,493	1,764	1.83%
Total interest-bearing liabilities	1,121,115	8,151	0.97%	819,904	10,884	1.77%

Noninterest-bearing liabilities	249,910			153,634
Total liabilities	1,371,025			973,538

Equity	116,830			88,109
Total liabilities and equity	$1,487,855			$1,061,647

Net interest-earning assets	$285,997			$189,033
Net interest income/interest rate spread		$31,070	2.75%		$19,547	2.25%
Net interest margin			2.94%			2.58%
Average interest-earning assets
to average interest-bearing liabilities	125.51%			123.06%

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

	Three Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2021
	Compared to Three Months Ended			Compared to Nine Months Ended
	September 30, 2020			September 30, 2020
	Increase (decrease)			Increase (decrease)
	due to			due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)			(Dollars in thousands)
Interest-earning assets:
Securities (1)	$113	$77	$190	$261	$143	$404
Loans held for sale	(229)	(230)	(459)	(1,652)	3,079	1,427
Loans and leases	152	2,200	2,352	(364)	7,374	7,010
Other earning assets	22	(23)	(1)	(172)	99	(73)
FHLB and FRB Stock	(23)	27	4	(22)	44	22
Total interest-earning assets	35	2,051	2,086	(1,949)	10,739	8,790

Interest-bearing liabilities:
Deposits	(4,189)	3,163	(1,026)	(7,254)	4,516	(2,738)
FHLB advances and other borrowings	2,136	(2,296)	(160)	72	(67)	5
Total interest-bearing liabilities	(2,053)	867	(1,186)	(7,182)	4,449	(2,733)

Net change in net interest income	$2,088	$1,184	$3,272	$5,233	$6,290	$11,523

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

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at September 30, 2021 and December 31, 2020.

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$70,730	$212,654
Additional borrowing capacity at the FHLB	88,355	53,609
Additional borrowing capacity at the FRB	65,404	81,508
Unused commercial bank lines of credit	65,000	65,000
Total	$289,489	$412,771

Cash, unpledged securities and deposits in other financial institutions decreased $142.0 million, or 66.7%, to $70.7 million at September 30, 2021, compared to $212.7 million at December 31, 2020. The decrease is primarily attributed to an increase in loans and leases, partially offset by an increase in deposits.

CFBank’s additional borrowing capacity with the FHLB increased $34.8 million, or 64.8%, to $88.4 million at September 30, 2021, compared to $53.6 million at December 31, 2020. The increase is primarily attributed to an increase in pledged collateral.

CFBank’s additional borrowing capacity at the FRB decreased $16.1 million, or 19.8%, to $65.4 million at September 30, 2021 from $81.5 million at December 31, 2020. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at September 30, 2021 and at December 31, 2020.

Deposits are obtained predominantly from the markets in which CFBank’s offices are located. We rely primarily on a willingness to pay market-competitive interest rates to attract and retain retail deposits. Accordingly, rates offered by competing financial institutions may affect our ability to attract and retain deposits.

CFBank relies on competitive interest rates, customer service, and relationships with customers to retain deposits. In 2010, the FDIC, pursuant to the provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act, permanently increased deposit insurance coverage from $100,000 to $250,000 per depositor.

The Holding Company has more limited sources of liquidity than CFBank. However, in addition to its existing liquid assets, the Holding Company has $14.2 million of availability on its credit facility at September 30, 2021. Additional sources of liquidity include funds raised in the securities markets through debt or equity offerings, dividends received from CFBank or the sale of assets.

Management believes that the Holding Company had adequate funds at September 30, 2021 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $155,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.00% at September 30, 2021.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023, at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

CF BANKSHARES INC.

PART 1. Item 2

MANAGEMENT DISCUSSION AND ANALYSIS

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At September 30, 2021, the Company had an outstanding balance of $20.8 million on the facility.

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

CF BANKSHARES INC.

PART 1. Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management believes that, as of September 30, 2021, there has been no material change in the Company’s market risk from the information contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2020.

CF BANKSHARES INC.

PART 1. Item 4

CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures. We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934 (Exchange Act) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of and for the quarter ended September 30, 2021.

Changes in internal control over financial reporting. We made no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There were no material changes to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as supplemented by “Item 1A. Risk Factors” of Part II of the Quarterly Report on Form 10-Q filed with the SEC for the quarterly period ended June 30, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)None.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended September 30, 2021.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs (1)
July 1 through July 31, 2021 (2)	12,507	18.82	11,415	324,984
August 1 through August 31, 2021	13,032	19.11	13,032	311,952
September 1 through September 30, 2021	12,244	19.93	12,244	299,708
Total	37,783	$19.28	36,691

(1)On January 28, 2021, the Board of Directors of the Company authorized a new stock repurchase program pursuant to which the Company may repurchase up to 250,000 of the Company’s outstanding common stock on or before February 27, 2022. On October 5, 2021, the Company announced that its Board of Directors approved an increase in the maximum number of shares that the Company may repurchase under the program to 350,000 and further extended the stock repurchase program through June 30, 2022. Under the stock repurchase program, the Company may purchase shares of its common stock from time to time through various means, including open market transactions and privately negotiated transactions.

(2)Includes 1,092 shares of common stock surrendered to the Company for the payment of taxes upon the vesting of restricted stock.

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

11.1	Statement Re: Computation of Per Share Earnings
31.1	Rule 13a-14(a) Certifications of the Chief Executive Officer
31.2	Rule 13a-14(a) Certifications of the Principal Financial Officer
32.1	Section 1350 Certifications
101.1	Interactive Data File (Inline XBRL)
104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

CF BANKSHARES INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CF BANKSHARES INC.

Dated: November 15, 2021	By:	/s/ Timothy T. O’Dell
Timothy T. O’Dell
President and Chief Executive Officer

Dated: November 15, 2021	By:	/s/ Kevin J. Beerman
Kevin J. Beerman
Executive Vice President and Chief Financial Officer