Form 10-K
period 2021-12-31
CF BANKSHARES INC.
filed 2022-03-16
CIK 1070680

Me

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year ended December 31, 2021
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

Large Accelerated Filer [ ] Accelerated Filer [X] Non-accelerated Filer [ ]  Smaller reporting company [X]

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

YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates as of June 30, 2021 was $129.2 million based upon the closing price as reported on the Nasdaq® Capital Market for that date.

As of March 8, 2022, there were 5,258,604 shares of the registrant’s (Voting) Common Stock outstanding and 1,260,700 shares of the registrant’s Non-Voting Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held on June 1, 2022, are incorporated herein by reference into Part III of this Form 10-K.

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

Forward-looking statements are not guarantees of performance or results. A forward-looking statement may include a statement of the assumptions or bases underlying the forward-looking statement. We believe that we have chosen these assumptions or bases in good faith and that they are reasonable. We caution you, however, that assumptions or bases almost always vary from actual results, and the differences between assumptions or bases and actual results can be material. The forward-looking statements included in this Form 10-K speak only as of the date hereof. We undertake no obligation to publicly release revisions to any forward-looking statements to reflect events or circumstances after the date of such statements, except to the extent required by law.

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

Currently, the Company does not transact material business other than through CFBank. At December 31, 2021, the Company’s assets totaled $1.5 billion and stockholders’ equity totaled $125.3 million.

CFBank is a nationally chartered boutique commercial bank operating primarily in four (4) major metro markets: Columbus, Cleveland, and Cincinnati, Ohio, and Indianapolis, Indiana. CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail and Mortgage Lending services presence. In all regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank seeks to differentiate itself from its competitors by providing individualized service coupled with direct customer access to decision makers, and ease of doing business. We believe that CFBank matches the sophistication of much larger banks, without the bureaucracy.

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

Most of our deposits and loans come from our market area. Our principal market area for loans and deposits includes the following Ohio counties: Franklin County through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Hamilton County through our offices in Glendale and Blue Ash, Ohio; Cuyahoga County, through our office in Woodmere, Ohio; and Summit County through our office in Fairlawn, Ohio. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

On July 16, 2021, CBank completed its sale to Consumers of certain assets and liabilities associated with the Branches. Pursuant to the terms of the P&A Agreement, Consumers assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches.

During the third quarter of 2021, the Company recognized a combined gain on sale of deposits of $1.9 million related to the sale of the Branches.

Market Area and Competition

Our primary market areas are competitive markets for financial services and we face competition both in making loans and in attracting deposits. Direct competition comes from a number of financial institutions operating in our market area, many of which have a statewide or regional presence, and in some cases, a national presence. Many of these financial institutions are significantly larger and have greater financial resources than we do. Competition for loans and deposits comes from savings institutions, mortgage banking companies, commercial banks, credit unions, brokerage firms and insurance companies.

Lending Activities

Repositioning of Residential Mortgage Business Model. In early 2021, a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company has strategically scaled down its Residential Mortgage Business. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

Loan and Lease Portfolio Composition. Our loan and lease portfolio consists primarily of commercial, commercial real estate and multi-family mortgage loans, mortgage loans secured by single-family residences and, to a lesser degree, consumer loans. CFBank also finances a variety of commercial and residential construction projects. At December 31, 2021, gross loans receivable totaled $1.2 billion and increased approximately $317.3 million, or 34.8%, from $912.4 million at December 31, 2020. Commercial, commercial real estate and multi-family mortgage loans, including related construction loans, totaled $841.2 million in the aggregate and represented 68.4% of the gross loan portfolio at December 31, 2021, as compared to 80.0% of the gross loan portfolio at December 31, 2020. Commercial, commercial real estate and multi-family mortgage loan balances, including related construction loans, increased $111.4 million, or 15.3%, during 2021. Portfolio single-family residential mortgage loans, including related construction loans, totaled $362.2 million and represented 29.5% of total gross loans at year-end 2021, compared to 17.4% at year-end 2020. The remainder of our loan portfolio consists of consumer loans, which totaled $26.3 million, or 2.1% of gross loans receivable, at year-end 2021.

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

Loan Maturity. The following table shows the remaining contractual maturity of CFBank’s loan portfolio at December 31, 2021. Demand loans and other loans having no stated schedule of repayments or no stated maturity are reported as due within one year. The table does not include potential prepayments or scheduled principal amortization.

	At December 31, 2021
	Real Estate Mortgage Loans	Consumer Loans	Commercial Loans	Total Loans Receivable
	(Dollars in thousands)
Amounts due:
Within one year	$69,695	$43	$84,298	$154,036
After one year:
More than one year to five years	243,273	236	149,984	393,493
More than five years to 15 years	227,292	4,546	100,662	332,500
More than 15 years	326,244	21,447	1,937	349,628
Total due after 2022	796,809	26,229	252,583	1,075,621
Total amount due	$866,504	$26,272	$336,881	$1,229,657

The following table sets forth at December 31, 2021, the dollar amount of total loans and leases receivable contractually due after one year (December 31, 2022), and whether such loans have fixed interest rates or adjustable interest rates.

	Due After December 31, 2022
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real estate mortgage loans	$588,700	$208,109	$796,809
Consumer loans	136	26,093	26,229
Commercial loans	152,561	100,022	252,583
Total loans	$741,397	$334,224	$1,075,621

Origination of Loans and Leases. Lending activities are conducted through our offices located in Franklin, Cuyahoga, Summit, and Hamilton Counties, Ohio and in Marion County, Indiana. We originate commercial, commercial real estate, multi-family and single-family residential mortgage loans and also expanded into business financial services in the Columbus, Cleveland, Cincinnati, and Akron, Ohio and Indianapolis, Indiana markets.

Commercial, commercial real estate and multi-family loans are originated with fixed, floating and ARM interest rates. Fixed-rate loans are typically limited to terms of three to five years. CFBank has also utilized interest-rate swaps to protect the related fixed-rate loans from changes in value due to changes in interest rates. See Note 18 in the accompanying Notes to Consolidated Financial Statements for additional information on interest-rate swaps.

CFBank participates in various loan programs offered by the Small Business Administration (the “SBA”), enabling us to provide our customers and small business owners in our markets with access to funding to support their businesses, as well as reduce credit risk associated with these loans. Individual loans include SBA guarantees of up to 75%.

During 2020, CFBank also originated loans under the SBA’s new 7(a) loan program, the Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”) authorized the SBA to temporarily guarantee PPP loans to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of these loans have been pledged as collateral on borrowings under the FRB’s Paycheck Protection Program Lending Facility (“PPPLF”). See Note 10, FHLB Advances and Other Debt, in the accompanying Notes to Consolidated Financial Statements for additional information.

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

For the year ended December 31, 2021, single-family mortgage loans originated for sale totaled $2.4 billion, an increase of $129.5 million, or 5.8%, compared to $2.2 billion that was originated in 2020. The volume of refinance activity, which is very sensitive to market mortgage interest rates, has been a significant factor that impacts the level of residential loan originations. As market mortgage rates increase, our mortgage production, and the resultant gains on sales of loans, could decrease.

The performance of our mortgage lending business is impacted by market conditions and competition. Any changes could affect the value of our mortgage loans held for sale and mortgage banking derivatives and the performance of the mortgage lending business.

In early 2021, a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company has strategically scaled down its Residential Mortgage Business. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

For the year ended December 31, 2021, portfolio single-family mortgage loans originated by CFBank totaled $352.3 million, or 28.7% of total loans. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance is generally required when the LTV exceeds 80%. In conjunction with competitive product offerings in the market, and the lack of availability for mortgage insurance, jumbo loans exceeding 80% are often originated without mortgage insurance.

Portfolio single-family residential ARM loans totaled $42.9 million, or 12.4% of the single-family mortgage loan portfolio, at December 31, 2021. These loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the credit risks associated with ARM loans, but also limit the interest rate sensitivity of such loans.

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions. This process on average took approximately 14 days. Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021. See Note 4 in the accompanying Notes to Consolidated Financial Statements included for additional information.

Commercial Real Estate and Multi-Family Residential Mortgage Lending. Origination of commercial real estate and multi-family residential mortgage loans continues to be a significant portion of CFBank’s lending activity. Commercial real estate and multi-family residential mortgage loan balances increased $113.9 million to $436.3 million at December 31, 2021. This represented an increase of 35.3% over the $322.4 million balance at December 31, 2020.

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

Underwriting policies provide that commercial real estate and multi-family residential mortgage loans may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property. An independent appraisal of the property is required on all loans greater than or equal to $500,000. In underwriting commercial real estate and multi-family residential mortgage loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable rate loans. Fixed rate loans are generally limited to three to five years, at which time they convert to adjustable rate loans. At times, CFBank accommodates loans to borrowers who desire fixed-rate loans for longer than three to five years. We have utilized interest-rate swaps to protect these fixed-rate loans from changes in value due to changes in interest rates, as appropriate. See Note 18 in the accompanying Notes to Consolidated Financial Statements for additional information on interest-rate swaps. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually. Payments on both fixed and adjustable rate loans are based on 15 to 30 year amortization periods.

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

Commercial Lending. The origination of commercial loans continues to be a significant component of our lending activity. During 2021, commercial loan balances decreased by $1.4 million, or 0.4%, to $336.9 million at year-end 2021. The decrease in commercial loan balances was primarily the result of PPP loan repayments of $104.8 million, partially offset by new and increased relationships. Commercial loans are generally secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. We offer both fixed and adjustable rate commercial loans. Fixed-rate loans are typically limited to a maximum term of five years. Adjustable-rate loans are tied to various market indices and generally adjust monthly or annually.

Included in Commercial loans at December 31, 2021 and December 31, 2020, were $445,000 and $105.3 million, respectively, of PPP loans. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments were deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of these loans have been pledged as collateral for borrowings by the Company under the PPPLF. See Note 10, FHLB Advances and Other Debt, in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Construction and Land Lending. With economic improvement in our market areas, there was also an increase in commercial building activity. During 2021, construction loans increased by $3.0 million, or 3.6%, to $83.4 million, as compared to the $80.4 million in the portfolio at year-end 2020. CFBank’s strong capital levels has allowed CFBank to take advantage of select market opportunities in this area within the risk tolerances we have identified.

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

Consumer and Other Lending. The consumer loan portfolio generally consists of home equity lines of credit, home improvement loans, loans secured by deposits and purchased loans. At December 31, 2021, the consumer loan portfolio totaled $26.3 million, which was 2.1% of gross loans receivable. During 2021, the consumer loan portfolio increased $2.9 million, or 12.3%, over the year-end 2020 balance of $23.4 million.

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

See the section titled “Financial Condition - Allowance for loan losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4 in the accompanying Notes to Consolidated Financial Statements for detailed information on criticized and classified loans as of December 31, 2021 and 2020.

Classified loans include all nonaccrual loans, which are discussed in further detail in the section below titled “Nonperforming Assets”. In addition to nonaccrual loans, classified loans include the following loans that were identified as substandard assets, were still accruing interest at December 31, 2021, but exhibit weaknesses that could lead to nonaccrual status in the future:

	# of Loans	Balance
Commercial	1	$74
Commercial real estate	2	2,658
Total	3	$2,732

Nonperforming Assets.

The $302,000 increase in nonperforming loans in 2021 compared to 2020 was primarily due to one consumer loan and one mortgage loan going into nonaccrual status during the third quarter, partially offset by two consumer loans being returned to accrual status during the first quarter and one single family residential loan paying off in the second quarter.

For the year ended December 31, 2021, the amount of additional interest income that would have been recognized on nonaccrual loans, if such loans had continued to perform in accordance with their contractual terms, was approximately $39,000. There was no interest income recognized on nonaccrual loans in 2021, except for $10,000 of interest income that was collected from the payoff of a mortgage loan.

Accounting Standards Update (ASU) No. 2011-02 to Receivables (ASC 310), A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring, clarified the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarified that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The Company applies the guidance in this ASU to identify its restructured loans as troubled debt restructurings (“TDRs”). There were no loans restructured in 2021 identified as a TDR.

As a component of management’s focus on the work out of troubled credits, the terms of certain loans were modified in TDRs, where concessions were granted to borrowers experiencing financial difficulties. The modification of the terms of such loans may have included one or a combination of the following: a reduction of the stated interest rate of the loan; an increase in the stated rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date; or a change in the payment terms. Nonaccrual loans included $147,000 in TDRs at December 31, 2021, while non-accrual loans included $190,000 of TDRs at December 31, 2020.

At year-end 2021, there were a total of $2.8 million of TDRs, including $2.7 million in commercial real estate loans, $99,000 in single family residential loans and $74,000 in commercial loans, which were not included in nonperforming loans, where customers have established a sustained period of repayment performance, loans are current according to their modified terms, and repayment of the remaining contractual payments is expected.

See the section titled “Financial Condition - Allowance for loan losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Notes 1 and 4, in the accompanying Notes to Consolidated Financial Statements for additional information on nonperforming loans and TDRs as of December 31, 2021 and 2020.

For information on real estate owned (REO) and other foreclosed assets, see the section below titled “Foreclosed Assets.”

Allowance for Loan and Lease Losses (ALLL). The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including: the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic condition, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. See the section titled “Financial Condition - Allowance for loan losses” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for a detailed discussion of management’s methodology for determining the appropriate level of the ALLL.

The ALLL totaled $15.5 million at December 31, 2021, and decreased $1.5 million, or 8.9%, from $17.0 million at December 31, 2020. The decrease in the ALLL is due to negative provision expense of $1.6 million, partially offset by net recoveries of $86,000 during the year ended December 31, 2021. The ratio of the ALLL to total loans was 1.26% at December 31, 2021, compared to 1.87% at December 31, 2020. The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 1.27% at December 31, 2021, compared to 2.15% at December 31, 2020.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2021; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows, and market conditions which result in lower real estate values. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in estimated probable incurred losses and an increase in required loan provision expense could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen.

	2021	2020	2019
ALLL, beginning of period	$17,022	$7,138	$7,012
Charge-offs:
Real estate loans:
Single-family	17	425	-
Commercial real estate	-	-	-
Consumer loans:
Home equity	-	21	-
Other	-	-	36
Commercial loans	-	648	-
Total charge-offs	17	1,094	36

Recoveries on loans previously charged off:
Recoveries
Real estate loans:
Single-family	26	31	7
Multi-family	-	-	-
Commercial real estate	-	-	105
Consumer loans:
Home equity	21	17	50
Other	-	-	-
Commercial loans	56	15	-
Total recoveries	103	63	162
Net charge-offs (recoveries)	(86)	1,031	(126)
Provision for loan and lease losses	(1,600)	10,915	-
Reclassification of ALLL on loan-related commitments	-	-	-
ALLL, end of period	$15,508	$17,022	$7,138
ALLL to total loans and leases	1.26%	1.87%	1.06%
ALLL to nonperforming loans	1555.47%	2449.21%	292.66%
Net charge-offs (recoveries) to ALLL	-0.55%	6.06%	-1.77%
Net charge-offs (recoveries) to average loans and leases	-0.01%	0.13%	-0.02%

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

	At December 31,
	2021		2020		2019
	Amount	% of Loans in each Category	Amount	% of Loans in each Category	Amount	% of Loans in each Category
	(Dollars in thousands)
Real estate loans:
Single-family	$3,348	28.20%	$1,299	16.21%	$948	17.94%
Multi-family	827	6.24%	467	4.97%	447	5.85%
Commercial real estate	5,034	29.24%	9,184	30.36%	2,604	36.92%
Construction	1,744	6.78%	2,254	8.82%	759	10.09%
Consumer loans:
Home equity lines of credit	272	1.97%	276	2.30%	265	3.12%
Other	156.17%		116.26%		61.63%
Commercial loans	4,127	27.40%	3,426	37.08%	2,054	25.45%
Total ALLL	$15,508	100.00%	$17,022	100.00%	$7,138	100.00%

Foreclosed Assets

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating and maintenance costs after acquisition are expensed. REO and other foreclosed assets totaled $0 at December 31, 2021 and December 31, 2020. See the section titled “Financial Condition - Foreclosed Assets” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and Note 5 in the accompanying Notes to Consolidated Financial Statements for information regarding foreclosed assets at December 31, 2021. Foreclosure activities are closely tied with general economic conditions and the ability of our customers to continue to meet their loan payment obligations and, therefore, the level of foreclosed assets may increase in the future if, among other things, economic conditions in our market area decline.

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

At December 31, 2021, the securities available for sale portfolio totaled $16.3 million. At December 31, 2021, all mortgage-backed securities in the securities portfolio were insured or guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae.

Equity securities, consisting of preferred stock in another financial institution, totaled $5.0 million at December 31, 2021 and December 31, 2020.

Management evaluates debt securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. See Notes 1 and 3 in the accompanying Notes to Consolidated Financial Statements for a detailed discussion of management’s evaluation of securities for OTTI.

The following table sets forth certain information regarding the amortized cost and fair value of securities at the dates indicated

	At December 31,
	2021		2020		2019
Securities Available For Sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Corporate debt	$9,976	$9,750	$-	$-	$-	$-
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,551	6,561	8,517	8,636	7,986	8,017
Mortgage-backed securities - residential	35	36	62	65	126	130
Collateralized mortgage obligations	-	-	-	-	27	27
Total	$16,562	$16,347	$8,579	$8,701	$8,139	$8,174

The following table sets forth information regarding the amortized cost, weighted average yield and contractual maturity dates of debt securities as of December 31, 2021.

			After One Year		After Five Years
	One Year or Less		through Five Years		through Ten Years		After Ten Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average	Amortized	Average
Securities Available For Sale	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield	Cost	Yield
Corporate	$-	0.00%	$-	0.00%	$9,976	4.28%	$-	0.00%	$9,976	4.28%
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	3,504	1.15%	3,047	0.77%	-	0.00%	-	0.00%	6,551	0.97%
Mortgage-backed securities - residential	-	0.00%	28	3.87%	7	7.01%	-	0.00%	35	4.47%
Total	$3,504	1.15%	$3,075	0.80%	$9,983	4.28%	$-	0.00%	$16,562	2.97%

(1)Interest yields are presented on a fully taxable equivalent basis using a 21 percent tax rate.

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

Dividends from CFBank serve as a potential source of liquidity to the Holding Company to meet its obligations. Generally, CFBank may pay dividends to the Holding Company without prior approval as long as the dividend does not exceed the total of the current calendar year-to-date earnings plus any earnings from the previous two years not already paid out in dividends, and as long as CFBank remains well capitalized after the dividend payment. See Note 17, Regulatory Capital Matters, in the accompanying Notes to Consolidated Financial Statements for additional information.

The Holding Company’s available cash and cash equivalents totaled $819,000 at December 31, 2021. Management believes that the Holding Company had adequate funds and liquidity sources at December 31, 2021 to meet its current and anticipated operating needs at this time. See the section titled “Liquidity and Capital Resources” for information regarding Holding Company liquidity and regulatory matters.

Deposits. CFBank offers a variety of deposit accounts with a range of interest rates and terms including savings accounts, retail and business checking accounts, money market accounts and certificates of deposit. Management regularly evaluates the internal cost of funds, surveys rates offered by competitors, reviews cash flow requirements for lending and liquidity and executes rate changes when necessary as part of its asset/liability management, profitability and liquidity objectives. Certificate of deposit accounts represent the largest portion of our deposit portfolio and totaled 48.5% of average deposit balances in 2021. The term of the certificates of deposit typically offered vary from seven days to five years at rates established by management. Specific terms of an individual account vary according to the type of account, the minimum balance required, the time period funds must remain on deposit and the interest rate, among other factors.

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

At December 31, 2021, CFBank had $278.1 million in brokered deposits with maturity dates from January 2022 through July 2026. At December 31, 2021, cash, unpledged securities and deposits in other financial institutions totaled $169.0 million.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network. Promontory works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. CDARS one-way balances are considered brokered deposits by regulation. Customer balances in the CDARS reciprocal and ICS programs, which no longer qualify as brokered, totaled $58.4 million at December 31, 2021 and increased $11.5 million, or 24.4%, from $46.9 million at December 31, 2020.

As of December 31, 2021 and 2020, deposits exceeding the FDIC insured limit of $250,000 totaled $504.9 million and $433.2 million, respectively.

Certificate accounts in amounts of $250,000 or more totaled $236.1 million at December 31, 2021, maturing as follows:

Maturity Period	Amount	Weighted Average Rate
	(Dollars in thousands)
Three months or less	$32,837	0.65%
Over 3 through 6 months	11,417	1.05%
Over 6 through 12 months	77,978	1.01%
Over 12 months	113,824	1.07%
Total	$236,056

The following table sets forth the distribution of average deposit account balances for the periods indicated and the weighted average interest rates on each category of deposits presented. Averages for the periods presented are based on month-end balances.

	For The Year Ended December 31,
	2021			2020			2019
	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid	Average Balance	Percent of Total Average Deposits	Average Rate Paid
	(Dollars in thousands)
Interest- bearing checking accounts	$92,094	7.60%	0.38%	$35,681	4.03%	1.45%	$29,943	4.69%	1.80%
Money market accounts	282,299	23.28%	0.50%	254,033	28.65%	1.13%	166,721	26.13%	1.98%
Savings accounts	15,793	1.30%	0.15%	20,637	2.33%	0.11%	18,241	2.86%	0.10%
Certificates of deposit	588,072	48.50%	1.06%	429,111	48.41%	1.96%	310,913	48.74%	2.52%
Total Interest-bearing deposits	978,258	80.68%	0.82%	739,462	83.42%	1.60%	525,818	82.42%	2.22%
Noninterest-bearing deposits:
Demand deposits	234,239	19.32%	-	146,935	16.58%	-	112,151	17.58%	-
Total Average Deposits	$1,212,497	100.00%		$886,397	100.00%		$637,969	100.00%

See the sections titled “Financial Condition – Deposits” and “Liquidity and Capital Resources” for additional information regarding deposits.

Borrowings. As part of our operating strategy, FHLB advances are used as an alternative to retail and brokered deposits to fund our asset growth. The advances are collateralized primarily by single-family mortgage loans, multi-family mortgage loans, 1-4 family commercial real estate loans and home equity lines of credit loans, securities and cash, and secondarily by CFBank’s investment in the capital stock of the FHLB of Cincinnati. FHLB advances are made pursuant to several credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions fluctuates from time to time in accordance with the policies of the FHLB. FHLB advances totaled $65.0 million at December 31, 2021. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $178.4 million at year-end 2021.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At December 31, 2021, the Company had an outstanding balance, net of unamortized debt issuance costs, of $24.3 million on the facility.

In addition to access to FHLB advances, CFBank has borrowing capacity available with the Federal Reserve Bank through the Borrower in Custody program. The borrowings are collateralized by commercial loans and commercial real estate loans. Based on the collateral pledged, CFBank was eligible to borrow up to a total of $72.2 million at year-end 2021. There were no amounts outstanding from the Federal Reserve Bank at December 31, 2021.

At December 31, 2021, CFBank had $65.0 million of availability in unused lines of credit with two commercial banks. There were no outstanding borrowings on these lines of credit at December 31, 2021 or December 31, 2020. If CFBank were to borrow on these lines of credit, interest would accrue daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility was closed during the third quarter of 2021. At December 31, 2021, the warehouse facility had no outstanding balance. See Note 10 in the accompanying Notes to Consolidated Financial Statements for additional information.

During 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility was closed during the second quarter of 2021. This warehouse facility had no outstanding balance at December 31, 2021. See Note 10 in the accompany Notes to Consolidated Financial Statements for additional information.

To support the effectiveness of the PPP, the FRB introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. At December 31, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.2 years. At December 31, 2021, the principal balance of PPPLF advances outstanding was $450,000.

See the section titled “Financial Condition - Subordinated Debentures” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K for information regarding subordinated debentures issued by the Company in 2003 and 2018.

The following table sets forth certain information regarding short-term borrowings at or for the periods ended on the dates indicated

	For the Year ended December 31,
	2021	2020	2019
Short-term FHLB advances and other borrowings:
Average balance outstanding	$9,076	$23,178	$3,713
Maximum amount outstanding at any month-end during the period	23,426	70,013	23,500
Balance outstanding at end of period	-	70,013	-
Weighted average interest rate during the period	3.02%	3.31%	2.11%

Personnel

As of December 31, 2021, the Company had 129 full-time and 5 part-time employees.

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

Prior FRB Approval. The Bank Holding Company Act (the “BHCA”) requires the prior approval of the FRB in any case where a financial holding company proposes to:

•acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank that is not already majority-owned by the financial holding company;

•acquire all or substantially all of the assets of another bank or another financial or bank holding company; or

•merge or consolidate with any other financial or bank holding company.

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

No regulatory approval is required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the FRB. The Financial Services Modernization Act defines “financial in nature” to include:

•securities underwriting, dealing and market making;

•sponsoring mutual funds and investment companies;

•insurance underwriting and agency;

•merchant banking; and

•activities that the FRB has determined to be closely related to banking.

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

Transactions with Affiliates, Directors, Executive Officers and Shareholders

Sections 23A and 23B of the Federal Reserve Act and FRB Regulation W generally:

•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with any one affiliate;

•limit the extent to which a bank or its subsidiaries may engage in “covered transactions” with all affiliates; and

•require that all such transactions be on terms (including interest rates charged and collateral required) substantially the same, or at least as favorable to the bank or subsidiary, as those provided to a non-affiliate.

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

In September 2019, the FRB, along with other federal bank regulatory agencies, issued a final rule, effective January 1, 2020, that gave community banks, including CFBank, the option to calculate a simple leverage ratio to measure capital adequacy if the community banks met certain requirements. Under the rule, a community bank is eligible to elect the Community Bank Leverage Ratio ("CBLR") framework if it had less than $10 billion in total consolidated assets, limited amounts of certain assets and off-balance sheet exposures, and a leverage ratio greater than 9.0%. Qualifying institutions that elected to use the CBLR framework (each, a “CBLR Bank”) and that maintain a leverage ratio of greater than 9.0% will be considered to have satisfied the risk-based and leverage capital requirements in the regulatory agencies' generally applicable capital rules and to have met the well-capitalized ratio requirements. No CBLR Bank was required to calculate or report risk-based capital, and each CBLR Bank could opt out of the framework at any time, without restriction, by reverting to the generally applicable risk-based capital rule. Pursuant to the CARES Act, on August 26, 2020, the federal banking agencies adopted a final rule that temporarily lowered the CBLR threshold and provided a gradual transition back to the prior level. Specifically, the CBLR threshold was reduced to 8.0% for the remainder of 2020, increased to 8.5% for 2021, and returned to 9.0% on January 1, 2022. This final rule became effective on October 1, 2020. The Company did not utilize the CBLR in assessing capital adequacy and, instead, continued to follow existing capital rules.

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

In order to be “well-capitalized”, a bank must have a common equity tier I capital ratio of at least 6.5%, a total risk-based capital of at least 10.0%, a Tier 1 risk-based capital ratio of at least 8.0% and a leverage ratio of at least 5.0%, and the bank must not be subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure. The Company’s management believes that CFBank met the ratio requirements to be deemed “well-capitalized” according to the guidelines described above as of December 31, 2021.

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

The FDIC assesses quarterly deposit insurance premiums on each insured institution based on risk characteristics of the insured institution and may also impose special assessments in emergency situations. The premiums fund the DIF. Pursuant to the Dodd-

Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), which is the amount in the DIF as a percentage of all DIF insured deposits. In March 2016, the FDIC adopted final rules designed to meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on insured institutions with assets of less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. Although the FDIC's rules reduced assessment rates on all banks, they imposed a surcharge on banks with assets of $10 billion or more to be paid until the DRR reached 1.35%. The DRR met the statutory minimum of 1.35% on September 30, 2018. As a result, the previous surcharge imposed on banks with assets of $10 billion or more was lifted. In addition, preliminary assessment credits have been determined by the FDIC for banks with assets of less than $10 billion, which had previously contributed to the increase of the DRR to 1.35%. On June 30, 2019, the DRR reached 1.40%, and the FDIC applied credits for banks with assets of less than $10 billion ("small bank credits") beginning September 30, 2019. As of June 30, 2021, the DRR fell below the minimum DRR to 1.30%. As a result, the FDIC adopted a restoration plan requiring the restoration of the DRR to 1.35% within eight years (September 30, 2028). This restoration plan maintained the scheduled assessment rates for all insured institutions. As of September 30, 2021, the DRR was 1.27%. The FDIC rules further changed the method of determining risk-based assessment rates for established banks with less than $10 billion in assets to better ensure that banks taking on greater risks pay more for deposit insurance than banks that take on less risk.

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

The ability of the Holding Company to pay dividends on its common stock is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2021, the Holding Company had a total of $819,000 of cash at the Holding Company level. At December 31, 2021, the Holding Company also had $10.3 million available on its revolving line-of-credit facility.

The Holding Company also is subject to various legal and regulatory policies and requirements impacting the Holding Company’s ability to pay dividends on its stock. In addition, the Holding Company’s ability to pay dividends on its stock is conditioned upon the payment, on a current basis, of quarterly interest payments on the subordinated debentures underlying the Company’s trust preferred securities. Finally, under the terms of the Company’s fixed-to-floating rate subordinated debt, the Holding Company’s ability to pay dividends on its stock is conditioned upon the Holding Company continuing to make required principal and interest payments, and not incurring an event of default, with respect to the subordinated debt. See Note 17, Regulatory Capital Matters, in the accompanying Notes to Consolidated Financial Statements for additional information.

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would total $473,000 at year-end 2021. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

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

Consumer Protection Laws and Regulations

Banks are subject to regular examination to ensure compliance with federal consumer protection statutes and regulations, including, but not limited to, the following:

•The Equal Credit Opportunity Act (prohibiting discrimination in any credit transaction on the basis of any of various criteria);

•The Truth in Lending Act (requiring that credit terms are disclosed in a manner that permits a consumer to understand and compare credit terms more readily and knowledgeably);

•The Fair Housing Act (making it unlawful for a lender to discriminate in its housing-related lending activities against any person on the basis of certain criteria);

•The Home Mortgage Disclosure Act (requiring financial institutions to collect data that enables regulatory agencies to determine whether financial institutions are serving the housing credit needs of the communities in which they are located); and

•The Real Estate Settlement Procedures Act (requiring that lenders provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits abusive practices that increase borrowers’ costs).

The banking regulators also use their authority under the Federal Trade Commission Act to take supervisory or enforcement action with respect to unfair or deceptive acts or practices by banks that may not necessarily fall within the scope of a specific banking or consumer finance law.

COVID-19 Legislation and Initiatives

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

The CARES Act created the PPP as a new guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. These loans are eligible to be forgiven if certain conditions are satisfied and are fully guaranteed by the SBA. In June 2020, the Paycheck Protection Program Flexibility Act was enacted, which, among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. After previously being extended by Congress, the application deadline for PPP loans expired on May 31, 2021. No collateral or personal guarantees were required for PPP loans. In addition, neither the government nor lenders have been permitted to charge the recipients of PPP loans any fees. On December 27, 2020, the President signed into law omnibus federal spending and economic stimulus legislation titled the “Consolidated Appropriations Act, 2021” that included the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (the “HHSB Act”). Among other things, the HHSB Act renewed the PPP, allocating $284.45 billion for both new first-time PPP loans under the existing PPP and the expansion of existing PPP loans for certain qualified, existing PPP borrowers. In addition to extending and amending the PPP, the HHSB Act also creates a new grant program for “shuttered venue operators.” As a participating lender in the PPP, CFBank continues to monitor legislative, regulatory, and supervisory developments related thereto.

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

On December 2, 2020, the federal bank regulatory agencies issued an interim final rule that provides temporary relief for specified community banking organizations related to certain regulations and reporting requirements as a result, in large part, of their growth in size from the response to COVID-19. Community banking organizations are subject to different rules and requirements based on their risk profile and asset size. Due to their involvement in federal COVID-19 response programs (such as the PPP) and other lending that supports the U.S. economy, many community banking organizations experienced rapid and unexpected increases in their sizes, which were generally expected to be temporary. The temporary increase in size could have subjected community banking organizations to new regulations or reporting requirements. However, community banking organizations, such as the Holding Company and CFBank, under $10.0 billion in total assets as of December 31, 2019 were permitted to use asset data as of December 31, 2019, to determine the applicability of various regulatory asset thresholds during calendar years 2020 and 2021. As such, it was not until January 1, 2022 that asset growth again triggered new regulatory requirements for these community banking organizations.

Patriot Act and Anti-Money Laundering

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

The Anti-Money Laundering Act of 2020 (the “AMLA”), which amends the Bank Secrecy Act of 1970 (the “BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower initiatives and protections.

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

In June 2010, the FRB, the OCC and the FDIC issued comprehensive final guidance on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization's incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization's ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization's board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act, described above.

The FRB and the OCC review, as part of their respective regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Holding Company and CFBank, that are not “large, complex banking organizations.” These reviews are tailored to each organization based on the scope and complexity of the organization’s activities and the prevalence of incentive compensation arrangements. Deficiencies will be incorporated into the organization's supervisory ratings, which can affect the organization's ability to make acquisitions and take other actions. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization's safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

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

Financial Privacy Provisions

Federal and state regulations limit the ability of banks and other financial institutions to disclose non-public information about consumers to non-affiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a non-affiliated third party. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors.

CFBank is also subject to regulatory guidelines establishing standards for safeguarding customer information. These guidelines describe the federal bank regulatory agencies' expectations for the creation, implementation and maintenance of an information security program, which would include administrative, technical and physical safeguards appropriate to the size and complexity of the institution and the nature and scope of its activities. The standards set forth in the guidelines are intended to ensure the security and confidentiality of customer records and information, protect against any anticipated threats or hazards to the security or integrity of such records and protect against unauthorized access to or use of such records or information that could result in substantial harm or inconvenience to any customer.

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

In November 2021, the OCC, the FRB and the FDIC issued a final rule requiring banking organizations that experience a computer-security incident to notify certain entities. A computer-security incident occurs when actual or potential harm to the confidentiality, integrity, or availability of an information system or the information occurs, or there is a violation or imminent threat of a violation to banking security policies and procedures. The affected bank must notify its respective federal regulator of the computer-security incident as soon as possible and no later than 36 hours after the bank determines a computer-security incident has occurred. These notifications are intended to promote early awareness of threats to banking organizations and will help banks react to those threats before they manifest into bigger incidents. This rule also requires bank service providers to notify its customers of a computer-security incident.

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

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2021 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22.5 million in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2021, the Company had net operating loss carryforwards of $22.3 million, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163,000 per year. Due to this limitation, management determined it is more likely than not that $20.5 million of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $7.0 million tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2021. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank. See Note 13 in the accompanying Notes to Consolidated Financial Statements for additional information.

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

Available Information

Our website address is www.CF.Bank. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these reports as soon as reasonably practicable after we electronically file such reports with the Securities Exchange Commission (SEC). These reports can be found on our website under the caption “Investor Relations – SEC Filings.” Investors also can obtain copies of our filings from the SEC website at www.sec.gov.

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

Economic, Market and Political Risks

The economic impact of the ongoing COVID-19 pandemic, or an outbreak of another highly infectious or contagious disease, could adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has negatively impacted global, national and local economies, disrupted global and national supply chains, lowered equity market valuations, and created significant volatility and disruption in financial markets. In addition, the pandemic resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities and may result in the same or similar restrictions in the future. As a result, the demand for CFBank’s products and services has been and may continue to be significantly impacted, which could adversely affect our revenue and results of operations. Furthermore, the COVID-19 pandemic could result in the recognition of credit losses in our loan portfolios and increases in our allowance for credit losses, particularly if businesses remain required to operate at diminished capacities or are required to close again, the impact on the global, national and local economies worsen, or more customers draw on their lines of credit or seek additional loans to help finance their businesses. Our business operations may also be disrupted if significant portions of our workforce are unable to work effectively, including because of illness, quarantines, government actions, or other restrictions in connection with COVID-19. The extent to which COVID-19 impacts our business, results of operations, and financial condition, as well as our regulatory capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic.

As of December 31, 2021, we continued to hold and service a limited number of PPP loans. These PPP loans are subject to the provisions of the CARES Act and to complex and evolving rules and guidance issued by the SBA and other government agencies. We expect that the great majority of our PPP borrowers will seek full or partial forgiveness of their loan obligations. We have credit risk on the PPP loans if the SBA determines that there is a deficiency in the manner in which we originated, funded or serviced loans, including any issue with the eligibility of a borrower to receive a PPP loan. We could face additional risks in our administrative capabilities to service our PPP loans, and risk with respect to the determination of loan forgiveness. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which we originated, funded or serviced the PPP loan, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty or, if the SBA has already paid under the guaranty, seek recovery of any loss related to the deficiency.

The spread of COVID-19, including new variants thereof, has also caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to such employees to be more limited or less reliable. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk from phishing, malware, and other cybersecurity attacks, all of which could expose us to risks of data or financial loss and could seriously disrupt our operations and the operations of any impacted customers.

COVID-19, including the spread of new variants thereof, or a new pandemic could subject us to any of the following risks, any of which could, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, and results of operations:

•demand for our products and services may decline, making it difficult to grow assets and income;

•if the economy is unable to fully reopen or experiences additional or new closures or downturns as a result of the COVID-19 pandemic, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charges and reduced income;

•collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;

•our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;

•the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;

•a prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;

•we rely on third party vendors for certain services and the unavailability of a critical service due to COVID-19 could have an adverse effect on us; and

•continued adverse economic conditions could result in protracted volatility in the price of our common shares.

Moreover, our future success and profitability substantially depend on the management skills of our executive officers and directors, many of whom have held officer and director positions with us for many years. The unanticipated loss or unavailability of key employees due to COVID-19, including new variants thereof, or any similar pandemic could harm our ability to operate our business or execute our business strategy. We may not be successful in finding and integrating suitable successors in the event of key employee loss or unavailability.

Even after the COVID-19 pandemic subsides, the U.S. economy will likely require time to recover, the length of which is unknown and during which the United States may experience a recession or market correction. Our business could be materially and adversely affected by such recession or market correction.

We continue to closely monitor the impact of COVID-19 and related risks as they evolve. To the extent the effects of COVID-19 adversely impact our business, financial condition, liquidity or results of operations, it may also have the effect of heightening many of the other risks described in this section.

Changes in economic and political conditions could adversely affect our earnings through declines in deposits, loan demand, the ability of our customers to repay loans and the value of the collateral securing our loans.

Our success depends to a significant extent upon local and national economic and political conditions, as well as governmental fiscal and monetary policies. Conditions such as inflation, recession, unemployment, changes in interest rates, fiscal and monetary policy, an increasing federal government budget deficit, slowing gross domestic product, tariffs, a U.S. withdrawal from or significant renegotiation of trade agreements, trade wars, and other factors beyond our control may adversely affect CFBank’s deposit levels and composition, the quality of investment securities available for purchase, demand for loans, the ability of CFBank’s borrowers to repay their loans, and the value of the collateral securing loans made by CFBank. Recent political developments in Russia and Ukraine are likely to result in substantial changes in economic and political conditions for the U.S. and the remainder of the world. Disruptions in U.S. and global financial markets, and changes in oil production and supply in the Middle East and Russia, also affect the economy and stock prices in the U.S., which can affect our earnings capital, as well as the ability of our customers to repay loans.

Because we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral and our ability to sell the collateral upon foreclosure. Adverse changes in the economy, including those resulting from the ongoing COVID-19 pandemic, may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings and cash flows. Moreover, our market activities are concentrated in the following Ohio counties: Franklin County, and contiguous counties through our office in Worthington, Ohio and loan production office in Columbus, Ohio; Cuyahoga County, and contiguous counties through our agency office in Woodmere, Ohio, Hamilton County, and contiguous counties through our office in Glendale, Ohio, Summit County, and contiguous counties through our office in Fairlawn, Ohio; and in Marion County, Indiana through our presence in the Indianapolis market. Our success depends on the general economic conditions of these areas, particularly given that a significant portion of our lending relates to real estate located in these regions. Therefore, adverse changes in the economic conditions in these areas could adversely impact our earnings and cash flows.

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

LIBOR is used extensively in the U.S. and globally as a benchmark for various commercial and financial contracts, including adjustable rate mortgages, corporate debt, interest rate swaps and other derivatives. LIBOR is set based on interest rate information reported by certain banks, which may stop reporting such information after 2021. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On November 30, 2020, to facilitate an orderly LIBOR transition, the OCC, the FDIC, and the FRB jointly announced that entering into new contracts using LIBOR as a reference rate after December 31, 2021, would create a safety and soundness risk. On March 5, 2021, the FCA announced that all LIBOR settings will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, in the case of 1-week and 2-month LIBOR, and immediately after June 30, 2023, in the case of the remaining LIBOR settings. In the U.S., efforts to identify a set of alternative U.S. dollar reference interest rates are ongoing, and the Alternative Reference Rate Committee (“ARRC”) has recommended the use of a Secured Overnight Funding Rate (“SOFR”). SOFR is different from LIBOR in that it is a backward looking secured rate rather than a forward looking unsecured rate. These differences could lead to a greater disconnect between our costs to raise funds for SOFR as compared to LIBOR. For cash products and loans, ARRC has also recommended Term SOFR, which is a forward looking SOFR based on SOFR futures and may in part reduce differences between SOFR and LIBOR. There are operational issues which may create a delay in the transition to SOFR or other substitute indices, leading to uncertainty across the industry. These consequences cannot be entirely predicted and could have an adverse impact on the market value for or value of LIBOR-linked securities, loans, and other financial obligations or extensions of credit.

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

Our business and financial results are subject to risks associated with the creditworthiness of our customers and counterparties.

Credit risk is inherent in the financial services business and results from, among other things, extending credit to customers, purchasing securities, and entering into financial derivative transactions and certain guarantee contracts. Credit risk is one of our most significant risks, particularly given the high percentage of our assets represented directly or indirectly by loans, and the importance of lending to our overall business. We manage credit risk by assessing and monitoring the creditworthiness of our customers and counterparties and by diversifying our loan portfolio. Many factors impact credit risk.

A borrower’s ability to repay a loan can be adversely affected by individual factors, such as business performance, job losses or health issues. A weak or deteriorating economy and changes in the United States or global markets also could adversely impact the ability of our borrowers to repay outstanding loans. Any decrease in our borrowers’ ability to repay loans would result in higher levels of nonperforming loans, net charge-offs, and provision for loan losses.

Despite maintaining a diversified loan portfolio, in the ordinary course of business, we may have concentrated credit exposure to a particular person or entity, industry, region or counterparty. Events adversely affecting specific customers, industries, regions or markets, a decrease in the credit quality of a customer base or an adverse change in the risk profile of a market, industry, or group of customers could adversely affect us.

Our credit risk may be exacerbated when collateral held by us to secure obligations to us cannot be realized upon or is liquidated at prices that are not sufficient to recover the full amount of the loan or derivative exposure due us.

Due in part to improvement in local and general economic conditions, as well as actions we have taken to manage our loan portfolio, our provision for loan losses has declined in recent years. However, if we experience higher levels of provision for loan losses in the future, our net income could be negatively affected.

Risks Related to Our Business Operations

We may not be able to effectively manage our growth.

We have experienced significant growth in the amount of our total loans in the past several years. Since January 1, 2016, our total net loans have grown by $917.1 million, or 308.7%, and our total assets have grown by $1.1 billion, or 325.7%. Our continued growth may place significant demands on our operations and management, and our future operating results depend to a large extent on our ability to successfully manage our growth. We may not successfully implement improvements to, or integrate, our management information and control systems, procedures and processes in an efficient or timely manner and may discover deficiencies in existing systems and controls. In particular, our controls and procedures must be able to accommodate increases in our loan volume and our growth and expansion. If we are unable to manage our loan growth and/or expanded operations, we may experience compliance and operational problems, have to slow the pace of growth, or have to incur additional expenditures beyond current projections to support such growth, any one of which could materially and adversely affect us.

Future acquisitions or other expansion may adversely affect our financial condition and results of operations.

In the future, we may acquire other financial institutions or branches or assets of other financial institutions. We may also open new branches, enter into new lines of business, or offer new products or services. Any future acquisition or expansion of our business will involve a number of expenses and risks, which may include some or all of the following:

•the time and expense associated with identifying and evaluating potential acquisitions or expansions;

•the potential inaccuracy of estimates and judgments used to evaluate credit, operations, management and market risk with respect to target institutions;

•the time and costs of evaluating new markets, hiring local management and opening new offices, and the delay between commencing these activities and the generation of profits from the expansion;

•any financing required in connection with an acquisition or expansion;

•the diversion of management’s attention to the negotiation of a transaction and the integration of the operations and personnel of the combining businesses;

•entry into unfamiliar markets and the introduction of new products and services into our existing business;

•the possible impairment of goodwill associated with an acquisition and possible adverse short-term effects on our results of operations; and

•the risk of loss of key employees and customers.

We may incur substantial costs to expand, and we can give no assurance that such expansion will result in the levels of profits we expect. Neither can we assure that integration efforts for any future acquisitions will be successful. We may issue equity securities in connection with acquisitions, which could dilute the economic and voting interests of our existing stockholders.

We face strong competition from other financial institutions, financial services companies and other organizations offering services similar to those offered by us, which could result in our not being able to sustain or grow our loan and deposit businesses.

We conduct our business operations primarily in Franklin, Cuyahoga, Hamilton, and Summit, Counties, Ohio, and in Marion County, Indiana, and make loans generally throughout Ohio and Indiana, and residential mortgage loans on a national basis. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that we offer. These competitors include other savings associations, community banks, regional banks and money center banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Our competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

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

We are exposed to operational risk.

Similar to any large organization, we are exposed to many types of operational risk, including those discussed in more detail elsewhere in this Item, such as reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, unauthorized transactions by employees or operational errors, including clerical or record-keeping errors or those resulting from faulty or disabled computer or telecommunications systems. Many of these risks are heightened in light of COVID-19.

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

Negative public opinion can result from our actual or alleged conduct in any number of activities, including lending practices, corporate governance and acquisitions, social media and other marketing activities, the implementation of environmental, social and governance (ESG) practices, and from actions taken by governmental regulators and community organizations in response to any of the foregoing. Negative public opinion could adversely affect our ability to attract and keep customers, could expose us to potential litigation or regulatory action, and could have a material adverse effect on our stock price or result in heightened volatility of our stock price.

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

As part of our financial institution business, we collect, process and store sensitive consumer data by utilizing computer systems and telecommunications networks operated by both us and third-party service providers. Our necessary dependence upon automated systems to record and process transactions poses the risk that technical system flaws, employee errors, tampering or manipulation of those systems, or attacks by third parties will result in losses and may be difficult to detect. We have security and backup and recovery systems in place, as well as a business continuity plan, to ensure the computer systems will not be inoperable, to the extent possible. The Company also routinely reviews documentation of such controls and backups related to third-party service providers. Our inability to use or access these information systems at critical points in time could unfavorably impact the timeliness and efficiency of our business operations. In recent years, some banks have experienced denial of service attacks in which individuals or organizations flood the bank's website with extraordinarily high volumes of traffic, with the goal and effect of disrupting the ability of the bank to process transactions. Other businesses have been victims of ransomware attacks in which the business becomes unable to access its own information and is presented with a demand to pay a ransom in order to once again have access to its information.

We could be adversely affected if one of our employees causes a significant operational break-down or failure, either as a result of human error or where an individual purposefully sabotages or fraudulently manipulates our operations or systems. We are further exposed to the risk that the third-party service providers may be unable to fulfill their contractual obligations (or will be subject to the same risks as faced by us). These disruptions may interfere with service to our customers, cause additional regulatory scrutiny and result in a financial loss or liability. We are also at risk of the impact of natural disasters, terrorism and international hostilities on our systems or for the effects of outages or other failures involving power or communications systems operated by others.

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

Noncompliance with the Bank Secrecy Act (BSA) and other anti-money laundering statutes and regulations could cause a material financial loss.

The BSA and the Patriot Act contain anti-money laundering and financial transparency provisions intended to detect and prevent the use of the U.S. financial system for money laundering and terrorist financing activities. The BSA, as amended by the Patriot Act and the AMLA, requires depository institutions and their holding companies to undertake activities including maintaining an anti-money laundering program, verifying the identity of clients, monitoring for and reporting suspicious transactions, reporting on cash transactions exceeding specified thresholds, and responding to requests for information by regulatory authorities and law enforcement agencies. Financial Crimes Enforcement Network (also known as FinCEN), a unit of the Treasury Department that administers the BSA, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the federal bank regulatory agencies, as well as the U.S. Department of Justice, Drug Enforcement Administration, and Internal Revenue Service. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws, which includes a codified risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement-related and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control (also known as OFAC). If the Company’s policies, procedures, and systems are deemed deficient, or if the policies, procedures, and systems of the financial institutions that the Company has already acquired or may acquire in the future are deficient, the Company may be subject to liability, including fines and regulatory actions such as restrictions on CFBank’s ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain planned business activities, including acquisition plans, which could negatively impact our business, financial condition, and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for the Company.

Risks Related to our Capital and Capital Stock

We are a holding company and depend on our subsidiary bank for dividends.

The Holding Company is a legal entity separate and distinct from its subsidiaries and affiliates. The Holding Company’s ability to support its operations, pay dividends on its common shares and service its debt is dependent upon the amount of cash and liquidity available at the Holding Company level, as well as the receipt of dividends and other distributions from CFBank to the extent necessary to fund such dividends. As of December 31, 2021 the Holding Company had a total of $819,000 of cash at the Holding Company level.

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

The market price of our Common Stock may be subject to fluctuations and volatility.

The market price of our common stock may fluctuate significantly due to, among other things, changes in market sentiment regarding our operations or business prospects, the banking industry generally or the macroeconomic outlook. Factors that could impact our trading price include:

•our operating and financial results, including how those results vary from the expectations of management, securities analysts and investors;

•developments in our business or operations or in the financial sector generally;

•future offerings by us of debt or preferred shares, which would be senior to our common stock upon liquidation and for purposes of dividend distributions;

•legislative or regulatory changes affecting our industry generally or our business and operations specifically;

•the operating and stock price performance of companies that investors consider to be comparable to us;

•announcements of strategic developments, acquisitions and other material events by us or our competitors;

•actions by our current stockholders, including future sales of common shares by existing stockholders, including our directors and executive officers; and

•other changes in U.S. or global financial markets, global economies and general market conditions, such as interest or foreign exchange rates, stock, commodity, credit or asset valuations or volatility.

Equity markets in general and our common stock in particular have experienced considerable volatility over the past few years. The market price of our common stock may continue to be subject to volatility unrelated to our operating performance or business prospects. Increased volatility could result in a decline in the market price of our common stock.

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

Criminals are committing fraud at an increasing rate and are using more sophisticated techniques. In some cases, these individuals are part of larger criminal rings, which allow them to be more effective. Such fraudulent activity has taken many forms, ranging from wire fraud, debit card fraud, check fraud, mechanical devices attached to ATM machines, social engineering and phishing attacks to obtain personal information, or impersonation of clients through the use of falsified or stolen credentials. Additionally, an individual or business entity may properly identify itself, yet seek to establish a business relationship for the purpose of perpetrating fraud. An emerging type of fraud even involves the creation of synthetic identification in which fraudsters "create" individuals for the purpose of perpetrating fraud. Further, in addition to fraud committed directly against the Company, the Company may suffer losses as a result of fraudulent activity committed against third parties. Increased deployment of technologies, such as chip card technology, defray and reduce certain aspects of fraud; however, criminals are turning to other sources to steal personally identifiable information, such as unaffiliated healthcare providers and government entities, in order to impersonate the consumer and thereby commit fraud.

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

Climate change, severe weather, natural disasters, acts of war or terrorism and other external events could significantly impact our business.

Natural disasters, including severe weather events of increasing strength and frequency due to climate change, acts of war or terrorism, and other adverse external events could have a significant impact on our ability to conduct business or upon third parties who perform operational services for us or our customers. Such events could affect the stability of our deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in lost revenue or cause us to incur additional expenses.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties.

We conducted our business through five branch offices located in Franklin, Cuyahoga, Hamilton, and Summit, Ohio, and through a loan production office located in Franklin County, Ohio as of December 31, 2021. The net book value of the Company’s properties totaled $4.8 million at December 31, 2021. CFBank also leases its branch offices in Woodmere, Ohio, Fairlawn, Ohio, Glendale, Ohio and Blue Ash, Ohio, and its loan production office in Columbus. See Note 8 in the accompanying Notes to Consolidated Financial Statements for further discussion.

Locations

Administrative Office (owned facility):

7000 N. High Street

Worthington, Ohio 43085

Branch Offices:

Worthington Branch (owned facility)

7000 N. High Street

Worthington, Ohio 43085

Eton Branch (leased facility)

28879 Chagrin Blvd.

Woodmere, Ohio 44122

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

Item 4. Mine Safety Disclosures.

Not Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)Market and Dividend Information

The (voting) common stock of CF Bankshares Inc. trades on the Nasdaq® Capital Market under the symbol “CFBK.” As of December 31, 2021, there were 5,239,548 shares of (voting) common stock outstanding and held by approximately 352 shareholders of record. As of December 31, 2021, the Company also had an aggregate of 1,260,700 shares of non-voting common stock outstanding which were held by two shareholders of record.

There was $0.13 per share in dividends declared or paid on our common stock during 2021. The Company presently anticipates continuing to pay dividends in the future at similar levels, subject to compliance with applicable legal and regulatory requirements. The Holding Company is subject to various legal and regulatory policies and guidelines impacting the Holding Company’s ability to pay dividends on its stock. In addition, banking regulations limit the amount of dividends that can be paid to the Holding Company by CFBank without prior regulatory approval and, thus, can limit the availability of funds available to the Holding Company for the payment of dividends on its stock. The Holding Company’s ability to pay dividends on its common stock is also conditioned upon the Holding Company continuing to make certain payments on, and no event of default occurring under, the Company’s fixed-to-floating rate subordinated debt and the subordinated debentures underlying the Holding Company’s trust preferred securities. Additional information is contained in the sections titled “Financial Condition - Stockholders’ equity” and “Liquidity and Capital Resources” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Form 10-K and in Notes 16 and 17 in the accompanying Notes to Consolidated Financial Statements.

(b)Not applicable.

(c)The following table provides information concerning purchases of the Holding Company’s shares of common stock made by or on behalf of the Company or any “affiliated purchaser” as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended, during the three months ended December 31, 2021.

Period	Total number of common shares purchased	Average price paid per common share	Total number of common shares purchased as part of publicly announced plans or programs (1)	Maximum number of common shares that may yet be purchased under the plans or programs (1)
October 1 through October 31, 2021 (2)	10,255	20.03	9,609	290,099
November 1 through November 31, 2021 (3)	63,852	22.02	59,976	230,123
December 1 through December 31, 2021	23,674	20.52	23,674	206,449
Total	97,781	$21.47	93,259

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

(2)Includes 646 shares of common stock surrendered to the Company for the payment of the exercise price and taxes upon the exercise of stock options.

(3)Includes 3,876 shares of common stock surrendered to the Company for the payment of the exercise price and taxes upon the exercise of stock options.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD LOOKING STATEMENTS

Statements in this annual report that are not statements of historical fact are forward-looking statements which are made in good faith by us. Forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per common share, capital structure and other financial items; (2) plans and objectives of the management or Boards of Directors of CF Bankshares Inc. (the “Holding Company”) or CFBank, National Association (“CFBank” and, together with the Holding Company, the “Company”); (3) statements regarding future events, actions or economic performance; and (4) statements of assumptions underlying such statements. Words such as "estimate," "strategy," "may," "believe," "anticipate," "expect," "predict," "will," "intend," "plan," "targeted," and the negative of these terms, or similar expressions, are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. Various risks and uncertainties may cause actual results to differ materially from those indicated by our forward-looking statements, including, without limitation, those risks detailed from time to time in our reports filed with the SEC, including those identified in “Item 1A. Risk Factors” of Part I in this Form 10-K.

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

CONDENSED CONSOLIDATED FINANCIAL DATA

The following information should be read in conjunction with our Consolidated Financial Statements, the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this report.

	At December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$1,495,589	$1,476,995	$880,545	$665,025	$481,425
Cash and cash equivalents	166,591	221,594	45,879	67,304	45,498
Securities available for sale	16,347	8,701	8,174	10,114	11,773
Equity securities	5,000	5,000	-	-	-
Loans held for sale	27,988	283,165	135,711	17,385	1,124
Loans and leases, net (1)	1,214,149	895,344	663,303	550,683	406,406
Allowance for loan and lease loss (ALLL)	15,508	17,022	7,138	7,012	6,970
Nonperforming assets	997	695	2,439	415	470
Foreclosed assets	-	-	-	38	-
Deposits	1,246,352	1,113,070	746,323	579,786	419,028
FHLB advances and other debt	89,727	214,426	29,017	19,500	13,500
Subordinated debentures	14,883	14,844	14,806	14,767	5,155
Total stockholders' equity	125,330	110,210	80,664	45,559	40,261

	For the year ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Summary of Operations:
Total interest income	$52,348	$42,386	$35,104	$24,886	$17,207
Total interest expense	10,309	14,578	13,404	6,997	3,534
Net interest income	42,039	27,808	21,700	17,889	13,673
Provision for loan and lease losses	(1,600)	10,915	-	-	-
Net interest income after provision for loan and lease losses	43,639	16,893	21,700	17,889	13,673
Noninterest income:
Net gain on sale of loans	7,359	58,366	10,767	1,927	75
Other	4,281	1,627	953	789	668
Total noninterest income	11,640	59,993	11,720	2,716	743
Noninterest expense	32,461	40,603	21,379	15,275	10,955
Income before income taxes	22,818	36,283	12,041	5,330	3,461
Income tax expense (benefit)	4,365	6,675	2,440	1,057	2,115
Net income	$18,453	$29,608	$9,601	$4,273	$1,346

	At or for the year ended December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Selected Financial Ratios and Other Data:
Performance Ratios (2)
Return on average assets	1.26%	2.59%	1.30%	0.78%	0.31%
Return on average equity	15.58%	32.04%	17.57%	10.11%	3.36%
Average yield on interest-earning assets (3)	3.79%	3.89%	4.98%	4.75%	4.25%
Average rate paid on interest-bearing liabilities	0.95%	1.64%	2.38%	1.71%	1.14%
Average interest rate spread (4)	2.84%	2.25%	2.60%	3.04%	3.11%
Net interest margin, fully taxable equivalent (5)	3.04%	2.55%	3.08%	3.41%	3.38%
Average interest-earning assets to interest bearing liabilities	127.13%	122.64%	124.90%	128.04%	130.09%
Efficiency ratio (6)	60.47%	46.24%	63.97%	74.13%	75.99%
Noninterest expenses to average assets	2.22%	3.55%	2.89%	2.78%	2.54%
Common stock dividend payout ratio	4.69%	0.67%	n/m	n/m	n/m

Capital Ratios: (2)
Equity to total assets at end of period	8.38%	7.46%	9.16%	6.85%	8.36%
Average equity to average assets	8.11%	8.07%	7.39%	7.68%	9.28%
Tier 1 (core) capital to adjusted total assets (Leverage ratio) (7)	11.29%	9.74%	10.58%	10.13%	9.37%
Total capital to risk weighted assets (7)	14.02%	14.31%	12.96%	12.37%	11.91%
Tier 1 (core) capital to risk weighted assets (7)	12.77%	13.05%	11.97%	11.12%	10.65%
Common equity tier 1 capital to risk weighted assets (7)	12.77%	13.05%	11.97%	11.12%	10.65%

Asset Quality Ratios: (2)
Nonperforming loans to total loans (8)	0.08%	0.08%	0.36%	0.07%	0.11%
Nonperforming assets to total assets (9)	0.07%	0.05%	0.28%	0.06%	0.10%
Allowance for loan and lease losses to total loans	1.26%	1.87%	1.06%	1.26%	1.69%
Allowance for loan and lease losses to nonperforming loans (8)	1555.47%	2449.21%	292.66%	1859.95%	1482.98%
Net charge-offs (recoveries) to average loans	(0.01%)	0.13	(0.02%)	(0.01%)	(0.01%)

Per Share Data: (10)
Basic earnings per common share	$2.84	$4.53	$2.05	$1.02	$0.21
Diluted earnings per common share	2.77	4.47	2.03	1.00	0.19
Dividends declared per common share	0.13	0.03	-	-	-
Tangible book value per common share at end of period	19.28	16.79	12.40	10.51	9.48

(1)	Loans and leases, net represents the recorded investment in loans net of the ALLL.
(2)	Asset quality ratios and capital ratios are end-of-period ratios. All other ratios are based on average monthly balances during the indicated periods.
(3)	Calculations of yield are presented on a taxable equivalent basis using the federal income tax rate.
(4)	The average interest rate spread represents the difference between the weighted average yield on average interest-earning assets and the weighted average cost of average interest-bearing liabilities.
(5)	The net interest margin represents net interest income as a percent of average interest-earning assets.
(6)

The efficiency ratio equals noninterest expense (excluding amortization of intangibles and foreclosed asset writedowns) divided by net interest income plus noninterest income (excluding gains or losses on securities transactions).

(7)	Regulatory capital ratios of CFBank.
(8)	Nonperforming loans consist of nonaccrual loans and other loans 90 days or more past due.
(9)	Nonperforming assets consist of nonperforming loans and foreclosed assets.
(10)	Adjusted to reflect the 1-for-5.5 reverse stock split effected on August 20, 2018.

n/m - not meaningful

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

CFBank focuses on serving the financial needs of closely held businesses and entrepreneurs, by providing comprehensive Commercial, Retail, and Mortgage Lending services presence. In all regional markets, CFBank provides commercial loans and equipment leases, commercial and residential real estate loans and treasury management depository services, residential mortgage lending, and full-service commercial and retail banking services and products. CFBank seeks to differentiate itself from its competitors by providing individualized service coupled with direct customer access to decision-makers, and ease of doing business. We believe that CFBank matches the sophistication of much larger banks, without the bureaucracy.

Most of our deposits and loans come from our market areas. Our principal market area for loans and deposits includes the following counties: Franklin County through our office in Worthington, Ohio and our loan production office in Columbus, Ohio; Hamilton County through our offices in Glendale and Blue Ash, Ohio; Cuyahoga County, through our office in Woodmere, Ohio; Summit County through our office in Fairlawn, Ohio and Marion County, Indiana through our presence in Indianapolis. Because of CFBank’s concentration of business activities in Ohio, the Company’s financial condition and results of operations depend in large part upon economic conditions in Ohio.

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

During the COVID-19 pandemic, we have assisted numerous existing and new customers through our participation in the Paycheck Protection Program (“PPP”) and by providing temporary loan modifications to loan customers. CFBank originated approximately $126 million of PPP loans during the second quarter of 2020 to over 550 borrowers. The PPP loans provided low interest rates (1%) and potentially forgivable funds to small businesses and are fully guaranteed by the SBA, warranting no credit loss provision. Using the PPP loans as collateral, CFBank funded nearly all of the PPP loans through loans obtained under the Federal Reserve Board’s Paycheck Protection Program Liquidity Facility (“PPPLF”), which carry a low interest rate of 0.35%. CFBank’s loans through the PPPLF totaled $450,000 at December 31, 2021 and $107.4 million at December 31, 2020. PPP loans are given a zero risk-weight in regulatory risk-based capital ratios. Also, to the extent the PPP loans are funded through the PPPLF, they are also excluded from average assets for purposes of calculating CFBank’s regulatory leverage ratio. Since the pandemic started, CFBank granted payment modifications on loans totaling approximately $100 million (or approximately 12% of outstanding loan balances). At December 31, 2021, there were no remaining loans on payment deferrals.

Amid the uncertainty related to the COVID-19 pandemic, CFBank significantly increased the allowance for loan and lease losses during 2020 to account for the dramatically changing circumstances that continue to evolve.

Also in response to COVID-19, the Company modified its business practices with a portion of employees working remotely from their homes for a period of time to limit interruptions to operations as much as possible and to help reduce the risk of COVID-19 infecting entire departments. The Company has promoted social distancing, frequent hand washing and thorough disinfection of all surfaces. CFBank’s financial service location lobbies were closed for periods of time except for advance appointments only, however, lobbies have since reopened.

Repositioning of Residential Mortgage Business Model. In early 2021, a shift in the mortgage industry resulted in significantly fewer refinance opportunities and lower margins on residential mortgage loans. In response, the Company has strategically scaled down its Residential Mortgage Business. Our Commercial Banking Business continues to experience strong growth and has become the primary driver of our earnings and performance.

Critical Accounting Policies and Estimates

We follow financial accounting and reporting policies that are in accordance with U.S. generally accepted accounting principles and conform to general practices within the banking industry. These policies are presented in Note 1 to our Consolidated Financial Statements. Some of these accounting policies are considered to be critical accounting policies, which are those policies that are both most important to the portrayal of the Company’s financial condition and results of operations, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Application of assumptions different than those used by management could result in material changes in our financial condition or results of operations. These policies, current assumptions and estimates utilized, and the related disclosure of this process, are determined by management and routinely reviewed with the Audit Committee of the Board of Directors. We believe that the judgments, estimates and assumptions used in the preparation of the consolidated financial statements were appropriate given the factual circumstances at the time.

We have identified accounting policies that are critical accounting policies, and an understanding of these policies is necessary to understand our financial statements. The following discussion details the critical accounting policies and the nature of the estimates made by management.

Determination of the allowance for loan and lease losses. The ALLL represents management’s estimate of probable incurred credit losses in the loan portfolio at each balance sheet date. The allowance consists of general and specific components. The general component covers loans not classified as impaired and is based on historical loss experience, adjusted for current factors. Current factors considered include, but are not limited to, management’s oversight of the portfolio, including lending policies and procedures; nature, level and trend of the portfolio, including past due and nonperforming loans, loan concentrations, loan terms and other characteristics; current economic conditions and outlook; collateral values; and other items. The specific component of the ALLL relates to loans that are individually classified as impaired. Loans exceeding policy thresholds are regularly reviewed to identify impairment. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Determining whether a loan is impaired and whether there is an impairment loss requires judgment and estimates, and the eventual outcomes may differ from estimates made by management. The determination of whether a loan is impaired includes: review of historical data; judgments regarding the ability of the borrower to meet the terms of the loan; an evaluation of the collateral securing the loan and estimation of its value, net of selling expenses, if applicable; various collection strategies; and other factors relevant to the loan or loans. Impairment is measured based on the fair value of collateral, less costs to sell, if the loan is collateral dependent, or alternatively, the present value of expected future cash flows discounted at the loan’s effective rate, if the loan is not collateral dependent. When the selected measure is less than the recorded investment in the loan, an impairment loss is recorded. As a result, determining the appropriate level for the ALLL involves not only evaluating the current financial situation of individual borrowers or groups of borrowers, but also current predictions about future events that could change before an actual loss is determined. Based on the variables involved and the fact that management must make judgments about outcomes that are inherently uncertain, the determination of the ALLL is considered to be a critical accounting policy. Additional information regarding this policy is included in the previous section titled “Financial Condition - Allowance for loan and lease losses” and in Notes 1, 4 and 6 in the accompanying Notes to Consolidated Financial Statements.

Fair value of financial instruments. Another critical accounting policy relates to fair value of financial instruments, which are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Notes 1 and 6 in the accompanying Notes to Consolidated Financial Statements.

Mortgage banking derivatives. Another critical accounting policy relates to the fair value of mortgage banking derivatives. Mortgage banking derivatives include two types of commitments: rate lock commitments and forward loan commitments. The fair values of these mortgage derivatives are based on anticipated gains on the underlying loans and are based on valuation models using observable market data as of the measurement date. Changes in the fair value of the derivatives are reported currently in earnings, as other noninterest income. Changes in assumptions or in market conditions could significantly affect the estimates. Additional information is included in Notes 1, 6 and 18 in the accompanying Notes to Consolidated Financial Statements.

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

Financial Condition

General. Assets totaled $1.5 billion at December 31, 2021 and increased $18.6 million, or 1.3%, from $1.5 billion at December 31, 2020. The increase was primarily due to a $318.8 million increase in net loan balances, partially offset by a $255.2 million decrease in loans held for sale and a $55.0 million decrease in cash and cash equivalents.

Cash and cash equivalents. Cash and cash equivalents totaled $166.6 million at December 31, 2021, and decreased $55.0 million, or 24.8%, from $221.6 million at December 31, 2020. The decrease in cash and cash equivalents was primarily attributed to an increase in net loans, partially offset by an increase in deposits and decreases in loans held for sale, FHLB advances and other debt.

Securities. Securities available for sale totaled $16.3 million at December 31, 2021, and increased $7.6 million, or 87.9%, compared to $8.7 million at December 31, 2020. The increase was due to security purchases, partially offset by principal maturities. Equity securities totaled $5.0 million at December 31, 2021 and December 31, 2020.

Loans held for sale. Loans held for sale totaled $28.0 million at December 31, 2021 and decreased $255.2 million, or 90.1%, from $283.2 million at December 31, 2020. The decrease is the result of the Company’s decision to strategically scale down its Residential Mortgage Business in response to the shift in the mortgage industry.

Loans and Leases. Net loans and leases totaled $1.2 billion at December 31, 2021, and increased $318.8 million, or 35.6%, from $895.3 million at December 31, 2020. The increase was primarily due to a $198.9 million increase in single-family residential loan balances, an $82.5 million increase in commercial real estate loan balances, a $31.4 million increase in multi-family loan balances, a $2.9 million increase in construction loans balances, and a $2.9 million increase in consumer loan balances, partially offset by a $1.4 million decrease in commercial loan balances. The increases in the aforementioned loan balances were related to increased sales activity and new relationships. The decrease in commercial loan balances was primarily the result of PPP loan repayments of $104.8 million, partially offset by new and increased relationships.

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions. This process on average took approximately 14 days. Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter 2021. For the year ended December 31, 2021, loan origination activity totaled $5.0 million and payoffs for the same period totaled $20.7 million. At December 31, 2021 and December 31, 2020, CFBank held $0 and $15.7 million, respectively, of such loans which are included in single-family residential loan totals.

Allowance for loan and lease losses (ALLL). The allowance for loan and lease losses totaled $15.5 million at December 31, 2021, and decreased $1.5 million, or 8.9%, from $17.0 million at December 31, 2020. The decrease in the ALLL is due to negative provision expense of $1.6 million, coupled with net recoveries of $86,000 during the year ended December 31, 2021. The ratio of the ALLL to total loans was 1.26% at December 31, 2021, compared to 1.87% at December 31, 2020. The ratio of the ALLL to total loans, excluding loan balances subject to SBA guarantees, was 1.27% at December 31, 2021, compared to 2.15% at December 31, 2020.

The ALLL is a valuation allowance for probable incurred credit losses. The ALLL methodology is designed as part of a thorough process that incorporates management’s current judgments about the credit quality of the loan portfolio into a determination of the ALLL in accordance with generally accepted accounting principles and supervisory guidance. Management analyzes the adequacy of the ALLL quarterly through reviews of the loan portfolio, including the nature and volume of the loan portfolio and segments of the portfolio; industry and loan concentrations; historical loss experience; delinquency statistics and the level of nonperforming loans; specific problem loans; the ability of borrowers to meet loan terms; an evaluation of collateral securing loans and the market for various types of collateral; various collection strategies; current economic conditions, trends and outlook; and other factors that warrant recognition in providing for an adequate ALLL. Based on the variables involved and the significant judgments management must make about outcomes that are uncertain, the determination of the ALLL is considered to be a critical accounting policy. See the section below titled “Critical Accounting Policies” for additional discussion.

The ALLL consists of specific and general components. The specific component relates to loans that are individually classified as impaired. A loan is impaired when, based on current information and events, it is probable that CFBank will be unable to collect all amounts due according to the contractual terms of the loan agreement. Substandard loans of all classes within the commercial, commercial real estate, construction and multi-family residential loan segments, regardless of size, are individually evaluated for impairment when they are 90 days past due, or earlier than 90 days past due if information regarding the payment capacity of the borrower indicates that payment in full according to the loan terms is doubtful. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, less costs to sell, if repayment is expected solely from the collateral. Large groups of smaller balance loans, such as consumer and single-family residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Loans within any class for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (TDRs) and are classified as impaired. See Notes 1 and 4 in the accompanying Notes to consolidated financial statements for additional information regarding the ALLL.

Individually impaired loans totaled $3.0 million at December 31, 2021, and decreased $112,000, or 3.6%, from $3.1 million at December 31, 2020. The decrease was primarily due to paydowns. The amount of the ALLL specifically allocated to individually impaired loans totaled $20,000 at December 31, 2021 and $23,000 at December 31, 2020. The decrease in the ALLL specifically allocated to impaired loans was primarily due to management’s updated analysis.

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

Nonperforming loans, which are nonaccrual loans and loans 90 days past due but still accruing interest, totaled $997,000 at December 31, 2021, and increased $302,000 from $695,000 at December 31, 2020. The increase was primarily due to one consumer loan and one mortgage loan going into nonaccrual status during the third quarter, partially offset by two consumer loans being returned to accrual status during the first quarter and one single family residential loan paying off in the second quarter. The ratio of nonperforming loans to total loans was 0.08% at December 31, 2021, compared to 0.08% at December 31, 2020.

The following table presents information regarding the number and balance of nonperforming loans at December 31, 2021 and December 31, 2020.

	December 31, 2021		December 31, 2020
	# of loans	Balance	# of loans	Balance
	(dollars in thousands)
Commercial	1	$147	1	$190
Single-family residential real estate	3	656	3	421
Commercial real estate	-	-	-	-
Home equity lines of credit	2	194	3	84
Total	6	$997	7	$695

Nonaccrual loans include some nonperforming loans that were previously modified and identified as TDRs. TDRs included in nonaccrual loans totaled $147,000 at December 31, 2021 and $190,000 at December 31, 2020. The decrease in TDRs included in nonaccrual loans was due to principal payments.

Nonaccrual loans at December 31, 2021 and December 31, 2020 do not include $2.8 million and $2.9 million, respectively, of TDRs where customers have established a sustained period of repayment performance, generally six months, loans are current according to their modified terms and repayment of the remaining contractual payments is expected. These loans are included in total impaired loans. See Notes 1 and 4 in the accompanying Notes to consolidated financial statements for additional information regarding impaired loans and nonperforming loans.

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

We have incorporated the regulatory asset classifications as a part of our credit monitoring and internal loan risk rating system. In accordance with regulations, problem loans are classified as special mention, substandard, doubtful or loss, and the classifications are subject to review by the regulators. Assets designated as special mention are considered criticized assets. Assets designated as substandard, doubtful or loss are considered classified assets. See Note 4 in the accompanying Notes to Consolidated Financial Statements for additional information regarding descriptions of the regulatory asset classifications.

The level of total criticized and classified loans decreased by $8.0 million, or 56.7%, during the twelve months ended December 31, 2021 primarily due to payoffs. Loans designated as special mention decreased $7.0 million, or 74.4%, and totaled $2.4 million at December 31, 2021, compared to $9.4 million at December 31, 2020. Loans classified as substandard decreased $1.0 million, or 21.5%, and totaled $3.6 million at December 31, 2021, compared to $4.6 million at December 31, 2020. One commercial loan totaling $147,000 was classified as doubtful at December 31, 2021 compared to $190,000 at December 31, 2020. See Note 4 in the accompanying Notes to consolidated financial statements for additional information regarding risk classification of loans.

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

Total past due loans increased $1.4 million, and totaled $3.6 million at December 31, 2021, compared to $2.2 million at December 31, 2020. Past due loans totaled 0.3% of the loan portfolio at December 31, 2021, compared to 0.2% at December 31, 2020. See Note 4 in the accompanying Notes to Consolidated Financial Statements included for additional information regarding loan delinquencies.

All lending activity involves risk of loss. Certain types of loans, such as option adjustable-rate mortgage (ARM) products, junior lien mortgages, high loan-to-value ratio mortgages, interest only loans, subprime loans and loans with initial teaser rates, can have a greater risk of non-collection than other loans. CFBank has not engaged in subprime lending or used option ARM products.

Loans that contain interest only payments may present a higher risk than those loans with an amortizing payment that includes periodic principal reductions. Interest only loans are primarily commercial lines of credit secured by business assets and inventory, and consumer home equity lines of credit secured by the borrower’s primary residence. Due to the fluctuations in business assets and inventory of our commercial borrowers, CFBank has increased risk due to a potential decline in collateral values without a corresponding decrease in the outstanding principal. Interest only commercial lines of credit totaled $120.1 million, or 35.6%, of CFBank’s commercial portfolio at December 31, 2021, compared to $83.1 million, or 24.6%, at December 31, 2020. Interest only home equity lines of credit totaled $23.9 million, or 98.7%, of the total home equity lines of credit at December 31, 2021 compared to $20.2 million, or 96.5%, at December 31, 2020.

We believe the ALLL is adequate to absorb probable incurred credit losses in the loan portfolio as of December 31, 2021; however, future additions to the allowance may be necessary based on factors including, but not limited to, deterioration in client business performance, recessionary economic conditions, declines in borrowers’ cash flows and market conditions which result in lower real estate values, including any of the foregoing that may result from the ongoing COVID-19 pandemic and/or the effects of various governmental responses to the pandemic, including stimulus packages and programs. Additionally, various regulatory agencies, as an integral part of their examination process, periodically review the ALLL. Such agencies may require additional provisions for loan losses based on judgments and estimates that differ from those used by management, or on information available at the time of their review. Management continues to diligently monitor credit quality in the existing portfolio and analyze potential loan opportunities carefully in order to manage credit risk. An increase in loan losses could occur if economic conditions and factors which affect credit quality, real estate values and general business conditions worsen or do not improve.

Foreclosed assets. There were no foreclosed assets at December 31, 2021 or December 31, 2020. The level of foreclosed assets and charges to foreclosed assets expense may change in the future in connection with workout efforts related to foreclosed assets, nonperforming loans and other loans with credit issues.

Premises and equipment. Premises and equipment, net, totaled $5.9 million at December 31, 2021, and increased $2.2 million, or 57.4%, from $3.7 million at December 31, 2020. See Note 8, Premises and Equipment, in the accompanying Notes to Consolidated Financial Statements for additional information.

Deposits. Deposits totaled $1.2 billion at December 31, 2021, an increase of $133.3 million, or 12.0%, from $1.1 billion at December 31, 2020. The increase is primarily due to a $137.4 million increase in checking account balances and a $26.1 million increase in certificate of deposit account balances, partially offset by a $14.7 million decrease in money market account balances, and a $15.5 million decrease in savings account balances. Noninterest-bearing deposit accounts increased $86.2 million to $284.9 million from from $198.7 million at December 31, 2020.

CFBank is a participant in the Certificate of Deposit Account Registry Service® (CDARS) and Insured Cash Sweep (ICS) programs offered through Promontory Interfinancial Network. Promontory works with a network of banks to offer products that can provide FDIC insurance coverage in excess of $250,000 through these innovative products. Brokered deposits, including CDARS and ICS deposits that qualify as brokered, totaled $278.1 million at December 31, 2021, and increased $109.4 million, or 64.8% from $168.7 million at December 31, 2020. Customer balances in the CDARS reciprocal and ICS reciprocal programs, which do not qualify as brokered, totaled $58.4 million at December 31, 2021 and increased $11.5 million, or 24.4%, from $46.9 million at December 31, 2020.

FHLB advances and other debt. FHLB advances and other debt totaled $89.7 million at December 31, 2021, a decrease of $124.7 million when compared to $214.4 million at December 31, 2020. The decrease was primarily due to a $107.0 million decrease in PPPLF advances and a $70.0 million decrease in the outstanding balance under CFBank’s warehouse facility, partially offset by a $37.5 million increase in FHLB advances and a $14.8 million increase in our Holding Company credit facility.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance is converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21,

2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of December 31, 2021, the Company had an outstanding balance, net of unamortized debt issuance costs, of $24.3 million on the facility.

At December 31, 2021, CFBank had availability in unused lines of credit at two commercial banks in the amounts of $50.0 million and $15.0 million. There were no outstanding borrowings on either line at December 31, 2021 or December 31, 2020.

During 2019, CFBank entered into a $25.0 million warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of the 30-day LIBOR plus 2.00%, or 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at December 31, 2021 and December 31, 2020.

During 2020, CFBank entered into an additional $75 million warehouse facility with a commercial bank. The purpose of this warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of the 30-day LIBOR plus 2.35% or 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed in the second quarter of 2021, had $0 outstanding balance at December 31, 2021 and a $70.0 million outstanding balance at December 31, 2020.

CFBank has participated in the PPPLF, which provides liquidity through term financing backed by PPP loans. At December 31, 2021 and December 31, 2020, the principal balance of PPPLF advances outstanding was $450,000 and $107.4 million, respectively. Principal payments are due on the PPPLF advances when the related PPP loans are repaid or forgiven by the SBA. See the section below titled “Liquidity and Capital Resources” for additional information regarding FHLB advances and other debt.

Subordinated debentures Subordinated debentures totaled $14.9 million at December 31, 2021 and $14.8 million at December 31, 2020. In December 2018, the Holding Company entered into subordinated note purchase agreements with certain qualified institutional buyers and completed a private placement of $10 million of fixed-to-floating rate subordinated notes, net of unamortized debt issuance costs of approximately $388,000. In 2003, the Holding Company issued subordinated debentures in exchange for the proceeds of a $5.0 million trust preferred securities offering issued by a trust formed by the Holding Company. The terms of the subordinated debentures allow for the Holding Company to defer interest payments for a period not to exceed five years. Interest payments were current at December 31, 2021 and December 31, 2020. See Note 11, Subordinated Debentures, in the accompanying Notes to Consolidated Financial Statements for additional information.

Stockholders’ equity. Stockholders’ equity totaled $125.3 million at December 31, 2021, an increase of $15.1 million, or 13.7%, from $110.2 million at December 31, 2020. The increase in total stockholders’ equity was primarily attributed to net income, partially offset by share repurchases.

Management continues to proactively monitor capital levels and ratios in its on-going capital planning process. CFBank has leveraged its capital to support balance sheet growth and drive increased net interest income. Management remains focused on growing capital though improving results from operations; however, should the need arise, CFBank has additional sources of capital and alternatives it could utilize as further discussed in the “Liquidity and Capital Resources” section in this report.

Currently, the Holding Company has excess cash or sources of liquidity to cover its expenses for the foreseeable future, and could inject capital into CFBank if necessary. Also, CFBank has the flexibility to manage its balance sheet size as a result of the short duration of the assets as discussed with the loans held for sale, as well as to deploy those assets into higher earning assets to improve net interest income as the opportunity presents itself.

Comparison of Results of Operations for 2021 and 2020

General. Net income for the year ended December 31, 2021 totaled $18.5 million (or $2.77 per diluted common share) and decreased $11.1 million, or 37.7%, compared to net income of $29.6 million (or $4.47 per diluted common share) for the year ended December 31, 2020. The decrease in net income was primarily the result of a decrease in the net gain on sale of loans which was driven by significantly lower refinance opportunities coupled with lower margins on loan sales. The decrease in the net gain on sale of loans was partially offset by an increase in the net interest income, a decrease in provision expense and a decrease in noninterest expenses.

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

Net interest income totaled $42.0 million for the year ended December 31, 2021 and increased $14.2 million, or 51.2%, compared to net interest income of $27.8 million for the year ended December 31, 2020. The increase in net interest income was primarily due to a $9.9 million, or 23.5%, increase in interest income, coupled with a $4.3 million, or 29.3%, decrease in interest expense. The increase in interest income was primarily attributed to a $292.3 million, or 26.8%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 10bps decrease in average yield on interest-earning assets. The decrease in interest expense was attributed to a 69bps decrease in the average cost of funds on interest-bearing liabilities, partially offset by a $198.5 million, or 22.4%, increase in average interest-bearing liabilities. The net interest margin of 3.04% for the year ended December 31, 2021 increased 49bps compared to the net interest margin of 2.55% for the year ended December 31, 2020.

Interest income totaled $52.3 million for the twelve months ended December 31, 2021, and increased $9.9 million, or 23.5%, compared to $42.4 million for the twelve months ended December 31, 2020. The increase in interest income was primarily attributed to a $233.5 million, or 29.2%, increase in average loans outstanding and a $31.0 million, or 14.5%, increase in average loans held for sale outstanding, partially offset by a 64bps decrease in the average yield on loans held for sale and a 3bps decrease in the average yield on loans.

Interest expense totaled $10.3 million for the twelve months ended December 31, 2021, and decreased $4.3 million, or 29.3%, compared to $14.6 million for the twelve months ended December 31, 2020. The decrease in interest expense was primarily attributed to a 79bps decrease in the average rate of interest-bearing deposits, partially offset by a $238.8 million, or 32.3%, increase in average interest-bearing deposits.

Provision for loan and lease losses. The provision for loan and lease losses expense for the year ended December 31, 2021 was ($1.6) million compared to $10.9 million in provision for loan and lease losses expense for the year ended December 31, 2020. The decrease in the provision for loan and lease losses was based on the improved economic outlook and continued strong credit quality of our loan portfolio. Net recoveries for the year ended December 31, 2021 totaled $86,000, compared to net charge-offs of $1.0 million for the year ended December 31, 2020.

The following table presents information regarding net charge-offs (recoveries) for 2021 and 2020.

	2021	2020
(Dollars in thousands)	Net charge-offs (recoveries)

Commercial	$(56)	$633
Single-family residential real estate	(9)	394
Home equity lines of credit	(21)	4
Total	$(86)	$1,031

See the section below titled “Financial Condition – Allowance for loan and lease losses” for additional information.

Noninterest income. Noninterest income for the year ended December 31, 2021 totaled $11.6 million and decreased $48.4 million, or 80.6%, compared to $60.0 million for the year ended December 31, 2020. The decrease was primarily due to a $52.4 million decrease in net gain on sale of loans, partially offset by a $1.9 million increase in gain on sale of deposits and a $1.4 million increase in the net gain on sales of SBA loans. As previously discussed, the decrease is the result of the Company’s decision to strategically scale down its Residential Mortgage Business in response to the shift in the mortgage industry. The increase in the net gain on sale of deposits was a result of the sale of CFBank’s two Columbiana County branches that closed on July 16, 2021.

Noninterest expense. Noninterest expense for the year ended December 31, 2021 totaled $32.5 million and decreased $8.1 million, or 20.1%, compared to $40.6 million for the year ended December 31, 2020. The decrease in noninterest expense during the year ended December 31, 2021 was primarily due to a $5.0 million decrease in salaries and employee benefits expense, a $2.6 million decrease in advertising and promotion expense and a $722,000 decrease in professional fees expense, partially offset by a $650,000 increase in FDIC premiums. The decreases in salaries and employee benefits, advertising and promotion expense and professional fees expense were primarily the result of the scaling down of our mortgage lending business. The increase in FDIC expense was related to increased asset and deposit levels.

Income taxes. Income tax expense was $4.4 million for the year ended December 31, 2021, a decrease of $2.3 million, compared to $6.7 million for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2021 was approximately 19.1%, as compared to approximately 18.4% for the year ended December 31, 2020. The effective tax rate for the year ended December 31, 2020 was favorably impacted by the recognition of approximately $1.0 million of historic tax credits.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the

Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2021 that no valuation allowance was required against the net deferred tax asset.

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, historic tax credits, bank owned life insurance and other miscellaneous items.

Comparison of Results of Operations for 2020 and 2019

General. Net income for the year ended December 31, 2020 totaled $29.6 million (or $4.47 per diluted common share) and increased $20.0 million, or 208.4%, compared to net income of $9.6 million (or $2.03 per diluted common share) for the year ended December 31, 2019. Net income for the year ended December 31, 2020 is net of provision for loan loss expense of $10.9 million versus no provision expense during 2019.

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

Net interest income totaled $27.8 million for the year ended December 31, 2020 and increased $6.1 million, or 28.1%, compared to net interest income of $21.7 million for the year ended December 31, 2019. The increase in net interest income was primarily due to a $7.3 million, or 20.7%, increase in interest income, partially offset by a $1.2 million, or 8.8%, increase in interest expense. The increase in interest income was primarily attributed to a $385.2 million, or 54.7%, increase in average interest-earning assets outstanding, resulting primarily from an increase in net loans and loans held for sale, partially offset by a 109bps decrease in average yield on interest-earning assets. The increase in interest expense was attributed to a $324.5 million, or 57.6%, increase in average interest-bearing liabilities, partially offset by a 74bps decrease in the average cost of funds on interest-bearing liabilities. The net interest margin of 2.55% for the year ended December 31, 2020 decreased 53bps compared to the net interest margin of 3.08% for the year ended December 31, 2019.

Interest income totaled $42.4 million for the twelve months ended December 31, 2020, and increased $7.3 million, or 20.7%, compared to $35.1 million for the twelve months ended December 31, 2019. The increase in interest income was primarily attributed to a $202.0 million, or 33.9%, increase in average loans outstanding and a $152.9 million, or 249.3%, increase in loans held for sale outstanding, partially offset by an 84bp decrease in average yield on loans.

Interest expense totaled $14.6 million for the twelve months ended December 31, 2020, and increased $1.2 million, or 8.8%, compared to $13.4 million for the twelve months ended December 31, 2019. The increase in interest expense was primarily attributed to a $213.6 million, or 40.6%, increase in average interest-bearing deposits, partially offset by a 61bps decrease in the average yield of interest-bearing deposits.

Provision for loan and lease losses. The provision for loan and lease losses expense for the year ended December 31, 2020 was $10.9 million compared to no provision for loan and lease losses expense for the year ended December 31, 2019. As noted above, the increase in the provision for loan and lease losses was a reflection of the increased economic stress associated with the COVID-19 pandemic and specific consideration of its impact on certain industries. Net charge-offs for the year ended December 31, 2020 totaled $1.0 million, compared to net recoveries of $126,000 for the year ended December 31, 2019.

The following table presents information regarding net charge-offs (recoveries) for 2020 and 2019.

	2020	2019
(Dollars in thousands)	Net charge-offs (recoveries)
Commercial	$633	$-
Single-family residential real estate	394	(7)
Commercial real estate	-	(105)
Home equity lines of credit	4	(50)
Other consumer loans	-	36
Total	$1,031	$(126)

See the section titled “Financial Condition – Allowance for loan and lease losses” for additional information.

Noninterest income. Noninterest income for the year ended December 31, 2020 totaled $60.0 million and increased $48.3 million, or 411.9%, compared to $11.7 million for the year ended December 31, 2019. The increase was primarily due to a $47.6 million increase in net gain on sale of loans, coupled with a $489,000 increase in swap fee income. The increase in net gain on sale of loans was primarily a result of increased sales volume related to our residential mortgage lending business. The increase in swap fee income was due to an increase in customer swap transactions.

Noninterest expense. Noninterest expense for the year ended December 31, 2020 totaled $40.6 million and increased $19.2 million, or 89.9%, compared to $21.4 million for the year ended December 31, 2019. The increase in noninterest expense during the year ended December 31, 2020 was primarily due to a $10.8 million increase in salaries and employee benefits expense, a $3.2 million increase in professional fees expense, and a $2.8 million increase in advertising and marketing expense. The increase in salaries and employee benefits expense was primarily due to the expansion of our residential mortgage lending business, consistent with our focus on driving noninterest income, coupled with an increase in personnel to support our growth, infrastructure and risk management practices. The increase in professional fees was related to increased activities, volumes and outsourcing in our residential mortgage business. The increase in advertising and marketing expense was primarily due to increased expenditures related to leads-based marketing to drive revenue growth in our residential mortgage lending business, coupled with increased advertising focused on increasing core deposits.

Income taxes. Income tax expense was $6.7 million for the year ended December 31, 2020, an increase of $4.3 million, compared to $2.4 million for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 was approximately 18.4%, as compared to approximately 20.3% for the year ended December 31, 2019. The effective tax rate for the year ended December 31, 2020 was favorably impacted by the recognition of approximately $1.0 million of historic tax credits.

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

The Company records income tax expense based on the federal statutory rate adjusted for the effect of other items such as low income housing credits, historic tax credits, bank owned life insurance and other miscellaneous items.

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

	For the Years Ended December 31,
	2021			2020			2019
	Average	Interest	Average	Average	Interest	Average	Average	Interest	Average
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Interest-earning assets:
Securities (1) (2)	$19,311	$756	3.93%	$10,285	$161	1.59%	$9,460	$172	1.82%
Loans held for sale	245,164	5,572	2.27%	214,177	6,231	2.91%	61,311	2,153	3.51%
Loans and leases (3)	1,032,075	45,684	4.43%	798,572	35,620	4.46%	596,532	31,625	5.30%
Other earning assets	79,017	102	0.13%	61,451	175	0.28%	33,169	947	2.86%
FHLB and FRB stock	6,220	234	3.76%	5,006	199	3.98%	3,790	207	5.46%
Total interest-earning assets	1,381,787	52,348	3.79%	1,089,491	42,386	3.89%	704,262	35,104	4.98%
Noninterest-earning assets	79,393			55,597			35,081
Total assets	$1,461,180			$1,145,088			$739,343

Interest-bearing liabilities:
Deposits	$978,258	8,014	0.82%	$739,462	11,911	1.61%	$525,818	11,684	2.22%
FHLB advances and other borrowings	108,637	2,295	2.11%	148,887	2,667	1.79%	38,021	1,720	4.52%
Total interest-bearing liabilities	1,086,895	10,309	0.95%	888,349	14,578	1.64%	563,839	13,404	2.38%
Noninterest-bearing liabilities	255,855			164,337			120,858
Total liabilities	1,342,750			1,052,686			684,697

Equity	118,430			92,402			54,646
Total liabilities and equity	$1,461,180			$1,145,088			$739,343

Net interest-earning assets	$294,892			$201,142			$140,423
Net interest income/interest rate spread		$42,039	2.84%		$27,808	2.25%		$21,700	2.60%
Net interest margin			3.04%			2.55%			3.08%

Average interest-earning assets to average interest-bearing liabilities	127.13%			122.64%			124.90%

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

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
	Compared to Year Ended			Compared to Year Ended
	December 31, 2020			December 31, 2019
	Increase (decrease) due to			Increase (decrease) due to
	Rate	Volume	Net	Rate	Volume	Net
	(Dollars in thousands)
Interest-earning assets:
Securities (1)	$373	$222	$595	$(24)	$13	$(11)
Loans held for sale	(1,482)	823	(659)	(428)	4,506	4,078
Loans and leases	(274)	10,338	10,064	(5,559)	9,554	3,995
Other earning assets	(114)	41	(73)	(1,226)	454	(772)
FHLB and FRB stock	(11)	46	35	(64)	56	(8)
Total interest-earning assets	(1,508)	11,470	9,962	(7,301)	14,583	7,282

Interest-bearing liabilities:
Deposits	(6,994)	3,097	(3,897)	(3,741)	3,968	227
FHLB advances and other borrowings	427	(799)	(372)	(1,559)	2,506	947
Total interest-bearing liabilities	(6,567)	2,298	(4,269)	(5,300)	6,474	1,174

Net change in net interest income	$5,059	$9,172	$14,231	$(2,001)	$8,109	$6,108

(1)Securities amounts are presented on a fully taxable equivalent basis.

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

The following table summarizes CFBank’s cash available from liquid assets and borrowing capacity at December 31, 2021 and 2020.

	December 31, 2021	December 31, 2020
	(Dollars in thousands)
Cash, unpledged securities and deposits in other financial institutions	$168,953	$212,654
Additional borrowing capacity at the FHLB	113,077	53,609
Additional borrowing capacity at the FRB	72,195	81,508
Unused commercial bank lines of credit	65,000	65,000
Total	$419,225	$412,771

Cash, unpledged securities and deposits in other financial institutions decreased $43.7 million, or 20.6%, to $169.0 million at December 31, 2021, compared to $212.7 million at December 31, 2020. The decrease is primarily attributed to an increase in loans and leases, partially offset by an increase in deposits.

CFBank’s additional borrowing capacity with the FHLB increased $59.5 million, or 110.9%, to $113.1 million at December 31, 2021, compared to $53.6 million at December 31, 2020. The increase is primarily attributed to an increase in pledged collateral.

CFBank’s additional borrowing capacity at the FRB decreased $9.3 million, or 11.4%, to $72.2 million at December 31, 2021 from $81.5 million at December 31, 2020. CFBank is eligible to participate in the FRB’s primary credit program, providing CFBank access to short-term funds at any time, for any reason, based on the collateral pledged.

CFBank’s borrowing capacity with both the FHLB and FRB may be negatively impacted by changes such as, but not limited to, further tightening of credit policies by the FHLB or FRB, deterioration in the credit performance of CFBank’s loan portfolio or CFBank’s financial performance, or a decrease in the balance of pledged collateral.

CFBank had $65.0 million of availability in unused lines of credit with two commercial banks at December 31, 2021 and December 31, 2020.

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

Management believes that the Holding Company had adequate funds at December 31, 2021 to meet its current and anticipated operating needs at this time. The Holding Company’s current cash requirements include operating expenses and interest on subordinated debentures and other debt. The Company may also pay dividends on its common stock, if and when declared by the Board of Directors.

Currently, annual debt service on the subordinated debentures underlying the Company’s trust preferred securities is approximately $158,000. The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month LIBOR plus 2.85%. The total rate in effect was 3.07% at December 31, 2021.

Currently, the annual debt service on the Company’s $10 million of fixed-to-floating rate subordinated notes is $700,000. The subordinated notes have a fixed rate of 7.00% until December 2023 at which time the interest rate will reset quarterly to a rate equal to the then current three-month LIBOR plus 4.14%.

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5.0 million with an additional $10.0 million revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35.0 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024 at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.75%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. At December 31, 2021, the Company had an outstanding balance, net of unamortized debt issuance costs, of $24.3 million on the facility.

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

Federal income tax laws provided deductions, totaling $2.3 million, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473,000 at year-end 2021. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

Impact of Inflation

The financial statements and related data presented herein have been prepared in accordance with U.S. generally accepted accounting principles, which presently require us to measure financial position and results of operations primarily in terms of historical dollars. Changes in the relative value of money due to inflation are generally not considered. In our opinion, changes in interest rates affect our financial condition to a far greater degree than changes in the inflation rate. While interest rates are generally influenced by changes in the inflation rate, they do not move concurrently. Rather, interest rate volatility is based on changes in the expected rate of inflation, as well as changes in monetary and fiscal policy. A financial institution’s ability to be relatively unaffected by changes in interest rates is a good indicator of its ability to perform in a volatile economic environment. In an effort to protect performance from the effects of interest rate volatility, we review interest rate risk frequently and take steps to minimize detrimental effects on profitability.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risk is the risk of loss from adverse changes in market prices and interest rates. We have not engaged in and, accordingly, have no risk related to trading accounts, commodities or foreign exchange. Our hedging policy allows hedging activities, such as interest-rate swaps, up to a notional amount of 10% of total assets and a value at risk of 10% of core capital. Disclosures about our hedging activities are set forth in Note 18 to our consolidated financial statements. The Company’s market risk arises primarily from interest rate risk inherent in our lending, investing, deposit gathering and borrowing activities. The measurement of market risk associated with financial instruments is meaningful only when all related and offsetting on- and off-balance-sheet transactions are aggregated and the resulting net positions are identified. Disclosures about fair value are set forth in Note 6 to our consolidated financial statements.

Management actively monitors and manages interest rate risk. The primary objective in managing interest rate risk is to limit, within established guidelines, the adverse impact of changes in interest rates on our net interest income and capital. We measure the effect of interest rate changes on CFBank’s economic value of equity (EVE), which is the difference between the estimated market value of its assets and liabilities under different interest rate scenarios. The change in the EVE ratio is a long-term measure of what might happen to the market value of financial assets and liabilities over time if interest rates changed instantaneously and CFBank did not change existing strategies. At December 31, 2021, CFBank’s EVE ratios, using interest rate shocks ranging from a 400 bps rise in rates to a 200 bps decline in rates, are shown in the following table. All values are within the acceptable range established by CFBank’s Board of Directors.

Economic Value of Equity
as a Percent of Assets
(CFBank only)
Basis Point	Economic
Change in Rates	Value Ratio
+400	8.6%
+300	9.4%
+200	10.3%
+100	11.2%
0	11.8%
-100	11.9%
-200	11.8%

In evaluating CFBank’s exposure to interest rate risk, certain limitations inherent in the method of analysis presented in the foregoing table must be considered. For example, the table indicates results based on changes in the level of interest rates, but not changes in the shape of the yield curve. CFBank also has exposure to changes in the shape of the yield curve. Although certain assets and liabilities may have similar maturities or periods to which they reprice, they may react in different degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. In the event of a change in interest rates, prepayments and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. The ability of many borrowers to service their debt may decrease when interest rates rise. As a result, the actual effect of changing interest rates may differ materially from that presented in the foregoing table.

Changes in levels of market interest rates could materially and adversely affect our net interest income, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.

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

We originate commercial, commercial real estate, multi-family residential and single family residential real estate mortgage loans for our portfolio, which, in many cases, have adjustable interest rates. Many of these loans have interest-rate floors, which protect income to CFBank should rates fall. While adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, the increased payments required of adjustable-rate loan borrowers upon an interest rate adjustment in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property also may be adversely affected in a rising interest rate environment.

Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase.

CF BANKSHARES INC.

Item 8. Financial Statements and Supplementary Data.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of CF Bankshares Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities and Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria for effective internal control over financial reporting as described in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment and those criteria, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021.

BKD, LLP, independent registered public accounting firm, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

/s/ Timothy T. O’Dell

Timothy T. O’Dell

President and Chief Executive Officer

/s/ Kevin J. Beerman

Kevin J. Beerman

Executive Vice President and Chief Financial Officer

March 16, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders, Board of Directors and Audit Committee

CF Bankshares Inc.

Worthington, Ohio

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CF Bankshares Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and changes of cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2022, expressed an unqualified opinion.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits.

We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relates.

As described in Note 4 to the consolidated financial statements, the Company’s consolidated allowance for loan and lease losses (ALLL) was $15.5 million at December 31, 2021. The Company also describes in Note 1 of the consolidated financial statements the “Allowance for Loan Losses” accounting policy around this estimate. The allowance for loan losses is evaluated on a regular basis by management and is based on management’s periodic review of the collectability of the loans in light of historical experiences, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. The allowance consists of specific, and general components. The specific component relates to loans that are classified as impaired and an allowance is established when the discounted cash flows (or collateral value) of the impaired loan is lower than the carrying

Report of Independent Registered Public Accounting Firm

value of that loan. The general component covers non-classified loans and is based on historical loss experience adjusted for qualitative factors.

The primary reason for our determination that the allowance for loan losses is a critical audit matter is that it involved significant judgement and complex review as there is a high degree of subjectivity in evaluating management’s estimate, such as evaluating management’s assessment of economic conditions and other environmental factors, evaluating the adequacy of specific allowances associated with impaired loans and assessing the appropriateness of loan grades.

Our audit procedures related to the estimated allowance for loan losses included:

•Testing the design and operating effectiveness of internal controls, including those related to technology, over the ALLL including data completeness and accuracy, classifications of loans by loan segment, historical loss data, the calculation of a loss rate, the establishment of qualitative adjustments, grading and risk classification of loans and establishment of specific reserves on impaired loans.

•Testing clerical and computational accuracy of the formulas within the Company’s ALLL calculation.

•Testing of completeness and accuracy of the underlying data utilized in the ALLL.

•Testing of the loan review function and the reasonableness of loan grades determined. Specifically, utilizing internal loan review professionals to assist us in evaluating the appropriateness of loan grades and to assess the reasonableness of specific impairments on loans.

•Evaluating the overall reasonableness of qualitative factor adjustments including economic conditions and other environmental factors to historical loss and the appropriateness of their direction and magnitude and the Company’s support for the direction and magnitude compared to previous years.

/s/ BKD, LLP

BKD, LLP

We have served as the Company's auditor since 2014.

Indianapolis, Indiana

March 16, 2022

CF BANKSHARES INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(Dollars in thousands, except per share data)

	December 31,	December 31,
	2021	2020
ASSETS
Cash and cash equivalents	$166,591	$221,594
Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	16,347	8,701
Equity securities	5,000	5,000
Loans held for sale, at fair value	27,988	283,165
Loans and leases, net of allowance of $15,508 and $17,022	1,214,149	895,344
FHLB and FRB stock	7,315	5,847
Premises and equipment, net	5,869	3,730
Operating lease right-of-use assets	1,925	1,387
Bank owned life insurance	25,743	17,490
Accrued interest receivable and other assets	24,562	34,637
Total assets	$1,495,589	$1,476,995

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
Noninterest bearing	$284,935	$198,675
Interest bearing	961,417	914,395
Total deposits	1,246,352	1,113,070
FHLB advances and other debt	89,727	214,426
Advances by borrowers for taxes and insurance	2,752	1,029
Operating lease liabilities	2,032	1,532
Accrued interest payable and other liabilities	14,513	21,884
Subordinated debentures	14,883	14,844
Total liabilities	1,370,259	1,366,785

Commitments and contingent liabilities	-	-

Stockholders' equity
Common stock, $0.01 par value;
shares authorized: 9,090,909, including 1,260,700 shares of non-voting common stock
Voting common stock, $0.01 par value; shares issued: 5,485,980 at December 31, 2021 and 5,399,702 at December 31, 2020	55	54
Non-voting common stock, $0.01 par value;
shares issued: 1,260,700 at December 31, 2021 and 1,260,700 at December 31, 2020	13	13
Series C preferred stock, $0.01 par value; 12,607 shares authorized;
0 issued at December 31, 2021 and 0 shares issued at December 31, 2020	-	-
Additional paid-in capital	88,528	87,637
Retained earnings	44,084	26,479
Accumulated other comprehensive income (loss)	(170)	96
Treasury stock, at cost; 246,432 shares of voting common stock at December 31, 2021 and 96,098 shares of voting common stock at December 31, 2020	(7,180)	(4,069)
Total stockholders' equity	125,330	110,210
Total liabilities and stockholders' equity	$1,495,589	$1,476,995

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	2021	2020	2019
Interest and dividend income
Loans and leases, including fees	$51,256	$41,851	$33,778
Securities	756	161	172
FHLB and FRB stock dividends	234	199	207
Federal funds sold and other	102	175	947
	52,348	42,386	35,104
Interest expense
Deposits	8,014	11,911	11,684
FHLB advances and other debt	1,398	1,729	704
Subordinated debentures	897	938	1,016
	10,309	14,578	13,404
Net interest income	42,039	27,808	21,700
Provision for loan and lease losses	(1,600)	10,915	-
Net interest income after provision for loan and lease losses	43,639	16,893	21,700

Noninterest income
Service charges on deposit accounts	845	633	553
Net gains on sales of residential mortgage loans	5,916	58,298	10,767
Net gains on sales of SBA loans	1,443	68	-
Gain on redemption of life insurance policies	383	-	-
Earnings on bank owned life insurance	532	145	142
Gain on sale of deposits	1,893	-	-
Swap fee Income	194	651	-
Other	434	198	258
	11,640	59,993	11,720
Noninterest expense
Salaries and employee benefits	16,948	21,987	11,170
Occupancy and equipment	1,120	1,077	965
Data processing	2,086	1,812	1,350
Franchise and other taxes	975	740	454
Professional fees	4,348	5,070	1,855
Director fees	622	648	547
Postage, printing and supplies	146	172	225
Advertising and marketing	3,061	5,624	2,829
Telephone	263	219	201
Loan expenses	352	304	232
Foreclosed assets, net	-	-	(9)
Depreciation	435	381	316
FDIC premiums	1,238	588	529
Regulatory assessment	261	181	165
Other insurance	158	106	99
Other	448	1,694	451
	32,461	40,603	21,379
Income before incomes taxes	22,818	36,283	12,041
Income tax expense	4,365	6,675	2,440
Net income	18,453	29,608	9,601
Accretion of discount and value of warrants exercised related to Series B preferred stock	-	-	219
Earnings allocated to participating securities (Series C preferred stock)	-	(2,280)	(430)
Net income attributable to common stockholders	$18,453	$27,328	$9,390

Earnings per common share:
Basic	$2.84	$4.53	$2.05
Diluted	$2.77	$4.47	$2.03

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF COMREHENSIVE INCOME

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	2021	2020	2019
Net income	$18,453	$29,608	$9,601
Other comprehensive income:
Unrealized holding gains (losses) arising during the period related to investment securities available for sale, net of tax of ($71), $18 and $27:	(266)	68	101
Other comprehensive income (loss), net of tax	(266)	68	101
Comprehensive income	$18,187	$29,676	$9,702

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

		Non-voting	Additional	Retained Earnings	Accumulated Other		Total
	Common	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders'
	Stock	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
Balance at January 1, 2019	$44	$-	$61,706	$(12,752)	$(73)	$(3,366)	$45,559
Net income				9,601			9,601
Other comprehensive income					101		101
Issuance of 73,738 stock based incentive plan shares, net of forfeitures	1		(1)				-
Restricted stock expense, net of forfeitures			527				527
Acquisition of 1,705 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(23)	(23)
Exercise of warrants to common stock	1		1,257				1,258
Accretion of discount and value of warrants exercised			(219)	219			-
Proceeds from the issuance of 12,337 shares from the preferred stock private placement, net of $805 in offering expenses.			14,000				14,000
Proceeds from the issuance of 849,615 shares from the common stock private placement, net of $554 in offering expenses.	8		9,633				9,641
Balance at December 31, 2019	54	-	86,903	(2,932)	28	(3,389)	80,664
Net income				29,608			29,608
Other comprehensive income					68		68
Issuance of 19,660 stock based incentive plan shares, net of forfeitures	-		-				-
Restricted stock expense, net of forfeitures			711				711
Stock options exercised			36				36
Acquisition of 2,158 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(32)	(32)
Purchase of 61,000 treasury shares						(648)	(648)
Conversion of 12,607 shares of Series C preferred stock to 1,260,700 shares of non-voting common stock		13	(13)				-
Dividends declared ( $0.03 per share)				(197)			(197)
Balance at December 31, 2020	54	13	87,637	26,479	96	(4,069)	110,210
Net income				18,453			18,453
Other comprehensive loss					(266)		(266)
Issuance of 69,960 stock based incentive plan shares, net of forfeitures	1		(1)				-
Restricted stock expense, net of forfeitures			707				707
Stock options exercised			185				185
Acquisition of 2,261 treasury shares surrendered upon vesting of restricted stock for payment of taxes						(43)	(43)
Acquisition of 4,522 treasury shares surrendered upon exercise of stock options for payment of taxes and exercise price						(96)	(96)
Purchase of 143,551 treasury shares						(2,972)	(2,972)
Dividends declared ( $0.13 per share)				(848)			(848)
Balance at December 31, 2021	$55	$13	$88,528	$44,084	$(170)	$(7,180)	$125,330

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	2021	2020	2019
Net income	$18,453	$29,608	$9,601
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan and lease losses	(1,600)	10,915	-
Depreciation	435	381	316
Amortization, net	(2,505)	(1,510)	(96)
Deferred income tax (benefit)	773	(3,045)	(187)
Originations of loans held for sale	(2,358,511)	(2,229,042)	(726,208)
Proceeds from sale of loans held for sale	2,602,993	2,130,712	625,509
Net gains on sales of residential mortgage loans	(5,916)	(58,298)	(10,454)
Net gains on sales of SBA loans	(1,443)	(68)	(313)
Gain on sale of deposits	(1,893)	-	-
Write-down of premises and equipment	17	265	-
Gain on sale of foreclosed assets	-	-	(12)
Earnings on bank owned life insurance	(532)	(145)	(142)
Gain on redemption of life insurance policies	(383)	-	-
Stock-based compensation expense	707	711	527
Net change in:
Accrued interest receivable and other assets	17,880	(18,451)	(3,412)
Operating lease right-of-use asset	461	393	404
Operating lease right-of-use liability	(498)	(428)	(408)
Accrued interest payable and other liabilities	(15,135)	14,537	1,337
Net cash from (used by) operating activities	253,303	(123,465)	(103,538)
Cash flows from investing activities:
Available-for-sale securities:
Maturities, prepayments and calls	5,030	5,091	3,576
Purchases	(13,070)	(5,552)	(1,494)
Purchase of equity securities	-	(5,000)	-
Purchase of bank owned life insurance	(8,000)	(12,000)	-
Loan and lease originations and payments, net	(311,232)	(241,102)	(118,467)
Purchase of loans and leases	(18,677)	-	-
Proceeds from the sale of loans	33,361	1,439	6,547
Additions to premises and equipment	(2,962)	(385)	(443)
Purchase of FRB and FHLB stock	(1,468)	(1,839)	(532)
Purchase of other investments	(1,500)	(1,000)	(734)
Return of investment- joint ventures	756	594	95
Proceeds from the sale of foreclosed assets	-	-	50
Proceeds from the redemption of life insurance policies	661	-	-
Proceeds from the sale of premises and equipment	371	-	-
Net cash used by investing activities	(316,730)	(259,754)	(111,402)
Cash flows from financing activities:
Net change in deposits	237,593	366,747	166,537
Cash paid for assumption of deposits in branch sale	(102,418)	-	-
Proceeds from FHLB advances and other debt	174,277	575,137	766,700
Repayments on FHLB advances and other debt	(228,964)	(452,224)	(764,700)
Net change in warehouse line of credit	(70,013)	70,013	-
Net change in advances by borrowers for taxes and insurance	1,723	100	102
Cash dividends paid on common stock	(848)	(195)	-
Proceeds from exercise of stock options	185	36	-
Net proceeds from issuance of Series C preferred stock in private placement	-	-	14,000
Net proceeds from issuance of common stock in private placement	-	-	9,641
Exercise of warrants to common stock	-	-	1,258
Acquisition of treasury shares surrendered upon vesting of restricted stock and exercised options for payment of taxes and exercise proceeds	(139)	(32)	(23)
Purchase of treasury shares	(2,972)	(648)	-
Net cash from financing activities	8,424	558,934	193,515
Net change in cash and cash equivalents	(55,003)	175,715	(21,425)
Beginning cash and cash equivalents	221,594	45,879	67,304
Ending cash and cash equivalents	$166,591	$221,594	$45,879

See accompanying notes to consolidated financial statements.

CF BANKSHARES INC.

CONSOLIDATED STATEMENTS OF CHANGES OF CASH FLOWS

Years ended December 31, 2021, 2020 and 2019

(Dollars in thousands, except per share data)

	2021	2020	2019
Supplemental cash flow information:
Interest paid	$10,579	$14,296	$13,427
Income tax paid	3,850	10,300	2,510
Supplemental noncash disclosures:
Loans transferred from held for sale to portfolio	$16,611	$1,725	$657
Investment payable on limited liability corporation and limited partnership	7,764	500	1,170
Transfer of other liability to operating lease right-of-use asset	-	-	184
Initial recognition of operating right-of-use lease asset	999	-	2,368
Initial recognition of operating right-of-use lease liability	999	-	2,368
Loans held for sale funded with other debt, net of repayments	-	(7,517)	7,517
Dividends payable	-	2	-

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation:

The consolidated financial statements include CF Bankshares, Inc. (the “Holding Company”) and its wholly-owned subsidiary, CFBank, National Association (“CFBank”). On December 1, 2016, CFBank converted from a federal savings institution to a national bank. Prior to December 1, 2016, the Holding Company was a registered savings and loan holding company. Effective as of December 1, 2016 and in conjunction with the conversion of CFBank to a national bank, the Holding Company became a registered bank holding company and elected financial holding company status with the FRB. Effective as of July 27, 2020, the Company changed its name from Central Federal Corporation to CF Bankshares Inc. The Holding Company and CFBank are sometimes collectively referred to herein as the “Company”. Intercompany transactions and balances are eliminated in consolidation.

CFBank provides financial services through its five full-service banking offices in Worthington, Woodmere, Fairlawn, Glendale, and Blue Ash, Ohio, and through its loan production office in Columbus, Ohio. Its primary deposit products are commercial and retail checking, savings, money market and term certificate accounts. Its primary lending products are commercial and commercial real estate, residential mortgages and installment loans. There are no significant concentrations of loans to any one industry or customer segment. However, our customers’ ability to repay their loans is dependent on general economic conditions and the real estate values in their geographic areas.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles (GAAP), management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan and lease losses (ALLL), deferred tax assets and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities fewer than 90 days and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions and borrowings with original maturities under 90 days.

Cash in Excess of FDIC Limits: At December 31, 2021, the Company’s cash accounts exceeded federally insured limits by approximately $160.3 million. Approximately $152.7 million of that amount was held by either the Federal Reserve Bank or the Federal Home Loan Bank of Cincinnati, which is not federally insured.

Interest-Bearing Deposits in Other Financial Institution: Interest-bearing deposits in other financial institutions mature in April, 2022 and are carried at cost. As of December 31, 2021 and December 31, 2020, there was $100 in interest-bearing deposits in other financial institutions.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income.

Interest income includes amortization of purchase premium or accretion of discount. Premiums and discounts on securities are amortized or accreted on the level-yield method, except for mortgage-backed securities and collateralized mortgage obligations where prepayments are anticipated based on industry payment trends. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

Management evaluates securities for other-than-temporary impairment (OTTI) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or will more likely than not be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Equity Securities: Equity securities without a readily determinable fair value are held at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For equity securities measured under the practicability exception under Accounting Standards Update (“ASU”) 2016-01, the Company performs a qualitative assessment for equity securities without readily determinable fair values considering impairment indicators to evaluate whether an impairment exists. If an impairment exists, the Company will recognize a loss based on the difference between carrying value and fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. Mortgage loans held for sale are generally sold with servicing rights released. The carrying value of mortgage loans sold is reduced by the amount allocated to the servicing rights when mortgage loans held for sale are sold with servicing rights retained. Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.

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

Concentration of Credit Risk: Most of the Company’s primary business activity is with customers located within the Ohio counties of Franklin, Hamilton, Cuyahoga, Summit and contiguous counties. Therefore, the Company’s exposure to credit risk can be affected by changes in the economies within these counties. Although these counties are the Company’s primary market area for loans, the Company originates residential and commercial real estate loans throughout the United States.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

The following portfolio segments have been identified: commercial loans; single-family residential real estate loans; multi-family residential real estate loans; commercial real estate loans; construction loans; home equity lines of credit; and other consumer loans. A description of each segment of the loan portfolio, along with the risk characteristics of each segment, is included below.

Commercial loans: Commercial loans and direct financing leases include loans and leases to businesses generally located within our primary market area. Those loans and leases are typically secured by business equipment, inventory, accounts receivable and other business assets. In underwriting commercial loans, we consider the net operating income of the borrower, the debt service ratio and the financial strength, expertise and credit history of the business owners and/or guarantors. Because payments on commercial loans are dependent on successful operation of the business enterprise, repayment of such loans may be subject to a greater extent to adverse conditions in the economy. We seek to mitigate these risks through underwriting policies which require such loans to be qualified at origination on the basis of the borrower’s financial performance and the financial strength of the business owners and/or guarantors.

Single-family residential real estate loans: Single-family residential real estate loans include permanent conventional mortgage loans secured by single-family residences that we originate for portfolio and purchased loans located primarily within our primary market area. Credit approval for single-family residential real estate loans requires demonstration of sufficient income to repay the principal and interest and the real estate taxes and insurance, stability of employment and an established credit record. Our policy is to originate quality loans that are evaluated for risk based on the borrower’s ability to repay the loan. Collateral positions are established by obtaining independent appraisal opinions. Mortgage insurance is generally required when the LTV exceeds 80%.

Multi-family residential real estate loans: Multi-family residential real estate loans include loans secured by apartment buildings, condominiums and multi-family residential houses generally located within our primary market area. Underwriting policies provide that multi-family residential real estate loans generally may be made in amounts up to 85% of the lower of the appraised value or purchase price of the property. In underwriting multi-family residential real estate loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed-rate and adjustable-rate loans. Fixed-rate loans are generally limited to three years to five years, at which time they convert to adjustable-rate loans. Because payments on loans secured by multi-family residential properties are dependent on successful operation or management of the properties, repayment of multi-family residential real estate loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Adjustable-rate multi-family residential real estate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Additionally, adjustable-rate multi-family residential real estate loans generally do not contain periodic and lifetime caps on interest rate changes. We seek to minimize the additional risk presented by adjustable-rate multi-family residential real estate loans through underwriting criteria that require such loans to be qualified at origination with sufficient debt coverage ratios under increasing interest rate scenarios.

Commercial real estate loans: Commercial real estate loans include loans secured by owner occupied and non-owner occupied properties used for business purposes, such as manufacturing facilities, office buildings or retail facilities generally located within our primary market area. Underwriting policies provide that commercial real estate loans may be made in amounts up to 85% of the lower

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

of the appraised value or purchase price of the property. In underwriting commercial real estate loans, we consider the appraised value and net operating income of the property, the debt service ratio and the property owner’s and/or guarantor’s financial strength, expertise and credit history. We offer both fixed and adjustable-rate loans. Fixed-rate loans are generally limited to three years to five years, at which time they convert to adjustable-rate loans. Because payments on loans secured by commercial real estate properties are dependent on successful operation or management of the properties, repayment of commercial real estate loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. Adjustable-rate commercial real estate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the borrowers’ payments rise, increasing the potential for default. Additionally, adjustable-rate commercial real estate loans generally do not contain periodic and lifetime caps on interest rate changes. We seek to minimize the additional risk presented by adjustable-rate commercial real estate loans through underwriting criteria that require such loans to be qualified at origination with sufficient debt coverage ratios under increasing interest rate scenarios.

Construction loans: Construction loans include loans to finance the construction of residential and commercial properties generally located within our primary market area. Construction loans are fixed-rate or adjustable-rate loans which may convert to permanent loans with maturities of up to 30 years. Our policies provide that construction loans may generally be made in amounts up to 80% of the appraised value of the property, and an independent appraisal of the property is required. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant, and regular inspections are required to monitor the progress of construction. In underwriting construction loans, we consider the property owner’s and/or guarantor’s financial strength, expertise and credit history. Construction financing is considered to involve a higher degree of credit risk than long-term financing on improved, owner occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, we may be confronted with a project, when completed, having a value which is insufficient to assure full repayment. We attempt to reduce such risks on construction loans through inspections of construction progress on the property and by requiring personal guarantees and reviewing current personal financial statements and tax returns, as well as other projects of the developer.

Home equity lines of credit: Home equity lines of credit include both loans we originate for portfolio and purchased loans. We originate home equity lines of credit to customers generally within our primary market area. Home equity lines of credit are variable rate loans and the interest rate adjusts monthly at various margins to the prime rate of interest as disclosed in The Wall Street Journal. The margin is based on certain factors including the loan balance, value of collateral, election of auto-payment, and the borrower’s FICO® score. The amount of the line is based on the borrower’s credit, income and equity in the home. When combined with the balance of the prior mortgage liens, these lines generally may not exceed 89.9% of the appraised value of the property at the time of the loan commitment. The lines are secured by a subordinate lien on the underlying real estate and are, therefore, vulnerable to declines in property values in the geographic areas where the properties are located. Credit approval for home equity lines of credit requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral. Collectability of home equity lines of credit are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. We continue to monitor collateral values and borrower FICO® scores on both purchased and portfolio loans and, when the situation warrants, have frozen the lines of credit.

Other consumer loans: Other consumer loans include closed-end home equity, home improvement, auto, credit card loans and any purchased loans to consumers generally located within our primary market area. Credit approval for other consumer loans requires income sufficient to repay principal and interest due, stability of employment, an established credit record and sufficient collateral for secured loans. Consumer loans typically have shorter terms and lower balances with higher yields as compared to real estate mortgage loans, but generally carry higher risks of default. Consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances.

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

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Foreclosed Assets: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

to sell. If fair value declines subsequent to foreclosure, an adjustment is recorded through expense. Operating costs after acquisition are expensed.

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

Historic Tax Credits: In June 2019, the Company made an equity investment as a non-managing member in an entity that received historic tax credits (HTC) pursuant to Section 47 of the Internal Revenue Code. The Company received a return through the realization of federal income tax credits, as well as other tax benefits, such as tax deductions from net operating losses of the investment over a period of time. The HTC investment is accounted for under the equity method of accounting and is included in accrued interest receivable and other assets on the consolidated balance sheets. The Company’s recorded investment in this entity was $0 at December 31, 2021 and 2020 due to the realization of the HTC in 2020. The maximum exposure to loss related to these investments was $0 at December 31, 2021, representing the Company’s investment balance.

Joint Ventures: The Holding Company has contributed funds into a series of joint ventures (equity stake) for the purpose of allocating excess liquidity into higher earning assets while diversifying its revenue sources. The joint ventures are engaged in shorter term operating activities related to single family real estate developments. Income is recognized based on a rate of return on the outstanding investment balance. As units are sold, the Holding Company receives an additional incentive payment, which is recognized as income. Under ASU 2016-15, the Company has elected the nature of distribution approach to recognize returns from equity method investments. Returns on investment are classified as cash flows from operating activities and returns of investment are classified as investing activities. The balance outstanding in joint ventures at December 31, 2021 and December 31, 2020 was $2,150 and $1,406, respectively. Income recognized on the joint ventures was $224, $173 and $57, respectively, for 2021, 2020 and 2019.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 3 years to 40 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 2 years to 25 years. Leasehold improvements are depreciated straight-line over the shorter of the useful life or the lease term.

Federal Home Loan Bank (FHLB) stock: CFBank is a member of the FHLB system. Members are required to own a certain amount of FHLB stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Federal Reserve Bank (FRB) stock: CFBank is a member of the FRB system and is required to own a certain amount of stock. FRB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Bank Owned Life Insurance: CFBank has purchased life insurance policies on certain directors and employees. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Loan Commitments and Related Financial Instruments: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded, and fees associated with origination are booked to non-interest income at the origination date.

Derivatives: Derivative financial instruments are recognized as assets or liabilities at fair value. The Company's derivatives consist mainly of interest rate swap agreements, which are used as part of its asset liability management program to help manage interest rate risk. The Company does not use derivatives for trading purposes. The derivative transactions are considered instruments with no hedging designation, otherwise known as stand-alone derivatives. Changes in the fair value of the derivatives are reported currently in earnings, as other noninterest income.

Mortgage Banking Derivatives: Commitments to fund mortgage loans to be sold into the secondary market, otherwise known as interest rate locks, are accounted for as free standing derivatives. Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Fair values of these mortgage derivatives are based on anticipated gains on the underlying loans. Changes in the fair values of these derivatives are included in net gains on sales of loans.

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to directors and employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the required service period for each separately vesting portion of the award. Forfeitures are recognized as incurred.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other noninterest expense.

Retirement Plans: Pension expense is the amount of annual contributions by the Company to the multi-employer contributory trusteed pension plan. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Supplemental retirement plan expense allocates the benefits over years of service.

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

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity. Reclassifications from accumulated other comprehensive income are conducted on a specific identification method.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there were any such matters at December 31, 2021 that will have a material effect on the financial statements. See Note 23 – Contingent Liabilities.

Restrictions on Cash: Cash on deposit with the FHLB included $3,300 pledged as collateral for FHLB advances at December 31, 2021.

Equity: Treasury stock is carried at cost. Shares sold out of treasury are valued based on the weighted average cost.

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

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 6 – Fair Value. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Advertising and Marketing Expense: Advertising costs are expensed as incurred and are recorded as advertising and marketing, a component of noninterest expense. Advertising and marketing expense also includes leads-based marketing for our residential mortgage lending business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Operating Segments: While management monitors and analyzes the revenue streams of the Company’s various products and services, the operations and financial performance is evaluated on a Company-wide basis. Operating results are not reviewed by senior management to make resource allocation or performance decisions. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no effect on prior period net income or stockholders’ equity.

Future Accounting Matters:

In June 2016, the FASB issued (“ASU”) No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. Once effective, ASU 2016-13 will significantly change current guidance for recognizing impairment of financial instruments. Current guidance requires an "incurred loss" methodology for recognizing credit losses that delays recognition until it is probable a loss has been incurred. ASU 2016-13 replaces the incurred loss impairment methodology with a new methodology that reflects expected credit losses over the lives of the loans and requires consideration of a broader range of information to inform credit loss estimates. The ASU requires an organization to estimate all expected credit losses for financial assets measured at amortized cost, including loans and held-to-maturity debt securities, based on historical experience, current conditions, and reasonable and supportable forecasts. Additional disclosures are required. ASU 2016-13 also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. Under the new guidance, entities will determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Any credit loss will be recognized as an allowance for credit losses on available-for-sale debt securities rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to estimated credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time, as currently required. ASU 2016-13 eliminates the current accounting model for purchased credit impaired loans and debt securities. Instead, purchased financial assets with credit deterioration will be recorded gross of estimated credit losses as of the date of acquisition and the estimated credit losses amounts will be added to the allowance for credit losses. Thereafter, entities will account for additional impairment of such purchased assets using the models listed above. In October 2019, the FASB voted to extend the implementation of ASU No. 2016-13 for certain financial institutions including smaller reporting companies. As a result, ASU 2016-13 will be effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. While the Company generally expects that the implementation of ASU 2016-13 has the potential to increase its allowance for loan losses balance, the Company is continuing to evaluate the potential impact on the Company’s financial statements and disclosures. Management has been running and evaluating various scenarios. At this time, the estimated impact on the Company’s consolidated financial statements, including disclosures, cannot be reasonably determined.

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

NOTE 2- REVENUE RECOGNITION

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

All of the Company’s revenue from contracts with customers in the scope of ASC 606 is recognized within noninterest income. Descriptions of our revenue-generating activities that are within the scope of ASC 606, which are presented in our income statements as components of noninterest income, are as follows:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

NOTE 3 – SECURITIES

The following tables summarize the amortized cost and fair value of the available-for-sale securities portfolio at December 31, 2021 and December 31, 2020 and the corresponding amounts of unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2021
Corporate debt	$9,976	$-	$226	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,551	31	21	6,561
Mortgage-backed securities - residential	35	1	-	36
Total	$16,562	$32	$247	$16,347

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,517	$119	$-	$8,636
Mortgage-backed securities - residential	62	3	-	65
Total	$8,579	$122	$-	$8,701

There was no other-than-temporary impairment recognized in accumulated other comprehensive income (loss) for securities available for sale at December 31, 2021 or December 31, 2020.

There were no sales of securities during the years ended December 31, 2021, December 31, 2020 and December 31, 2019.

The amortized cost and fair value of debt securities at December 31, 2021 and December 31, 2020 are shown in the table below by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	December 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$3,504	$3,518	$5,011	$5,033
Due from one to five years	3,047	3,043	3,506	3,603
Due from five to ten years	9,976	9,750	-	-
Mortgage-backed securities - residential	35	36	62	65
Total	$16,562	$16,347	$8,579	$8,701

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair value of securities pledged was as follows:

	At December 31,
	2021	2020	2019
Pledged as collateral for:
FHLB advances	$1,016	$1,017	$3,074
Public deposits	501	3,060	2,015
Mortgage banking derivatives	1,504	3,016	1,500
Interest-rate swaps	-	-	77
Total	$3,021	$7,093	$6,666

At year end 2021,2020 and 2019, there were no holdings of securities of any one issuer in an amount greater than 10% of stockholders’ equity.

The following table summarizes securities with unrealized losses at December 31, 2021 aggregated by major security type and length of time in a continuous unrealized loss position.

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Corporate debt	$9,750	$226	$-	$-	$9,750	$226
U.S. Treasury	3,024	21	-	-	3,024	21
Total temporarily impaired	$12,774	$247	$-	$-	$12,774	$247

The unrealized losses at December 21, 2021 were related to one Corporate debt security and multiple U.S. Treasuries. Because the decline in fair value was attributable to changes in market conditions, and not credit quality, and because the Company did not have the intent to sell these securities and would unlikely be required to sell these securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at December 31, 2021.

There were no securities with unrealized losses at December 31, 2020.

NOTE 4 – LOANS AND LEASES

The following table presents the recorded investment in loans and leases by portfolio segment. The recorded investment in loans and leases includes the principal balance outstanding adjusted for purchase premiums and discounts, and deferred loan fees and costs.

	December 31, 2021	December 31, 2020
Commercial (1)	$336,881	$338,286
Real estate:
Single-family residential	346,797	147,860
Multi-family residential	76,785	45,375
Commercial	359,562	277,028
Construction	83,360	80,426
Consumer:
Home equity lines of credit	24,228	20,962
Other	2,044	2,429
Subtotal	1,229,657	912,366
Less: ALLL	(15,508)	(17,022)
Loans and Leases, net	$1,214,149	$895,344

(1)Includes $23,157 and $4,133 of commercial leases at December 31, 2021 and December 31, 2020, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Included in Commercial loans at December 31, 2021 and December 31, 2020, were $445 and $105,269, respectively, of loans originated under the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). The Coronavirus Aid, Relief, and Economic Security Act of 2020, as amended (the “CARES Act”), authorized the SBA to temporarily guarantee PPP loans to provide funding to small businesses to pay certain payroll costs and benefits, and other expenses, during the COVID-19 pandemic. These loans are 100% guaranteed by the SBA and the full principal amount of the loans may qualify for forgiveness. The loans we originated have a maturity of two years, an interest rate of 1.00% and loan payments are deferred for the initial six months (which deferral period was subsequently extended to 10 months pursuant to the Paycheck Protection Program Flexibility Act of 2020). The majority of these loans have been pledged as collateral on borrowings under the FRB’s Paycheck Protection Program Lending Facility (“PPPLF”). See Note 10 - FHLB Advances and Other Debt for additional information.

Mortgage Purchase Program:

CFBank previously participated in a Mortgage Purchase Program with Northpointe Bank (Northpointe), a Michigan banking corporation, from December 2012 until CFBank discontinued its participation in the program in the first quarter of 2021. Pursuant to the terms of a participation agreement, CFBank purchased participation interests in loans made by Northpointe related to fully underwritten and pre-sold mortgage loans originated by various prescreened mortgage brokers located throughout the U.S. The underlying loans were individually (MERS) registered loans which were held until funded by the end investor. The mortgage loan investors included Fannie Mae and Freddie Mac, and other major financial institutions. This process on average took approximately 14 days. Given the short-term holding period of the underlying loans, common credit risks (such as past due, impairment and TDR, nonperforming, and nonaccrual classification) were substantially reduced. Therefore, no allowance was allocated by CFBank to these loans. These loans were 100% risk rated for CFBank capital adequacy purposes. Under the participation agreement, CFBank agreed to purchase a 95% ownership/participation interest in each of the aforementioned loans, and Northpointe maintained a 5% ownership interest in each loan it participated. CFBank exited this program during the first quarter of 2021. At December 31, 2021 and 2020, CFBank held $0 and $15,713, respectively, of such loans which have been included in single-family residential loan totals above.

Allowance for Loan and Lease Losses:

The ALLL is a valuation allowance for probable incurred credit losses in the loan and lease portfolio based on management’s evaluation of various factors including past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. A provision for loan and lease losses is charged to operations based on management’s periodic evaluation of these and other pertinent factors described in Note 1.

The following tables present the activity in the ALLL by portfolio segment for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022
Addition to (reduction in) provision for loan losses	645	2,040	360	(4,150)	(510)	(25)	40	(1,600)
Charge-offs	-	(17)	-	-	-	-	-	(17)
Recoveries	56	26	-	-	-	21	-	103
Ending balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508

	December 31, 2020
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138
Addition to (reduction in) provision for loan losses	2,005	745	20	6,580	1,495	15	55	10,915
Charge-offs	(648)	(425)	-	-	-	(21)	-	(1,094)
Recoveries	15	31	-	-	-	17	-	63
Ending balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	December 31, 2019
		Real Estate				Consumer
	Commercial	Single-family	Multi-family	Commercial	Construction	Home Equity lines of credit	Other	Total
Beginning balance	$1,819	$1,061	$612	$2,274	$739	$410	$97	$7,012
Addition to (reduction in) provision for loan losses	235	(120)	(165)	225	20	(195)	-	-
Charge-offs	-	-	-	-	-	-	(36)	(36)
Recoveries	-	7	-	105	-	50	-	162
Ending balance	$2,054	$948	$447	$2,604	$759	$265	$61	$7,138

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on impairment method as of December 31, 2021:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$20	$-	$-	$-	$20
Collectively evaluated for impairment	4,127	3,348	827	5,014	1,744	272	156	15,488
Total ending allowance balance	$4,127	$3,348	$827	$5,034	$1,744	$272	$156	$15,508

Loans:
Individually evaluated for impairment	$221	$99	$-	$2,658	$-	$-	$-	$2,978
Collectively evaluated for impairment	336,660	346,698	76,785	356,904	83,360	24,228	2,044	1,226,679
Total ending loan balance	$336,881	$346,797	$76,785	$359,562	$83,360	$24,228	$2,044	$1,229,657

The following table presents the balance in the ALLL and the recorded investment in loans and leases by portfolio segment and based on impairment method as of December 31, 2020:

		Real Estate				Consumer
	Commercial	Single- family	Multi- family	Commercial	Construction	Home Equity lines of credit	Other	Total
ALLL:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$-	$-	$23	$-	$-	$-	$23
Collectively evaluated for impairment	3,426	1,299	467	9,161	2,254	276	116	16,999
Total ending allowance balance	$3,426	$1,299	$467	$9,184	$2,254	$276	$116	$17,022

Loans:
Individually evaluated for impairment	268	$104	$-	$2,718	$-	$-	$-	$3,090
Collectively evaluated for impairment	338,018	147,756	45,375	274,310	80,426	20,962	2,429	909,276
Total ending loan balance	$338,286	$147,860	$45,375	$277,028	$80,426	$20,962	$2,429	$912,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following tables present loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2021, 2020 and 2019. The unpaid principal balance is the contractual principal balance outstanding. The recorded investment is the unpaid principal balance adjusted for partial charge-offs, purchase premiums and discounts, deferred loan fees and costs. Cash payments of interest on these loans during the twelve months ended December 31, 2021, 2020 and 2019 totaled $169, $159 and $168, respectively.

At or for the year ended December 31, 2021:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	485	221	-	241	9
Real estate:
Single-family residential (1)	99	99	-	101	6
Commercial:
Non-owner occupied	2,658	2,658	20	2,688	150
Total with an allowance recorded	3,242	2,978	20	3,030	165
Total	$3,242	$2,978	$20	$3,030	$165

(1)Allowance recorded is less than $1 resulting in rounding to zero

At or for the year ended December 31, 2020:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$-	$-
Total with no allowance recorded	-	-	-	-	-

With an allowance recorded:
Commercial (1)	533	268	-	489	10
Real estate:
Single-family residential (1)	104	104	-	106	4
Commercial:
Non-owner occupied	2,718	2,718	23	2,728	150
Total with an allowance recorded	3,355	3,090	23	3,323	164
Total	$3,355	$3,090	$23	$3,323	$164

(1)Allowance recorded is less than $1 resulting in rounding to zero

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

At or for the year ended December 31, 2019:
	Unpaid Principal Balance	Recorded Investment	ALLL Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Real estate:
Commercial:
Owner occupied	$-	$-	$-	$111	$6
Total with no allowance recorded	-	-	-	111	6

With an allowance recorded:
Commercial	85	85	1	92	-
Real estate:
Single-family residential	107	107	1	108	6
Multi-family residential	-	-	-	-	-
Commercial:
Non-owner occupied	4,420	4,420	33	4,194	154
Total with an allowance recorded	4,612	4,612	35	4,394	160
Total	$4,612	$4,612	$35	$4,505	$166

The following table presents the recorded investment in nonperforming loans by class of loans as of December 31, 2021 and 2020:

	2021	2020
Loans past due over 90 days still on accrual	$-	$-
Nonaccrual loans:
Commercial	147	190
Real estate:
Single-family residential	656	421
Commercial:
Consumer:
Home equity lines of credit:
Originated for portfolio	153	12
Purchased for portfolio	41	72
Total nonaccrual	997	695
Total nonperforming loans	$997	$695

Nonaccrual loans include both single-family mortgage and consumer loans that are collectively evaluated for impairment and individually classified impaired loans. There were no loans 90 days or more past due and still accruing interest at December 31, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2021:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$336,881	$147
Real estate:
Single-family residential	2,144	652	563	3,359	343,438	93
Multi-family residential	-	-	-	-	76,785	-
Commercial:
Non-owner occupied	-	-	-	-	185,130	-
Owner occupied	-	-	-	-	134,352	-
Land	-	-	-	-	40,080	-
Construction	-	-	-	-	83,360	-
Consumer:
Home equity lines of credit:
Originated for portfolio	2	-	153	155	23,909	-
Purchased for portfolio	-	-	41	41	123	-
Other	-	-	-	-	2,044	-
Total	$2,146	$652	$757	$3,555	$1,226,102	$240

The following table presents the aging of the recorded investment in past due loans and leases by class of loans as of December 31, 2020:

	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Nonaccrual Loans Not > 90 days Past Due
Commercial	$-	$-	$-	$-	$338,286	$190
Real estate:
Single-family residential	1,747	-	315	2,062	145,798	106
Multi-family residential	-	-	-	-	45,375	-
Commercial:
Non-owner occupied	-	78	-	78	159,835	-
Owner occupied	-	-	-	-	90,049	-
Land	-	-	-	-	27,066	-
Construction	-	-	-	-	80,426	-
Consumer:
Home equity lines of credit:
Originated for portfolio	-	-	-	-	20,773	12
Purchased for portfolio	-	-	46	46	143	26
Other	-	-	-	-	2,429	-
Total	$1,747	$78	$361	$2,186	$910,180	$334

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Short-term Loan Deferrals

Under the CARES Act, financial institutions are permitted to not classify loan modifications as TDRs that were related to the impact of COVID-19 if:

•The modifications were made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the public health emergency, and

•The underlying loans were not more than 30 days past due as of December 31, 2019.

We implemented a loan modification program in accordance with the CARES Act to provide temporary relief to borrowers that meet the requirements under the CARES Act. The program allows for deferral of payments for up to 90 days, which we may extend for up to an additional 90 days at our option. The deferred payments and accrued interest during the deferral period are due and payable on or before the maturity of the loans. At December 31, 2021, there were no loans remaining on temporary deferrals under this program. At December 31, 2020, loans with an outstanding balance of approximately $528 were on temporary deferrals.

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

As of December 31, 2021 and December 31, 2020, TDR’s totaled $2,978 and $3,090, respectively. The Company allocated $20 and $23 of specific reserves to loans modified in TDRs as of December 31, 2021 and 2020, respectively. The Company had not committed to lend any additional amounts as of December 31, 2021 or 2020 to customers with outstanding loans that were classified as nonaccrual TDRs.

During the year ended December 31, 2021, there were no loans modified as a TDR. During the year ended December 31, 2020, one commercial loan in the amount of $190 was modified as a TDR, where concessions were granted to a borrower experiencing financial difficulties.

The TDR described above resulted in a $264 charge off during the year ended December 31, 2020.

There were no TDR’s that went into payment default during the years ended December 31, 2021 and December 31, 2020.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s internal underwriting policy.

Nonaccrual loans include loans that were modified and identified as TDRs and the loans are not performing. At December 31, 2021 and 2020, nonaccrual TDRs were as follows:

	2021	2020
Commercial	$147	$190
Total	$147	$190

Nonaccrual loans at December 31, 2021 and 2020 did not include $2,831 and $2,900, respectively, of TDRs where customers had established a sustained period of repayment performance, generally six months, the loans were current according to their modified terms and repayment of the remaining contractual payments was expected. These loans are included in total impaired loans.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Management analyzes loans individually by classifying the loans as to credit risk. This analysis includes commercial, commercial real estate and multi-family residential real estate loans. Internal loan reviews for these loan types are typically performed annually, and more often for loans with higher credit risk. Adjustments to loan risk ratings are based on the reviews and at any time information is received that may affect risk ratings. The following definitions are used for risk ratings:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Loans not meeting the criteria to be classified into one of the above categories are considered to be not rated or pass-rated loans. Loans listed as not rated are included in groups of homogeneous loans. Past due information is the primary credit indicator for groups of homogenous loans. Loans listed as pass-rated loans are loans that are subject to internal loan reviews and are determined not to meet the criteria required to be classified as special mention, substandard, doubtful or loss.

The recorded investment in loans and leases by risk category and by class of loans as of December 31, 2021 and based on the most recent analysis performed follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$-	$336,660	$-	$74	$147	$336,881
Real estate:
Single-family residential	346,141	-	-	656	-	346,797
Multi-family residential	-	76,785	-	-	-	76,785
Commercial:
Non-owner occupied	-	182,472	-	2,658	-	185,130
Owner occupied	-	132,470	1,882	-	-	134,352
Land	-	40,080	-	-	-	40,080
Construction	-	82,825	535	-	-	83,360
Consumer:
Home equity lines of credit:
Originated for portfolio	23,911	-	-	153	-	24,064
Purchased for portfolio	123	-	-	41	-	164
Other	2,044	-	-	-	-	2,044
	$372,219	$851,292	$2,417	$3,582	$147	$1,229,657

The recorded investment in loans and leases by risk category and class of loans as of December 31, 2020 follows.

	Not Rated	Pass	Special Mention	Substandard	Doubtful	Total
Commercial	$1	$337,110	$664	$321	$190	$338,286
Real estate:
Single-family residential	147,439	-	-	421	-	147,860
Multi-family residential	-	45,249	-	126	-	45,375
Commercial:
Non-owner occupied	57	150,084	7,054	2,718	-	159,913
Owner occupied	-	87,636	1,537	876	-	90,049
Land	-	27,066	-	-	-	27,066
Construction	-	80,247	179	-	-	80,426
Consumer:
Home equity lines of credit:
Originated for portfolio	20,746	-	-	27	-	20,773
Purchased for portfolio	118	-	-	71	-	189
Other	2,429	-	-	-	-	2,429
	$170,790	$727,392	$9,434	$4,560	$190	$912,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Leases:

The following lists the components of the net investment in direct financing leases:

	December 31, 2021	December 31, 2020
Total minimum lease payments to be received	$25,488	$4,459
Less: unearned income	(2,385)	(326)
Plus: Indirect initial costs	54	-
Net investment in direct financing leases	$23,157	$4,133

The following summarizes the future minimum lease payments receivable in subsequent fiscal years:

2022	6,303
2023	6,186
2024	5,780
2025	4,844
2026	2,101
Thereafter	274
$25,488

NOTE 5 – FORECLOSED ASSETS

There were no foreclosed assets at December 31, 2021 and December 31, 2020.

There was no activity in the valuation allowance account or any write-downs during the years ended December 31, 2021 and 2020.

Expenses related to foreclosed assets include:

	2021	2020	2019
Net loss (gain) on sales	$-	$-	$(12)
Operating expenses, net of rental income	-	-	3
	$-	$-	$(9)

Foreclosed asset expenses incurred during 2019 were related to maintenance expense to ready the property to sell.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

Fair Value Measurements at December 31, 2021 Using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Corporate debt	$9,750
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	6,561
Mortgage-backed securities - residential	36
Total securities available for sale	$16,347
Loans held for sale	$27,988
Derivative assets	$538
Interest rate lock commitments	$555
Financial Liabilities:
Derivative liabilities	$538
TBA mortgage-backed securities	$73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Fair Value Measurements at December 31, 2020 Using Significant Other Observable Inputs
(Level 2)
Financial Assets:
Securities available for sale:
Issued by U.S. government-sponsored entities and agencies:
U.S. Treasury	$8,636
Mortgage-backed securities - residential	65
Total securities available for sale	$8,701
Loans held for sale	$283,165
Yield maintenance provisions (embedded derivatives)	$1,944
Interest rate lock commitments	$18,101
Financial Liabilities:
Interest-rate swaps	$1,944
TBA mortgage-backed securities	$2,690

The Company had no assets or liabilities measured at fair value on a recurring basis that were measured using Level 1 or Level 3 inputs at December 31, 2021 or December 31, 2020. There were no transfers of assets or liabilities measured at fair value between levels during 2021 or 2020.

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2021. Assets and liabilities measured at fair value on a non-recurring basis at December 31, 2020 are summarized below:

Fair Value Measurements at December 31, 2020 Using
Significant Unobservable Inputs (Level 3)

Impaired loans:
Commercial	$190
Total impaired loans	$190

The Company had no material assets or liabilities measured at fair value on a non-recurring basis that were measured using Level 1 or 2 inputs at December 31, 2021 or December 31, 2020.

There were no write downs of impaired collateral dependent loans during the year ended December 31, 2021. Impaired loans that are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $190 with a valuation allowance of $0 at December 31, 2020.

There were no assets or liabilities measured at fair value on a non-recurring basis at December 31, 2021. The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020:

	Fair Value	Valuation Technique(s)	Unobservable Inputs	(Range) Weighted Average
Impaired loans:
Commercial	$190	Comparable sales approach	Adjustment for differences between the stated value and net realizable value	65.00%

Financial Instruments Recorded Using Fair Value Option:

The Company has elected the fair value option for loans held for sale. These loans are intended for sale and the Company believes that the fair value is the best indicator of the resolution of these loans. Loans originated as construction loans, that were subsequently transferred to held for sale, are carried at the lower of cost or market and are not included. Interest income is recorded based on the contractual terms of the loan and in accordance with the Company’s policy on loans held for investment. None of these loans were 90 days or more past due or on nonaccrual as of December 31, 2021 or December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

As of December 31, 2021 and December 31, 2020, the aggregate fair value, contractual balance and gain or loss of loans held for sale were as follows:

	December 31, 2021	December 31, 2020
Aggregate fair value	$27,988	$283,165
Contractual balance	27,632	274,401
Gain	356	8,764

The total amount of gains and losses from changes in fair value included in earnings for the years ended December 31, 2021, 2020 and 2019 for loans held for sale were:

	2021	2020	2019
Interest income	$5,572	$6,231	$2,153
Interest expense	-	-	-
Change in fair value	(8,408)	7,046	1,341
Total change in fair value	$(2,836)	$13,277	$3,494

The carrying amounts and estimated fair values of financial instruments at year-end were as follows:

	Fair Value Measurements at December 31, 2021 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$166,591	$166,591	$-	$-	$166,591
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	16,347	-	16,347	-	16,347
Equity securities	5,000	-	5,000	-	5,000
Loans held for sale	27,988	-	27,988	-	27,988
Loans and leases, net	1,214,149	-	-	1,231,228	1,231,228
FHLB and FRB stock	7,315	n/a	n/a	n/a	n/a
Accrued interest receivable	4,143	2	91	3,947	4,040
Derivative assets	538	-	538	-	538
Interest rate lock commitments	555	-	555	-	555

Financial liabilities
Deposits	$(1,246,352)	$(661,818)	$(585,214)	$-	$(1,247,032)
FHLB advances and other debt	(89,727)	-	(90,670)	-	(90,670)
Advances by borrowers for taxes and insurance	(2,752)	-	-	(2,752)	(2,752)
Subordinated debentures	(14,883)	-	(16,051)	-	(16,051)
Accrued interest payable	(228)	-	(228)	-	(228)
Derivative liabilities	(538)	-	(538)	-	(538)
TBA mortgage-backed securities	(73)	-	(73)	-	(73)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The carrying amounts and estimated fair values of financial instruments were as follows:

	Fair Value Measurements at December 31, 2020 Using:
	Carrying
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$221,594	$221,594	$-	$-	$221,594
Interest-bearing deposits in other financial institutions	100	100	-	-	100
Securities available for sale	8,701	-	8,701	-	8,701
Equity securities	5,000	-	-	5,000	5,000
Loans held for sale	283,165	-	283,165	-	283,165
Loans and leases, net	895,344	-	-	905,030	905,030
FHLB and FRB stock	5,847	n/a	n/a	n/a	n/a
Accrued interest receivable	4,584	1	36	4,547	4,584
Yield maintenance provisions (embedded derivatives)	1,944	-	1,944	-	1,944
Interest rate lock commitments	18,101	-	18,101	-	18,101

Financial liabilities
Deposits	$(1,113,070)	$(554,650)	$(565,089)	$-	$(1,119,739)
FHLB advances and other debt	(214,426)	-	(215,531)	-	(215,531)
Advances by borrowers for taxes and insurance	(1,029)	-	-	(1,029)	(1,029)
Subordinated debentures	(14,844)	-	(16,325)	-	(16,325)
Accrued interest payable	(498)	-	(498)	-	(498)
Interest-rate swaps	(1,944)	-	(1,944)	-	(1,944)
TBA mortgage-backed securities	(2,690)	-	(2,690)	-	(2,690)

The methods and assumptions used to estimate fair value are described below.

Cash and Cash Equivalents and Interest-Bearing Deposits in Other Financial Institutions

The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

Equity Securities

Equity securities without a readily determinable fair value are held at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. For equity securities measured under the practicability exception under Accounting Standards Update (“ASU”) 2016-01, the Company performs a qualitative assessment for equity securities without readily determinable fair values considering impairment indicators to evaluate whether an impairment exists. If an impairment exists, the Company will recognize a loss based on the difference between carrying value and fair value. This method results in a Level 3 classification.

FHLB and FRB Stock

It is not practical to determine the fair value of FHLB and FRB stock due to restrictions placed on its transferability.

Loans and Leases

Fair values of loans and leases, excluding loans held for sale, are estimated utilizing an exit pricing methodology as follows: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. The discount rate for the discounted cash flow analyses includes a credit quality adjustment. Impaired loans are valued at the lower of cost or fair value as described previously.

Deposits

The fair values disclosed for demand deposits (e.g., interest and noninterest bearing checking, passbook savings, and money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification.

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

Off-Balance-Sheet Instruments

The fair value of off-balance-sheet items is not considered material.

NOTE 7 – LOAN SERVICING

Mortgage loans serviced for others are not reported as assets. The principal balances of these loans at year-end were as follows:

	December 31, 2021	December 31, 2020
Mortgage loans serviced for Freddie Mac	$1,598	$1,875

Custodial escrow balances maintained in connection with serviced loans were $40 and $94 at year-end 2021 and 2020, respectively.

NOTE 8- PREMISES AND EQUIPMENT AND OPERATING LEASES

Year-end premises and equipment were as follows:

	December 31, 2021	December 31, 2020
Land and land improvements	$1,406	$1,293
Buildings	4,414	4,140
Furniture, fixtures and equipment	2,737	2,971
	8,557	8,404
Less: accumulated depreciation	(2,688)	(4,674)
	$5,869	$3,730

Depreciation expense for 2021, 2020 and 2019 totaled $435, $381, and 316, respectively.

Operating Leases:

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

The leases in which the Company is the lessee are comprised of real estate property for branches and offices and for equipment with terms extending through 2032. All of our leases are classified as operating leases, and therefore, were previously not recognized on the Company’s consolidated balance sheets. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheets as a right-of-use (“ROU”) asset and a corresponding operating lease liability. The Company does not have any leases classified as finance leases.

The calculated amounts of the ROU assets and lease liabilities are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion which were considered, as applicable, in the calculation of the ROU assets and lease liabilities. If at lease inception, the Company considers the exercising of a renewal option to be reasonably certain, the Company will include the extended term in the calculation of the ROU asset and lease liability. Regarding the discount rate, Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is not readily determinable in our operating leases, the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. At December 31, 2021, the weighted-average remaining lease term for the Company’s operating leases was 4.6 years and the weighted-average discount rate was 5.62%.

The Company’s operating lease costs were $461, $393, and $404 for the years ended December 31, 2021, 2020 and 2019, respectively. The variable lease costs totaled $292, $244, and $231 for the years ended December 31, 2021, 2020 and 2019, respectively. As the Company elected not to separate lease and non-lease components for all classes of underlying assets and instead to account for them as a single lease component, the variable lease cost primarily represents variable payments such as common area maintenance and utilities.

Future minimum operating lease payments as of December 31, 2021 are as follows:

2022	$692
2023	553
2024	458
2025	209
2026	114
Thereafter	275
Total future minimum rental commitments	2,301
Less - amounts representing interest	(269)
Total operating lease liabilities	$2,032

NOTE 9 – DEPOSITS

Time deposits of $100 or more were $508,940 and $461,401 at year-end 2021 and 2020, respectively. Time deposits of $250 or more were $236,056 and $244,840 at year-end 2021 and 2020, respectively.

Scheduled maturities of time deposits for the next five years are as follows:

2022	$398,452
2023	118,836
2024	43,046
2025	9,597
2026	14,603
Thereafter	-
Total	$584,534

Brokered deposits at year-end 2021 and 2020 totaled $278,092 and $168,708, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 10 –FHLB ADVANCES AND OTHER DEBT

FHLB advances and other debt were as follows:

	Weighted
	Average Rate	December 31, 2021	December 31, 2020
FHLB fixed rate advances
Maturities:
2021	-	-	7,500
2022	1.16%	10,000	10,000
2023	0.92%	3,500	3,500
2024	1.46%	18,500	6,500
2026	1.45%	16,000	-
Thereafter	1.69%	17,000	-
Total FHLB fixed rate advances		65,000	27,500

Fixed rate other debt:
FRB PPPLF advances	0.35%	450	107,413

Variable rate other debt:
Holding Company credit facility	3.85%	24,277	9,500
Warehouse facility	-	-	70,013
Total variable rate other debt		24,277	79,513
Total		$89,727	$214,426

Each FHLB advance is payable at its maturity date, with a prepayment penalty if repaid before maturity.

The advances were collateralized as follows:

	December 31, 2021	December 31, 2020
Single-family mortgage loans	$203,627	$87,076
Multi-family mortgage loans	21,650	10,970
Commercial real estate loans (1-4 family)	9,801	5,750
Home equity lines of credit	2,951	2,838
Securities	1,006	1,017
Cash	3,300	3,300
Total	$242,335	$110,951

Based on the collateral pledged to the FHLB, CFBank was eligible to borrow up to a total of $178,377 from the FHLB at December 31, 2021.

Payments due on FHLB advances and other debt over the next five years are as follows:
December 31, 2021
2022	$10,000
2023	3,500
2024	18,500
2025	-
2026	16,000
$48,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Prior to May 21, 2021, the Holding Company had a term loan in the original principal amount of $5,000 with an additional $10,000 revolving line-of-credit with a third-party bank. That credit facility was refinanced into a new $35 million facility on May 21, 2021. The credit facility is revolving until May 21, 2024, at which time any then-outstanding balance will be converted to a 10-year term note on a graduated 10-year amortization. Borrowings on the credit facility bear interest at a fixed rate of 3.85% until May 21, 2026, and the interest rate then converts to a floating rate equal to PRIME with a floor of 3.25%. The purpose of the credit facility is to provide an additional source of liquidity for the Holding Company and to provide funds for the Holding Company to downstream as additional capital to CFBank to support growth. As of December 31, 2021, the Company had an outstanding balance, net of unamortized debt issuance costs, of $24,277 on the credit facility. At December 31, 2020, the Company had an outstanding balance of $9,500 on the credit facility.

At December 31, 2021, CFBank had availability in unused lines of credit at two commercial banks in amounts of $50,000 and $15,000. There were no outstanding borrowings on either line at December 31, 2021 and December 31, 2020. Interest on any principal amounts outstanding from time to time under these lines accrues daily at a variable rate based on the commercial bank’s cost of funds and current market returns.

During 2019, CFBank entered into a $25,000 warehouse facility with a commercial bank. The warehouse facility was used to periodically fund loans held for sale from the close (funding) date until they were sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.00% or (b) 4.00% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the third quarter of 2021, had no outstanding balance at December 31, 2021 and December 31, 2020.

During 2020, CFBank entered into an additional $75,000 warehouse facility with a commercial bank. The purpose of the warehouse facility was to periodically fund loans held for sale from the close (funding) date until sold in the secondary market. Borrowings on the facility bore interest at the greater of (a) the 30-day LIBOR plus 2.35% or (b) 2.90% and were secured by the specific loans that were funded. This warehouse facility, which was closed during the second quarter of 2021, had no outstanding balance at December 31, 2021 and December 31, 2020.

The CARES Act amended the SBA loan program, in which CFBank participates, to create the PPP as a guaranteed, unsecured loan program to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. During 2020, CFBank processed 558 PPP loans totaling approximately $126 million. To support the effectiveness of the PPP, the Federal Reserve Board (the “FRB”) introduced the PPPLF to extend credit to financial institutions that made PPP loans, with the related PPP loans used as collateral on the borrowings. The PPPLF borrowings have a fixed interest rate of 0.35% and a maturity equal to the maturity date of the related PPP loans, with the PPP loans maturing two years from the origination date of the PPP loan. If a PPP loan pays off early, the corresponding PPPLF borrowing must be paid off as well. At December 31, 2021, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 0.2 years. At December 31, 2021, the principal balance of PPPLF advances outstanding was $450. At December 31, 2020, the Company’s PPP loans and related PPPLF funding had a weighted average life of approximately 1.2 years. At December 31, 2020, the principal balance of PPPLF advances outstanding was $107,413.

Other than the PPPLF borrowing, there were no outstanding borrowings with the FRB at December 31, 2021 and December 31, 2020.

Assets pledged as collateral with the FRB were as follows:

	2021	2020
Commercial loans	$59,605	$39,914
Commercial real estate loans	72,580	85,655
	$132,185	$125,569

Based on the collateral pledged, CFBank was eligible to borrow up to $72,195 from the FRB at year-end 2021.

NOTE 11 – SUBORDINATED DEBENTURES

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

The subordinated debentures have a variable rate of interest, reset quarterly, equal to the three-month London Interbank Offered Rate plus 2.85%, which was 3.07% at year-end 2021 and 3.09% at year-end 2020.

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

The Notes initially bear interest at 7.00%, from and including December 20, 2018, to but excluding December 30, 2023, payable semi-annually in arrears on June 30 and December 30 of each year. From and including December 30, 2023, to but excluding December 30, 2028 or the earlier redemption of the notes, the interest rate will reset quarterly to an interest rate equal to the then current three-month LIBOR (but not less than zero) plus 4.14%, payable quarterly in arrears on March 30, June 30, September 30, and December 30 of each year. The Holding Company may, at its option, redeem the notes beginning on December 30, 2023 and on any scheduled interest payment date thereafter. After payment of approximately $388 of debt issuance costs, the Holding Company’s net proceeds were approximately $9,612. At December 31, 2021, the balance of the subordinated notes, net of unamortized debt issuance costs, was $9,728.

NOTE 12 – BENEFIT PLANS

Multi-employer pension plan:

CFBank participates in the Pentegra Defined Benefit Plan for Financial Institutions (the “Pentegra DB Plan”), a multi-employer contributory trusteed pension plan. The retirement benefits to be provided by the plan were frozen as of June 30, 2003 and future employee participation in the plan was stopped. The plan was maintained for all eligible employees and the benefits were funded as accrued. The cost of funding was charged directly to operations.

The funding shortfall (surplus) of the Pentegra DB Plan at June 30, 2021 was ($8) and at June 30, 2020 was $104. CFBank’s contributions for the plan years ending June 30, 2021, June 30, 2020, and June 30, 2019 totaled $22, $29, and $59, respectively. Contributions to the plan may vary from period to period due to the change in the plan's unfunded liability. The unfunded liability is primarily related to the change in plan assets and the change in plan liability from one year to the next. The change in plan assets is based on contributions deposited, benefits paid and the actual rate of return earned on those assets. The change in plan liability is based on demographic changes and changes in the interest rates used to determine plan liability. In the event the actual rate of return earned on plan assets declines, the value of the plan assets will decline. In the event the interest rates used to determine plan liability decrease, plan liability will increase. The combined effect of each change determines the change in the unfunded liability and the change in the employer contributions.

The Pentegra DB Plan is a tax-qualified defined-benefit pension plan. The Pentegra DB Plan operates as a multi-employer plan for accounting purposes and as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code. There are no collective bargaining agreements in place that require contributions to the Pentegra DB Plan.

The Pentegra DB Plan is a single plan under Internal Revenue Code Section 413(c) and, as a result, all of the assets stand behind all of the liabilities. Accordingly, under the Pentegra DB Plan contributions made by a participating employer may be used to provide benefits to participants of other participating employers.

Funded status (market value of plan assets divided by funding target) based on valuation reports as of July 1, 2021 and 2020 was 100.81% and 90.19%, respectively.

Total contributions made to the Pentegra DB Plan, as reported on Form 5500 of the Pentegra DB Plan, totaled $253,199 and $138,322 for the plan years ended June 30, 2020 and June 30, 2019, respectively. CFBank’s contributions to the Pentegra DB Plan were not more than 5% of the total contributions to the Pentegra DB Plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

401(k) Plan:

The Company sponsors a 401(k) plan that allows employee contributions up to the maximum amount allowable under federal tax regulations, which are currently matched in an amount equal to 50% of the first 8% of the compensation contributed. Total expense for matching contributions for 2021, 2020 and 2019 was $343, $293 and $188, respectively.

Salary Continuation Agreement:

In 2004, CFBank entered into a nonqualified salary continuation agreement with its former Chairman Emeritus. Benefits provided under the plan are unfunded, and payments are made by CFBank. Under the plan, CFBank pays him, or his beneficiary, a benefit of $25 annually for 20 years, beginning 6 months after his retirement date, which was February 28, 2008. The expense related to this plan totaled $7, $7 and $8 in 2021, 2020 and 2019, respectively. The accrual is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $134 at year-end 2021 and $152 at year-end 2020.

Life Insurance Benefits:

CFBank has entered into agreements with certain employees, former employees and directors to provide life insurance benefits which are funded through life insurance policies purchased and owned by CFBank. The expense related to these benefits totaled $13, ($16) and ($12) in 2021, 2020 and 2019, respectively. The accrual for CFBank’s obligation under these agreements is included in accrued interest payable and other liabilities in the consolidated balance sheets and totaled $141 at year-end 2021 and $154 at year-end 2020.

NOTE 13 – INCOME TAXES

Income tax expense was as follows:

	December 31, 2021	December 31, 2020	December 31, 2019
Current federal	$3,592	$9,720	$2,627
Deferred federal (1)	773	(3,045)	(187)
Total	$4,365	$6,675	$2,440

(1)Includes tax benefit of operating loss carryforwards of $34, $34, and $34 for the years ended December 31, 2021, 2020 and 2019, respectively.

Effective tax rates differ from the federal statutory rate of 21% for 2021, 2020 and 2019 applied to income before income taxes due to the following:

	December 31, 2021	December 31, 2020	December 31, 2019
Federal Statutory rate times financial statement income	$4,792	$7,619	$2,529
Effect of:
Stock compensation	(50)	(19)	(18)
Bank owned life insurance income	(112)	(30)	(30)
Gain on redemption of life insurance policies	(80)	-	-
Historic tax credits	-	(807)	-
Low income housing tax credits	(154)	(106)	(59)
Other	(31)	18	18
	$4,365	$6,675	$2,440
Effective tax rate	19%	18%	20%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

Year-end deferred tax assets and liabilities were due to the following:

	2021	2020
Deferred tax assets:
Allowance for loan and lease losses	$3,336	$3,407
Compensation related items	456	1,815
Deferred loan fees	184	293
Nonaccrual interest	60	57
Net operating loss carry forward	364	398
Operating lease liabilities	423	322
Unrealized mark-to-market loss	39	-
	4,862	6,292
Deferred tax liabilities:
FHLB stock dividend	226	226
Depreciation	82	15
Operating lease right-of-use assets	404	291
Unrealized mark-to-market gain	-	935
Other	1	2
Prepaid expenses	105	76
	818	1,545
Net deferred tax asset	$4,044	$4,747

At December 31, 2021, the Company had a deferred tax asset recorded of approximately $4,044. At December 31, 2020, the Company had a deferred tax asset recorded of approximately $4,747. At December 31, 2021 and December 31, 2020, the Company had no unrecognized tax benefits recorded. The Company is subject to U.S. federal income tax and is no longer subject to federal examination for years prior to 2018.

Our deferred tax assets are composed of U.S. net operating losses (“NOLs”), and other temporary book to tax differences. When determining the amount of deferred tax assets that are more-likely-than-not to be realized, and therefore recorded as a benefit, the Company conducts a regular assessment of all available information. This information includes, but is not limited to, taxable income in prior periods, projected future income and projected future reversals of deferred tax items. Based on these criteria, the Company determined as of December 31, 2021 that no valuation allowance was required against the net deferred tax asset.

In 2012, a recapitalization program through the sale of $22,500 in common stock improved the capital levels of CFBank and provided working capital for the Holding Company. The result of the change in stock ownership associated with the stock offering, however, was that the Company incurred an ownership change within the guidelines of Section 382 of the Internal Revenue Code of 1986. At year-end 2021, the Company had net operating loss carryforwards of $22,253, which expire at various dates from 2024 to 2032. As a result of the ownership change, the Company's ability to utilize carryforwards that arose before the 2012 stock offering closed is limited to $163 per year. Due to this limitation, management determined it is more likely than not that $20,520 of net operating loss carryforwards will expire unutilized. As required by accounting standards, the Company reduced the carrying value of deferred tax assets, and the corresponding valuation allowance, by the $6,977 tax effect of this lost realizability.

Federal income tax laws provided additional deductions, totaling $2,250, for thrift bad debt reserves established before 1988. Accounting standards do not require a deferred tax liability to be recorded on this amount, which otherwise would have totaled $473 at year-end 2021. However, if CFBank were wholly or partially liquidated or otherwise ceases to be a bank, or if tax laws were to change, this amount would have to be recaptured and a tax liability recorded. Additionally, any distributions in excess of CFBank’s current or accumulated earnings and profits would reduce amounts allocated to its bad debt reserve and create a tax liability for CFBank.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 14 – RELATED-PARTY TRANSACTIONS

Loans to principal officers, directors and their affiliates during 2021 and 2020 were as follows:

	Year ended December 31,
	2021	2020
Beginning balance	$10,277	$6,113
New loans	2,843	4,193
Repayments	(2,983)	(29)
Ending balance	$10,137	$10,277

All loans to related parties were made by CFBank in the ordinary course of business under terms equivalent to those prevailing in the market for arm’s length transactions at the time of origination.

Deposits from principal officers, directors, and their affiliates totaled $8,282 and $3,844 at year-end 2021 and 2020, respectively.

NOTE 15 – STOCK-BASED COMPENSATION

The Company has two stock-based compensation plans (collectively, the “Plans”), as described below, under which awards are outstanding or may be granted in the future. Total compensation cost that has been charged against income for those Plans totaled $707, $711, and $527 for 2021, 2020 and 2019, respectively. The total income tax benefit was $148, $149, and $111 for 2021, 2020 and 2019, respectively.

Both Plans are stockholder-approved and authorize stock option grants and restricted stock awards to be made to directors, officers and employees. The 2009 Equity Compensation Plan (the “2009 Plan”), which was approved by stockholders on May 21, 2009, replaced the Company’s 2003 equity compensation plan (the “2003 Plan”) and provided for 36,363 shares, plus any remaining shares available to grant or that are later forfeited or expire under the 2003 Plan, to be made available to be issued as stock option grants, stock appreciation rights or restricted stock awards. On May 16, 2013, the Company’s stockholders approved the First Amendment to the 2009 Plan to increase the number of shares of common stock reserved for stock option grants and restricted stock awards thereunder to 272,727. The 2009 Plan terminated in accordance with its terms on March 19, 2019 and, as a result, no further awards may be granted under the 2009 Plan.

The 2019 Equity Incentive Plan (the “2019 Plan”), which was approved by stockholders on May 29, 2019, authorizes up to 300,000 shares (plus any shares that are subject to grants under the 2009 Plan and that are later forfeited or expire), to be awarded pursuant to stock options, stock appreciation rights, restricted stock or restricted stock units. There were 184,921 shares remaining available for awards of stock option grants, stock appreciation rights, restricted stock awards or restricted stock units under the 2019 Plan at December 31, 2021.

Stock Options:

The Plans permit the grant of stock options to directors, officers and employees of the Holding Company and CFBank. Option awards are granted with an exercise price equal to the market price of the Company’s common stock on the date of grant, generally have vesting periods ranging from one year to three years, and are exercisable for ten years from the date of grant. Unvested stock options immediately vest upon a change of control.

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

There were no stock options granted during the years ended December 31, 2021 and December 31, 2020. There were 24,996 options exercised during the year ended December 31, 2021 and 4,545 options exercised during the year ended December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

A summary of stock option activity in the Plans for 2021 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Intrinsic Value
Outstanding at beginning of year	90,442	$7.57
Exercised	(24,996)	7.42
Expired	-	-
Cancelled or forfeited	(1,454)	7.87
Outstanding at end of period	63,992	$7.43	1.5	$838

Exercisable at end of period	63,992	$7.43	1.5	$838

During the year ended December 31, 2021, stock options to purchase a total of 1,454 common shares were canceled, forfeited or expired. Stock options to purchase a total of 451 common shares were cancelled, forfeited or expired during the year ended December 31, 2020. Expense associated with unvested forfeited shares is reversed. As of December 31, 2021 and 2020, all stock options granted under the Plans were vested.

Restricted Stock Awards:

The Plans also permit the grant of restricted stock awards to directors, officers and employees. Compensation is recognized over the vesting period of the awards based on the fair value of the stock at grant date. The fair value of the stock is determined using the closing share price on the date of grant and shares generally have vesting periods of one to three years. There were 69,960 shares of restricted stock granted in 2021 and 19,660 shares of restricted stock granted in 2020.

A summary of changes in the Company’s nonvested restricted shares for the year follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2021	59,802	$12.12
Granted	69,960	17.82
Vested	(31,189)	12.27
Forfeited	(8,678)	13.97
Nonvested at December 31, 2021	89,895	$16.32

As of December 31, 2021 and 2020, the unrecognized compensation cost related to nonvested shares granted under the Plans was $1,041 and $623, respectively.

There were 31,189 shares that vested during the year ended December 31, 2021 and 55,877 shares that vested during the year ended December 31, 2020. There were 8,678 and 6,897 shares of restricted stock forfeited during the years ended December 31, 2021 and December 31, 2020, respectively. .

NOTE 16 – PREFERRED STOCK

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

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

NOTE 17 – REGULATORY CAPITAL MATTERS

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

The following tables present actual and required capital ratios as of December 31, 2021 and December 31, 2020 for CFBank under the Basel III Capital Rules. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2021
Total Capital to risk weighted assets	$170,392	14.02%	$127,588	10.50%	$121,512	10.00%
Tier 1 (Core) Capital to risk weighted assets	155,195	12.77%	103,286	8.50%	97,210	8.00%
Common equity tier 1 capital to risk-weighted assets	155,195	12.77%	85,059	7.00%	78,983	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	155,195	11.29%	54,984	4.00%	68,730	5.00%

	Actual		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Applicable Regulatory Capital Standards
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2020
Total Capital to risk weighted assets	$136,683	14.31%	$100,298	10.50%	$95,522	10.00%
Tier 1 (Core) Capital to risk weighted assets	124,678	13.05%	81,194	8.50%	76,418	8.00%
Common equity tier 1 capital to risk-weighted assets	124,678	13.05%	66,866	7.00%	62,089	6.50%
Tier 1 (Core) Capital to adjusted total assets (Leverage ratio)	124,678	9.74%	51,187	4.00%	63,984	5.00%

CFBank converted from a mutual to a stock institution in 1998, and a “liquidation account” was established with an initial balance of $14,300, which was the net worth reported in the conversion prospectus. The liquidation account represents a calculated amount for the purposes described below, and it does not represent actual funds included in the consolidated financial statements of the Company. Eligible depositors who have maintained their accounts, less annual reductions to the extent they have reduced their deposits, would be entitled to a priority distribution from this account if CFBank liquidated and its assets exceeded its liabilities. Dividends may not reduce CFBank’s stockholder’s equity below the required liquidation account balance.

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

Additionally, CFBank does not intend to make distributions to the Holding Company that would result in a recapture of any portion of its thrift bad debt reserve as discussed in Note 13-Income Taxes.

NOTE 18 – DERIVATIVE INSTRUMENTS

Interest-rate swaps:

CFBank utilizes interest-rate swaps as part of its asset liability management strategy to help manage its interest rate risk position and does not use derivatives for trading purposes. The notional amount of the interest-rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest-rate swap agreements. CFBank was party to interest-rate swaps with a combined notional amount of $44,887, $46,474 and $12,039 at December 31, 2021, 2020 and 2019, respectively.

The objective of the interest-rate swaps is to protect the related fixed-rate commercial real estate loans from changes in fair value due to changes in interest rates. CFBank has a program whereby it lends to its borrowers at a fixed-rate with the loan agreement containing a two-way yield maintenance provision, which will be invoked in the event of prepayment of the loan, and is expected to exactly offset the fair value of unwinding the swap. The yield maintenance provision represents an embedded derivative which is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

bifurcated from the host loan contract and, as such, the swaps and embedded derivatives are not designated as hedges. Accordingly, both instruments are carried at fair value and changes in fair value are reported in current period earnings. CFBank currently does not have any derivatives designated as hedges.

The counterparty to CFBank’s interest-rate swaps is exposed to credit risk whenever the interest-rate swaps are in a liability position. At December 31, 2021, CFBank had $2,724 in cash pledged as collateral for these derivatives. Should the liability increase beyond the collateral value, CFBank may be required to pledge additional collateral.

Additionally, CFBank’s interest-rate swap instruments contain provisions that require CFBank to remain well capitalized under regulatory capital standards and to comply with certain other regulatory requirements. The interest-rate swaps may be called by the counterparty if CFBank fails to maintain well-capitalized status under regulatory capital standards or becomes subject to certain adverse regulatory events such as a regulatory cease and desist order. As of December 31, 2021, CFBank was well-capitalized under regulatory capital standards and was not subject to any adverse regulatory events specified in CFBank’s interest-rate swap instruments.

Summary information about the derivative instruments is as follows:

	2021	2020	2019
Notional amount	$44,887	$46,474	$12,039
Weighted average pay rate on interest-rate swaps	4.21%	4.19%	4.66%
Weighted average receive rate on interest-rate swaps	3.00%	3.08%	4.63%
Weighted average maturity (years)	6.9	7.4	7.3
Fair value of derivative asset	$538	$1,944	$12
Fair value of derivative liability	$(538)	$(1,944)	$(12)

The fair value of the yield maintenance provisions and interest-rate swaps is recorded in other assets and other liabilities, respectively, in the consolidated balance sheet. Changes in the fair value of the yield maintenance provisions and interest-rate swaps are reported currently in earnings, as other noninterest income in the consolidated statements of income. There were no net gains or losses recognized in earnings related to yield maintenance provisions and interest-rate swaps in 2021, 2020 or 2019.

Mortgage banking derivatives:

Commitments to fund certain mortgage loans (interest rate locks) to be sold into the secondary market are considered derivatives. These mortgage banking derivatives are not designated in hedge relationships. The Company had approximately $50,312, $1,048,613, and $297,454 of interest rate lock commitments related to residential mortgage loans at December 31, 2021, 2020, and 2019, respectively. The fair value of these mortgage banking derivatives was reflected by a derivative asset of $555, $18,100, and $3,104 at December 31, 2021, 2020 and 2019, respectively, which was included in other assets in the consolidated balance sheet. Fair values were estimated based on anticipated gains on the sale of the underlying loans. Changes in the fair values of these mortgage banking derivatives are included in net gains on sales of loans.

Mortgage banking activities include two types of commitments: rate lock commitments and forward loan commitments. Rate lock commitments are loans in our pipeline that have an interest rate locked with the customer. The commitments are generally for periods of 30-60 days and are at market rates. In order to mitigate the effect of the interest rate risk inherent in providing rate lock commitments, we economically hedge our commitments by entering into either a forward loan sales contract under best efforts or a trade of “to be announced (TBA)” mortgage-backed securities (“notional securities”) for mandatory delivery. The Company had approximately $53,250, $506,750, and $225,500 of TBA mortgage-backed securities at December 31, 2021, 2020 and 2019, respectively. The fair value of these TBA mortgage-backed securities was ($73), ($2,690) and ($350) at December 31, 2021, 2020 and 2019, respectively, which is included in other liabilities on the consolidated balance sheet. The changes in fair value related to movements in market rates of the rate lock commitments and the forward loan sales contracts and notional securities generally move in opposite directions, and the net impact of changes in these valuations on net income during the loan commitment period is generally inconsequential. The Company has not formally designated these derivatives as a qualifying hedge relationship and, accordingly, accounts for such forward contracts as freestanding derivatives with changes in fair value recorded to earnings each period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

The following table reflects the amount and market value of mortgage banking derivatives included in the consolidated balance sheet as of the period end:

	December 31, 2021		December 31, 2020		December 31, 2019
	Notional Amount	Fair Value	Notional Amount	Fair Value	Notional Amount	Fair Value
Assets (Liabilities):
Interest rate commitments	$50,312	$555	$1,048,613	$18,100	$297,454	$3,104
TBA mortgage-back securities	53,250	(73)	506,750	(2,690)	225,500	(350)

As of December 31, 2021, CFBank had minimum collateral posting thresholds with certain of its derivative counterparties and has posted cash collateral of $4,847.

The following table represents the notional amount of loans sold during the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020	December 31, 2019
Notional amount of loans sold	$2,358,510	$2,229,042	$411,257

The following table represents the revenue recognized on mortgage activities for the years ended December 31, 2021, 2020 and 2019:

	December 31, 2021	December 31, 2020	December 31, 2021
Gain on loans sold	$21,646	$61,147	$9,603
Gain (loss) from change in fair value of loans held-for-sale	(8,408)	7,046	1,341
Gain (loss) from change in fair value of derivatives	(7,322)	(9,895)	(490)
	$5,916	$58,298	$10,454

NOTE 19 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amounts of financial instruments with off-balance-sheet risk at year end were as follows:

	2021		2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$86,001	$135,429	$1,072,963	$31,239
Unused lines of credit	$33,620	$73,812	$20,395	$65,788
Standby letters of credit	$4,851	$-	$3,997	$-

Commitments to make loans are generally made for periods of 60 days or less, except for construction loan commitments, which are typically for a period of one year, and loans under a specific drawdown schedule, which are based on the individual contracts. The fixed-rate loan commitments had interest rates ranging from 2.00% to 8.0% and maturities ranging from 1 month to 30 years at December 31, 2021. The fixed-rate loan commitments had interest rates ranging from 2.00% to 6.50% and maturities ranging from 1 month to 30 years at December 31, 2020.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 20 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of CF Bankshares Inc. follows:

	2021	2020
Assets
Cash and cash equivalents	$819	$1,785
Equity securities	5,000	5,000
Investment in banking subsidiary	155,391	125,172
Investment in and advances to other subsidiary	243	241
Other assets	3,374	2,533
Total assets	$164,827	$134,731

Liabilities and Equity
Subordinated debentures	$14,883	$14,844
Other borrowings	24,277	9,500
Accrued expenses and other liabilities	337	177
Stockholders' equity	125,330	110,210
Total liabilities and stockholders' equity	$164,827	$134,731

	2021	2020	2019

Interest income	$414	$-	$-
Other income	230	178	70
Interest expense	1,527	1,209	1,353
Other expense	851	830	758
Loss before income tax and before undistributed subsidiary income	(1,734)	(1,861)	(2,041)
Tax effect	407	390	427
Loss after income tax and before undistributed subsidiary income	(1,327)	(1,471)	(1,614)
Equity in undistributed subsidiary income	19,780	31,079	11,215
Net income	$18,453	$29,608	$9,601
Comprehensive income	$18,187	$29,676	$9,702

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

	2021	2020	2019
Cash flows from operating activities
Net Income	$18,453	$29,608	$9,601
Adjustments:
Effect of subsidiaries' operations	(19,780)	(31,079)	(11,215)
Amortization, net	39	38	39
Change in other assets and other liabilities	(681)	(480)	(939)
Net cash used by operating activities	(1,969)	(1,913)	(2,514)

Cash flows from investing activities
Investments in banking subsidiary	(10,000)	(5,000)	(14,000)
Purchase of equity securities	-	(5,000)	-
Net cash used by investing activities	(10,000)	(10,000)	(14,000)

Cash flows from financing activities
Proceeds from other borrowings	19,277	15,000	4,000
Repayments of other borrowings	(4,500)	(10,500)	(5,000)
Net proceeds from the issuance of preferred stock private placement	-	-	14,000
Net proceeds from the issuance of common stock private placement	-	-	9,641
Proceeds from exercise of stock options	185	36	-
Acquisition of treasury shares surrendered upon vesting of restricted stock for payment of taxes and exercise proceeds	(139)	(32)	(23)
Purchase of treasury shares	(2,972)	(648)	-
Dividends paid	(848)	(195)	1,258
Net cash from financing activities	11,003	3,661	23,876
Net change in cash and cash equivalents	(966)	(8,252)	7,362
Beginning cash and cash equivalents	1,785	10,037	2,675
Ending cash and cash equivalents	$819	$1,785	$10,037

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 21 – EARNINGS PER COMMON SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common stockholders for the period are allocated between common stockholders and participating securities (certain unvested share-based awards and Series C preferred stock outstanding) according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share computation follow:

	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Basic
Net income	$18,453	$29,608	$9,601
Accretion of discount and value of warrants exercised related to Series B preferred stock (1)	-	-	219
Earnings allocated to participating securities (Series C preferred stock) (2)	-	(2,280)	(430)
Net income allocated to common stockholders	$18,453	$27,328	$9,390

Weighted average common shares outstanding including unvested share-based payment awards	6,605,278	6,072,829	4,582,997
Less: Unvested share-based payment awards-2019 Plan	(97,122)	(43,732)	(1,532)
Average shares	6,508,156	6,029,097	4,581,465
Basic earnings per common share	$2.84	$4.53	$2.05

Diluted
Net earnings allocated to common stockholders	$18,453	$27,328	$9,390
Add back: Preferred Dividends on Series B stock and accretion of discount	-	-	-
Net earnings allocated to common stockholders	$18,453	$27,328	$9,390

Weighted average common shares outstanding for basic earnings per common share	6,508,156	6,029,097	4,581,465
Add: Dilutive effects of assumed exercises of stock options	45,169	34,158	38,620
Add: Dilutive effects of assumed exercises of stock warrants	-	-	6,947
Add: Dilutive effects of unvested share-based payment awards-2019 Plan	97,122	43,732	1,532
Average shares and dilutive potential common shares	6,650,447	6,106,987	4,628,564
Diluted earnings per common share	$2.77	$4.47	$2.03

(1)All outstanding warrants expired on July 15, 2019.

(2)12,607 outstanding shares of Series C preferred stock were converted into a total of 1,260,700 shares of the Company’s Non-Voting Common Stock effective as of the close of business on May 28, 2020.

The following securities were anti-dilutive and not considered in computing diluted earnings per common share.

	2021	2020	2019
Stock options	-	331	463

NOTE 22 - CONTINGENT LIABILITIES

General Litigation:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share data)

NOTE 23 - ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table summarizes the changes within each classification of accumulated other comprehensive income, net of tax, for the years ended December 31, 2021, 2020 and 2019 and summarizes the significant amounts reclassified out of each component of accumulated other comprehensive income:

Changes in Accumulated Other Comprehensive Income by Component
For the Year Ended December 31, 2021, 2020 and 2019 (1)

	Unrealized Gains and Losses on Available-for-Sale Securities

	2021	2020	2019
Accumulated other comprehensive gain (loss), beginning of period	$96	$28	$(73)
Other comprehensive gain (loss) before reclassifications	(266)	68	101
Less amount reclassified from accumulated other comprehensive loss (2)	-	-	-
Net current-period other comprehensive income (loss)	(266)	68	101
Accumulated other comprehensive income (loss), end of period	$(170)	$96	$28

(1)All amounts are net of tax. Amounts in parentheses indicate a reduction of other comprehensive income.

(2)There were no amounts reclassified out of other comprehensive income for years ended December 31, 2021, 2020 and 2019.

NOTE 24 - BRANCH SALE

On December 29, 2020, CFBank entered into a Branch Purchase and Assumption Agreement (the “P&A Agreement”) with Consumers National Bank (“Consumers”) providing for the acquisition by Consumers of two branches of CFBank in Columbiana County, Ohio – CFBank’s drive-up branch location in Wellsville, Ohio and CFBank’s branch location in Calcutta, Ohio (the “Branches”).

On July 16, 2021, CFBank completed its sale to Consumers of certain assets and liabilities associated with the Branches. Pursuant to the terms of the P&A Agreement, Consumers assumed certain deposit liabilities and acquired certain loans, as well as cash, real property, personal property and other fixed assets associated with the Branches.

During the third quarter of 2021, the Company recognized a combined gain on sale of deposits of $1.9 million related to the sale of the Branches.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures. Management is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Management's assessment of the effectiveness of internal control over financial reporting is expressed at the level of reasonable assurance because a control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met. As of December 31, 2021, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management concluded that our internal controls over financial reporting as of December 31, 2021 were effective.

Management’s Report on Internal Control Over Financial Reporting. “Management’s Report on Internal Control Over Financial Reporting” required by Item 308(a) of SEC Regulation S-K is included on page 57 of this Form 10-K.

Attestation Report of Independent Registered Public Accounting Firm. The “Report of Independent Registered Accounting Firm on Effectiveness of Internal Control Over Financial Reporting” required by Item 308(b) of SEC Regulation S-K is included on page 58 of this Form 10-K.

Changes in internal control over financial reporting. There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) in the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors. Information required by Item 401 of Regulation S-K with respect to our directors is incorporated herein by reference from our definitive Proxy Statement for our 2021 Annual Meeting of Stockholders to be filed with the Commission pursuant to SEC Regulation 14A (the “2022 Proxy Statement”), under the caption “PROPOSAL 1. ELECTION OF DIRECTORS.”

Executive Officers of the Registrant. Information required by Item 401 of Regulation S-K with respect to our executive officers is incorporated herein by reference from our 2022 Proxy Statement under the caption “EXECUTIVE OFFICERS.”

Compliance with Section 16(a) of the Exchange Act. Information required by Item 405 of Regulation S-K is incorporated herein by reference from our 2022 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK – DELINQUENT SECTION 16(a) REPORTS.”

Code of Ethics. We have adopted a Code of Ethics and Business Conduct, which applies to all employees, including our principal executive officer, principal financial officer and principal accounting officer. We require all directors, officers and other employees to review and adhere to the Code of Ethics and Business Conduct in addressing the legal and ethical issues encountered in conducting their work. The Code of Ethics and Business Conduct requires that our employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Company’s best interest. The Code of Ethics and Business Conduct is available on our website, www.CF.Bank under the tab “Investor Relations – Corporate Governance.” Disclosures of any amendments to or waivers with regard to the provisions of the Code of Ethics and Business Conduct also will be posted on the Company’s website.

Corporate Governance. Information required by Items 407(c)(3), (d)(4) and (d)(5) of Regulation S-K is incorporated herein by reference from our 2022 Proxy Statement, under the captions “CORPORATE GOVERNANCE” and “AUDIT COMMITTEE MATTERS.”

Item 11. Executive Compensation.

Information required by Item 402 of Regulation S-K is incorporated herein by reference from our 2022 Proxy Statement, under the captions “COMPENSATION OF EXECUTIVE OFFICERS” and “2021 COMPENSATION OF DIRECTORS.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management. Information required by Item 403 of Regulation S-K is incorporated herein by reference from our 2022 Proxy Statement under the caption “BENEFICIAL OWNERSHIP OF COMPANY COMMON STOCK.”

Related Stockholder Matters – Equity Compensation Plan Information. The following table shows the number of shares of our common stock subject to outstanding stock option awards and remaining available for awards under the Company’s Equity Incentive Plans at December 31, 2021.

Equity Compensation Plan Information
Plan Category	(a) Number of Common Shares to be issued upon exercise of all outstanding options, warrants and rights (a)	(b) Weighted-average exercise price of outstanding options, warrants and rights (b)	(c) Number of Common Shares remaining available for future issuance under equity compensation plans (excluding common shares reflected in column (a))
Equity compensation plans approved by shareholders	63,992	$7.43	184,921
Equity compensation plans not approved by shareholders	-	-	-
Total	63,992	$7.43	184,921

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by Items 404 and 407(a) of Regulation S-K is incorporated herein by reference from our 2022 Proxy Statement under the captions “CORPORATE GOVERNANCE – Certain Relationships and Related Party Transactions” and “CORPORATE GOVERNANCE – Director Independence.”

Item 14. Principal Accounting Fees and Services.

Our independent registered public accounting firm is BKD, LLP, Indianapolis, IN, Auditor Firm ID 686.

Information required by this Item 14 is incorporated by reference from our 2022 Proxy Statement under the caption “AUDIT COMMITTEE MATTERS.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

3.1

Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed with the Commission on November 9, 2017 (File No. 0-25045))

3.2

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.2 to the registrant’s Registration Statement on Form S-2 (File No. 333-129315), filed with the Commission on October 28, 2005)

3.3

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.4 to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the commission on August 14, 2009 (File No. 0-25045))

3.4

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, filed with the Commission on November 10, 2011 (File No. 0-25045))

3.5

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.5 to the registrant’s Post-Effective Amendment to the Registration Statement on Form S-1 (File No. 333-177434), filed with the Commission on May 4, 2012)

3.6

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 7, 2014 and filed with the Commission on May 13, 2014. (File No. 0-25045))

3.7

Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated August 20, 2018, filed with the commission on August 20, 2018 (File No. 0-25045)

3.8

Certificate of Designations to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated October 25, 2019, filed with the Commission on October 31, 2019 (File No. 0-25045))

3.9

Certificate of Amendment to Certificate of Incorporation of the registrant (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K dated May 29, 2020, filed with the Commission on June 2, 2020 (File No. 0-25045))

3.10

Second Amended and Restated Bylaws of the registrant (incorporated by reference to Exhibit 3.3 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Commission on March 27, 2008 (File No. 0-25045))

4.1

Form of Stock Certificate of Central Federal Corporation (incorporated by reference to Exhibit 4.0 to the registrant’s Registration Statement on Form SB-2 (File No. 333-64089), filed with the Commission on September 23, 1998)

4.2

Form of Subordinated Note Purchase Agreement by and between the Company and several Purchasers, dated December 20,2018 (incorporated by reference to Exhibit 10.1 to the registrants Current Report on Form 8-K filed with the Commission on December 21, 2018 (File No. 0-25045))

4.3

Form of 7.0% Fixed-to-Floating Rate Subordinated Note due 2028 (incorporated by reference to Exhibit 10.2 to the registrants Current Report on Form 8-K filed with the Commission on December 21, 2018 (File No. 0-25045))

4.4

Description of Capital Stock (incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the Commission on March 23, 2021 (File No. 0-25045))

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
Date: March 16, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert E. Hoeweler	Chairman	March 16, 2022
Robert E. Hoeweler

/s/ Timothy T. O’Dell	Director, President and Chief Executive Officer	March 16, 2022
Timothy T. O’Dell

/s/ Thomas P. Ash	Director	March 16, 2022
Thomas P. Ash

/s/ James H. Frauenberg II	Director	March 16, 2022
James H. Frauenberg II

/s/ Edward W. Cochran	Director	March 16, 2022
Edward W. Cochran

/s/ David L. Royer	Director	March 16, 2022
David L. Royer

/s/ Sundeep Rana	Director	March 16, 2022
Sundeep Rana